Form 10-K
period 2012-12-31
Matador Resources Co
filed 2013-03-18
CIK 1520006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $454,393,967.

As of March 14, 2013, there were 55,894,438 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this annual report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2013 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this annual report on Form 10-K relates.

MATADOR RESOURCES COMPANY

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: changes in oil or natural gas prices, the success of our drilling program, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, the proximity to and capacity of transportation facilities, uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, and the other factors discussed below and elsewhere in this Annual Report on Form 10-K and in other documents that we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC”), all of which are difficult to predict. Forward-looking statements may include statements about:

•	our business strategy;

•	our reserves;

•	our technology;

•	our cash flows and liquidity;

•	our financial strategy, budget, projections and operating results;

•	our oil and natural gas realized prices;

•	the timing and amount of future production of oil and natural gas;

•	the availability of drilling and production equipment;

•	the availability of oil field labor;

•	the amount, nature and timing of capital expenditures, including future exploration and development costs;

•	the availability and terms of capital;

•	our drilling of wells;

•	government regulation and taxation of the oil and natural gas industry;

•	our marketing of oil and natural gas;

•	our exploitation projects or property acquisitions;

•	our costs of exploiting and developing our properties and conducting other operations;

•	general economic conditions;

•	competition in the oil and natural gas industry;

•	the effectiveness of our risk management and hedging activities;

•	environmental liabilities;

•	counterparty credit risk;

•	developments in oil-producing and natural gas-producing countries;

•	our future operating results;

•	estimated future reserves and the present value thereof; and

•	our plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K that are not historical.

Although we believe that the expectations conveyed by the forward-looking statements are reasonable based on information available to us on the date such forward-looking statements were made, no assurances can be given as to future results, levels of activity, achievements or financial condition.

You should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others not now anticipated. The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors. The foregoing statements are not exclusive and further information concerning us, including factors that potentially could materially affect our financial results, may emerge from time to time. We do not intend to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements, except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

PART I

Item 1.	Business.

In this Annual Report on Form 10-K, references to “we,” “our” or “the Company” refer to Matador Resources Company and its subsidiaries before the completion of our corporate reorganization on August 9, 2011 and Matador Holdco, Inc. and its subsidiaries after the completion of our corporate reorganization on August 9, 2011. Prior to August 9, 2011, Matador Holdco, Inc. was a wholly-owned subsidiary of Matador Resources Company, now known as MRC Energy Company. Pursuant to the terms of our corporate reorganization, former Matador Resources Company became a wholly-owned subsidiary of Matador Holdco, Inc. and changed its corporate name to MRC Energy Company, and Matador Holdco, Inc. changed its corporate name to Matador Resources Company.

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

For certain oil and natural gas terms used in this Annual Report on Form 10-K, see the “Glossary of Oil and Natural Gas Terms” included in this Annual Report on Form 10-K.

General

We are an independent energy company engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States, with a particular emphasis on oil and natural gas shale plays and other unconventional resource plays. Our current operations are focused primarily on the oil and liquids rich portion of the Eagle Ford shale play in South Texas and in the Haynesville shale play in Northwest Louisiana. In 2012, more than 90% of our total capital expenditures of $334.6 million were directed to our operations in South Texas, primarily in the Eagle Ford shale, as we sought to transition to a more balanced commodity portfolio through the drilling of wells that were prospective for oil and liquids. For the year ended December 31, 2012, approximately 37% of our total production by volume (using a conversion ratio of one Bbl of oil per 6 Mcf of natural gas) and 79% of our total oil and natural gas revenues were attributable to oil production, primarily from the Eagle Ford shale. In 2013, we expect that approximately 82% of our estimated capital expenditures of $310.0 million will be directed to increasing our oil production and oil reserves in South Texas, primarily in the Eagle Ford shale play. Although we did not drill any operated Haynesville shale natural gas wells during 2012, we directed approximately 3% of our capital expenditures to the Haynesville shale in 2012 to participate in several non-operated wells. In addition to these primary operating areas, we have a growing acreage position in Southeast New Mexico and West Texas where we plan to drill three exploratory wells to test the Wolfcamp and Bone Spring plays during 2013. We also have a large exploratory leasehold position in Southwest Wyoming and adjacent areas in Utah and Idaho where we are testing the Meade Peak shale.

We are a Texas corporation founded in July 2003 by Joseph Wm. Foran, Chairman, President and CEO. Mr. Foran began his career as an oil and natural gas independent in 1983 when he founded Foran Oil Company with $270,000 in contributed capital from 17 friends and family members. Foran Oil Company was later contributed to Matador Petroleum Corporation upon its formation by Mr. Foran in 1988. Mr. Foran served as Chairman and Chief Executive Officer of that company from its inception until it was sold in June 2003 to Tom Brown, Inc., in an all cash transaction for an enterprise value of approximately $388.5 million.

On February 2, 2012, our common stock began trading on the NYSE under the symbol “MTDR.” On February 7, 2012, we completed our initial public offering of 14,883,334 shares of common stock at $12.00 per share. We sold 12,209,167 shares of common stock in this offering and certain selling shareholders sold 2,674,167 shares of common stock, including shares sold pursuant to the partial exercise of the underwriters’ over-allotment option on March 7, 2012. Prior to trading on the NYSE, there was no established public trading market for our common stock.

In 2012, our operations were primarily focused on the exploration and development of our Eagle Ford shale properties in South Texas, as we continued to execute our strategy to significantly increase our oil production and oil reserves during 2012. During the year ended December 31, 2012, we completed and began producing oil and natural gas from 28 gross/24.5 net Eagle Ford shale wells, including 25 gross/23.7 net operated and 3 gross/0.8 net non-operated Eagle Ford shale wells. We also completed and began producing oil and natural gas from 2 gross/2.0 net wells in the upper Austin Chalk and the lower Austin Chalk/upper Eagle Ford, or “Chalkleford,” intervals in 2012. In addition, during 2012, we completed and began producing natural gas from 28 gross/1.1 net non-operated Haynesville shale wells. We also re-entered and drilled a horizontal lateral from the previously suspended Crawford Federal #1 vertical well in Southwest Wyoming; we plan to complete this well in the third quarter of 2013.

We had two contracted drilling rigs operating in South Texas throughout 2012 (except for a brief period near the end of the second quarter when we added a third rig to execute a two-well contract), and almost all of our operated drilling and completion activities were focused on the Eagle Ford shale. We did not drill any operated wells in the Haynesville shale play in Northwest Louisiana during 2012 as a result of the decline in natural gas prices compared to recent years. At March 14, 2013, we continued to have two contracted drilling rigs operating in South Texas: one in LaSalle County and one in DeWitt County.

Our average daily production for the year ended December 31, 2012 was approximately 9,000 BOE per day, including 3,317 Bbl of oil per day and 34.1 MMcf of natural gas per day, as compared to 7,049 BOE per day, including 422 Bbl of oil per day and 39.8 MMcf of natural gas per day for the year ended December 31, 2011. Our total oil production increased almost eight-fold to just over 1.2 million Bbl of oil during the year ended December 31, 2012 from approximately 154,000 Bbl of oil during the year ended December 31, 2011. This increased oil production is a direct result of our drilling operations in the Eagle Ford shale. Oil production comprised approximately 37% of our total production for the year ended December 31, 2012, as compared to only 6% of our total production for the year ended December 31, 2011.

During the three months ended December 31, 2012, specifically, our average daily production was 10,385 BOE per day, including 4,630 Bbl of oil per day and 34.5 MMcf of natural gas per day. This was an increase of almost 50% compared to our average daily production for the three months ended December 31, 2011 of 6,953 BOE per day, including 448 Bbl of oil per day and 39.0 MMcf of natural gas per day. Our total oil production increased ten-fold to 426,000 Bbl of oil during the three months ended December 31, 2012, as compared to total oil production of 41,000 Bbl of oil during the three months ended December 31, 2011. Our average daily production for the fourth quarter of 2012 was a sequential increase of 18% from the average daily production of 8,838 BOE per day, including 3,291 Bbl of oil per day and 33.3 MMcf of natural gas per day, achieved during the third quarter of 2012. For the three months ended December 31, 2012, our oil production grew 41% sequentially, as compared to the three months ended September 30, 2012.

At December 31, 2012, our estimated total proved reserves were 23.8 million BOE, including 10.5 million Bbl of oil and 80.0 Bcf of natural gas (13.3 million BOE). At December 31, 2012, 58% of our total proved reserves were proved developed reserves compared to 34% at December 31, 2011. At December 31, 2012, 44% of our total proved reserves were oil and 56% of our total proved reserves were natural gas, as compared to 12% oil and 88% natural gas at December 31, 2011. Our proved oil reserves grew 176% (almost three-fold) from 3.8 million Bbl at December 31, 2011 to 10.5 million Bbl at December 31, 2012. This growth in oil reserves was attributable to our drilling program in the Eagle Ford shale during 2012. Our proved natural gas reserves declined to 80.0 Bcf at December 31, 2012 from 170.4 Bcf at December 31, 2011. As a result of substantially lower natural gas prices in 2012, we removed 97.8 Bcf (16.3 million BOE) of previously classified proved undeveloped natural gas reserves in the Haynesville shale in Northwest Louisiana from our total proved reserves at June 30, 2012, and these proved undeveloped reserves were likewise not included in our estimated total proved reserves at December 31, 2012. As long as the leasehold acreage associated with these previously classified proved undeveloped natural gas reserves is held by production from existing Haynesville wells, however, these natural gas volumes remain available to be developed by us or the operator at a future time should natural gas prices improve, drilling and completion costs decline or new technologies be developed that increase expected recoveries.

The PV-10 of our estimated total proved reserves was $423.2 million at December 31, 2012 compared to a PV-10 of $248.7 million at December 31, 2011, an increase of 70% despite lower commodity prices used to estimate PV-10 in 2012 compared to 2011. The PV-10 at December 31, 2012 was determined using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices for 2012 of $91.21 per barrel and $2.757 per MMBtu, respectively, adjusted by lease for quality, energy content, regional price differentials and other expenses as needed compared to average oil and natural gas prices of $92.71 per barrel and $4.118 per MMBtu, respectively, adjusted as further described above, used to determine PV-10 at December 31, 2011. The Standardized Measure of estimated future net cash flows from our total proved reserves, including estimated future income tax expenses, was $394.6 million at December 31, 2012 and $215.5 million at December 31, 2011. Standardized Measure represents the present value of estimated future net cash flows from proved reserves, less estimated future development, production, plugging and abandonment costs and income tax expenses, discounted at 10% per annum to reflect the timing of future cash flows. Standardized Measure is not an estimate of the fair market value of our properties. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see “—Estimated Proved Reserves.”

For the year ended December 31, 2012, our oil and natural gas revenues were approximately $156.0 million, or an increase of about 133%, as compared to approximately $67.0 million for the year ended December 31, 2011. Our oil revenues increased over eight-fold to approximately $123.7 million for the year ended December 31, 2012, as compared to $14.5 million for the year ended December 31, 2011. Our total realized revenues for 2012, including realized gain on derivatives, were approximately $170.0 million, or an increase of about 129%, as compared to $74.1 million for 2011. For the year ended December 31, 2012, our Adjusted EBITDA was approximately $115.9 million, or an increase of about 132%, as compared to an Adjusted EBITDA of approximately $49.9 million for the year ended December 31, 2011. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to net income (loss) and net cash flow provided by operating activities, see “Selected Financial Data — Non-GAAP Financial Measures.”

The following table presents certain summary data for each of our operating areas as of and for the year ended December 31, 2012:

	Net Acreage	Producing Wells		Total Identified Drilling Locations(1)		Estimated Net Proved Reserves(2)		Avg. Daily Production (BOE/d)(3)
		Gross	Net	Gross	Net	MBOE(3)	% Developed
South Texas:
Eagle Ford	27,911	37.0	31.7	274.0	221.0	14,331	45.5	3,908
Austin Chalk(4)	17,465	4.0	4.0	17.0	17.0	20	100.0	20

Area Total(5)	27,911	41.0	35.7	291.0	238.0	14,351	45.6	3,928
NW Louisiana/E Texas:
Haynesville	14,173	134.0	12.7	472.0	101.1	7,856	71.5	4,336
Cotton Valley(6)	22,469	106.0	69.7	71.0	49.3	1,512	100.0	706

Area Total(7)	24,968	240.0	82.4	543.0	150.4	9,368	76.1	5,042
SE New Mexico, West Texas(8)	7,591	13.0	5.7	39.0	25.1	100	100.0	30
SW Wyoming, NE Utah, SE Idaho	27,180	–	–	–	–	–	–	–

Total	87,650	294.0	123.8	873.0	413.5	23,819	57.8	9,000

(1)	These locations have been identified for potential future drilling and are not currently producing. In addition, the total net identified drilling locations is calculated by multiplying the gross identified drilling locations in an operating area by our working interest participation in such locations. At December 31, 2012, these identified drilling locations included 30 gross and 26.8 net locations to which we have assigned proved undeveloped reserves in the Eagle Ford and 2 gross and 1.9 net locations to which we have assigned proved undeveloped reserves in the Haynesville. We had no proved undeveloped reserves assigned to identified drilling locations in the Austin Chalk or Cotton Valley or in the Wolfcamp or Bone Spring plays in Southeast New Mexico and West Texas at December 31, 2012.

(2)	These estimates were prepared by our engineering staff and audited by Netherland, Sewell & Associates, Inc., independent reservoir engineers.

(3)	Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

(4)	Includes two wells producing small quantities of natural gas from the San Miguel formation in Zavala County, Texas.

(5)	Some of the same leases cover the net acres shown for both the Eagle Ford formation and the Austin Chalk formation, a shallower formation than the Eagle Ford formation. Therefore, the sum of the net acreage for both formations is not equal to the total net acreage for South Texas. This total includes acreage that we are producing from or that we believe to be prospective for these formations.

(6)	Includes the Cotton Valley formation and shallower zones and also includes one well producing from the Frio formation in Orange County, Texas.

(7)	Some of the same leases cover the net acres shown for both the Haynesville formation and the Cotton Valley formation, a shallower formation than the Haynesville formation. Therefore, the sum of the net acreage for both formations is not equal to the total net acreage for Northwest Louisiana and East Texas. This total includes acreage that we are producing from or that we believe to be prospective for these formations.

(8)	Includes potential future drilling locations identified in either the Wolfcamp or Bone Spring plays on our acreage in Southeast New Mexico and West Texas at December 31, 2012.

At December 31, 2012, our properties included approximately 42,500 gross acres and 27,900 net acres in the Eagle Ford shale play in Atascosa, DeWitt, Gonzales, Karnes, LaSalle, Wilson and Zavala Counties in South Texas. We believe that approximately 88% of our Eagle Ford acreage is prospective predominantly for oil or liquids production. In addition, we believe that portions of this acreage may also be prospective for other targets, such as the Austin Chalk, Buda, Edwards and Pearsall formations, from which we would expect to produce predominantly oil and liquids. Approximately 70% of our Eagle Ford acreage was held by production at December 31, 2012, and approximately 84% of our Eagle Ford acreage was either held by production at December 31, 2012 or not burdened by lease expirations before 2014.

At December 31, 2012, we had 37 gross and 31.7 net wells producing from the Eagle Ford shale in South Texas, and we have identified 274 gross locations and 221.0 net locations for potential future drilling on our Eagle Ford acreage. These locations have been identified on a property-by-property basis and take into account criteria such as anticipated geologic conditions and reservoir properties, estimated rates of return, estimated recoveries from our producing Eagle Ford wells and other nearby wells based on available public data, drilling densities anticipated on our properties and observed on properties of other operators, estimated horizontal lateral lengths, estimated drilling and completion costs, spacing and other rules established by regulatory authorities and surface considerations, among other criteria. Of the 274 gross and 221.0 net locations identified for potential future drilling in the Eagle Ford shale at December 31, 2012, we consider 155 gross and 125.1 net locations as Tier 1 locations. We define Tier 1 Eagle Ford locations as those locations that we anticipate to have estimated ultimate recoveries of 225,000 Bbl of oil or greater. Of these Tier 1 locations, 115 gross locations and 109.1 net locations would be operated by us. These identified locations presume that we will be able to develop our Eagle Ford properties on 40-acre to 80-acre spacing, depending on the specific property and the wells we have already drilled. We anticipate that our acreage in central and northern LaSalle County and in northern Karnes County can be developed on 40-acre spacing in the Eagle Ford, while our other properties may be more likely developed on 80-acre spacing. We are currently drilling on 80-acre spacing on most of our properties. Although we had not yet drilled any wells on 40-acre spacing at December 31, 2012, we have several tests on less than 80-acre spacing planned on certain of our properties during 2013. We define Tier 2 Eagle Ford locations, including 119 gross and 95.9 net locations, as those locations that we anticipate to have estimated ultimate recoveries of between 150,000 Bbl and 225,000 Bbl of oil, locations that are primarily prospective for natural gas or other locations on properties already held by existing production. At December 31, 2012, Tier 2 locations were identified primarily on our acreage in Zavala County and in southern LaSalle County; we have identified no potential future Eagle Ford drilling locations on our Atascosa County acreage. All of these Tier 2 locations would be operated by us, and approximately 85% of these locations are located on properties already held by production from the Eagle Ford or other producing horizons. Although we have no plans to drill any of these Tier 2 locations in 2013, as long as these properties remain held by production, these locations remain available for us to drill at a later time should commodity prices improve, drilling and completion costs decline or new technologies be developed that increase expected recoveries. Certain of these properties, such as our properties in Zavala and Atascosa Counties, also offer the opportunity to explore horizons other than the Eagle Ford, including the Austin Chalk, Buda, Edwards or Pearsall, and we may develop new prospects on these properties in the future. As we explore and develop all of our Eagle Ford acreage further, we believe it is possible that we may identify additional locations for future drilling, particularly on those properties where we now presume development on 80-acre spacing. At December 31, 2012, these 274 gross and 221.0 net potential future drilling locations included 30 gross and 26.8 net locations to which we have assigned proved undeveloped reserves.

In addition, at December 31, 2012, we had approximately 22,300 gross acres and 14,200 net acres in the Haynesville shale play, primarily in Northwest Louisiana. Based on our analysis of geologic and petrophysical information (including total organic carbon content and maturity, resistivity, porosity and permeability, among other information), well performance data, information available to us related to drilling activity and results from wells drilled across the Haynesville shale play, approximately 5,700 of our net acres are located in what we believe is the core area of the play. We believe the core area of the play includes that area in which the most Haynesville wells have been drilled by operators and from which we anticipate natural gas recoveries would likely exceed 6 Bcf per well. Almost all of our Haynesville acreage is held by production from the Haynesville or other formations, and we believe much of it is also prospective for the Cotton Valley, Hosston (Travis Peak) and other shallower formations. In addition, we believe approximately 1,700 of these net acres are prospective for the Middle Bossier shale play, although as of December 31, 2012, we had not tested the Middle Bossier shale on our acreage.

At December 31, 2012, we had identified 472 gross locations and 101.1 net locations for potential future drilling on our Haynesville acreage. These locations have been identified on a property-by-property basis and take into account criteria such as anticipated geologic conditions and reservoir properties, estimated rates of return, estimated recoveries from our producing Haynesville wells and other nearby wells based on available public data, drilling densities observed on properties of other operators, including on some of our non-operated properties, estimated horizontal lateral lengths, estimated drilling and completion costs, spacing and other rules established by regulatory authorities and surface conditions, among other criteria. Of the 472 gross locations identified for future drilling, 397 of these locations (50.2 net locations) have been identified within the approximately 5,700 net acres that we believe are located in the core area of the Haynesville play. As we explore and develop our Haynesville acreage further, we believe it is possible that we may identify additional locations for future drilling. At December 31, 2012, these identified potential future drilling locations included only 2 gross and 1.9 net locations in the Haynesville shale play to which we have assigned proved undeveloped reserves. As a result of substantially lower natural gas prices in 2012, we removed 97.8 Bcf (16.3 million BOE) of previously classified proved undeveloped natural gas reserves in the Haynesville shale in Northwest Louisiana from our total proved reserves at June 30, 2012, most of which were attributable to non-operated properties, including 100 gross and 14.8 net locations to which we had previously assigned proved undeveloped reserves. As long as the leasehold acreage associated with these previously classified proved undeveloped natural gas reserves is held by production from existing Haynesville wells, however, these natural gas volumes and the corresponding potential drilling locations remain available to be developed by us or the operator at a future time should natural gas prices improve, drilling and completion costs decline or new technologies be developed that increase expected recoveries.

At December 31, 2012, our properties also included approximately 15,900 gross and 7,600 net acres in the Delaware Basin in Southeast New Mexico and West Texas where we are developing new oil prospects. We believe that approximately 8,200 gross and 5,500 net acres are prospective for the Wolfcamp shale and Bone Spring formations, as well as other potential uphole targets including the Delaware sands and the Avalon shale. We believe that the Wolfcamp, Bone Spring, Avalon and Delaware formations are all prospective primarily for oil and that multiple target intervals may be prospective within each formation. At December 31, 2012, approximately 6,000 gross and 3,900 net of these acres were already held by production from other producing horizons. We expect to begin exploring this acreage position during the second and third quarters of 2013 and plan to drill a total of three test wells on this acreage in 2013. Two wells will test the Wolfcamp shale and one well will test the Second Bone Spring formation. At December 31, 2012, we had identified 39 gross and 25.1 net locations for potential future drilling in the Wolfcamp or Bone Spring plays on our acreage in Southeast New Mexico and West Texas, including the three exploratory test wells planned for 2013. These locations have been identified on a property-by-property basis and take into account criteria such as anticipated geologic conditions and reservoir properties, estimated rates of return, estimated recoveries from nearby wells producing from the Wolfcamp and Bone Spring formations based on available public data, drilling densities observed on properties of other operators, estimated horizontal lateral lengths, estimated drilling and completion costs, spacing and other rules established by regulatory authorities and surface considerations, among other criteria. Because we are just beginning the exploration of our properties in Southeast New Mexico and West Texas in 2013, our identified well locations at December 31, 2012 presume that only one horizon in the Wolfcamp or the Bone Spring may be developed at any one surface location and that these properties may be developed on 160-acre well spacing, although we believe that multiple intervals may be prospective at any one surface location and that denser well spacing may be possible. In addition, although our potential future drilling locations presume the drilling of horizontal wells, we also believe that certain portions of our acreage could lend itself to development with vertical wells. As a result, as we explore and develop our Southeast New Mexico and West Texas acreage further, we believe it is possible that we may identify additional locations for future drilling. At December 31, 2012, we had not assigned proved undeveloped reserves to any of these potential drilling locations in the Wolfcamp or Bone Spring formations. Although we believe that prospective well locations exist on this acreage for the Avalon shale and the Delaware sands, we had not included any Avalon or Delaware locations in our identified well locations at December 31, 2012.

At December 31, 2012, we also had a large unevaluated acreage position, including approximately 55,300 gross and 27,200 net acres in Southwest Wyoming and adjacent areas in Utah and Idaho, where we began drilling our initial well in February 2011 to test the Meade Peak natural gas shale. We reached a depth of 8,200 feet, approximately 300 feet above the top of the Meade Peak shale, before having operations suspended for several months due to wildlife restrictions. We resumed operations on this initial test well in September 2011 and completed drilling and coring operations in November 2011. After taking time to review and analyze the extensive well log and core data collected in this well, we re-entered the vertical well and drilled an approximately 2,500-ft horizontal lateral in the Meade Peak shale during the fourth quarter of 2012. Operations on this well are temporarily suspended, but we plan to complete and test the horizontal lateral portion of this well beginning in the third quarter of 2013.

We are active both as an operator and as a co-working interest owner with larger industry participants, including affiliates of EOG Resources, Inc., Royal Dutch Shell plc, Chesapeake Energy Corporation and others. At December 31, 2012, we were the operator for approximately 91% of our Eagle Ford and 70% of our Haynesville acreage, including approximately 22% of our acreage in what we believe is the core area of the Haynesville play. A large portion of our acreage in the core area of the Haynesville shale is operated by a subsidiary of Chesapeake Energy Corporation. We also operate the vast majority of our acreage in Southeast New Mexico and West Texas, as well as all of our acreage in Southwest Wyoming and the adjacent areas of Utah and Idaho. In those wells where we are not the operator, our working interest is relatively small, particularly in the Haynesville shale.

At December 31, 2012, we were a non-operating working interest participant with affiliates of Chesapeake Energy Corporation, Royal Dutch Shell plc and several other companies in the Haynesville shale and with EOG Resources, Inc. and Hunt Oil Company in the Eagle Ford shale. We have entered into a joint operating agreement with an affiliate of Chesapeake Energy Corporation governing the Haynesville operations underlying our Elm Grove/Caspiana properties in Southern Caddo Parish, Louisiana and joint operating agreements with EOG Resources, Inc. and Hunt Oil Company governing operations on our joint acreage in Atascosa and Wilson Counties, Texas, respectively. We have not entered into a joint operating agreement with Royal Dutch Shell plc or certain other operators of wells in the Haynesville area in which we have a minority working interest. Particularly when our working interest is small, we do not always enter into formal operating agreements with the operators, and in such cases, we rely on applicable legal and statutory authority to govern our arrangement in accordance with industry standard practices.

Where we do have joint operating agreements with affiliates of other companies, these agreements call for significant penalties should we elect not to participate in the drilling and completion of a well proposed by the operator, or a non-consent well. These non-consent penalties typically allow the operator to recover up to 400% of its costs to drill, complete and equip the non-consent well from the well’s future net revenue prior to us being allowed to participate in the non-consent well for our original working interest. Ultimately, the amount of these penalties may result in us having no participation at all in the non-consent well. We also have the right to propose wells under these joint operating agreements, and the same non-consent penalties apply to the operator should it elect not to consent to a well that we propose.

While we do not have direct access to our operating partners’ drilling plans with respect to future well locations, we do attempt to maintain ongoing communications with the technical staff of these operators in an effort to understand their drilling plans for purposes of our capital expenditure budget and our booking of any related proved undeveloped well locations and reserves. We review these locations with Netherland, Sewell & Associates, Inc., independent reservoir engineers, on a periodic basis to ensure their concurrence with our estimates of these drilling plans and our approach to booking these reserves.

We currently intend to allocate approximately 82% of our estimated 2013 capital expenditure budget of $310.0 million to the exploration, development and acquisition of additional interests in South Texas, primarily in the Eagle Ford shale play. We also plan to allocate about 16% of our 2013 capital expenditure budget to the exploration and acquisition of additional interests in the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. As a result of these anticipated capital expenditures in South Texas and in Southeast New Mexico and West Texas, we plan to dedicate about 98% of our 2013 anticipated capital expenditure budget to opportunities prospective for oil and liquids production. While we have budgeted approximately $310.0 million for 2013, the aggregate amount of capital we will expend may fluctuate materially based on market conditions, the actual costs to drill scheduled wells, our drilling results and our ability to obtain capital. Since approximately 84% of our Eagle Ford acreage was either held by production or not burdened by lease expirations before 2014, 79% of our Wolfcamp and Bone Spring acreage was either held by production or not burdened by lease expirations before 2014 and almost all of our Haynesville acreage was held by production at December 31, 2012, we possess the financial flexibility to allocate our capital when and where we believe it is economical and justified.

Recent Developments

On March 11, 2013, the borrowing base under our Credit Agreement was increased to $255.0 million based on the lenders’ review of our proved oil and natural gas reserves at December 31, 2012. At that time, we also amended our Credit Agreement to include Capital One, N.A., BMO Harris Financing, Inc. (Bank of Montreal) and IberiaBank in our lending group, which also includes Royal Bank of Canada (“RBC”), as administrative agent, Comerica Bank, Citibank, N.A., The Bank of Nova Scotia and SunTrust Bank. At March 14, 2013, we had $180.0 million in borrowings and $1.3 million in letters of credit outstanding under our Credit Agreement.

Principal Areas of Interest

Our focus since inception has been the exploration for oil and natural gas in unconventional resource plays with a particular focus in recent years in the Eagle Ford shale play in South Texas and the Haynesville shale play in Northwest Louisiana. During 2012, we devoted most of our efforts and most of our capital investment to our drilling operations in the Eagle Ford shale in South Texas as we sought to increase our oil production and reserves. Since our inception, our exploration efforts have concentrated primarily on known hydrocarbon-producing basins with well-established production histories offering the potential for multiple-zone completions. We have also sought to balance the risk profile of our prospects, as well as to explore for more conventional targets in addition to the unconventional resource plays.

At December 31, 2012, our principal areas of interest consisted of (1) the Eagle Ford shale play in South Texas, (2) the Haynesville shale play, including the Middle Bossier shale play, as well as the traditional Cotton Valley and Hosston (Travis Peak) formations in Northwest Louisiana and East Texas, (3) the Wolfcamp and Bone Spring plays in Southeast New Mexico and West Texas, particularly in the Delaware Basin, and (4) the Meade Peak shale play in Southwest Wyoming and the adjacent areas of Utah and Idaho.

South Texas

Eagle Ford Shale and Other Formations

The Eagle Ford shale extends across portions of South Texas from the Mexican border into East Texas forming a band roughly 50 to 100 miles wide and 400 miles long. The Eagle Ford is an organically rich calcareous shale and lies between the deeper Buda limestone and the shallower Austin Chalk formation. Along the entire length of the Eagle Ford trend, the structural dip of the formation is consistently down to the south with relatively few, modestly sized structural perturbations. As a result, depth of burial increases consistently southwards along with the thermal maturity of the formation. Where the Eagle Ford is shallow, it is less thermally mature and therefore more oil prone, and as it gets deeper and becomes more thermally mature, the Eagle Ford is more natural gas prone. The transition between being more oil prone and more natural gas prone includes an interval that typically produces wet natural gas with condensate. We believe that approximately 88% of our South Texas acreage at December 31, 2012 lies within those portions of the Eagle Ford shale that are prone to produce oil or wet natural gas with condensate.

During 2012, our operations were primarily focused on the exploration and development of our Eagle Ford shale properties in South Texas as we continued executing our strategy to significantly increase our oil production and oil reserves. In 2012, we completed and began producing oil and natural gas from 28 gross/24.5 net operated Eagle Ford shale wells, including 25 gross/23.7 net operated and 3 gross/0.8 net non-operated Eagle Ford shale wells. We had two contracted drilling rigs operating in South Texas throughout 2012 (except for a brief period near the end of the second quarter when we added a third rig to execute a two-well contract). At March 14, 2013, we continued to have two contracted drilling rigs operating in South Texas: one in LaSalle County and one in DeWitt County. More than 90% of our 2012 total capital expenditures of $334.6 million were directed to our operations in South Texas, primarily in the Eagle Ford shale.

For the year ended December 31, 2012, about 43% of our daily production, or 3,908 BOE per day, including 3,246 Bbl of oil per day and 4.0 MMcf of natural gas per day, was produced from the Eagle Ford shale in South Texas. Almost all of our oil production in 2012 was attributed to the Eagle Ford shale. The Eagle Ford contributed 98% of our daily oil production and about 12% of our daily natural gas production during 2012 as compared to 78% of our daily oil production and 3% of our daily natural gas production during 2011. During the year ended December 31, 2011, only about 8% of our daily production, or 548 BOE per day, including 331 Bbl of oil per day and 1.3 MMcf of natural gas per day, was attributable to the Eagle Ford shale. This growth in oil and natural gas production from the Eagle Ford shale over the past year reflects our ongoing drilling and completion program in the Eagle Ford shale.

At December 31, 2012, approximately 60% of our estimated total proved oil and natural gas reserves, or 14.3 million BOE, was attributable to the Eagle Ford shale, including approximately 10.4 million Bbl of oil and 23.8 Bcf of natural gas. Our proved reserves attributable to the Eagle Ford shale increased just over three-fold for the year to 14.3 million BOE for the year ended December 31, 2012, as compared to 4.7 million BOE for the year ended December 31, 2011. Our Eagle Ford proved reserves at December 31, 2012 comprised approximately 99% of our proved oil reserves and 30% of our proved natural gas reserves, as compared to approximately 96% of our proved oil reserves and 4% of our proved natural gas reserves at December 31, 2011. The PV-10 of our proved reserves in the Eagle Ford at December 31, 2012 was $393.2 million, or about 93% of the PV-10 of our total proved reserves of $423.2 million. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see “— Estimated Proved Reserves.” We anticipate that the percentage of our daily production and proved reserves attributable to the Eagle Ford shale will continue to grow in 2013 as we intend to allocate approximately 82% of our 2013 capital expenditure budget to the exploration, development and acquisition of additional interests in South Texas, primarily in the Eagle Ford shale play, in an effort to continue growing the oil and liquids component of our production and reserves.

At December 31, 2012, we had drilled and completed a total of 32 gross/30.5 net Eagle Ford wells on our operated properties, and all of these wells were producing to sales. At December 31, 2012, we had also participated in 3 gross/0.6 net Eagle Ford wells with EOG Resources, Inc. as operator, on portions of our Atascosa County acreage and 2 gross/0.6 net Eagle Ford wells with Hunt Oil Company as operator, on portions of our Wilson County acreage.

During the year ended December 31, 2012, we completed and began producing oil and natural gas from 25 gross/23.7 net operated Eagle Ford wells drilled on our acreage position in South Texas. As we completed and began producing oil and natural gas from these wells during 2012, our Eagle Ford production increased significantly. During the fourth quarter of 2011, our daily production from the Eagle Ford shale averaged 584 BOE per day, including 378 Bbl of oil per day and 1.2 MMcf of natural gas per day. By comparison, during the fourth quarter of 2012, our daily oil production from the Eagle Ford shale averaged 5,363 BOE per day, including 4,545 Bbl of oil per day and 4.9 MMcf of natural gas per day. Natural gas produced from most of our Eagle Ford shale wells is a liquids-rich gas and our purchasers process this natural gas for us at their processing facilities to remove the natural gas liquids, such as ethane, propane and other heavier natural gas liquids components. Our Eagle Ford wells typically yield three to seven gallons of natural gas liquids per thousand cubic feet of natural gas produced at the wellhead depending on the specific property.

During the year ended December 31, 2012, we believe that we increased our technical knowledge on how to drill, complete and produce Eagle Ford shale wells. Eagle Ford wells drilled on the eastern portion of our acreage in Karnes and DeWitt Counties are typically 1,000 to 2,500 feet deeper than wells drilled on the western portion of our acreage in LaSalle County. At December 31, 2012, the typical drilling time for wells on the western portion of our acreage ranged from 10 to 15 days from spud to rig release and the typical drilling time for wells on the eastern portion of our acreage ranged from 15 to 20 days from spud to rig release. These drilling times compared to 20 to 30 days from spud to rig release for wells drilled in the earlier months of 2012. As a result of more efficient drilling and reduced completion costs, the overall drilling and completion costs associated with our Eagle Ford wells declined during 2012. At December 31, 2012, we estimate that the cost for us to drill and complete a 5,000-ft Eagle Ford shale well was approximately $6 million to $7 million on the western portion of our acreage in LaSalle County and approximately $8 million to $10 million on the eastern portion of our acreage in Karnes and DeWitt Counties. We believe the reduction in drilling and completion costs we achieved during 2012 was due in part to improved efficiencies in our own operations, as well as to declining service costs associated with an increase in the supply of drilling and completion services in South Texas during 2012. We do not anticipate that service costs will decline to the same extent in 2013, although we will continue to look for ways to improve the costs associated with our operations.

At December 31, 2012, our aggregate leasehold interests consisted of approximately 42,500 gross acres and 27,900 net acres in the Eagle Ford shale play in Atascosa, DeWitt, Gonzales, Karnes, LaSalle, Wilson and Zavala Counties in South Texas. We believe portions of this acreage may also be prospective for the Austin Chalk, Buda, Edwards and Pearsall formations, from which we would expect to produce predominantly oil and liquids. In particular, the Austin Chalk formation, which is a naturally fractured carbonate typically ranging in thickness from 200 to 400 feet, and the Buda formation, which is a naturally fractured carbonate typically ranging in thickness from 90 to 160 feet, have produced from several fields on or nearby portions of our acreage.

During the year ended December 31, 2012, we acquired approximately 5,500 gross and 3,400 net acres in the Eagle Ford shale play that we consider to be prospective primarily for oil production. This acreage essentially replaced the acreage upon which we drilled and established oil and natural gas production and reserves during 2012. We also allowed approximately 11,800 gross and 4,300 net acres of our Eagle Ford leasehold position, primarily in Atascosa County, but also including acreage in northeast Webb and southeast Dimmit Counties, to expire undrilled during the year ended December 31, 2012, as we no longer considered this acreage to be economic for further exploration and development in the Eagle Ford shale at then-current commodity prices.

At December 31, 2012, we owned a 100% working interest in approximately 26,900 gross acres and 24,100 net acres in Gonzales, Karnes, LaSalle, Wilson and Zavala Counties and a 50% working interest in approximately 2,800 gross and 1,400 net acres in DeWitt County and are the operator of this acreage. We also owned an approximate 21% working interest in approximately 12,800 gross acres in Atascosa County operated by EOG Resources, Inc. At December 31, 2012, approximately 84% of our Eagle Ford acreage was either held by production or not burdened by lease expirations before 2014.

Between March and July 2011, we acquired leasehold interests in approximately 6,300 gross and 4,800 net acres in DeWitt, Gonzales, Karnes and Wilson Counties in the Eagle Ford shale play from Orca ICI Development, JV (“Orca”). We initially acquired a 50% working interest in the acreage (approximately 2,800 gross and 1,400 net acres) in DeWitt County and are the operator. We currently own a 100% working interest in the acreage (approximately 3,500 gross and 3,400 net acres) in Gonzales, Karnes and Wilson Counties and are the operator. At December 31, 2012, we had drilled and completed 15 gross/12.7 net wells on this acreage.

At December 31, 2012, we had paid 100% of the costs to drill and complete the first six wells drilled on the acreage in DeWitt County. We have an 85% working interest in these six wells until we have recovered all of our acquisition, drilling, completion, facilities and operating costs from each well, at which time Orca’s working interest will increase to 50%. After we have recovered all of our acquisition, drilling, completion, facilities and operating costs, when the cumulative production from any of these first six wells reaches 500,000 BOE, on a well-by-well basis, then Orca’s working interest in that well will increase to 55%. If the cumulative production from any of the first six wells reaches 750,000 BOE, on a well-by-well basis, then Orca’s working interest in that well will increase to 70%. Orca retains the right to pay its share of the costs and to participate for a 50% working interest in all subsequent wells drilled on the acreage in DeWitt County, and we have no further obligation to carry any of Orca’s costs in any subsequent well drilled on the acreage. Should Orca elect not to participate in a subsequent well that we propose to drill on the acreage, we will own a 100% working interest in the well until such time as we have recovered 400% of our acquisition, drilling, completion, facilities and operating costs from such well, at which time Orca’s working interest will increase to 50%. As of December 31, 2012, Orca had declined to participate in one subsequent well we drilled in DeWitt County, and we own an initial 100% working interest in this well.

At December 31, 2012, we had paid 100% of the costs to drill and complete the first five wells drilled on the acreage in Gonzales, Karnes and Wilson Counties. We have a 100% working interest in these wells until we have recovered all of our acquisition, drilling, completion, facilities and operating costs from each of these five wells. After we have recovered all of our acquisition, drilling, completion, facilities and operating costs from any of these five wells, Orca may elect, on a well-by-well basis, to back-in for a 25% working interest in such wells. In addition, Orca retained a one-time election for a short period of time after we completed these first five wells to participate for a 25% working interest in all subsequent wells drilled on this acreage by paying a purchase price equal to 25% of our costs to acquire the acreage in Gonzales, Karnes and Wilson Counties. Following the completion of these first five wells, Orca declined to exercise its right to participate in all future wells drilled on this acreage. As a result, we will have a 100% working interest, and Orca will have no interest, in all subsequent wells drilled on this acreage. At December 31, 2012, we had drilled or participated in a total of 8 gross/6.6 net wells on this specific acreage.

As we continue to explore and develop our leasehold positions in the Eagle Ford shale in South Texas, we may face challenges with establishing operations in new areas and securing the necessary services to drill and complete wells and with securing the necessary pipeline and natural gas processing capabilities to process, transport and market the oil and natural gas we produce. We may also incur higher than anticipated costs associated with establishing new operating infrastructure on our leases throughout the area. We believe that we have successfully secured the necessary drilling and completion services for our current Eagle Ford operations. We did not experience difficulties in securing completion, and in particular hydraulic fracturing, services for our newly drilled wells during the year ended December 31, 2012, although we experienced these problems at various times during 2011 in South Texas and may have such difficulties again in the future. We believe that maintaining reliable and timely drilling and completion services and reducing drilling and completion costs will be essential to the successful development and profitability of the Eagle Ford shale play. See “Risk Factors — The Unavailability or High Cost of Drilling Rigs, Completion Equipment and Services, Supplies and Personnel, Including Hydraulic Fracturing Equipment and Personnel, Could Adversely Affect Our Ability to Establish and Execute Exploration and Development Plans Within Budget and on a Timely Basis, Which Could Have a Material Adverse Effect on Our Financial Condition, Results of Operations and Cash Flows.”

We did experience temporary pipeline and natural gas processing interruptions from time to time during the year ended December 31, 2012 associated with natural gas production from our Eagle Ford shale wells. To alleviate most of the interruptions and processing capacity constraints we experienced during 2012, effective September 1, 2012, we entered into a firm five-year natural gas processing and transportation agreement whereby we committed to transport the anticipated natural gas production from a significant portion of our Eagle Ford acreage in South Texas through the counterparty’s system for processing at the counterparty’s facilities. The agreement also includes firm transportation of the natural gas liquids extracted at the counterparty’s processing plant downstream for fractionation. No assurance can be made that this agreement will alleviate these issues completely, and if we were required to shut in our production for long periods of time due to pipeline interruptions or lack of processing facilities or capacity of these facilities, it would have a material adverse effect on our business, financial condition, results of operations and cash flows. We may experience similar interruptions and processing capacity constraints as we begin to explore and develop our Wolfcamp and Bone Spring plays in Southeast New Mexico and West Texas in 2013. See “Risk Factors — The Marketability of Our Production Is Dependent upon Oil and Natural Gas Gathering, Processing and Transportation Facilities Owned and Operated by Third Parties, and the Unavailability of Satisfactory Oil and Natural Gas Gathering, Processing and Transportation Arrangements Would Have a Material Adverse Effect on Our Revenue.”

In addition to the Eagle Ford potential on our acreage, we believe that approximately 22,800 gross acres and 17,500 net acres in South Texas are prospective primarily for the Austin Chalk and 15,600 gross and 10,500 net acres are prospective primarily for the Buda formation, which have historically been targeted by operators in South Texas. During the year ended December 31, 2012, we completed and began producing oil and natural gas from 2 gross/2.0 net wells in the upper Austin Chalk and the lower Austin Chalk/upper Eagle Ford, or “Chalkleford,” intervals. Both of these wells were drilled on our acreage in Zavala County, which is in the heart of the historic Pearsall (Austin Chalk) Field where significant volumes of oil and natural gas have previously been produced from the Austin Chalk. Both of these wells are producing oil, but the results of these wells did not meet our expectations, with the upper Austin Chalk well apparently largely depleted by previous Austin Chalk production from nearby wells. We have not yet drilled an Austin Chalk well at any other location on our leasehold positions in South Texas, and although we believe that other prospective Austin Chalk well locations exist on this acreage, we have only included 17 gross and 17.0 net Austin Chalk well locations in our total identified drilling locations at December 31, 2012. We plan to drill an operated Austin Chalk exploratory test well on one of our leases in Gonzales County during 2013. At December 31, 2012, we had not included any Buda locations in our identified future drilling locations, although we do plan to participate in the drilling of an exploratory Buda test well on one of our leases in Atascosa County operated by EOG Resources, Inc. during the first quarter of 2013.

Northwest Louisiana and East Texas

As a result of substantially lower natural gas prices in 2012, we did not conduct any operated drilling and completion activities on our leasehold properties in Northwest Louisiana and East Texas during the year ended December 31, 2012. We did, however, participate in the drilling and completion of 28 gross/1.1 net non-operated Haynesville shale wells in 2012, comprising about 3% of our total capital expenditures. We do not plan to drill any operated Haynesville wells in 2013, but we have budgeted capital expenditures of approximately $5.1 million for our participation in approximately 10 gross/0.5 net wells that we anticipate may be drilled by other operators on certain of our non-operated properties in 2013. We operate all of our Cotton Valley and shallower production on our leasehold interests in Northwest Louisiana and East Texas, as well as all of our Haynesville production on the acreage outside of what we believe to be the core area of the Haynesville shale play. Of the approximately 5,700 net acres that we consider to be in the core area of the Haynesville play, we operate about 22% of that acreage.

For the year ended December 31, 2012, about 56% of our average daily production, or 5,042 BOE per day, including 31 Bbl of oil per day and 30.1 MMcf of natural gas per day, was attributable to our leasehold interests in Northwest Louisiana and East Texas. The vast majority of our natural gas production in 2012 was attributable to these properties. Natural gas production from these properties comprised approximately 88% of our daily natural gas production, but oil production from these properties only comprised about 1% of our daily oil production during 2012, as compared to 96% of our daily natural gas production and 15% of our daily oil production during 2011. During the year ended December 31, 2011, approximately 92% of our daily production, or 6,459 BOE per day, including 64 Bbl of oil per day and 38.4 MMcf of natural gas per day, was attributable to our properties in Northwest Louisiana and East Texas. The decline in oil and particularly natural gas production from these properties over the past year reflects (i) the natural decline in production from these properties, (ii) the voluntary curtailment by the operators of natural gas production from some of our non-operated Haynesville shale wells in Northwest Louisiana at various times during 2012 and (iii) our decision not to drill any operated Haynesville shale or Cotton Valley wells during 2012.

For the year ended December 31, 2012, about 76% of our daily natural gas production, or 26.0 MMcf of natural gas per day, was produced from the Haynesville shale, with another 12%, or 4.1 MMcf of natural gas per day, produced from the Cotton Valley and other shallower formations in this area. For the year ended December 31, 2011, about 81% of our daily natural gas production, or 32.3 MMcf of natural gas per day, was produced from the Haynesville shale, with another 15%, or 6.1 MMcf of natural gas per day, produced from the Cotton Valley and other shallower formations on these properties.

At December 31, 2012, approximately 33% of our estimated total proved reserves, or 7.9 million BOE, were attributable to the Haynesville shale underlying this acreage with another 6% of our proved reserves, or 1.5 million BOE, associated with the Cotton Valley and shallower formations. As a result of substantially lower natural gas prices in 2012, we removed 97.8 Bcf (or 16.3 million BOE) of previously classified proved undeveloped natural gas reserves in the Haynesville shale in Northwest Louisiana from our total proved reserves at June 30, 2012, most of which were attributable to non-operated properties. These proved undeveloped natural gas reserves were likewise not included in our estimated total proved reserves at December 31, 2012. As long as the leasehold acreage associated with these previously classified proved undeveloped natural gas reserves is held by production from existing Haynesville wells, however, these natural gas volumes remain available to be developed by us or the operator at a future time should natural gas prices improve, drilling and completion costs decline or new technologies be developed that increase expected recoveries.

During 2012, natural gas prices declined to their lowest levels in many years, ranging from a low of approximately $1.91 per MMBtu in mid-April to a high of approximately $3.90 per MMBtu in late November, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. Natural gas prices had declined again since late November 2012, before increasing to $3.81 per MMBtu at March 14, 2013, based upon the NYMEX Henry Hub natural gas futures contract for the earliest delivery date. We would not expect to drill any operated natural gas wells in either our Haynesville or Cotton Valley properties until natural gas prices improve further from these levels, the costs to drill and complete these wells decline further from their recent levels or new technologies are developed that increase expected recoveries. See “Risk Factors — Our Identified Drilling Locations Are Scheduled out over Several Years, Making Them Susceptible to Uncertainties That Could Materially Alter the Occurrence or Timing of Their Drilling.”

Haynesville and Middle Bossier Shales

The Haynesville shale is an organically rich, overpressured marine shale found below the Cotton Valley and Bossier formations and above the Smackover formation at depths ranging from 10,500 to 13,500 feet across a broad region throughout Northwest Louisiana and East Texas, including principally Bossier, Caddo, DeSoto and Red River Parishes in Louisiana and Harrison, Rusk, Panola and Shelby Counties in Texas. The Haynesville shale produces primarily dry natural gas with almost no associated liquids. The Bossier shale is overpressured and is often divided into lower, middle and upper units. The Middle Bossier shale appears to be productive for natural gas under large portions of DeSoto, Red River and Sabine Parishes in Louisiana and Shelby and Nacogdoches Counties in Texas, where it shares many similar productive characteristics with the deeper Haynesville shale. Although there is some overlap between the Haynesville and Bossier shale plays, the two plays appear quite distinct and a separate horizontal wellbore is typically needed for each formation.

At December 31, 2012, we had leasehold and mineral interests in approximately 22,300 gross and 14,200 net acres prospective for the Haynesville shale. This acreage includes approximately 5,700 net acres in what we believe is the core area of the play. Over 99% of our Haynesville acreage is held by production or consists of fee mineral interests that we own and portions of it are also producing from and, we believe, prospective for the Cotton Valley, Hosston (Travis Peak) and other shallower formations. In addition, we believe that approximately 1,700 net acres are prospective for the Middle Bossier shale play as well. We have not yet drilled a Middle Bossier shale well, and, although we believe that prospective well locations exist on this acreage, we have not included any Middle Bossier locations in our identified drilling locations at December 31, 2012.

Within the 5,700 net acres that we believe to be in the core area of the Haynesville shale play, we are the operator of approximately 1,200 net acres in two sections where we have working interests of 95% and 100%, respectively, in all wells to be drilled. We have identified 12 gross and 11.7 net potential additional Haynesville locations that we may drill and operate in the future in these two sections. The remainder of our acreage in the core area of the Haynesville shale play, about 4,500 net acres, is operated by other companies, including approximately half of our non-operated Haynesville acreage in this area of the play that is operated by a subsidiary of Chesapeake following a sale of a portion of our interest in July 2008. Including the acreage operated by a subsidiary of Chesapeake, our non-operated Haynesville acreage is attributable to leasehold interests that we hold in 81 sections in Caddo, DeSoto, Bossier and Red River Parishes in Northwest Louisiana. Our working interests in the Haynesville wells in these sections range from less than 1% to more than 30%.

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

All of the shallow rights underlying our acreage in our Elm Grove/Caspiana properties in Northwest Louisiana, approximately 10,000 gross and net acres at December 31, 2012, is held by existing production from the Cotton Valley formation or the Haynesville shale. The Cotton Valley formation was the primary producing zone in the Elm Grove field prior to discovery of the Haynesville shale. The Cotton Valley formation is a low permeability natural gas sand that ranges in thickness from 200 to 300 feet and has porosity ranging from 6% to 10%.

In January 2011, we completed our first horizontal Cotton Valley well, the Tigner Walker H #1-Alt. on our Elm Grove/Caspiana properties, in DeSoto Parish and commenced sales of natural gas from this well. Based on the performance of this well and data available from public sources on other Cotton Valley horizontal wells drilled in this area of Northwest Louisiana, we believe that Cotton Valley horizontal wells drilled on our Elm Grove/Caspiana properties may have estimated ultimate natural gas recoveries of 4 to 6 Bcf. Prior to drilling this well, we had only drilled and completed vertical Cotton Valley and Hosston wells on these properties. We are the operator and have a 100% working interest in this well. We have identified 71 gross and 49.3 net additional drilling locations for future Cotton Valley horizontal wells on our Elm Grove/Caspiana properties. We did not drill any of these locations in 2012 and do not plan to drill any of these locations in 2013. As long as this leasehold acreage is held by existing production from the vertical Cotton Valley wells or the deeper Haynesville shale wells, however, these Cotton Valley natural gas volumes remain available to be developed by us at a future time should natural gas prices improve, drilling and completion costs decline or new technologies be developed that increase expected recoveries.

We also continue to hold the shallow rights by existing production or by leases that are still in their primary terms in our Central and Southwest Pine Island, Longwood, Woodlawn and other prospect areas in Northwest Louisiana and East Texas. At December 31, 2012, we held an estimated 11,500 net leasehold and mineral acres by existing production in these areas.

Southeast New Mexico and West Texas — Delaware Basin

During 2012, we added to our acreage position in the Delaware Basin in Southeast New Mexico and West Texas, which is a mature exploration and production province with extensive developments in a wide variety of petroleum systems resulting in stacked target horizons in many areas. Historically, the majority of development in this basin has focused on relatively conventional reservoir targets, but we believe the combination of advanced formation evaluation, 3-D seismic technology, horizontal drilling and hydraulic fracturing technology is enhancing the development potential of this basin.

One example of such an opportunity appears to be the so-called “Wolf-Bone” play of the Delaware Basin. Together, the Lower Permian age Bone Spring (also called Leonardian) and Wolfcamp formations span several thousand feet of stacked shales, sandstones, limestones and dolomites, representing complex and dynamic submarine depositional systems that include several organic rich source rocks. Throughout these intervals, oil and natural gas have been produced primarily from conventional sandstone and carbonate reservoirs even though hydrocarbons are trapped in the tight sands, limestones and dolomites interbedded within organic rich shale. Recently, these hydrocarbon-bearing zones have been recognized by a number of operators as targets for horizontal drilling and multi-stage hydraulic fracturing techniques. As a result, several large industry players are expanding positions and conducting drilling programs throughout Eddy and Lea Counties in Southeast New Mexico and Loving, Pecos, Reeves and Ward Counties in West Texas.

For the year ended December 31, 2012, less than 1% of our average daily production, or only about 30 BOE per day, including 25 Bbl of oil per day and 30 Mcf of natural gas per day, was attributable to our leasehold properties in Southeast New Mexico and West Texas. At December 31, 2012, we held leasehold interests in approximately 15,900 gross and 7,600 net acres in Southeast New Mexico and West Texas where we are developing new oil prospects. In particular, in August 2012, we acquired approximately 4,900 gross and 2,900 net acres prospective for the Wolfcamp and Bone Spring formations in Loving County, Texas, almost all of which is held by production from uphole formations to which we did not acquire the exploration and development rights. Subsequent to that time, we have added additional interests in this immediate area and at December 31, 2012, we held approximately 5,200 gross and 3,000 net acres in this leasehold position in Loving County. We have budgeted approximately $15.0 million of our anticipated 2013 capital expenditures to acquire additional leasehold interests prospective for oil and liquids production in Southeast New Mexico and West Texas. A portion of our leasehold interests in this area, including approximately 7,700 gross and 2,100 net acres in Winkler County, Texas, is no longer considered to be prospective by us, and we plan to let this acreage expire without drilling.

At December 31, 2012, we believe that approximately 8,200 gross and 5,500 net acres of our leasehold interests in the Delaware Basin are prospective for the Wolfcamp and Bone Spring formations, as well as other potential uphole targets, including the Avalon shale and Delaware sands, of which approximately 6,000 gross and 3,900 net acres are already held by existing production from other horizons by us or other operators. We believe that the Wolfcamp, Bone Spring, Avalon and Delaware formations are all prospective primarily for oil and that multiple intervals may be prospective within each target formation. We expect to begin exploring this acreage position during the second and third quarters of 2013, with plans to drill three exploratory test wells on this acreage in 2013. We have allocated approximately $35.6 million of our 2013 capital expenditure budget for these drilling and completion operations, including an estimated $5.4 million for pipelines, production facilities and related infrastructure. Two of these wells will test the Wolfcamp and one well will test the Second Bone Spring formation.

Southwest Wyoming, Northeast Utah and Southeast Idaho — Meade Peak Shale

The Meade Peak shale is an organic-rich member of the Phosphoria formation, a source rock that is believed to have sourced much of the oil and natural gas in conventional reservoirs in the western Wyoming and eastern Utah area. The Phosphoria/Meade Peak shale has an observed shale thickness of 70 to 350 feet, total organic carbon values of 3% to 14% and vitrinite reflectance values ranging from 1.8% to 2.7%. The formation is encountered at depths of 3,000 to 14,000 feet, with the majority of our acreage in the depth range of 3,000 to 10,000 feet. The shale has been penetrated by over 100 wells in the area, most of which have natural gas shows.

We believe there have been no previous attempts to drill horizontally or to hydraulically fracture the Meade Peak shale in this area. Our focus to date has been to confirm the physical characteristics of the Meade Peak shale and evaluate its production potential. We have gathered well log data in the area, conducted a series of mapping evaluations of structural disposition and studied the petrophysical characteristics of the Meade Peak shale. In addition, we have purchased 2-D seismic data and conducted surface mapping studies using a structural geologist who has experience in the immediate area to better understand the area’s tectonic history.

At December 31, 2012, we held leasehold interests in approximately 55,300 gross and 27,200 net acres in Southwest Wyoming and adjacent areas in Utah and Idaho as part of a natural gas shale exploration prospect targeting the Meade Peak shale. These leasehold interests are a combination of federal, state and fee mineral interests. We have entered into a participation and joint operating agreement with other parties covering the initial exploration effort, and if successful, the future development of this acreage. We are the operator of this prospect. We had no production, no proved reserves and no identified drilling locations attributable to this acreage at December 31, 2012.

At December 31, 2011, we held leasehold interests in approximately 144,000 gross and 136,000 net acres in this prospect, of which approximately 102,000 gross and 93,000 net acres were scheduled to expire at various times during 2012. Although we elected to take extensions or new leases on some portions of this expiring acreage during 2012, certain leases, particularly those taken on state lands, did not offer the opportunity for automatic extension and expired during 2012. Should we desire to reacquire mineral rights on these lands, we would need to seek new leases.

Along with our partners, we began drilling the initial test well on this prospect, the Crawford Federal #1 well in Lincoln County, Wyoming, in February 2011. We reached a depth of 8,200 feet, approximately 300 feet above the top of the Meade Peak shale, before having operations suspended for several months due to wildlife restrictions. We resumed operations on this initial test well in September 2011 and completed drilling, well logging and coring operations in November 2011. During 2012, we conducted detailed evaluations of the well logs and conducted special core analysis tests to better understand the petrophysical characteristics of the Meade Peak shale.

In September 2012, we entered into an agreement with our principal partner related to the ongoing exploration of the Meade Peak shale, pursuant to which our principal partner (i) paid us a prospect fee of $1.0 million, (ii) agreed to provide up to a total cost of $3.0 million (carrying our 50% share) for extensions of expiring leases and new leasing in the prospect in which we will have a 50% working interest at no cost to us and (iii) agreed to carry our 50% share of the drilling and completion costs associated with the horizontal lateral up to a total cost for these operations of $5.0 million, with each party paying 50% of all drilling and completion costs in excess of $5.0 million. In return for this consideration, in December 2012, we assigned 50% of our gross and net leasehold interests in the prospect to our principal partner.

In November 2012, we re-entered the Crawford Federal #1 vertical well and drilled a horizontal lateral from that wellbore into the Meade Peak shale approximately 2,500 feet in length. We temporarily suspended this well following drilling operations. We expect to return to this well in the third quarter of 2013 to conduct the completion operations on the horizontal lateral, which we expect will consist of three to four hydraulic fracture treatments along the length of the lateral. After the horizontal lateral is completed, we and our partners plan to test and evaluate this well before making further decisions concerning the future exploration of the Meade Peak shale in this prospect.

Operating Summary

The following table sets forth certain unaudited production data for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Unaudited Production Data
Net Production Volumes:
Oil (MBbl)	1,214	154	33
Natural gas (Bcf)	12.5	14.5	8.4
Total oil equivalent (MBOE)(1)	3,294	2,573	1,433
Average daily production (BOE/d)(1)	9,000	7,049	3,926
Average Sales Prices:
Oil, with realized derivatives (per Bbl)	$103.55	$93.80	$76.39
Oil, without realized derivatives (per Bbl)	$101.86	$93.80	$76.39
Natural gas, with realized derivatives (per Mcf)	$3.55	$4.11	$4.38
Natural gas, without realized derivatives (per Mcf)	$2.59	$3.62	$3.75
Operating Expenses (per BOE):
Production taxes and marketing	$3.54	$2.44	$1.38
Lease operating	$8.56	$2.82	$3.69
Depletion, depreciation and amortization	$24.43	$12.34	$10.89
General and administrative	$4.42	$5.21	$6.77

(1)	Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

The following table sets forth information regarding our average net daily production and total production for the year ended December 31, 2012 from our primary operating areas:

	Average Net Daily Production			Total Net Production (MBOE)(1)	Percentage of Total Net Production
	Oil (Bbl/d)	Gas (Mcf/d)	Oil Equivalent (BOE/d)(1)
South Texas:
Eagle Ford	3,246	3,976	3,908	1,431	43.4%
Austin Chalk(2)	15	31	20	7	0.3

Area Total	3,261	4,007	3,928	1,438	43.7
NW Louisiana/E Texas:
Haynesville	1	26,007	4,336	1,587	48.2
Cotton Valley(3)	30	4,051	706	258	7.8

Area Total	31	30,058	5,042	1,845	56.0

SE New Mexico, West Texas	25	30	30	11	0.3
SW Wyoming, NE Utah, SE Idaho(4)	–	–	–	–	–

Total	3,317	34,095	9,000	3,294	100.0%

(1)	Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

(2)	Includes two wells producing small volumes of natural gas from the San Miguel formation in Zavala County, Texas.

(3)	Includes the Cotton Valley formation and shallower zones and also includes one well producing from the Frio formation in Orange County, Texas.

(4)	We currently have no production from our acreage in Southwest Wyoming and adjacent areas of Utah and Idaho.

The following table sets forth information regarding our average net daily production and total production for the year ended December 31, 2011 from our primary operating areas:

	Average Net Daily Production			Total Net Production (MBOE)(1)	Percentage of Total Net Production
	Oil (Bbl/d)	Gas (Mcf/d)	Oil Equivalent (BOE/d)(1)
South Texas:
Eagle Ford	331	1,298	548	200	7.8%
Austin Chalk(2)	–	30	5	2	0.1

Area Total	331	1,328	553	202	7.9
NW Louisiana/E Texas:
Haynesville	–	32,319	5,387	1,966	76.4
Cotton Valley(3)	64	6,054	1,072	392	15.2

Area Total	64	38,373	6,459	2,358	91.6
SE New Mexico, West Texas	27	59	37	13	0.5
SW Wyoming, NE Utah, SE Idaho(4)	–	–	–	–	–

Total	422	39,760	7,049	2,573	100.0%

(1)	Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

(2)	Includes two wells producing small volumes of natural gas from the San Miguel formation in Zavala County, Texas.

(3)	Includes the Cotton Valley formation and shallower zones and also includes one well producing from the Frio formation in Orange County, Texas.

(4)	We currently have no production from our acreage in Southwest Wyoming and adjacent areas of Utah and Idaho.

Our total production of approximately 3.3 million BOE for the year ended December 31, 2012 was an increase of 28% over our total production of approximately 2.6 million BOE for the year ended December 31, 2011. This increased production was primarily due to drilling operations in the Eagle Ford shale. Our average daily production for the year ended December 31, 2012 was 9,000 BOE per day, as compared to 7,049 BOE per day for the year ended December 31, 2011. Our average daily oil production for the year ended December 31, 2012 was 3,317 Bbl of oil per day, an approximate eight-fold increase from 422 Bbl of oil per day for the year ended December 31, 2011.

Producing Wells

The following table sets forth information relating to producing wells at December 31, 2012. Wells are classified as oil wells or natural gas wells according to their predominant production stream. We do not have any currently active dual completions. We have an approximate average working interest of 93% in all wells that we operate. For wells where we are not the operator, our working interests range from less than 1% to as much as 44%, and average approximately 8%. In the table below, gross wells are the total number of producing wells in which we own a working interest and net wells represent the total of our fractional working interests owned in the gross wells.

	Oil Wells		Natural Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
South Texas:
Eagle Ford	35.0	29.7	2.0	2.0	37.0	31.7
Austin Chalk(1)	2.0	2.0	2.0	2.0	4.0	4.0

Area Total	37.0	31.7	4.0	4.0	41.0	35.7
NW Louisiana/E Texas:
Haynesville	–	–	134.0	12.7	134.0	12.7
Cotton Valley(2)	2.0	2.0	104.0	67.7	106.0	69.7

Area Total	2.0	2.0	238.0	80.4	240.0	82.4
SE New Mexico, West Texas	12.0	5.1	1.0	0.6	13.0	5.7
SW Wyoming, NE Utah, SE Idaho(3)	–	–	–	–	–	–

Total	51.0	38.8	243.0	85.0	294.0	123.8

(1)	Includes two wells producing small volumes of natural gas from the San Miguel formation in Zavala County, Texas.

(2)	Includes the Cotton Valley formation and shallower zones and also includes one well producing from the Frio formation in Orange County, Texas.

(3)	We currently have no production from our acreage in Southwest Wyoming and adjacent areas of Utah and Idaho.

Estimated Proved Reserves

The following table sets forth our estimated proved oil and natural gas reserves at December 31, 2012, 2011 and 2010. The reserves estimates were based on evaluations prepared by our engineering staff and have been audited for their reasonableness by Netherland, Sewell & Associates, Inc., independent reservoir engineers. These reserves estimates were prepared in accordance with the SEC’s rules for oil and natural gas reserves reporting. The estimated reserves shown are for proved reserves only and do not include any unproved reserves classified as probable or possible reserves that might exist for our properties, nor do they include any consideration that could be attributable to interests in unproved and unevaluated acreage beyond those tracts for which proved reserves have been estimated. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

	At December 31,(1)
	2012	2011	2010
Estimated Proved Reserves Data:(2)
Estimated proved reserves:
Oil (MBbl)	10,485	3,794	152
Natural Gas (Bcf)	80.0	170.4	127.4

Total (MBOE)(3)	23,819	32,196	21,387

Estimated proved developed reserves:
Oil (MBbl)	4,764	1,419	152
Natural Gas (Bcf)	54.0	56.5	43.1

Total (MBOE)(3)	13,771	10,843	7,342

Percent Developed	57.8%	33.7%	34.3%
Estimated proved undeveloped reserves:
Oil (MBbl)	5,721	2,375	–
Natural Gas (Bcf)	26.0	113.9	84.3

Total (MBOE)(3)	10,048	21,353	14,045

PV-10(4) (in millions)	$423.2	$248.7	$119.9
Standardized Measure(5) (in millions)	$394.6	$215.5	$111.1

(1)	Numbers in table may not total due to rounding.

(2)	Our estimated proved reserves, PV-10 and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic averages of the first-day-of-the-month prices for the 12 months ended December 31, 2010 were $75.96 per Bbl for oil and $4.376 per MMBtu for natural gas, for the 12 months ended December 31, 2011 were $92.71 per Bbl for oil and $4.118 per MMBtu for natural gas, and for the 12 months ended December 31, 2012 were $91.21 per Bbl for oil and $2.757 per MMBtu for natural gas. These prices were adjusted by lease for quality, energy content, regional price differentials, transportation fees, marketing deductions and other factors affecting the price received at the wellhead.

(3)	Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

(4)	PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. PV-10 is not an estimate of the fair market value of our properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies and of the potential return on investment related to the companies’ properties without regard to the specific tax characteristics of such entities. Our PV-10 at December 31, 2010, 2011 and 2012 may be reconciled to our Standardized Measure of discounted future net cash flows at such dates by reducing our PV-10 by the discounted future income taxes associated with such reserves. The discounted future income taxes at December 31, 2010, 2011 and 2012 were, in millions, $8.8, $33.2, and $28.6, respectively.

(5)	Standardized Measure represents the present value of estimated future net cash flows from proved reserves, less estimated future development, production, plugging and abandonment costs and income tax expenses, discounted at 10% per annum to reflect the timing of future cash flows. Standardized Measure is not an estimate of the fair market value of our properties.

Our proved oil reserves grew 176% (almost three-fold) from approximately 3.8 million Bbl at December 31, 2011 to approximately 10.5 million Bbl at December 31, 2012. This increase is attributable to proved oil reserves added due to our drilling operations in the Eagle Ford shale in South Texas. Proved oil reserves at December 31, 2012 comprised 44% of our total proved reserves as compared to only 12% at December 31, 2011.

Our total proved oil and natural gas reserves decreased from 32.2 million BOE at December 31, 2011 to 23.8 million BOE at December 31, 2012, reflecting primarily the decrease in our proved natural gas reserves from 170.4 Bcf at December 31, 2011 to 80.0 Bcf at December 31, 2012. This decrease in our proved natural gas reserves was primarily attributable to the decrease in our proved undeveloped natural gas reserves from 113.9 Bcf at December 31, 2011 to 26.0 Bcf at December 31, 2012. As a result of substantially lower natural gas prices in 2012, we removed 97.8 Bcf (16.3 million BOE) of previously classified proved undeveloped natural gas reserves in the Haynesville shale in Northwest Louisiana from our total proved reserves at June 30, 2012, most of which were attributable to non-operated properties. These proved undeveloped natural gas reserves were likewise not included in our estimated total proved reserves at December 31, 2012. As long as the leasehold acreage associated with these previously classified proved undeveloped natural gas reserves is held by production from existing Haynesville wells, however, these natural gas volumes remain available to be developed by us or the operator at a future time should natural gas prices improve, drilling and completion costs decline or new technologies be developed that increase expected recoveries. The PV-10 of our total proved oil and natural gas reserves increased by 70% from $248.7 million at December 31, 2011 to $423.2 million at December 31, 2012. Our total proved reserves at December 31, 2012 were made up of approximately 44% oil and 56% natural gas as compared to 12% oil and 88% natural gas at December 31, 2011.

Our proved developed oil and natural gas reserves increased from 10.8 million BOE at December 31, 2011 to 13.8 million BOE at December 31, 2012 due primarily to additions resulting from our drilling operations in the Eagle Ford shale. Our proved developed oil reserves increased from 1.4 million Bbl at December 31, 2011 to 4.8 million Bbl at December 31, 2012 as a result of our drilling operations in the Eagle Ford shale. Our proved developed natural gas reserves declined from 56.5 Bcf (9.4 million BOE) at December 31, 2011 to 54.0 Bcf (9.0 million BOE) at December 31, 2012. The net increase of 3.0 million BOE in our proved developed reserves from December 31, 2011 to December 31, 2012 was composed of (1) additions of 7.4 million BOE, including 4.7 million Bbl of oil and 16.2 Bcf of natural gas (2.7 million BOE), plus conversions of 0.4 million BOE, including 0.3 million Bbl of oil and 0.8 Bcf of natural gas (0.1 million BOE) from proved undeveloped to proved developed reserves, less (2) net oil and natural gas production of 3.3 million BOE, including 1.2 million Bbl of oil and 12.5 Bcf of natural gas (2.1 million BOE), less (3) downward revisions of proved developed reserves by 1.5 million BOE, including 0.5 million Bbl of oil and 6.2 Bcf of natural gas (1.0 million BOE). The downward revisions in proved developed natural gas reserves were primarily attributable to the lower natural gas prices used to estimate proved reserves at December 31, 2012 as compared to December 31, 2011. During the year ended December 31, 2012, we recorded no changes to proved developed reserves as a result of the acquisition or divestment of reserves.

Our proved undeveloped oil and natural gas reserves decreased from 21.4 million BOE at December 31, 2011 to 10.1 million BOE at December 31, 2012. Our proved undeveloped oil reserves increased from 2.4 million Bbl at December 31, 2011 to 5.7 million Bbl at December 31, 2012 as a result of our drilling operations in the Eagle Ford shale. Our proved undeveloped natural gas reserves decreased from 113.9 Bcf (19.0 million BOE) at December 31, 2011 to 26.0 Bcf (4.3 million BOE) at December 31, 2012 due primarily to the removal of 97.8 Bcf (16.3 million BOE) of previously classified proved undeveloped natural gas reserves in the Haynesville shale in Northwest Louisiana as a result of lower natural gas prices in 2012. The net decrease of 11.3 million BOE in our proved undeveloped reserves from December 31,

2011 to December 31, 2012 is composed of (1) additions to proved undeveloped reserves of 5.5 million BOE, including 4.0 million Bbl of oil and 9.3 Bcf of natural gas (1.5 million BOE) identified through drilling operations, less (2) the conversion of 0.4 million BOE of proved undeveloped reserves to proved developed reserves, including 0.3 million Bbl of oil and 0.8 Bcf of natural gas (0.1 million BOE), less (3) the net downward revisions of proved undeveloped reserves by 16.4 million BOE in the period, including 0.3 million Bbl of oil and 96.4 Bcf (16.1 million BOE). During the year ended December 31, 2012, we recorded no changes to proved undeveloped reserves as a result of the acquisition or divestment of reserves. At December 31, 2012, we had no proved reserves in our estimates that remained undeveloped for five years or more following their initial booking.

The following table sets forth additional summary information by operating area with respect to our estimated net proved reserves at December 31, 2012:

	Net Proved Reserves(1)
	Oil	Gas	Oil Equivalent	PV-10 (2)	Standardized Measure(3)
	(MBbl)	(Bcf)	(MBOE)(4)	(in millions)	(in millions)
South Texas:
Eagle Ford	10,358	23.8	14,331	393.2	366.6
Austin Chalk(5)	7	0.1	20	0.4	0.4

Area Total	10,365	23.9	14,351	393.6	367.0
NW Louisiana/E Texas:
Haynesville	–	47.1	7,856	21.8	20.3
Cotton Valley(6)	34	8.9	1,512	5.8	5.4

Area Total	34	56.0	9,368	27.6	25.7
SE New Mexico, West Texas	86	0.1	100	2.0	1.9
SW Wyoming, NE Utah, SE Idaho(7)	–	–	–	–	–

Total	10,485	80.0	23,819	423.2	394.6

(1)	Numbers in table may not total due to rounding.

(2)	PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. PV-10 is not an estimate of the fair market value of our properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies and of the potential return on investment related to the companies’ properties without regard to the specific tax characteristics of such entities. Our PV-10 at December 31, 2012 may be reconciled to our Standardized Measure of discounted future net cash flows at such date by reducing our PV-10 by the discounted future income taxes associated with such reserves. The discounted future income taxes at December 31, 2012 were approximately $28.6 million.

(3)	Standardized Measure represents the present value of estimated future net cash flows from proved reserves, less estimated future development, production, plugging and abandonment costs and income tax expenses, discounted at 10% per annum to reflect the timing of future cash flows. Standardized Measure is not an estimate of the fair market value of our properties.

(4)	Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

(5)	Includes two wells producing small volumes of natural gas from the San Miguel formation in Zavala County, Texas.

(6)	Includes the Cotton Valley formation and shallower zones and also includes one well producing from the Frio formation in Orange County, Texas.

(7)	At December 31, 2012, we had no proved reserves attributable to our acreage in Southwest Wyoming and adjacent areas of Utah and Idaho.

Technology Used to Establish Reserves

Under current SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. Reasonable certainty can be established using techniques that have been proven effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

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

Internal Control Over Reserves Estimation Process

We maintain an internal staff of petroleum engineers and geoscience professionals to ensure the integrity, accuracy and timeliness of the data used in our reserves estimation process. Our Reserves Manager is primarily responsible for overseeing the preparation of our reserves estimates and has over 16 years of industry experience. Our Reserves Manager received his Ph.D. degree in Petroleum Engineering from Texas A&M University, is a Licensed Professional Engineer in the State of Texas and received a certificate of completion in a prescribed course of study in Reserves and Evaluation from Texas A&M University in May 2009. Our Vice President – Reservoir Engineering is responsible for reviewing and approving our reserves estimates and has over 35 years of industry experience. Following the preparation of our reserves estimates, we had our reserves estimates audited for their reasonableness by Netherland, Sewell & Associates, Inc., independent reservoir engineers. The Engineering Committee of our board of directors reviews the reserves report and our reserves estimation process, and the results of the reserves report and the independent audit of our reserves are reviewed by members of our board of directors, including members of our Audit Committee.

Acreage Summary

The following table sets forth the approximate acreage in which we held a leasehold, mineral or other interest at December 31, 2012. At that date, about 44% of our total net acreage had been developed, although these percentages are somewhat higher in South Texas and much higher in Northwest Louisiana and East Texas.

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
South Texas:
Eagle Ford	18,236	15,736	24,220	12,175	42,456	27,911
Austin Chalk	8,892	8,892	13,893	8,573	22,785	17,465

Area Total(1)	18,236	15,736	24,220	12,175	42,456	27,911
NW Louisiana/E Texas:
Haynesville	19,286	11,178	2,995	2,995	22,281	14,173
Cotton Valley(2)	22,085	19,435	3,370	3,034	25,455	22,469

Area Total(3)	24,749	21,859	3,444	3,109	28,193	24,968
SE New Mexico, West Texas	1,160	991	14,700	6,600	15,860	7,591
SW Wyoming, NE Utah, SE Idaho	–	–	55,273	27,180	55,273	27,180

Total	44,145	38,586	97,637	49,064	141,782	87,650

(1)	Some of the same leases cover the gross and net acreage shown for both the Eagle Ford shale and the Austin Chalk formation, a shallower formation than the Eagle Ford shale. Therefore, the sum of the total gross and net acreage for both formations is not equal to the total gross and net acreage for South Texas.

(2)	Includes shallower zones and also includes acreage surrounding one well producing from the Frio formation in Orange County, Texas.

(3)	Some of the same leases cover the gross and net acreage shown for both the Haynesville formation and the Cotton Valley formation, a shallower formation than the Haynesville shale. Therefore, the sum of the net acreage for both formations is not equal to the total gross and net acreage for Northwest Louisiana and East Texas.

Undeveloped Acreage Expiration

The following table sets forth the approximate number of gross and net undeveloped acres at December 31, 2012 that will expire prior to December 31, 2014 by operating area unless production is established within the spacing units covering the acreage prior to the expiration dates or unless the existing leases are renewed prior to expiration or unless continued operations maintain the leases beyond the expiration of each respective primary term.

	Acres Expiring 2013		Acres Expiring 2014
	Gross	Net	Gross	Net
South Texas:
Eagle Ford	8,832	4,455	3,903	613
Austin Chalk	5,260	3,689	589	89

Area Total(1)	8,832	4,455	3,903	613
NW Louisiana/E Texas:
Haynesville	–	–	33	33
Cotton Valley	–	–	–	–

Area Total(2)	–	–	33	33
SE New Mexico, West Texas	8,717	2,658	7,514	497
SW Wyoming, NE Utah, SE Idaho	5,882	2,861	–	–

Total	23,431	9,974	11,450	1,143

(1)	Some of the same leases cover the gross and net acreage shown for both the Eagle Ford shale and the Austin Chalk formation, a shallower formation than the Eagle Ford shale. Therefore, the sum of the total gross and net acreage for both formations is not equal to the total gross and net acreage for South Texas.

(2)	Some of the same leases cover the gross and net acreage shown for the Haynesville shale and the Cotton Valley formation, a shallower formation than the Haynesville shale. Therefore, the sum of the total gross and net acreage for both formations is not equal to the total gross and net acreage for Northwest Louisiana and East Texas.

Many of the leases comprising the acreage set forth in the table above will expire at the end of their respective primary terms unless operations are conducted which will serve to maintain the respective leases in effect beyond the expiration of the primary term or unless production from the acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production in commercial quantities in most cases. We also have options to extend some of our leases through payment of additional lease bonus payments prior to the expiration of the primary term of the leases. In addition, we may attempt to secure a new lease upon the expiration of certain of our acreage; however, there may be third party leases that become effective immediately if our leases expire at the end of their respective terms and production has not been established prior to such date or operations are not conducted to maintain the leases in effect beyond the primary term. Our leases are mainly fee leases with three to five years of primary term. We believe that our lease terms are similar to our competitors’ fee lease terms as they relate to both primary term and royalty interests.

Drilling Results

The following table summarizes our drilling activity for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	36	17.1	30	0.6	5	1.7
Dry	–	–	–	–	–	–
Exploration Wells
Productive	22	10.4	30	10.2	36	3.4
Dry	–	–	–	–	–	–
Total Wells
Productive	58	27.6	60	10.8	41	5.1
Dry	–	–	–	–	–	–

Marketing

Our crude oil is generally sold under short-term, extendable and cancellable agreements with unaffiliated purchasers based on published price bulletins reflecting an established field posting price. As a consequence, the prices we receive for crude oil and a portion of our heavier liquids move up and down in direct correlation with the oil market as it reacts to supply and demand factors. The prices of the remaining lighter liquids move up and down independently of any relationship between the crude oil and natural gas markets. Transportation costs related to moving crude oil and liquids are also deducted from the price received for crude oil and liquids.

Our natural gas is sold under both long-term and short-term natural gas purchase agreements. Natural gas produced by us is sold at various delivery points at or near producing wells to both unaffiliated independent marketing companies and unaffiliated mid-stream companies. We receive proceeds from prices that are based on various pipeline indices less any associated fees. When there is an opportunity to do so, the mid-stream companies may, at our request, process our natural gas at a processing facility and extract liquid hydrocarbons from the natural gas. We are then paid for the extracted liquids based on either a negotiated percentage of the proceeds that are generated from the mid-stream companies’ sale of the liquids, or other negotiated pricing arrangements using then-current market pricing less fixed rate processing, transportation and fractionation fees.

The prices we receive for our oil and natural gas production fluctuate widely. Factors that cause price fluctuations include the level of demand for oil and natural gas, weather conditions, hurricanes in the Gulf Coast region, natural gas storage levels, domestic and foreign governmental regulations, the actions of OPEC, price and availability of alternative fuels, political conditions in oil and natural gas producing regions, the domestic and foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. Decreases in these commodity prices do adversely affect the carrying value of our proved reserves and our revenues, profitability and cash flows. Short-term disruptions of our oil and natural gas production do occur from time to time due to downstream pipeline system failure, capacity issues and scheduled maintenance, as well as maintenance and repairs involving our own well operations. These situations, if they occur, curtail our production capabilities and ability to maintain a steady source of revenue. In addition, demand for natural gas has historically been seasonal in nature, with peak demand and typically higher prices during the colder winter months. See “Risk Factors — Our Success Is Dependent on the Prices of Oil and Natural Gas. Low Oil or Natural Gas Prices and the Substantial Volatility in These Prices May Adversely Affect Our Financial Condition and Our Ability to Meet Our Capital Expenditure Requirements and Financial Obligations.”

For the years ended December 31, 2012, 2011 and 2010, we had three significant purchasers that accounted for approximately 74%, 60% and 70%, respectively, of our total oil, natural gas and natural gas liquids revenues. Due to the nature of the markets for oil, natural gas and natural gas liquids, we do not believe that the loss of any one of these purchasers would have a material adverse impact on our financial condition, results of operations or cash flows for any significant period of time.

Effective September 1, 2012, we entered into a firm five-year natural gas processing and transportation agreement whereby we committed to transport the anticipated natural gas production from a significant portion of our Eagle Ford acreage in South Texas through the counterparty’s system for processing at the counterparty’s facilities. The agreement also includes firm transportation of the natural gas liquids extracted at the counterparty’s processing plant downstream for fractionation. After processing, the residue natural gas is purchased by the counterparty at the tailgate of its processing plant and further transported under its firm natural gas transportation agreements. The arrangement contains fixed processing and liquids transportation and fractionation fees, and the revenue we receive varies with the quality of natural gas transported to the processing facilities and the contract period.

Under this agreement, if we do not meet 80% of the maximum thermal quantity transportation and processing commitments in a contract year, we will be required to pay a deficiency fee per MMBtu of natural gas deficiency. Any quantity in excess of the maximum MMBtu delivered in a contract year can be carried over to the next contract year for purposes of calculating the natural gas deficiency. We believe that our current and anticipated production from the wells covered by this agreement is sufficient to meet 80% of the maximum thermal quantity transportation and processing commitments under this agreement.

We were also party to one natural gas transportation agreement at December 31, 2012 that requires us to deliver a specified volume of natural gas through a pipeline for a fixed period of time. If we fail to meet the volume requirement, we are required to pay an amount to the owners of the pipeline to offset a portion of the expenses they incurred in building the pipeline to our well location. This contract does not constitute a material commitment. See “Risk Factors — The Marketability of Our Production Is Dependent upon Oil and Natural Gas Gathering, Processing and Transportation Facilities Owned and Operated by Third Parties, and the Unavailability of Satisfactory Oil and Natural Gas Gathering, Processing and Transportation Arrangements Would Have a Material Adverse Effect on Our Revenue.”

Title to Properties

We endeavor to assure that title to our properties is in accordance with standards generally accepted in the oil and natural gas industry. Some of our acreage will be obtained through farmout agreements, term assignments and other contractual arrangements with third parties, the terms of which often will require the drilling of wells or the undertaking of other exploratory or development activities in order to retain our interests in the acreage. Our title to these contractual interests will be contingent upon our satisfactory fulfillment of these obligations. Our properties are also subject to customary royalty interests, liens incident to financing arrangements, operating agreements, taxes and other burdens that we believe will not materially interfere with the use and operation of or affect the value of these properties. We intend to maintain our leasehold interests by conducting operations, where required, or making lease rental payments or by producing oil and natural gas from wells in paying quantities prior to expiration of various time periods to avoid lease termination. Certain of the leases that we have obtained to date have been purchased by and in the name of professional lease brokers as our nominee. See “Risk Factors — We May Incur Losses or Costs as a Result of Title Deficiencies in the Properties in Which We Invest.”

Competition

The oil and natural gas industry is highly competitive. We compete and will continue to compete with major and independent oil and natural gas companies for exploration opportunities, acreage and property acquisitions. We also compete for drilling rig contracts and other equipment and labor required to drill, operate and develop our properties. Most of our competitors have substantially greater financial resources, staffs, facilities and other resources. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. These competitors may be able to pay more for drilling rigs or exploratory prospects and productive oil and natural gas properties and may be able to identify, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our competitors may also be able to afford to purchase and operate their own drilling rigs and hydraulic fracturing equipment.

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

The oil and natural gas industry also competes with other energy-related industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. See “Risk Factors — Competition in the Oil and Natural Gas Industry Is Intense, Making It More Difficult for Us to Acquire Properties, Market Oil and Natural Gas and Secure Trained Personnel.”

Regulation

Oil and Natural Gas Regulation

Our oil and natural gas exploration, development, production and related operations are subject to extensive federal, state and local laws, rules and regulations. Failure to comply with these laws, rules and regulations can result in substantial monetary penalties or delay or suspension of operations. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these laws, rules and regulations are frequently amended or reinterpreted and new laws, rules and regulations are promulgated, we are unable to predict the future cost or impact of complying with the laws, rules and regulations to which we are, or will become, subject. Our competitors in the oil and natural gas industry are generally subject to the same regulatory requirements and restrictions that affect our operations. We cannot predict the impact of future government regulation on our properties or operations.

Texas, New Mexico, Louisiana, Wyoming, Idaho and Utah and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration, development and production of oil and natural gas. Many states also have statutes or regulations addressing conservation of oil and natural gas and other matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, the regulation of well spacing, the surface use and restoration of properties upon which wells are drilled, the sourcing and disposal of water used in the drilling and completion process and the plugging and abandonment of these wells. Many states restrict production to the market demand for oil and natural gas. Some states have enacted statutes prescribing ceiling prices for natural gas sold within their boundaries. Additionally, some regulatory agencies have, from time to time, imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below natural production capacity in order to conserve supplies of oil and natural gas. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

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

In 2005, Congress enacted the Domenici-Barton Energy Policy Act of 2005, or the Energy Policy Act. The Energy Policy Act, among other things, amended the NGA to prohibit market manipulation by any entity, to direct FERC to facilitate market transparency in the market for the sale or transportation of physical natural gas in interstate commerce and to significantly increase the penalties for violations of the NGA, the NGPA or FERC rules, regulations or orders thereunder. FERC has promulgated regulations to implement the Energy Policy Act. Should we violate the anti-market manipulation laws and related regulations, in addition to FERC-imposed penalties, we may also be subject to third-party damage claims.

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

In 2007, the Energy Independence & Security Act of 2007, or the EISA, went into effect. The EISA, among other things, prohibits market manipulation by any person in connection with the purchase or sale of crude oil, gasoline or petroleum distillates at wholesale in contravention of such rules and regulations that the Federal Trade Commission may prescribe, directs the Federal Trade Commission to enforce the regulations and establishes penalties for violations thereunder. We cannot predict any future laws or regulations or their impact.

U.S. Federal and State Taxation

The federal, state and local governments in the areas in which we operate impose taxes on the oil and natural gas products we sell and, for many of our wells, sales and use taxes on significant portions of our drilling and operating costs. Many states have raised state taxes on energy sources or state taxes associated with the extraction of hydrocarbons, and additional increases may occur. In addition, there has been a significant amount of discussion by legislators and presidential administrations concerning a variety of energy tax proposals. President Obama has proposed sweeping changes to federal laws on the income taxation of small oil and natural gas exploration and production companies like ours. Among other issues, President Obama has proposed to eliminate allowing small U.S. oil and natural gas companies to deduct intangible drilling costs as incurred and percentage depletion. Changes to tax laws could adversely affect our business and our financial results. See “Risk Factors — We Are Subject to Federal, State and Local Taxes, and May Become Subject to New Taxes or Have Eliminated or Reduced Certain Federal Income Tax Deductions Currently Available with Respect to Oil and Natural Gas Exploration and Production Activities as a Result of Future Legislation, Which Could Adversely Affect Our Business, Financial Condition, Results of Operations and Cash Flows.”

Hydraulic Fracturing Policies and Procedures

We use hydraulic fracturing as a means to maximize the recovery of oil and natural gas in almost every well that we drill and complete. Our engineers responsible for these operations attend specialized hydraulic fracturing training programs taught by industry professionals. Although average drilling and completion costs for each area will vary, as will the cost of each well within a given area, on average approximately 50% of the drilling and completion costs for our horizontal wells are associated with hydraulic fracturing activities. These costs are treated in the same way that all other costs of drilling and completion of our wells are treated and are built into and funded through our normal capital expenditure budget. A change to any federal and state laws and regulations governing hydraulic fracturing could impact these costs and adversely affect our business and financial results. See “Risk Factors — Federal and State Legislation and Regulatory Initiatives Relating to Hydraulic Fracturing Could Result in Increased Costs and Additional Operating Restrictions or Delays.”

The protection of groundwater quality is important to us. We believe that we follow all state and federal regulations and apply industry standard practices for groundwater protection in our operations. These measures are subject to close supervision by state and federal regulators (including the Bureau of Land Management (“BLM”) with respect to federal acreage).

Although rare, if and when the cement and steel casing used in well construction requires remediation, we deal with these problems by evaluating the issue, running diagnostic tools, including cement bond logs, temperature logs and pressure testing, followed by pumping remedial cement jobs and other appropriate remedial measures.

The vast majority of hydraulic fracturing treatments are made up of water and sand or other kinds of man-made propping agents. We use major hydraulic fracturing service companies who track and report chemical additives that are used in the fracturing operation as required by the appropriate governmental agencies. These service companies fracture stimulate thousands of wells each year for the industry and invest millions of dollars to protect the environment through rigorous safety procedures, and also work to develop more environmentally friendly fracturing fluids. We also follow safety procedures and monitor all aspects of the fracturing operation in an attempt to ensure environmental protection. We do not pump any diesel in the fluid systems of any of our fracture stimulation procedures.

While current fracture stimulation procedures utilize a significant amount of water, we typically recover less than 10% of this fracture stimulation water before produced salt water becomes a significant portion of the fluids produced. All produced water, including fracture stimulation water, is disposed of in permitted and regulated disposal facilities in a way that is designed to avoid any impact to surface waters.

Environmental Regulation

The exploration, development and production of oil and natural gas, including the operation of salt water injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, installing and operating oil and natural gas wells. Our activities are subject to a variety of environmental laws and regulations, including but not limited to: the Oil Pollution Act of 1990, or the OPA 90, the Clean Water Act, or the CWA, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the Resource Conservation and Recovery Act, or RCRA, the Clean Air Act, or the CAA, the Safe Drinking Water Act, or the SDWA, and the Occupational Safety and Health Act, or OSHA, as well as comparable state statutes and regulations. We are also subject to regulations governing the handling, transportation, storage and disposal of wastes generated by our activities and naturally occurring radioactive materials, or NORM, that may result from our oil and natural gas operations. Administrative, civil and criminal fines and penalties may be imposed for noncompliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking some activities, limit or prohibit other activities because of protected wetlands, areas or species and require investigation and cleanup of pollution. We expect to remain in compliance in all material respects with currently applicable environmental laws and regulations and expect that these laws and regulations will not have a material adverse impact on us.

The OPA 90 and its regulations impose requirements on “responsible parties” related to the prevention of crude oil spills and related to liability for damages resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” under the OPA 90 may include the owner or operator of an onshore facility. The OPA 90 subjects responsible parties to strict, joint and several financial liability for removal costs and other damages, including natural resource damages, caused by an oil spill that is covered by the statute. It also imposes other requirements on responsible parties, such as the preparation of an oil spill contingency plan. Failure to comply with the OPA 90 may subject a responsible party to civil or criminal enforcement action. We may conduct operations on acreage located near, or that affects, navigable waters subject to the OPA 90. We believe that compliance with applicable requirements under the OPA 90 will not have a material adverse effect on us.

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

CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on various classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site. Persons who are responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances and for damages to natural resources. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. Although CERCLA generally exempts petroleum from the definition of hazardous substances, our operations may, and in all likelihood will, involve the use or handling of materials that may be classified as hazardous substances under CERCLA. Many states have adopted similar statutes. Certain state statutes may impose liability for a broader range of contaminants and may not contain a similar exemption for petroleum. Furthermore, we may acquire or operate properties that unknown to us have been subjected to, or have caused or contributed to, prior releases of hazardous substances or other materials requiring remediation.

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

The CAA, as amended, and comparable state laws restrict the emission of air pollutants from many sources, including oil and natural gas production. These laws and any implementing regulations impose stringent air permit requirements and require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, or to use specific equipment or technologies to control emissions. On April 17, 2012, the EPA issued final rules to subject oil and natural gas operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAPS, programs under the CAA, and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards require owners/operators to reduce volatile organic compound (VOC) emissions from natural gas not sent to the gathering line during well completion either by flaring using a completion combustion device or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of green completions. The standards are applicable to new hydraulically fractured wells and also existing wells that are refractured. Further, the finalized regulations also establish specific new requirements, effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. These rules may require changes to our operations, including the installation of new equipment to control emissions. We are currently evaluating the effect these rules will have on our business.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, storage, transport, disposal, cleanup or operating requirements could materially adversely affect our operations and financial position, as well as those of the oil and natural gas industry in general. For instance, recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” and including carbon dioxide and methane, may be contributing to the warming of the Earth’s atmosphere. As a result, there have been attempts to pass comprehensive greenhouse gas legislation. To date, such legislation has not been enacted. Any future federal laws or implementing regulations that may be adopted to address greenhouse gas emissions could, and in all likelihood would, require us to incur increased operating costs adversely affecting our profits and could adversely affect demand for the oil and natural gas we produce, depressing the prices we receive for oil and natural gas.

The EPA has adopted rules under the CAA for the permitting of greenhouse gas emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. The EPA has adopted a multi-tiered approach to this permitting, with the largest sources first subject to permitting. In addition, on October 30, 2009, the EPA published a rule requiring the reporting of greenhouse gas emissions from specified sources in the United States beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA released a rule that expands its final rule on greenhouse gas emissions reporting to include owners and operators of onshore and offshore oil and natural gas production, onshore natural gas processing, natural gas storage, natural gas transmission and natural gas distribution facilities. Reporting of greenhouse gas emissions from such onshore production was first required on an annual basis in 2012 for emissions occurring in 2011. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could, and in all likelihood will, require us to incur costs to reduce emissions of greenhouse gases associated with our operations adversely affecting our profits or could adversely affect demand for the oil and natural gas we produce, depressing the prices we receive for oil and natural gas.

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

Our activities involve the use of hydraulic fracturing. For more information on our hydraulic fracturing operations, see “— Hydraulic Fracturing Policies and Procedures.” Recently, there has been increasing regulatory scrutiny of hydraulic fracturing, which is generally exempted from regulation as underground injection (unless diesel is a component of the fracturing fluid) on the federal level pursuant to the SDWA. However, the U.S. Senate and House of Representatives have considered legislation to repeal this exemption. If enacted, these proposals would amend the definition of “underground injection” in the SDWA to encompass hydraulic fracturing activities. If enacted, such a provision could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping obligations and meet plugging and abandonment requirements. These legislative proposals have also contained language to require the reporting and public disclosure of chemicals used in the hydraulic fracturing process. If the exemption for hydraulic fracturing is removed from the SDWA, or if other legislation is enacted at the federal, state or local level, any restrictions on the use of hydraulic fracturing contained in any such legislation could have a significant impact on our financial condition, results of operations and cash flows.

In addition, in some states and localities, there has been a push to place additional regulatory burdens upon hydraulic fracturing activities and, in some areas, to severely restrict or prohibit those activities. At the state level, Texas and Wyoming, for example, have enacted requirements for the disclosure of the composition of the fluids used in hydraulic fracturing. In addition, at least a few local governments or regional authorities have imposed temporary moratoria on drilling permits within city limits so that local ordinances may be reviewed to assess their adequacy to address hydraulic fracturing activities. Additional burdens upon hydraulic fracturing, such as reporting or permitting requirements, will result in additional expense and delay in our operations.

The EPA has recently asserted federal regulatory authority over hydraulic fracturing using diesel under the SDWA’s Underground Injection Control Program. The EPA is currently conducting a study on the effects of hydraulic fracturing on drinking water resources. A progress report was released in December 2012, with final results expected in 2014. In addition, in December 2011, the EPA published an unrelated draft report concluding that hydraulic fracturing caused groundwater pollution in a natural gas field in Wyoming. This study remains subject to review, but such studies could result in additional regulatory scrutiny that could make it difficult to perform hydraulic fracturing and increase our costs of compliance and doing business. The BLM has indicated that it is considering proposed rules to regulate hydraulic fracturing on federal lands. Further, the EPA has announced an initiative under the Toxic Substance Control Act to develop regulations governing the disclosure of hydraulic fracturing chemicals.

Oil and natural gas exploration and production, operations and other activities have been conducted at some of our properties by previous owners and operators. Materials from these operations remain on some of the properties, and, in some instances, require remediation. In addition, we occasionally must agree to indemnify sellers of producing properties from whom we acquire the properties against some of the liability for environmental claims associated with the properties. While we do not believe that costs we incur for compliance with environmental regulations and remediating previously or currently owned or operated properties will be material, we cannot provide any assurances that these costs will not result in material expenditures that adversely affect our profitability.

Additionally, in the course of our routine oil and natural gas operations, surface spills and leaks, including casing leaks, of oil or other materials will occur, and we will incur costs for waste handling and environmental compliance. It is also possible that our oil and natural gas operations may require us to manage NORM. NORM is present in varying concentrations in sub-surface formations, including hydrocarbon reservoirs, and may become concentrated in scale, film and sludge in equipment that comes in contact with crude oil and natural gas production and processing streams. Some states, including Texas, have enacted regulations governing the handling, treatment, storage and disposal of NORM. Moreover, we will be able to control directly the operations of only those wells for which we act as the operator. Despite our lack of control over wells owned partly by us but operated by others, the failure of the operator to comply with the applicable environmental regulations may, in certain circumstances, be attributable to us.

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

The Endangered Species Act, or ESA, was established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The U.S. Fish and Wildlife Service must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in material restrictions on land use and may materially impact oil and natural gas development. If a portion of our leases were designated as critical or suitable habitat, our ability to maximize production from our leases may be adversely impacted.

We have not in the past been, and do not anticipate in the near future to be, required to expend amounts that are material in relation to our total capital expenditures as a result of environmental laws and regulations, but since these laws and regulations are periodically amended, we are unable to predict the ultimate cost of compliance. We have no assurance that more stringent laws and regulations protecting the environment will not be adopted or that we will not otherwise incur material expenses in connection with environmental laws and regulations in the future. See “Risk Factors — We Are Subject to Government Regulation and Liability, including Complex Environmental Laws, Which Could Require Significant Expenditures.”

The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. The EPA has announced that one of its enforcement initiatives for 2011 to 2013 is to focus on compliance by the energy extraction sector. Any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial position. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we have no assurance that we will not incur significant costs and liabilities as a result of such releases or spills, including any third party claims for damage to property, natural resources or persons.

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

Office Lease

Our corporate headquarters are located in approximately 36,500 square feet of office space at One Lincoln Centre, 5400 LBJ Freeway, Suite 1500, Dallas, Texas. The initial lease, as amended, expires on

June 30, 2022 and at December 31, 2012 covered approximately 29,000 square feet. On January 16, 2013, we entered into a fourth amendment to our office lease agreement to include approximately 7,800 square feet of additional space, increasing the size of our corporate headquarters from approximately 28,700 square feet to approximately 36,500 square feet.

Employees

At December 31, 2012, we had 50 full-time employees. We believe that our relationships with our employees are satisfactory. No employee is covered by a collective bargaining agreement. From time to time, we use the services of independent consultants and contractors to perform various professional services, particularly in the areas of geology and geophysics, production operations, construction, design, well site surveillance and supervision, permitting and environmental assessment and legal and income tax preparation and accounting services. Independent contractors, at our request, drill all of our wells and usually perform field and on-site production operation services for us, including facilities construction, pumping, maintenance, dispatching, inspection and testing. If significant opportunities for company growth arise and require additional management and professional expertise, we will seek to employ qualified individuals to fill positions where that expertise is necessary to develop those opportunities.

Available Information

Our Internet website address is www.matadorresources.com. We make available, free of charge, through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after providing such reports to the SEC. Also, the charters of our Audit Committee, Corporate Governance Committee, Executive Committee and Nominating, Compensation and Planning Committee, and our Code of Ethics and Business Conduct for Officers, Directors and Employees, are available through our website and in print to any shareholder who provides a written request to the Corporate Secretary at One Lincoln Centre, 5400 LBJ Freeway, Suite 1500, Dallas, Texas 75240. The contents of our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or any other report or document we file and any reference to our website is intended to be an inactive textual reference only.

Item 1A.	Risk Factors.

Risks Related to the Oil and Natural Gas Industry and Our Business

Our Success Is Dependent on the Prices of Oil and Natural Gas. Low Oil or Natural Gas Prices and the Substantial Volatility in These Prices May Adversely Affect Our Financial Condition and Our Ability to Meet Our Capital Expenditure Requirements and Financial Obligations.

The prices we receive for our oil and natural gas heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital, borrowing capacity under our Credit Agreement and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors. These factors include the following:

•	the domestic and foreign supply of oil and natural gas;

•	the domestic and foreign demand for oil and natural gas;

•	the prices and availability of competitors’ supplies of oil and natural gas;

•	the actions of the Organization of Petroleum Exporting Countries, or OPEC, and state-controlled oil companies relating to oil price and production controls;

•	the price and quantity of foreign imports;

•	the impact of U.S. dollar exchange rates on oil and natural gas prices;

•	domestic and foreign governmental regulations and taxes;

•	speculative trading of oil and natural gas futures contracts;

•	the availability, proximity and capacity of gathering, processing and transportation systems for natural gas;

•	the availability of refining capacity;

•	the prices and availability of alternative fuel sources;

•	weather conditions and natural disasters;

•	political conditions in or affecting oil and natural gas producing regions, including the Middle East and South America;

•	the continued threat of terrorism and the impact of military action and civil unrest;

•	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing activities;

•	the level of global oil and natural gas inventories and exploration and production activity;

•	the impact of energy conservation efforts;

•	technological advances affecting energy consumption; and

•	overall worldwide economic conditions.

Approximately 63% of our production during the year ended December 31, 2012 and 56% of our proved reserves at December 31, 2012 were attributable to natural gas. In addition, three of our largest assets or prospects — the Haynesville shale, Cotton Valley and Meade Peak shale — currently produce or are expected to produce predominantly natural gas. As a result, they are sensitive to fluctuations in natural gas prices.

During 2012, natural gas prices declined to their lowest levels in many years, ranging from a low of approximately $1.91 per MMBtu in mid-April to a high of approximately $3.90 per MMBtu in late November, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. Natural gas prices had declined again since late November 2012 before increasing to $3.81 per MMBtu at March 14, 2013, based upon the NYMEX Henry Hub natural gas futures contract for the earliest delivery date. We would not expect to drill any operated natural gas wells, except for natural gas wells in specific exploration prospects like the Meade Peak shale, until natural gas prices improve further from these levels, the costs to drill and complete these wells decline further from their recent levels or new technologies are developed that increase expected recoveries.

In 2011, we began to focus on increasing our oil and liquids production. Specifically, our drilling opportunities in the Eagle Ford shale play in South Texas and our planned drilling opportunities in the Wolfcamp and Bone Spring plays in Southeast New Mexico and West Texas focus on oil and liquids. Approximately 37% of our production during the year ended December 31, 2012 and 44% of our proved reserves at December 31, 2012 were attributable to oil. We currently intend to allocate approximately 98% of our 2013 capital expenditure budget to opportunities prospective for oil and liquids production, including primarily the Eagle Ford shale and the Wolfcamp and Bone Spring plays. These opportunities are sensitive to changes in oil prices.

Declines in oil or natural gas prices not only reduce our revenue, but could also reduce the amount of oil and natural gas that we can produce economically and could reduce the amount we may borrow under our Credit Agreement. Should oil prices decrease to economically unattractive levels and remain there for an extended period of time or should natural gas prices decline further or remain at current levels, we may elect in the future to delay some of our exploration and development plans for our prospects, or to cease exploration or development activities on certain prospects due to the anticipated unfavorable economics from such activities, each of which would have a material adverse effect on our business, financial condition, results of operations and reserves. In addition, such declines in commodity prices could cause a reduction in our borrowing base. If the borrowing base were to be less than the outstanding borrowings under our Credit Agreement at any time, we would be required to provide additional collateral satisfactory in nature and value to the lenders to increase the borrowing base to an amount sufficient to cover such excess or repay the deficit in equal installments over a period of six months.

Drilling for and Producing Oil and Natural Gas Are Highly Speculative and Involve a High Degree of Risk, with Many Uncertainties That Could Adversely Affect Our Business.

Exploring for and developing hydrocarbon reserves involves a high degree of operational and financial risk, which precludes us from definitively predicting the costs involved and time required to reach certain objectives. Our drilling locations are in various stages of evaluation, ranging from locations that are ready to drill to locations that will require substantial additional interpretation before they can be drilled. The budgeted costs of planning, drilling, completing and operating wells are often exceeded and such costs can increase significantly due to various complications that may arise during the drilling, completing and operating processes. Before a well is spud, we may incur significant geological and geophysical (seismic) costs, which are incurred whether a well eventually produces commercial quantities of hydrocarbons, or is drilled at all. Exploration wells bear a much greater risk of loss than development wells. The analogies we draw from available data from other wells, more fully explored locations or producing fields may not be applicable to our drilling locations. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our operations as proposed and could be forced to modify our drilling plans accordingly.

If we decide to drill a certain location, there is a risk that no commercially productive oil or natural gas reservoirs will be found or produced. We may drill or participate in new wells that are not productive. We may drill wells that are productive, but that do not produce sufficient net revenues to return a profit after drilling, operating and other costs. There is no way to predict in advance of drilling and testing whether any particular location will yield oil or natural gas in sufficient quantities to recover exploration, drilling and completion costs or to be economically viable. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon-bearing formation or experience mechanical difficulties while drilling or completing the well, resulting in a reduction in production and reserves from, or abandonment of, the well. Whether a well is ultimately productive and profitable depends on a number of additional factors, including the following:

•	general economic and industry conditions, including the prices received for oil and natural gas;

•	shortages of, or delays in, obtaining equipment, including hydraulic fracturing equipment, and qualified personnel;

•	potential drainage by operators on adjacent properties;

•	loss of or damage to oilfield development and service tools;

•	problems with title to the underlying properties;

•	increases in severance taxes;

•	adverse weather conditions that delay drilling activities or cause producing wells to be shut in;

•	domestic and foreign governmental regulations; and

•	proximity to and capacity of gathering, processing and transportation facilities.

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

Our exploration and development activities are capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the development, exploitation, production and acquisition of oil and natural gas reserves. Our cash, operating cash flows and potential future borrowings under our Credit Agreement or otherwise may not be sufficient to fund all of our future acquisitions or future capital expenditures. The rate of our future growth is dependent, at least in part, on our ability to access capital at rates and on terms we determine to be acceptable.

Although we currently have no plans to do so, we may sell additional equity securities or issue debt securities to raise capital. If we succeed in selling additional equity securities or securities convertible into equity securities to raise funds, the ownership of our existing shareholders would be diluted, and new investors may demand rights, preferences or privileges senior to those of existing shareholders. If we raise additional capital through the issuance of new debt securities or additional indebtedness, we may become subject to additional covenants that restrict our business activities.

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

If our revenues decrease as a result of lower oil and natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels, further develop and exploit our current properties or invest in certain exploration opportunities. Alternatively, to fund an acquisition, increase our rate of growth or pay for higher service costs, we may decide to alter or increase our capitalization substantially through the issuance of debt or equity securities, the sale of production payments, the sale of non-strategic assets, the borrowing of funds or otherwise to meet any increase in capital spending. If we are unable to raise additional capital from available sources at acceptable terms, our business, financial condition and future results of operations could be adversely affected.

We May Incur Additional Indebtedness Which Could Reduce Our Financial Flexibility, Increase Interest Expense and Adversely Impact Our Operations and Our Unit Costs.

At March 14, 2013, we had available borrowings of approximately $73.7 million under our Credit Agreement (after giving effect to outstanding letters of credit). Our borrowing base is determined semi-annually by our lenders based primarily on the estimated value of our existing and future acquired oil and natural gas reserves, but both we and our lenders can request one unscheduled redetermination between scheduled redetermination dates. Our Credit Agreement is secured by substantially all of our interests in our oil and natural gas properties and other assets and contains covenants restricting our ability to incur additional indebtedness, which may limit our ability to obtain additional financing. Since the borrowing base is subject to periodic redeterminations, if a redetermination resulted in a lower borrowing base, we could be required to provide additional collateral satisfactory in nature and value to the lenders to increase the borrowing base to an amount sufficient to cover such excess or repay the deficit in equal installments over a period of six months. If we are required to do so, we may not have sufficient funds to fully make such repayments.

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

A high level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions, oil and natural gas prices and financial, business and other factors affect our operations and our future performance. We may not be able to generate sufficient cash flows to pay the principal of or interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or debt securities or a refinancing of our debt include financial market conditions, the value of our assets, our oil and natural gas production and our performance at the time we need capital. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets or have a portion of our assets foreclosed upon which could have a material adverse effect on our business and financial results.

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

Insurance against all operational risks is not available to us. We are not fully insured against all risks, including development and completion risks that are generally not recoverable from third parties or insurance. Pollution and environmental risks generally are not fully insurable. In addition, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable prices or on commercially reasonable terms. Changes in the insurance markets due to various factors may make it more difficult for us to obtain certain types of coverage in the future. As a result, we may not be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes, and the insurance coverage we do obtain may not cover certain hazards or all potential losses that are currently covered, and may be subject to large deductibles. Losses and liabilities from uninsured and underinsured events and delays in the payment of insurance proceeds could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We May Have Accidents, Equipment Failures or Mechanical Problems While Drilling or Completing Wells or in Production Activities, Which Could Adversely Affect Our Business.

While we are drilling and completing oil or natural gas wells or involved in production activities, we may have accidents or experience equipment failures or mechanical problems in a well that cause us to be unable to drill and complete the well or to continue to produce the well according to our plans. We may also damage a potentially hydrocarbon-bearing formation during drilling and completion operations. Such incidents may result in a reduction of our production and reserves from, or abandonment of, the well.

Because Our Reserves and Production Are Concentrated in a Small Number of Properties, Problems in Production and Markets Relating to Any Property Could Have a Material Impact on Our Business.

Almost all of our current oil and natural gas production and our proved reserves are attributable to our properties in South Texas and in Northwest Louisiana and East Texas. For the year ended December 31, 2012, 44% of our oil and natural gas production, including 99% of our average daily oil production was attributable to our properties in South Texas. At December 31, 2012, approximately 93% of the PV-10 of our proved reserves and 99% of our total proved oil reserves were attributable to our properties in South Texas, primarily in the Eagle Ford shale. We expect that most of our operations in the near future will be primarily in South Texas.

Even though we have entered into a firm five-year natural gas processing and transportation agreement covering the anticipated natural gas production from a significant portion of our Eagle Ford acreage in South Texas, we may be disproportionately exposed to the impact of delays or interruptions of production from our wells in these areas caused by transportation capacity constraints or interruptions, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions or plant closures for scheduled maintenance. In addition, the increased industry focus on the Eagle Ford shale may adversely impact our ability to process and transport our production due to increased competition for these facilities.

Our operations in South Texas may also be adversely affected by hurricanes and tropical storms resulting in delays in exploration and drilling, damage to facilities and equipment and the inability to receive equipment or access personnel and products at affected job sites in a timely manner. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Shortages or the high cost of drilling rigs, completion equipment and services, supplies or personnel could delay or adversely affect our operations. When drilling activity in the United States increases, associated costs typically also increase, including those costs related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry. These costs may increase, and necessary equipment and services may become unavailable to us at economical prices. Should this increase in costs occur, we may delay drilling activities, which may limit our ability to establish and replace reserves, or we may incur these higher costs, which may negatively affect our business, financial condition, results of operations and cash flows.

In addition, the demand for hydraulic fracturing services from time to time exceeds the availability of fracturing equipment and crews across the industry and in certain operating areas in particular. The accelerated wear and tear of hydraulic fracturing equipment due to its deployment in unconventional oil and natural gas fields characterized by longer lateral lengths and larger numbers of fracturing stages could further amplify such an equipment and crew shortage. If demand for fracturing services were to increase or the supply of fracturing equipment and crews were to decrease, higher costs could result and could adversely affect our business, financial condition, results of operations and cash flows.

If We Are Unable to Acquire Adequate Supplies of Water for Our Drilling and Hydraulic Fracturing Operations or Are Unable to Dispose of the Water We Use at a Reasonable Cost and Pursuant to Applicable Environmental Rules, Our Ability to Produce Oil and Natural Gas Commercially and in Commercial Quantities Could Be Impaired.

We use a substantial amount of water in our drilling and hydraulic fracturing operations. Our inability to obtain sufficient amounts of water at reasonable prices, or treat and dispose of water after drilling and hydraulic fracturing, could adversely impact our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and natural gas. Furthermore, future environmental regulations and permitting requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells could increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, all of which could have an adverse effect on our business, financial condition, results of operations and cash flows.

Unless We Replace Our Oil and Natural Gas Reserves, Our Reserves and Production Will Decline, Which Would Adversely Affect Our Business, Financial Condition, Results of Operations and Cash Flows.

The rate of production from our oil and natural gas properties declines as our reserves are depleted. Our future oil and natural gas reserves and production and, therefore, our income and cash flow, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional oil and natural gas producing properties. We are currently focusing primarily on increasing our production and reserves from the Eagle Ford shale play, an area in which our competitors have been active. As a result of this activity, we may have difficulty expanding our current production or acquiring new properties in this area and may experience such difficulty in other areas in the future. During periods of low oil and/or natural gas prices, existing reserves may no longer be economic. In addition, it will become more difficult to raise the capital necessary to finance expansion activities. If we are unable to replace our current and future production, our reserves will decrease, and our business, financial condition, results of operations and cash flows would be adversely affected.

Our Oil and Natural Gas Reserves Are Estimated and May Not Reflect the Actual Volumes of Oil and Natural Gas We Will Recover, and Significant Inaccuracies in These Reserves Estimates or Underlying Assumptions Will Materially Affect the Quantities and Present Value of Our Reserves.

The process of estimating accumulations of oil and natural gas is complex and inexact, due to numerous inherent uncertainties. This process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. This process also requires certain economic assumptions related to, among other things, oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserves estimate is a function of:

•	the quality and quantity of available data;

•	the interpretation of that data;

•	the judgment of the persons preparing the estimate; and

•	the accuracy of the assumptions.

The accuracy of any estimates of proved reserves generally increases with the length of production history. Due to the limited production history of many of our properties, the estimates of future production associated with these properties may be subject to greater variance to actual production than would be the case with properties having a longer production history. As our wells produce over time and more data becomes available, the estimated proved reserves will be redetermined on at least an annual basis and may be adjusted to reflect new information based upon our actual production history, results of exploration and development, prevailing oil and natural gas prices and other factors.

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

The Calculated Present Value of Future Net Revenues from Our Proved Oil and Natural Gas Reserves Will Not Necessarily Be the Same as the Current Market Value of Our Estimated Oil and Natural Gas Reserves.

It should not be assumed that the present value of future net cash flows included in this Annual Report on Form 10-K is the current market value of our estimated proved oil and natural gas reserves. We generally base the estimated discounted future net cash flows from proved reserves on current costs held constant over time without escalation and on commodity prices using an unweighted arithmetic average of first-day-of-the-month index prices, appropriately adjusted, for the 12-month period immediately preceding the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs used for these estimates and will be affected by factors such as:

•	actual prices we receive for oil and natural gas;

•	actual costs and timing of development and production expenditures;

•	the amount and timing of actual production; and

•	changes in governmental regulations or taxation.

In addition, the 10% discount factor that is required to be used to calculate discounted future net revenues for reporting purposes under Generally Accepted Accounting Principles, or GAAP, is not necessarily the most appropriate discount factor based on the cost of capital in effect from time to time and risks associated with our business and the oil and natural gas industry in general.

Approximately 43% of Our Total Proved Reserves at December 31, 2012 Consisted of Undeveloped and Developed Non-Producing Reserves, and Those Reserves May Not Ultimately Be Developed or Produced.

At December 31, 2012, approximately 42% of our total proved reserves were undeveloped and approximately 1% were developed non-producing. Our undeveloped and/or developed non-producing reserves may never be developed or produced or such reserves may not be developed or produced within the time periods we have projected or at the costs we have budgeted. Delays in the development of our reserves or increases in costs to drill and develop such reserves would reduce the present value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves, resulting in some projects becoming uneconomical. In addition, delays in the development of reserves or declines in the oil and/or natural gas prices used to estimate proved reserves in the future could cause us to have to reclassify a portion of our proved reserves as unproved reserves, which could materially affect our business, financial condition, results of operations and cash flows.

Our Identified Drilling Locations Are Scheduled out over Several Years, Making Them Susceptible to Uncertainties That Could Materially Alter the Occurrence or Timing of Their Drilling.

Our management team has identified and scheduled drilling locations in our operating areas over a multi-year period. Our ability to drill and develop these locations depends on a number of factors, including assessment of risks, costs, drilling results, oil and natural gas prices, the availability of equipment and capital, approval by regulators and seasonal conditions. The final determination on whether to drill any of these locations will be dependent upon the factors described elsewhere in this Annual Report on Form 10-K as well as, to some degree, the results of our drilling activities with respect to our established drilling locations. Because of these uncertainties, we do not know if the drilling locations we have identified will be drilled within our expected timeframe or at all or if we will be able to economically produce hydrocarbons from these or any other potential drilling locations. Our actual drilling activities may be materially different from our current expectations, which could adversely affect our financial condition, results of operations and cash flows.

Certain of Our Unproved and Unevaluated Acreage Is Subject to Leases That Will Expire over the Next Several Years Unless Production Is Established on Units Containing the Acreage.

At December 31, 2012, we had leasehold interests in approximately 11,000 net acres across all of our areas of interest that are not currently held by production and are subject to leases with primary or renewed terms that expire prior to December 31, 2014. Unless we establish production, generally in paying quantities, on units containing these leases during their terms or we renew such leases, these leases will expire. If our leases expire, we will lose our right to develop the related properties. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. In addition, on certain portions of our acreage, third party leases may have been taken and could become immediately effective if our leases expire. As such, our actual drilling activities may materially differ from our current expectations, which could adversely affect our business, financial condition, results of operations and cash flows.

We May Not Increase Our Acreage Positions in Areas with Exposure to Oil, Condensate and Natural Gas Liquids.

If we are unable to increase our acreage positions in the Eagle Ford shale in South Texas or in the Wolfcamp and Bone Spring plays in Southeast New Mexico and West Texas, this may detract from our efforts to realize our growth strategy in oil and liquids-rich plays. Additionally, we may be unable to find or consummate other opportunities in these areas or in other areas with similar exposure to oil, condensate and natural gas liquids on similar terms or at all.

The 2-D and 3-D Seismic Data and Other Advanced Technologies We Use Cannot Eliminate Exploration Risk, Which Could Limit Our Ability to Replace and Grow Our Reserves and Materially and Adversely Affect Our Results of Operations and Cash Flows.

We employ visualization and 2-D and 3-D seismic images to assist us in exploration and development activities where applicable. These techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible. We could incur losses by drilling unproductive wells based on these technologies. Poor results from our exploration activities could limit our ability to replace and grow reserves and adversely affect our business, financial condition, results of operations and cash flows.

We Currently Own Only a Limited Amount of Seismic and Other Geological Data and May Have Difficulty Obtaining Additional Data at a Reasonable Cost, Which Could Adversely Affect Our Results of Operations and Cash Flows.

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

Competition in the Oil and Natural Gas Industry Is Intense, Making It More Difficult for Us to Acquire Properties, Market Oil and Natural Gas and Secure Trained Personnel.

Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. In addition, other companies may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer. The cost to attract and retain qualified personnel has increased in recent years due to competition and may increase substantially in the future. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Strategic Relationships upon Which We May Rely Are Subject to Change, Which May Diminish Our Ability to Conduct Our Operations.

Our ability to explore, develop and produce oil and natural gas resources successfully and acquire oil and natural gas interests and acreage depends on our developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable acquisition opportunities in a highly competitive environment. These relationships are subject to change and, if they do, our ability to grow may be impaired.

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

The Marketability of Our Production Is Dependent upon Oil and Natural Gas Gathering, Processing and Transportation Facilities Owned and Operated by Third Parties, and the Unavailability of Satisfactory Oil and Natural Gas Gathering, Processing and Transportation Arrangements Would Have a Material Adverse Effect on Our Revenue.

The unavailability of satisfactory oil, natural gas and natural gas liquids gathering, processing and transportation arrangements may hinder our access to oil, natural gas and natural gas liquids markets or delay production from our wells. The availability of a ready market for our oil, natural gas and natural gas liquids production depends on a number of factors, including the demand for, and supply of, oil, natural gas and natural gas liquids and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines, processing facilities and oil and condensate trucking operations owned and operated by third parties. Our failure to obtain these services on acceptable terms could materially harm our business. We may be required to shut in wells for lack of a market or because of inadequate or unavailable pipelines, gathering systems or trucking capacity. If that were to occur, we would be unable to realize revenue from those wells until production arrangements were made to deliver our production to market. Furthermore, if we were required to shut in wells we might also be obligated to pay shut-in royalties to certain mineral interest owners in order to maintain our leases.

The disruption of third party facilities due to maintenance, weather or other factors could negatively impact our ability to market and deliver our oil, natural gas and natural gas liquids. The third parties control when or if such facilities are restored and what prices will be charged. We experienced temporary pipeline interruptions from time to time during the year ended December 31, 2012 associated with natural gas production from our Eagle Ford shale wells. While we have entered into a firm five-year natural gas processing and transportation agreement covering the anticipated natural gas production from a significant portion of our Eagle Ford acreage in South Texas, no assurance can be given that this agreement will alleviate these issues completely. We may experience similar interruptions and processing capacity constraints as we begin to explore and develop our Wolfcamp and Bone Spring plays in Southeast New Mexico and West Texas in 2013. If we were required to shut in our production for long periods of time due to pipeline interruptions or lack of processing facilities or capacity of these facilities, it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Financial Difficulties Encountered by Our Oil and Natural Gas Purchasers, Third Party Operators or Other Third Parties Could Decrease Our Cash Flows from Operations and Adversely Affect the Exploration and Development of Our Prospects and Assets.

We derive essentially all of our revenues from the sale of our oil, natural gas and natural gas liquids to unaffiliated third party purchasers, independent marketing companies and mid-stream companies. Any delays in payments from our purchasers caused by financial problems encountered by them will have an immediate negative effect on our results of operations and cash flows.

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

The Third Parties on Whom We Rely for Gathering, Processing and Transportation Services Are Subject to Complex Federal, State and Other Laws that Could Adversely Affect the Cost, Manner or Feasibility of Conducting Our Business.

The operations of the third parties on whom we rely for gathering, processing and transportation services are subject to complex and stringent laws and regulations that require obtaining and maintaining numerous permits, approvals and certifications from various federal, state and local government authorities.

These third parties may incur substantial costs in order to comply with existing laws and regulations. If existing laws and regulations governing such third party services are revised or reinterpreted, or if new laws and regulations become applicable to their operations, these changes may affect the costs that we pay for such services. Similarly, a failure to comply with such laws and regulations by the third parties on whom we rely could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Business — Regulation.”

We Have Limited Control over Activities on Properties We Do Not Operate.

We are not the operator on some of our properties, particularly in the Haynesville shale. As a result of our sale of certain assets to a subsidiary of Chesapeake Energy Corporation in 2008, we do not operate one of our most significant natural gas assets in the Haynesville shale. We also have other non-operated acreage positions in Northwest Louisiana, South Texas, Southeast New Mexico and West Texas. Because we are not the operator for these properties, our ability to exercise influence over the operations of these properties or their associated costs is limited. Our dependence on the operators and other working interest owners of these projects and our limited ability to influence operations and associated costs, or control the risks, could materially and adversely affect the drilling results, reserves and future cash flows from these properties. The success and timing of our drilling and development activities on properties operated by others therefore depends upon a number of factors, including:

•	timing and amount of capital expenditures;

•	the operator’s expertise and financial resources;

•	the rate of production of reserves, if any;

•	approval of other participants in drilling wells; and

•	selection and implementation or execution of technology.

In areas where we do not have the right to propose the drilling of wells, we may have limited influence on when, how and at what pace our properties in those areas are developed. Further, the operators of those properties may experience financial problems in the future or may sell their rights to another operator not of our choosing, both of which could limit our ability to develop and monetize the underlying oil or natural gas reserves. In addition, the operators of these properties may elect to curtail the oil or natural gas production or to shut in the wells on these properties during periods of low oil or natural gas prices, and we may receive less than anticipated or no production and associated revenues from these properties until the operator elects to return them to production.

A Component of Our Growth May Come through Acquisitions, and Our Failure to Identify or Complete Future Acquisitions Successfully Could Reduce Our Earnings and Hamper Our Growth.

We may be unable to identify properties for acquisition or to make acquisitions on terms that we consider economically acceptable. There is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. The completion and pursuit of acquisitions may be dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. Our ability to grow through acquisitions will require us to continue to invest in operations and financial and management information systems and to attract, retain, motivate and effectively manage our employees. The inability to manage the integration of acquisitions effectively could reduce our focus on subsequent acquisitions and current operations, and could negatively impact our results of operations and growth potential. Our financial position, results of operations and cash flows may fluctuate significantly from period to period as a result of the completion of significant acquisitions during particular periods. If we are not successful in identifying or acquiring any material property interests, our earnings could be reduced and our growth could be restricted.

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

We May Incur Losses or Costs as a Result of Title Deficiencies in the Properties in Which We Invest.

If an examination of the title history of a property that we have purchased reveals an oil and natural gas lease has been purchased in error from a person who is not the owner of the mineral interest desired or other title deficiencies, our interest would be worth less than what we paid and may be worthless. In such an instance, all or part of the amount paid for such oil and natural gas lease as well as all or part of any royalties paid pursuant to the terms of the lease prior to the discovery of the title defect would be lost.

It is our practice in acquiring oil and natural gas leases, or undivided interests in oil and natural gas leases, not to undergo the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Rather, we rely upon the judgment of oil and natural gas lease brokers and/or landmen who perform the field work in examining records in the appropriate governmental office before attempting to acquire a lease on a specific mineral interest.

Prior to the drilling of an oil and natural gas well, however, it is standard industry practice for the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed well is to be drilled to ensure there are no obvious deficiencies in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct deficiencies in the marketability of the title, and such curative work entails expense. Our failure to cure any title defects may adversely impact our ability to increase production and reserves. In the future, we may suffer a monetary loss from title defects or title failure. Additionally, unproved and unevaluated acreage has greater risk of title defects than developed acreage. If there are any title defects or defects in assignment of leasehold rights in properties in which we hold an interest, we will suffer a financial loss which could adversely affect our financial condition, results of operations and cash flows.

We May Be Required to Write Down the Carrying Value of Our Proved Properties under Accounting Rules and These Write-Downs Could Adversely Affect Our Financial Condition.

There is a risk that we will be required to write down the carrying value of our oil and natural gas properties when oil or natural gas prices are low. In addition, non-cash write-downs may occur if we have:

•	downward adjustments to our estimated proved reserves;

•	increases in our estimates of development costs; or

•	deterioration in our exploration and development results.

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

Hedging Transactions, or the Lack Thereof, May Limit Our Potential Gains and Could Result in Financial Losses.

To manage our exposure to price risk, we, from time to time, enter into hedging arrangements, using primarily “costless collars” or “swaps” with respect to a portion of our future production. Costless collars provide us with downside price protection through the purchase of a put option which is financed through the sale of a call option. Because the call option proceeds are used to offset the cost of the put option, these arrangements are initially “costless” to us. In the case of a costless collar, the put option and the call option have different fixed price components. In a swap contract, a floating price is exchanged for a fixed price over the specified period, providing downside price protection. The goal of these and other hedges is to lock in a range of prices in the case of collars or a fixed price in the case of swaps so as to mitigate price volatility and increase the predictability of cash flows. These transactions limit our potential gains if oil, natural gas or natural gas liquids prices rise above the maximum price established by the call option and may offer protection if prices fall below the minimum price established by the put option only to the extent of the volumes then hedged.

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

Furthermore, there may be times when we have not hedged our production when, in retrospect, it would have been advisable to do so. Decisions as to whether and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and natural gas liquids prices, and we may not always employ the optimal hedging strategy. We may employ hedging strategies in the future that differ from those that we have used in the past, and neither the continued application of our current strategies nor our use of different hedging strategies may be successful.

An Increase in the Differential between the NYMEX or Other Benchmark Prices of Oil and Natural Gas and the Wellhead Price We Receive for Our Production Could Adversely Affect Our Business, Financial Condition, Results of Operations and Cash Flows.

The prices that we receive for our oil and natural gas production sometimes reflect a discount to the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. The difference between the benchmark prices and the prices we receive is called a differential. Increases in the differential between the benchmark prices for oil and natural gas and the wellhead prices we receive could adversely affect our business, financial condition, results of operations and cash flows. We do not have, and may not have in the future, any derivative contracts covering the amount of the basis differentials we experience in respect of our production. As such, we will be exposed to any increase in such differentials.

We Are Subject to Government Regulation and Liability, Including Complex Environmental Laws, Which Could Require Significant Expenditures.

The exploration, development, production and sale of oil and natural gas in the United States are subject to many federal, state and local laws, rules and regulations, including complex environmental laws and regulations. Matters subject to regulation include discharge permits, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation and environmental matters and health and safety criteria addressing worker protection. Under these laws and regulations, we may be required to make large expenditures that could materially adversely affect our financial condition, results of operations and cash flows. These expenditures could include payments for:

•	personal injuries;

•	property damage;

•	containment and clean-up of oil and other spills;

•	management and disposal of hazardous materials;

•	remediation, clean-up costs and natural resource damages; and

•	other environmental damages.

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

The federal, state and local governments in the areas in which we operate impose taxes on the oil and natural gas products we sell and, for many of our wells, sales and use taxes on significant portions of our drilling and operating costs. Many states have raised state taxes on energy sources or state taxes associated with the extraction of hydrocarbons, and additional increases may occur. In addition, there has been a significant amount of discussion by legislators and presidential administrations concerning a variety of energy tax proposals.

Periodically, legislation is introduced to eliminate certain key U.S. federal income tax preferences currently available to oil and natural gas exploration and production companies. Such changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for certain oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain U.S. production or manufacturing activities and (iv) the increase in the amortization period for geological and geophysical costs paid or incurred in connection with the exploration for, or development of, oil or natural gas within the United States. President Obama has proposed sweeping changes in federal laws on the income taxation of small oil and natural gas exploration and production companies like ours. President Obama has proposed to eliminate allowing small oil and natural gas companies to deduct intangible drilling costs as incurred and percentage depletion. The passage of any legislation as a result of the budget proposals or any other similar change in U.S. federal income tax law could affect certain tax deductions that are currently available with respect to oil and natural gas exploration and production activities and could negatively impact our financial condition, results of operations and cash flows.

Federal and State Legislation and Regulatory Initiatives Relating to Hydraulic Fracturing Could Result in Increased Costs and Additional Operating Restrictions or Delays.

In past sessions, Congress has considered, but did not pass, legislation to amend the Safe Drinking Water Act, or SDWA, to remove the SDWA’s exemption granted to most hydraulic fracturing operations (other than operations using fluids containing diesel) and to require reporting and disclosure of chemicals used by oil and natural gas companies in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand or other propping agents and chemicals under pressure into rock formations to stimulate oil and natural gas production. We routinely use hydraulic fracturing to produce oil, natural gas and natural gas liquids from formations such as the Eagle Ford and the Haynesville shales, where we focus our operations, and we anticipate using hydraulic fracturing in the Wolfcamp and Bone Spring plays in Southeast New Mexico and West Texas. The EPA is conducting a comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on drinking water and groundwater. A progress report was released in December 2012, with final results expected in 2014. In addition, in

December 2011, the EPA published an unrelated draft report concluding that hydraulic fracturing caused groundwater pollution of a natural gas field in Wyoming. Consequently, even if federal legislation is not adopted soon or at all, the performance of the hydraulic fracturing study by the EPA could spur further action towards federal legislation and regulation of hydraulic fracturing or similar production operations. Also at the federal level, the BLM has indicated that it is considering proposed rules to regulate hydraulic fracturing on federal lands. Additionally, the EPA has announced an initiative under the Toxic Substances Control Act to develop regulations governing the disclosure of hydraulic fracturing chemicals.

In addition, a number of states and local regulatory authorities are considering or have implemented more stringent regulatory requirements applicable to hydraulic fracturing, which could include a moratorium on drilling and effectively prohibit further production of oil and natural gas through the use of hydraulic fracturing or similar operations. Texas and Wyoming have adopted legislation that requires the disclosure of information regarding the substances used in the hydraulic fracturing process. This legislation and any implementing regulations could increase our costs of compliance and doing business.

The adoption of new laws or regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult to complete oil and natural gas wells in unconventional resource plays. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, hydraulic fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in cost, which could adversely affect our business and results of operations.

Legislation or Regulations Restricting Emissions of Greenhouse Gases Could Result in Increased Operating Costs and Reduced Demand for the Oil, Natural Gas and Natural Gas Liquids We Produce while the Physical Effects of Climate Change Could Disrupt Our Production and Cause Us to Incur Significant Costs in Preparing for or Responding to Those Effects.

The EPA has published its final findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and welfare because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Accordingly, the EPA has adopted rules under the CAA for the permitting of greenhouse gas emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. The EPA has adopted a multi-tiered approach to this permitting, with the largest sources first subject to permitting. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA released a final rule that expands its rule on reporting of greenhouse gas emissions to include owners and operators of petroleum and natural gas systems. Monitoring of those newly covered emissions commenced on January 1, 2011, with the first annual reports filed in 2012.

In an interpretative guidance on climate change disclosures, the SEC indicated that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland and water availability and quality. If such effects were to occur, there is the potential for our exploration and production operations to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low-lying areas, disruption of our production, less efficient or non-routine operating practices necessitated by climate effects or increased costs for insurance coverages in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change. In addition, our hydraulic fracturing operations require large amounts of water. See “—If We Are Unable to Acquire Adequate Supplies of Water for Our Drilling and Hydraulic Fracturing Operations or Are Unable to Dispose of the Water We Use at a Reasonable Cost and Pursuant to Applicable Environmental Rules, Our Ability to Produce Oil and Natural Gas Commercially and in Commercial Quantities Could Be Impaired.” Should climate change or other drought conditions occur, our ability to obtain water of a sufficient quality and quantity could be impacted and in turn, our ability to perform hydraulic fracturing operations could be restricted or made more costly.

New Regulations on All Emissions from Our Operations Could Cause Us to Incur Significant Costs.

On April 17, 2012, the EPA issued final rules to subject oil and natural gas operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAPS, programs under the CAA, and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards require owners/operators to reduce volatile organic compound (VOC) emissions from natural gas not sent to the gathering line during well completion either by flaring using a completion combustion device or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of green completions. The standards are applicable to new hydraulically fractured wells and also existing wells that are refractured. Further, the finalized regulations also establish specific new requirements, effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. These rules may require changes to our operations, including the installation of new equipment to control emissions. We are currently evaluating the effect these rules will have on our business.

The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations. There were attempts at comprehensive federal legislation establishing a cap and trade program, but that legislation did not pass. Further, various states have considered or adopted legislation that seeks to control or reduce emissions of greenhouse gases from a wide range of sources. Any such legislation could adversely affect demand for the oil, natural gas and natural gas liquids that we produce.

A Change in the Jurisdictional Characterization of Some of Our Assets by FERC or a Change in Policy by It May Result in Increased Regulation of Our Assets, Which May Cause Our Revenues to Decline and Operating Expenses to Increase.

Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC as a natural gas company under the NGA. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of ongoing litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts or Congress. A change in the jurisdictional characterization by FERC, the courts or Congress or a change in policy by FERC or Congress may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase.

Should We Fail to Comply with All Applicable FERC-Administered Statutes, Rules, Regulations and Orders, We Could Be Subject to Substantial Penalties and Fines.

Under the Energy Policy Act, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1.0 million per day for each violation and disgorgement of profits associated with any violation. The nature of our gathering facilities is such that we have not yet been regulated by FERC as a natural gas company subject to the provisions of the NGA. It is possible, however, that laws, rules and regulations pertaining to those and other matters may be considered or adopted by FERC or Congress from time to time. Failure to comply with those laws, rules and regulations in the future could subject us to civil penalty liability.

The Derivatives Legislation Adopted by Congress Could Have an Adverse Impact on Our Ability to Hedge Risks Associated with Our Business.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which is intended to modernize and protect the integrity of the U.S. financial system. The Dodd-Frank Act, among other things, sets forth a framework for regulating certain derivative products including commodity hedges of the type we use, but many aspects of this law are subject to further rulemaking and will take effect over several years. As a result, it is difficult to anticipate the overall impact of the Dodd-Frank Act on our ability or willingness to continue entering into and maintaining such commodity hedges and the terms thereof. Based upon the limited assessments we are able to make with respect to the Dodd-Frank Act, there is the possibility that the Dodd-Frank Act could have a substantial and adverse impact on our ability to enter into and maintain these commodity hedges. In particular, the Dodd-Frank Act could result in the implementation of position limits and additional regulatory requirements on our derivative arrangements, which could include new margin, reporting and clearing requirements. In addition, this legislation could have a substantial impact on our counterparties and may increase the cost of our derivative arrangements in the future.

If these types of commodity hedges become unavailable or uneconomic, our commodity price risk could increase, which would increase the volatility of revenues and may decrease the amount of credit available to us. Any limitations or changes in our use of derivative arrangements could also materially affect our ability to conduct acquisitions.

We May Have Difficulty Managing Growth in Our Business, Which Could Have a Material Adverse Effect on Our Business, Financial Condition, Results of Operations and Cash Flows and Our Ability to Execute Our Business Plan in a Timely Fashion.

Because of our small size, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our activities, including our planned increase in oil exploration, development and production, and increase the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the inability to recruit and retain experienced managers, geoscientists, petroleum engineers and landmen, could have a material adverse effect on our business, financial condition, results of operations and cash flows and our ability to execute our business plan in a timely fashion.

Our Success Depends, to a Large Extent, on Our Ability to Retain Our Key Personnel, Including Our Chairman of the Board, Chief Executive Officer and President, Management and Technical Team, the Members of Our Board of Directors and Our Special Board Advisors, and the Loss of Any Key Personnel, Board Member or Special Board Advisor Could Disrupt Our Business Operations.

Investors in our common stock must rely upon the ability, expertise, judgment and discretion of our management and the success of our technical team in identifying, evaluating and developing prospects and reserves. Our performance and success are dependent to a large extent on the efforts and continued employment of our management and technical personnel, including our Chairman, President and Chief Executive Officer, Joseph Wm. Foran. We do not believe that they could be quickly replaced with personnel of equal experience and capabilities, and their successors may not be as effective. We have entered into employment agreements with Mr. Foran and other key personnel. However, these employment agreements do not ensure that these individuals will remain in our employment. If Mr. Foran or other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected. With the exception of Mr. Foran, we do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals.

We have an active board of directors that meets at least quarterly throughout the year and is closely involved in our business and the determination of our operational strategies. Members of our board of directors work closely with management to identify potential prospects, acquisitions and areas for further development. Many of our directors have been involved with us since our inception and have a deep understanding of our operations and culture. If any of our directors resign or become unable to continue in their present role, it may be difficult to find replacements with the same knowledge and experience and, as a result, our operations may be adversely affected.

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

Our Management Team Owns Approximately 11% of Our Common Stock, Which Could Give Them Influence in Corporate Transactions and Other Matters, and the Interests of Our Management Could Differ from Other Shareholders.

Our directors and officers beneficially own approximately 11% of our outstanding common stock. These shareholders could influence or control to some degree the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions. Their influence or control of the Company may have the effect of delaying or preventing a change of control of the Company and may adversely affect the voting and other rights of other shareholders. In addition, due to their ownership interest in our common stock, our directors and officers may be able to remain entrenched in their positions.

Risks Relating to Our Common Stock

The Price of Our Common Stock Has Fluctuated Substantially and May Fluctuate Substantially in the Future.

Our stock price has experienced volatility and could vary significantly as a result of a number of factors. In 2012, our stock price fluctuated between a high of $12.33 and a low of $7.70. In the future, the trading volume of our common stock may continue to fluctuate and cause significant price variations to occur. In the event of a drop in the market price of our common stock, you could lose a substantial part or all of your investment in our common stock. In addition, the stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Factors that could affect our stock price or result in fluctuations in the market price or trading volume of our common stock include:

•	our actual or anticipated operating and financial performance and drilling locations, including oil and natural gas reserves estimates;

•	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and cash flows, or those of companies that are perceived to be similar to us;

•	changes in revenue, cash flows or earnings estimates or publication of reports by equity research analysts;

•	speculation in the press or investment community;

•	public reaction to our press releases, announcements and filings with the SEC;

•	sales of our common stock by us or shareholders, or the perception that such sales may occur;

•	general financial market conditions and oil and natural gas industry market conditions, including fluctuations in commodity prices;

•	the realization of any of the risk factors presented in this Annual Report on Form 10-K;

•	the recruitment or departure of key personnel;

•	commencement of or involvement in litigation;

•	the prices of oil, natural gas and natural gas liquids;

•	the success of our exploration and development operations, and the marketing of any oil, natural gas and natural gas liquids we produce;

•	changes in market valuations of companies similar to ours; and

•	domestic and international economic, legal and regulatory factors unrelated to our performance.

The Requirements of Being a Public Company, Including Compliance with the Reporting Requirements of the Securities Exchange Act of 1934, as Amended, and the Requirements of the Sarbanes-Oxley Act of 2002, Have Increased Our Costs and Occupy a Significant Amount of Management’s Time.

As a public company with listed equity securities, we are required to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC and the requirements of the New York Stock Exchange, or the NYSE. Complying

with these statutes, regulations and requirements is difficult and occupies a significant amount of time of our board of directors and management and has significantly increased our costs and expenses.

If We Fail to Maintain Effective Internal Control over Financial Reporting in the Future, Our Ability to Accurately Report Our Financial Results Could Be Adversely Affected.

Until February 2012, we were a private company and maintained internal controls and procedures in accordance with being a private company. We maintained limited accounting personnel to perform our accounting processes and limited supervisory resources with which to address our internal control over financial reporting. In connection with our audits for the years ended December 31, 2011 and 2010, our independent registered public accountants identified and communicated material weaknesses. There were no material weaknesses identified in connection with our audit for the year ended December 31, 2012.

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be prevented or detected and corrected on a timely basis.

Our efforts to maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future and comply with the certification and reporting obligations under Sections 302 and 404 of the Sarbanes-Oxley Act. Further, our remediation efforts may not enable us to avoid material weaknesses in the future. Any failure to maintain effective controls could result in material misstatements that are not prevented or detected and corrected on a timely basis, which could potentially subject us to sanction or investigation by the SEC, the NYSE or other regulatory authorities. Ineffective internal controls could also cause investors to lose confidence in our reported financial information and adversely affect our business and our stock price.

We Do Not Presently Intend to Pay Any Cash Dividends on or Repurchase Any Shares of Our Common Stock.

We do not presently intend to pay any cash dividends on or repurchase any shares of our common stock. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that our board of directors deems relevant. Cash dividend payments in the future may only be made out of legally available funds and, if we experience substantial losses, such funds may not be available. In addition, certain covenants in our Credit Agreement may limit our ability to pay dividends or repurchase shares of our common stock. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment, and there is no guarantee that the price of our common stock will exceed the price you paid.

The Trading Volume of Our Common Stock Has Been Low, and the Sale of a Substantial Number of Shares in the Public Market Could Depress the Price of Our Common Stock.

Our common stock is listed on the NYSE, but since the completion of our initial public offering, it has had a low average daily trading volume relative to many other stocks. Thinly traded stock can be more volatile than stock trading in an active public market, which can lead to significant price swings even when a relatively small number of shares are being traded and can limit an investor’s ability to quickly sell blocks of stock.

Future Sales of Shares of Our Common Stock by Existing Shareholders and Future Offerings of Our Common Stock by Us Could Depress the Price of Our Common Stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. If our existing shareholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. Sales of our common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause our stock price to decrease and make it more difficult for you to sell shares of our common stock.

We may also sell additional shares of common stock or securities convertible into common stock. We cannot predict the size of future issuances of our common stock or convertible securities or the effect, if any, that future issuances and sales of shares of our common stock or convertible securities would have on the market price of our common stock.

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

Provisions of Texas law may also discourage, delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline. Under Texas law, a shareholder who beneficially owns more than 20% of our voting stock, or any affiliated shareholder, cannot acquire us for a period of three years from the date this person became an affiliated shareholder, unless various conditions are met, such as approval of the transaction by our board of directors before this person became an affiliated shareholder or approval of the holders of at least two-thirds of our outstanding voting shares not beneficially owned by the affiliated shareholder.

Our Board of Directors Can Authorize the Issuance of Preferred Stock, which Could Diminish the Rights of Holders of Our Common Stock and Make a Change of Control of the Company More Difficult Even if It Might Benefit Our Shareholders.

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

See “Business” for descriptions of our properties. We also have various operating leases for rental of office space and office and field equipment. See “Note 13 – Commitments and Contingencies” to the consolidated financial statements in this Annual Report on Form 10-K for the future minimum rental payments. Such information is incorporated herein by reference.

Item 3.	Legal Proceedings.

See “Note 13 – Commitments and Contingencies” to the consolidated financial statements in this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General Market Information

Shares of our common stock are traded on the NYSE under the symbol “MTDR.” Our shares have been traded on the NYSE since February 2, 2012. Prior to trading on the NYSE, there was no established public trading market for our common stock.

On March 14, 2013, we had 55,894,438 shares of common stock outstanding held by approximately 444 record holders, excluding shareholders for whom shares are held in “nominee” or “street” name.

The following table sets forth the high and low sales prices of our common stock as reported by the NYSE for the periods indicated:

	2012
	High	Low
First Quarter	$12.33	$10.85
Second Quarter	12.09	8.63
Third Quarter	11.53	9.41
Fourth Quarter	10.50	7.70

On March 14, 2013, the last reported sales price of our common stock on the NYSE was $8.80 per share.

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

Prior to the consummation of our initial public offering on February 7, 2012, the holders of our Class B common stock were entitled to be paid cumulative dividends at a per share rate of $0.26-2/3 annually out of funds legally available for the payment of dividends. These dividends accrued and were payable quarterly at the rate of $0.06-2/3 per share of Class B common stock outstanding. For the year ended December 31, 2011, we declared dividends on our outstanding shares of Class B common stock totaling $274,853. Upon the automatic conversion of the outstanding shares of Class B common stock at the closing of our initial public offering, the right of the holders of Class B common stock to dividends was terminated and such holders were paid approximately $28,000 during the first quarter of 2012 for all accrued but unpaid dividends existing at the time of such conversion.

Equity Compensation Plan Information

The following table presents the securities authorized for issuance under our equity compensation plans as of December 31, 2012.

Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(1) (2)	1,229,437	$10.19	3,056,957
Equity compensation plans not approved by security holders	–	–	–

Total	1,229,437	$10.19	3,056,957

(1)	Our board of directors has determined not to make any additional grants of awards under the Matador Resources Company 2003 Stock and Incentive Plan.

(2)	Our 2012 Long-Term Incentive Plan was approved by our board of directors in December 2011 and took effect on January 1, 2012. The 2012 Long-Term Incentive Plan was also approved by our shareholders at the Annual Meeting of Shareholders on June 7, 2012. For a description of our 2012 Long-Term Incentive Plan, see “Note 8 – Stock-Based Compensation” to the consolidated financial statements in this Annual Report on Form 10-K.

Share Performance Graph

The following graph compares the cumulative return on a $100 investment in our common stock from February 2, 2012, the date our common stock began trading on the NYSE, through December 31, 2012, to that of the cumulative return on a $100 investment in the Russell 2000 Index and the Russell 2000 Energy Index for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. This graph is included in accordance with the SEC’s disclosure rules. This historic stock performance is not indicative of future stock performance.

Comparison of Cumulative Total Return Among

Matador Resources Company, the Russell 2000 Index

and the Russell 2000 Energy Index

Item 6.	Selected Financial Data.

You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The financial information included in this Annual Report on Form 10-K may not be indicative of our future results of operations, financial position or cash flows.

The following selected financial information is summarized from our results of operations for the five-year period ended December 31, 2012 and selected consolidated balance sheet data at December 31, 2012, 2011, 2010, 2009 and 2008 and should be read in conjunction with the consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 included herewith.

	Year Ended December 31,
	2012	2011	2010	2009	2008
(In thousands, except per share data)
Statement of operations data:
Revenues:
Oil and natural gas revenues	$155,998	$67,000	$34,042	$19,039	$30,645
Realized gain (loss) on derivatives	13,960	7,106	5,299	7,625	(1,326)
Unrealized (loss) gain on derivatives	(4,802)	5,138	3,139	(2,375)	3,592

Total revenues	165,156	79,244	42,480	24,289	32,911
Expenses:
Production taxes and marketing	11,672	6,278	1,982	1,077	1,639
Lease operating	28,184	7,244	5,284	4,725	4,667
Depletion, depreciation and amortization	80,454	31,754	15,596	10,743	12,127
Accretion of asset retirement obligations	256	209	155	137	92
Full-cost ceiling impairment	63,475	35,673	–	25,244	22,195
General and administrative	14,543	13,394	9,702	7,115	8,252

Total expenses	198,584	94,552	32,719	49,041	48,972

Operating (loss) income	(33,428)	(15,308)	9,761	(24,752)	(16,061)

Other income (expense):
Net (loss) gain on asset sales and inventory impairment	(485)	(154)	(224)	(379)	136,978
Interest expense	(1,002)	(683)	(3)	–	–
Interest and other income	224	315	364	781	2,984

Total other (expense) income	(1,263)	(522)	137	402	139,962
Net (loss) income	$(33,261)	$(10,309)	$6,377	$(14,425)	$103,878

Earnings (loss) per common share
Basic
Class A	$(0.62)	$(0.25)	$0.15	$(0.37)	$2.50

Class B	$(0.35)	$0.02	$0.42	$(0.10)	$2.77

Diluted
Class A	$(0.62)	$(0.25)	$0.15	$(0.37)	$2.46

Class B	$(0.35)	$0.02	$0.42	$(0.10)	$2.73

Class B dividend declared, per share	$0.27	$0.27	$0.27	$0.27	$0.27

	At December 31,
	2012	2011	2010	2009	2008
(In thousands)
Balance sheet data:
Cash and cash equivalents	$2,095	$10,284	$21,060	$104,230	$150,768
Certificates of deposit	230	1,335	2,349	15,675	20,782
Net property and equipment	591,090	399,865	303,880	142,078	125,261
Total assets	632,029	439,469	346,382	277,400	314,539
Current liabilities	96,492	74,576	30,097	8,868	35,475
Long-term liabilities	156,433	93,378	34,408	4,211	2,059
Total shareholders’ equity	$379,104	$271,515	$281,877	$264,321	$277,005

	Year Ended December 31,
	2012	2011	2010	2009	2008
(In thousands)
Other financial data:
Net cash provided by operating activities	$124,228	$61,868	$27,273	$1,791	$25,851
Net cash (used in) provided by investing activities	(306,916)	(160,088)	(147,334)	(49,415)	115,481
Oil and natural gas properties capital expenditures	(300,689)	(156,431)	(159,050)	(54,244)	(104,119)
Expenditures for other property and equipment	(7,332)	(4,671)	(1,610)	(307)	(3,012)
Net cash provided by financing activities	174,499	87,444	36,891	1,086	419
Adjusted EBITDA(1)	$115,923	$49,911	$23,635	$15,184	$18,411

(1)	Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “Non-GAAP Financial Measures” below.

Non-GAAP Financial Measures

We define Adjusted EBITDA as earnings before interest expense, income taxes, depletion, depreciation and amortization, accretion of asset retirement obligations, property impairments, unrealized derivative gains and losses, certain other non-cash items and non-cash stock-based compensation expense, including stock option and grant expense and restricted stock and restricted stock units expense and net gain or loss on asset sales and inventory impairment. Adjusted EBITDA is not a measure of net income (loss) or cash flows as determined by GAAP. Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies.

Management believes Adjusted EBITDA is necessary because it allows us to evaluate our operating performance and compare the results of operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) in calculating Adjusted EBITDA, because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which certain assets were acquired.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
(In thousands)
Unaudited Adjusted EBITDA reconciliation to Net Income (Loss):
Net (loss) income	$(33,261)	$(10,309)	$6,377	$(14,425)	$103,878
Interest expense	1,002	683	3	–	–
Total income tax (benefit) provision	(1,430)	(5,521)	3,521	(9,925)	20,023
Depletion, depreciation and amortization	80,454	31,754	15,596	10,743	12,127
Accretion of asset retirement obligations	256	209	155	137	92
Full-cost ceiling impairment	63,475	35,673	–	25,244	22,195
Unrealized loss (gain) on derivatives	4,802	(5,138)	(3,139)	2,375	(3,592)
Stock option and grant expense	(589)	2,362	824	622	605
Restricted stock and restricted stock units expense	729	44	74	34	60
Net loss (gain) on asset sales and inventory impairment	485	154	224	379	(136,977)

Adjusted EBITDA	$115,923	$49,911	$23,635	$15,184	$18,411

	Year Ended December 31,
	2012	2011	2010	2009	2008
(In thousands)
Unaudited Adjusted EBITDA reconciliation to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$124,228	$61,868	$27,273	$1,791	$25,851
Net change in operating assets and liabilities	(9,307)	(12,594)	(2,230)	15,717	(17,888)
Interest expense	1,002	683	3	–	–
Current income tax (benefit) provision	–	(46)	(1,411)	(2,324)	10,448

Adjusted EBITDA	$115,923	$49,911	$23,635	$15,184	$18,411

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Some of the key factors which could cause actual results to vary from our expectations include changes in oil or natural gas prices, the timing of planned capital expenditures, availability of acquisitions, availability under our Credit Agreement borrowing base, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, the proximity to and capacity of gathering, processing and transportation facilities, uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below and elsewhere in this Annual Report on Form 10-K, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are an independent energy company founded in July 2003 and engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States, with a particular emphasis on oil and natural gas shale plays and other unconventional resource plays. Our current operations are focused primarily on the oil and liquids rich portion of the Eagle Ford shale play in South Texas and in the Haynesville shale play in Northwest Louisiana. In 2012, more than 90% of our total capital expenditures of $334.6 million were directed to our operations in South Texas, primarily in the Eagle Ford shale, as we sought to transition to a more balanced commodity portfolio through the drilling of wells that were prospective for oil and liquids. For the year ended December 31, 2012, approximately 37% of our total production by volume (using a conversion ratio of one Bbl of oil per six Mcf of natural gas) and 79% of our total oil and natural gas revenues were attributable to oil production, primarily from the Eagle Ford shale. In 2013, we expect that approximately 82% of our estimated capital expenditures of $310.0 million will be directed to increasing our oil production and oil reserves in South Texas, primarily in the Eagle Ford shale play. Although we did not drill any operated Haynesville shale natural gas wells during 2012, we directed approximately 3% of our capital expenditures to the Haynesville play in 2012 to participate in several non-operated wells. In addition to these primary operating areas, we have a growing acreage position in Southeast New Mexico and West Texas where we plan to drill three exploratory wells to test the Wolfcamp and Bone Spring plays during 2013. We also have a large exploratory leasehold position in Southwest Wyoming and adjacent areas in Utah and Idaho where we are testing the Meade Peak shale.

On February 2, 2012, our common stock began trading on the NYSE under the symbol “MTDR.” On February 7, 2012, we completed our initial public offering of 14,883,334 shares of common stock at $12.00 per share (the “Initial Public Offering”). We sold 12,209,167 shares of common stock in this offering and certain selling shareholders sold 2,674,167 shares of common stock, including shares sold pursuant to the partial exercise of the underwriters’ over-allotment option on March 7, 2012. Prior to trading on the NYSE, there was no established public trading market for our common stock.

Our business success and financial results are dependent on many factors beyond our control, such as economic, political and regulatory developments, as well as competition from other sources of energy.

Commodity price volatility, in particular, is a significant risk factor for us. Commodity prices are affected by changes in market supply and demand, which is impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, oil and natural gas price differentials and other factors. Prices for oil, natural gas and natural gas liquids will affect the cash flows available to us for capital expenditures and our ability to borrow and raise additional capital. Declines in oil, natural gas or natural gas liquids prices would not only reduce our revenues, but could also reduce the amount of oil, natural gas and/or natural gas liquids that we can produce economically, and as a result, could have an adverse effect on our financial condition, results of operations, cash flows and reserves.

During 2012, natural gas prices declined to their lowest levels in many years, ranging from a low of approximately $1.91 per MMBtu in mid-April to a high of approximately $3.90 per MMBtu in late November, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. Natural gas prices had declined again since late November 2012, before increasing to $3.81 per MMBtu at March 14, 2013, based upon the NYMEX Henry Hub natural gas futures contract for the earliest delivery date. We would not expect to drill any operated natural gas wells in either our Haynesville or Cotton Valley properties until natural gas prices improve further from these levels or unless the costs to drill and complete these wells decline further from their recent levels or new technologies are developed that increase expected recoveries. See “Risk Factors — Our Identified Drilling Locations Are Scheduled out over Several Years, Making Them Susceptible to Uncertainties That Could Materially Alter the Occurrence or Timing of Their Drilling.”

In 2012, our operations were primarily focused on the exploration and development of our Eagle Ford shale properties in South Texas, as we continued to execute our strategy to significantly increase our oil production and oil reserves during 2012. During the year ended December 31, 2012, we completed and began producing oil and natural gas from 28 gross/24.5 net Eagle Ford shale wells, including 25 gross/23.7 net operated and 3 gross/0.8 net non-operated Eagle Ford shale wells. We also completed and began producing oil and natural gas from 2 gross/2.0 net wells in the upper Austin Chalk and the lower Austin Chalk/upper Eagle Ford, or “Chalkleford,” intervals in 2012. In addition, during 2012, we completed and began producing natural gas from 28 gross/1.1 net non-operated Haynesville shale wells. We also re-entered and drilled a horizontal lateral from the previously suspended Crawford Federal #1 vertical well in Southwest Wyoming; we plan to complete this well in the third quarter of 2013.

We had two contracted drilling rigs operating in South Texas throughout 2012 (except for a brief period near the end of the second quarter when we added a third rig to execute a two-well contract), and almost all of our operated drilling and completion activities were focused on the Eagle Ford shale. We did not drill any operated wells in the Haynesville shale play in Northwest Louisiana during 2012 as a result of the decline in natural gas prices compared to recent years. At March 14, 2013, we continued to have two contracted drilling rigs operating in South Texas: one in LaSalle County and one in DeWitt County.

Our average daily production for the year ended December 31, 2012 was approximately 9,000 BOE per day, including 3,317 Bbl of oil per day and 34.1 MMcf of natural gas per day, as compared to 7,049 BOE per day, including 422 Bbl of oil per day and 39.8 MMcf of natural gas per day for the year ended December 31, 2011. Our total oil production increased almost eight-fold to just over 1.2 million Bbl of oil during the year ended December 31, 2012, from approximately 154,000 Bbl of oil during the year ended December 31, 2011. This increased oil production is a direct result of our drilling operations in the Eagle Ford shale. Oil production comprised approximately 37% of our total production for the year ended December 31, 2012, as compared to only 6% of our total production for the year ended December 31, 2011.

During the three months ended December 31, 2012 specifically, our average daily production was 10,385 BOE per day, including 4,630 Bbl of oil per day and 34.5 MMcf of natural gas per day. This was an increase of almost 50% compared to our average daily production for the three months ended December 31, 2011 of 6,953 BOE per day, including 448 Bbl of oil per day and 39.0 MMcf of natural gas per day. Our total oil production increased ten-fold to 426,000 Bbl of oil during the three months ended December 31, 2012, as compared to total oil production of 41,000 Bbl of oil during the three months ended December 31, 2011. Our average daily production for the fourth quarter of 2012 was a sequential increase of 18% from the average daily production of 8,838 BOE per day, including 3,291 Bbl of oil per day and 33.3 MMcf of natural gas per day, achieved during the third quarter of 2012. For the three months ended December 31, 2012, our oil production grew 41% sequentially, as compared to the three months ended September 30, 2012.

At December 31, 2012, our estimated total proved reserves were 23.8 million BOE, including 10.5 million Bbl of oil and 80.0 Bcf of natural gas (13.3 million BOE). At December 31, 2012, 58% of our total proved reserves were proved developed reserves compared to 34% at December 31, 2011. At December 31, 2012, 44% of our total proved reserves were oil and 56% of our total proved reserves were natural gas, as compared to 12% oil and 88% natural gas at December 31, 2011. Our proved oil reserves grew 176% (almost three-fold) from 3.8 million Bbl at December 31, 2011 to 10.5 million Bbl at December 31, 2012. This growth in oil reserves was attributable to our drilling program in the Eagle Ford shale during 2012. Our proved natural gas reserves declined to 80.0 Bcf at December 31, 2012 from 170.4 Bcf at December 31, 2011. As a result of substantially lower natural gas prices in 2012, we removed 97.8 Bcf (16.3 million BOE) of previously classified proved undeveloped natural gas reserves in the Haynesville shale in Northwest Louisiana from our total proved reserves at June 30, 2012, and these proved undeveloped reserves were likewise not included in our estimated total proved reserves at December 31, 2012. As long as the leasehold acreage associated with these previously classified proved undeveloped natural gas reserves is held by production from existing Haynesville wells, however, these natural gas volumes remain available to be developed by us or the operator at a future time should natural gas prices improve, drilling and completion costs decline or new technologies be developed that increase expected recoveries.

The PV-10 of our estimated total proved reserves was $423.2 million at December 31, 2012 compared to a PV-10 of $248.7 million at December 31, 2011, an increase of 70% despite lower commodity prices used to estimate PV-10 in 2012 compared to 2011. The PV-10 at December 31, 2012 was determined using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices for 2012 of $91.21 per barrel and $2.757 per MMBtu, respectively, adjusted by lease for quality, energy content, regional price differentials and other expenses as needed compared to average oil and natural gas prices of $92.71 per barrel and $4.118 per MMBtu, respectively, adjusted as further described above, used to determine PV-10 at December 31, 2011. The Standardized Measure of estimated future net cash flows from our total proved reserves, including estimated future income tax expenses, was $394.6 million at December 31, 2012 and $215.5 million at December 31, 2011, respectively. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see “Business — Estimated Proved Reserves.”

For the year ended December 31, 2012, our oil and natural gas revenues were approximately $156.0 million, or an increase of about 133%, as compared to approximately $67.0 million for the year ended December 31, 2011. Our oil revenues increased over eight-fold to approximately $123.7 million for the year ended December 31, 2012, as compared to $14.5 million for the year ended December 31, 2011. Our total realized revenues for 2012, including realized gain on derivatives, were approximately $170.0 million, or an increase of about 129%, as compared to $74.1 million for 2011. For the year ended December 31, 2012, our Adjusted EBITDA was approximately $115.9 million, or an increase of about 132%, as compared to an

Adjusted EBITDA of approximately $49.9 million for the year ended December 31, 2011. For a reconciliation of Adjusted EBITDA to net income (loss) and net cash provided by operating activities, see “Selected Financial Data — Non-GAAP Financial Measures.”

We currently intend to allocate approximately 82% of our 2013 capital expenditure budget to the exploration, development and acquisition of additional interests in South Texas, primarily in the Eagle Ford shale play. We also plan to allocate about 16% of our 2013 capital expenditure budget to the exploration and acquisition of additional interests in the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. As a result of these anticipated capital expenditures in South Texas and in Southeast New Mexico and West Texas, we plan to dedicate approximately 98% of our 2013 anticipated capital expenditure budget to opportunities prospective for oil and liquids production. While we have budgeted capital expenditures of approximately $310.0 million for 2013, the aggregate amount we will expend may fluctuate materially based on market conditions, the actual costs to drill scheduled wells, our drilling results and our ability to obtain additional capital. Since approximately 84% of our Eagle Ford acreage was either held by production or not burdened by lease expirations before 2014, 79% of our Wolfcamp and Bone Spring acreage was either held by production or not burdened by lease expirations before 2014 and almost all of our Haynesville acreage was held by production at December 31, 2012, we possess the financial flexibility to allocate our capital when and where we believe it is economical and justified.

As we continue to explore and develop our leasehold positions in the Eagle Ford shale in South Texas and as we begin to explore and develop our leasehold positions in the Wolfcamp and Bone Spring plays in Southeast New Mexico and West Texas, we may face various challenges in establishing operations in new areas, including securing the necessary services to drill and complete wells and securing the necessary facilities to gather, process, transport and market the oil and natural gas that we produce. We may also incur higher than anticipated costs associated with establishing new operating infrastructure on our leases throughout the area. We believe that we have successfully secured the necessary drilling and completion services for our current Eagle Ford operations. We did not experience difficulties in securing completion, and in particular hydraulic fracturing, services for our newly drilled wells during the year ended December 31, 2012, although we experienced these problems at various times during 2011 in South Texas and may have such difficulties again in the future. We believe that maintaining reliable and timely drilling and completion services and reducing drilling and completion costs will be essential to the successful development and profitability of the Eagle Ford shale play, as well as the Wolfcamp and Bone Spring plays in Southeast New Mexico and West Texas. See “Risk Factors — The Unavailability or High Cost of Drilling Rigs, Completion Equipment and Services, Supplies and Personnel, Including Hydraulic Fracturing Equipment and Personnel, Could Adversely Affect Our Ability to Establish and Execute Exploration and Development Plans within Budget and on a Timely Basis, Which Could Have a Material Adverse Effect on Our Financial Condition, Results of Operations and Cash Flows.”

We did experience temporary pipeline and natural gas processing interruptions from time to time during the year ended December 31, 2012 associated with natural gas production from our Eagle Ford shale wells. To alleviate most of the interruptions and processing capacity constraints we experienced during 2012, effective September 1, 2012, we entered into a firm five-year natural gas processing and transportation agreement whereby we committed to transport the anticipated natural gas production from a significant portion of our Eagle Ford acreage in South Texas through the counterparty’s system for processing at the counterparty’s facilities. The agreement also includes firm transportation of the natural gas liquids extracted at the counterparty’s processing plant downstream for fractionation. No assurance can be made that this agreement will alleviate these issues completely, and if we were required to shut in our production for long periods of time due to pipeline interruptions or lack of processing facilities or capacity of these facilities, it would have a material adverse effect on our business, financial condition, results of operations and cash flows. We may experience similar interruptions and processing capacity constraints as we begin to explore and develop our Wolfcamp and Bone Spring plays in Southeast New Mexico and West Texas in 2013. See “Risk Factors — The Marketability of Our Production Is Dependent Upon Oil and Natural Gas Gathering, Processing and Transportation Facilities Owned and Operated by Third Parties, and the Unavailability of Satisfactory Oil and Natural Gas Gathering, Processing and Transportation Arrangements Would Have a Material Adverse Effect on Our Revenue.”

Revenues

Our revenues are derived primarily from the sale of oil, natural gas and natural gas liquids production. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in oil, natural gas or natural gas liquids prices.

Realized gain on derivatives. We use commodity derivative financial instruments to mitigate our exposure to fluctuations in oil, natural gas and natural gas liquids prices. This revenue item includes the net realized cash gains and losses associated with the settlement of these derivative financial instruments for a given reporting period.

Unrealized gain (loss) on derivatives. We use commodity derivative financial instruments to mitigate our exposure to fluctuations in oil, natural gas and natural gas liquids prices. This revenue item recognizes the non-cash change in the fair value of our open derivative contracts between reporting periods.

The following table summarizes our revenues and production data for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Operating Results:
Revenues (in thousands):
Oil	$123,654	$14,457	$2,507
Natural gas	32,344	52,543	31,535

Total oil and natural gas revenues	155,998	67,000	34,042
Realized gain on derivatives	13,960	7,106	5,299
Unrealized (loss) gain on derivatives	(4,802)	5,138	3,139

Total revenues	$165,156	$79,244	$42,480
Net Production Volumes:
Oil (MBbl)	1,214	154	33
Natural gas (Bcf)	12.5	14.5	8.4
Total oil equivalent (MBOE)(1)	3,294	2,573	1,433
Average daily production (BOE/d)(1)	9,000	7,049	3,926
Average Sales Prices:
Oil, with realized derivatives (per Bbl)	$103.55	$93.80	$76.39
Oil, without realized derivatives (per Bbl)	$101.86	$93.80	$76.39
Natural gas, with realized derivatives (per Mcf)	$3.55	$4.11	$4.38
Natural gas, without realized derivatives (per Mcf)	$2.59	$3.62	$3.75

(1)	Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

Year Ended December 31, 2012 as Compared to Year Ended December 31, 2011

Oil and natural gas revenues. Our oil and natural gas revenues increased by $89.0 million to $156.0 million, or an increase of about 133%, for the year ended December 31, 2012, as compared to the year ended

December 31, 2011. This increase in oil and natural gas revenues reflects an increase in our oil revenues of $109.2 million and a decrease in our natural gas revenues of $20.2 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Our oil revenues increased over eight-fold to $123.7 million for the year ended December 31, 2012, as compared to $14.5 million for the year ended December 31, 2011. Our oil production also increased almost eight-fold to just over 1.2 million Bbl of oil, or about 3,317 Bbl of oil per day, from approximately 154,000 Bbl of oil, or about 422 Bbl of oil per day, during the comparable periods due to our drilling operations in the Eagle Ford shale. A portion of this increase in oil revenue also reflects a higher weighted average oil price of $101.86 per Bbl realized during the year ended December 31, 2012, as compared to a weighted average oil price of $93.80 per Bbl realized during the year ended December 31, 2011. The decrease in our natural gas revenues reflects a decline in our natural gas production by about 14% to approximately 12.5 Bcf for the year ended December 31, 2012, as compared to approximately 14.5 Bcf for the year ended December 31, 2011. This decline in natural gas production is due to several factors, including (i) the natural decline in natural gas production primarily from our existing Haynesville shale and Cotton Valley wells in Northwest Louisiana and East Texas, coupled with our decision not to drill any operated Haynesville shale or Cotton Valley wells in 2012, (ii) the voluntary curtailment by the operators of natural gas production from some of our non-operated Haynesville shale wells in Northwest Louisiana at various times during 2012 and (iii) delays in natural gas production from our newly completed Eagle Ford shale wells in South Texas as a result of natural gas pipeline and production facility constraints. This decrease in natural gas revenues also results from a significantly lower weighted average natural gas price of $2.59 per Mcf realized during the year ended December 31, 2012, as compared to a weighted average natural gas price of $3.62 per Mcf realized during the year ended December 31, 2011.

Realized gain on derivatives. Our realized gain on derivatives increased by approximately $6.9 million to $14.0 million for the year ended December 31, 2012 from $7.1 million for the year ended December 31, 2011. For the year ended December 31, 2012, we realized a gain of approximately $11.9 million on our open natural gas derivative contracts and a gain of approximately $2.1 million on our open oil derivative contracts. As a result of declining natural gas prices between the comparable periods, we realized an average gain of approximately $1.45 per MMBtu hedged on all of our open natural gas costless collar contracts during the year ended December 31, 2012, as compared to $1.03 per MMBtu hedged on all of our open natural gas costless collar contracts during the year ended December 31, 2011. Our total natural gas volumes hedged for the year ended December 31, 2012 were also approximately 19% higher than the total natural gas volumes hedged for the year ended December 31, 2011. We realized an average gain of $1.74 per Bbl hedged on all of our open oil contracts during the year ended December 31, 2012. We had no open oil or NGL derivative contracts during the year ended December 31, 2011.

Unrealized gain (loss) on derivatives. Our unrealized loss on derivatives was approximately $4.8 million for the year ended December 31, 2012, as compared to an unrealized gain of $5.1 million for the year ended December 31, 2011. During the period from December 31, 2011 to December 31, 2012, the net fair value of our open oil, natural gas and natural gas liquids derivative contracts decreased from approximately $9.3 million to approximately $4.5 million, resulting in an unrealized loss on derivatives of approximately $4.8 million for the year ended December 31, 2012. During the year ended December 31, 2012, the net fair value of our open natural gas costless collar contracts decreased by $8.7 million due primarily to the gains realized on these contracts during 2012. The net fair value of our open oil derivative contracts increased $3.7 million during the year ended December 31, 2012 as a result of a decrease in oil prices at December 31, 2012 compared to December 31, 2011 and also as a result of two additional oil derivatives contracts we entered into during 2012. During the year ended December 31, 2012, we also entered into various NGL swap contracts which had a net fair value of approximately $0.2 million at December 31, 2012. We had no open NGL swap contracts during the year ended December 31, 2011.

Year Ended December 31, 2011 as Compared to Year Ended December 31, 2010

Oil and natural gas revenues. Our oil and natural gas revenues increased by $33.0 million to $67.0 million, or an increase of about 97%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. This increase in oil and natural gas revenues corresponds with an increase of about 79% in our oil and natural gas production to 2.6 million BOE for the year ended December 31, 2011 from 1.4 million BOE for the year ended December 31, 2010. This increased production was almost entirely due to drilling operations in the Eagle Ford and Haynesville shales. A portion of the increase in oil and natural gas revenues reflects the approximate five-fold increase in our oil production for the year ended December 31, 2011 as compared to the year ended December 31, 2010, as well as a higher average oil price of $93.80 per Bbl realized during 2011, as compared to an average oil price of $76.39 per Bbl realized during 2010.

Realized gain on derivatives. Our realized gain on derivatives increased by approximately $1.8 million to $7.1 million for the year ended December 31, 2011 from $5.3 million for the year ended December 31, 2010. The realized gain from our open natural gas costless collar contracts increased primarily as a result of the decline in natural gas prices during the comparable periods. We realized approximately $1.03 per MMBtu hedged on all of our open natural gas costless collar contracts during the year ended December 31, 2011 as compared to $0.89 per MMBtu hedged on all of our open natural gas costless collar contracts during the year ended December 31, 2010. Our total natural gas volumes hedged for the year ended December 31, 2011 were also approximately 16% higher than the total natural gas volumes hedged for 2010.

Unrealized gain (loss) on derivatives. Our unrealized gain on derivatives was approximately $5.1 million for the year ended December 31, 2011, as compared to an unrealized gain of $3.1 million for the year ended December 31, 2010. During the period from December 31, 2010 to December 31, 2011, the net fair value of our open natural gas costless collar contracts increased by approximately $5.7 million, due primarily to a decrease in natural gas prices during 2011, as compared to 2010, as well as to an increase in the total number of our open natural gas costless collar contracts at December 31, 2011, as compared to December 31, 2010. The net fair value of our open oil derivative contracts decreased by approximately $0.6 million during the year ended December 31, 2011.

Expenses

Production taxes and marketing. Production taxes are paid on produced oil, natural gas and natural gas liquids based on a percentage of revenues from products sold at market prices (not hedged prices) or at fixed rates established by federal, state or local taxing authorities. We attempt to take advantage of all credits and exemptions in our various taxing jurisdictions. In general, the production taxes we pay tend to correlate to the changes in our oil and natural gas revenues. Marketing expenses are fees charged by the purchasers of the oil and natural gas we produce and sell and principally include compression, processing, transportation and marketing fees.

Lease operating expenses. Lease operating expenses are the daily costs incurred to produce oil, natural gas and natural gas liquids, as well as the daily costs incurred to maintain our producing properties. Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and occasional workover expenses related to our oil and natural gas properties.

Depletion, depreciation and amortization. Depletion, depreciation and amortization includes the systematic expensing of the capitalized costs incurred in the acquisition, exploration and development of oil and natural gas. We use the full-cost method of accounting and, accordingly, we capitalize all costs associated with the acquisition, exploration and development of oil and natural gas properties, including unproved and unevaluated property costs. Internal costs are capitalized only to the extent they are directly related to acquisition, exploration or development activities and do not include any costs related to production, selling or general corporate administrative activities. Capitalized costs of oil and natural gas properties are amortized using the unit-of-production method based upon production and estimates of proved oil and natural gas reserves quantities. Unproved and unevaluated property costs are excluded from the amortization base used to determine depletion, depreciation and amortization.

Accretion of asset retirement obligations. Asset retirement obligations relate to the future costs associated with plugging and abandonment of oil and natural gas wells, removal of equipment and facilities from leased acreage and returning such land to its original condition. We recognize the fair value of an asset retirement obligation in the period it is incurred if a reasonable estimate of fair value can be made. The asset retirement obligation is recorded as a liability at its estimated present value, with an offsetting increase recognized in oil and natural gas properties or support equipment and facilities on the balance sheet. Periodic accretion of the discounted value of the estimated liability is recorded as an expense in our consolidated statements of operations.

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

Interest expense. Interest expense includes interest paid to our lenders as a result of borrowings under our revolving Credit Agreement. We finance a portion of our working capital requirements, capital expenditures and acquisitions with borrowings under the Credit Agreement, and as a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. In addition, we include any amortization of deferred financing costs (including origination, borrowing base increase and amendment fees), commitment or facility fees and annual agency fees as interest expense and in our interest rate calculations and related disclosures.

Interest and other income. Interest income includes interest earned periodically on the cash and cash equivalents we hold in money market accounts composed of U.S. Treasury securities offering daily liquidity and the interest earned periodically on our certificates of deposit. Other income includes income we receive for providing salt water disposal and natural gas transportation services to other working interest participants in wells that we operate.

Total income tax provision (benefit). Total income tax provision (benefit) includes the net current and deferred portions of our estimated income tax liabilities. We file a U.S. federal income tax return and state tax returns in those states where we conduct oil and natural gas operations. The current portion of our income tax provision (benefit) reflects actual income tax payments made or refunds received by us as a result of filing these income tax returns. The deferred portion of our income tax provision is the result of temporary timing differences between the financial statement carrying values and the tax bases of our assets and liabilities.

The following table summarizes our operating expenses and other income (expense) for the periods indicated. As a result of the increasing significance of our oil production, all per unit expenses are presented as per BOE as compared to per Mcfe in prior reporting periods.

	Year Ended December 31,
	2012	2011	2010
(In thousands, except expenses per BOE)
Expenses:
Production taxes and marketing	$11,672	$6,278	$1,982
Lease operating	28,184	7,244	5,284
Depletion, depreciation and amortization	80,454	31,754	15,596
Accretion of asset retirement obligations	256	209	155
Full-cost ceiling impairment	63,475	35,673	–
General and administrative	14,543	13,394	9,702

Total expenses	198,584	94,552	32,719
Operating (loss) income	(33,428)	(15,308)	9,761
Other (expense) income:
Net loss on asset sales and inventory impairment	(485)	(154)	(224)
Interest expense	(1,002)	(683)	(3)
Interest and other income	224	315	364

Total other (expense) income	(1,263)	(522)	137
(Loss) income before income taxes	(34,691)	(15,830)	9,898
Total income tax (benefit) provision	(1,430)	(5,521)	3,521
Net (loss) income	$(33,261)	$(10,309)	$6,377
Expenses per BOE:
Production taxes and marketing	$3.54	$2.44	$1.38
Lease operating	$8.56	$2.82	$3.69
Depletion, depreciation and amortization	$24.43	$12.34	$10.89
General and administrative	$4.42	$5.21	$6.77

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Production taxes and marketing. Our production taxes and marketing expenses increased by $5.4 million to $11.7 million, or an increase of approximately 86%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase in our production taxes and marketing expenses primarily reflects the increase in our total oil and natural gas revenues by 133% for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The majority of this increase was attributable to increased production taxes associated with the large increase in our oil production during 2012 resulting from our drilling operations in the Eagle Ford shale in South Texas. Our total production was comprised of approximately 37% oil and 63% natural gas during the year ended December 31, 2012, as compared to approximately 6% oil and 94% natural gas during the year ended December 31, 2011. On a unit-of-production basis, our production taxes and marketing expenses increased by 45% to $3.54 per BOE for the year ended December 31, 2012, as compared to $2.44 per BOE for the year ended December 31, 2011.

Lease operating expenses. Our lease operating expenses increased by $20.9 million to $28.2 million, or an increase of about 289%, for the year ended December 31, 2012, as compared to the year ended

December 31, 2011. Our total oil and natural gas production increased by about 28% to approximately 3.3 million BOE for the year ended December 31, 2012 from approximately 2.6 million BOE for the year ended December 31, 2011, but our oil production increased almost eight-fold to just over 1.2 million Bbl from approximately 154,000 Bbl during the respective period. The increase in lease operating expenses was primarily attributable to the increased costs associated with operating oil production resulting from drilling operations in the Eagle Ford shale in 2012, as compared to the lower lease operating expenses associated with operating primarily dry natural gas production from the Haynesville and Cotton Valley in 2011. In addition, oil production comprised 37% of our total production during the year ended December 31, 2012, as compared to only 6% for the year ended December 31, 2011, resulting in higher overall lease operating expenses during the year ended December 31, 2012. During the year ended December 31, 2012, we completed and initiated oil and natural gas production from 28 gross/24.5 net wells in the Eagle Ford shale (plus 2 gross/2.0 net Austin Chalk/“Chalkleford” wells), most of which were on properties where new production facilities were being installed or natural gas pipelines were awaiting completion. While these new facilities were being installed and tested, much of the oil and natural gas was produced through rental equipment monitored by 24-hour contract personnel, resulting in higher operating costs from these properties during the year ended December 31, 2012 than we anticipate going forward now that the permanent production facilities and natural gas pipeline connections on most of these properties are complete. Approximately one-third of our total lease operating expenses in 2012 were attributable to these extended flowback operations. As we continue to drill on new properties in the Eagle Ford shale and in Southeast New Mexico and West Texas throughout 2013, however, we also expect to produce new wells on these properties through similar rental test equipment until more permanent facilities can be constructed and installed. Our lease operating expenses per unit of production increased 204% to $8.56 per BOE for the year ended December 31, 2012, as compared to $2.82 per BOE for the year ended December 31, 2011.

Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased by $48.7 million to $80.5 million, or an increase of about 153%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased to $24.43 per BOE for the year ended December 31, 2012, as compared to $12.34 per BOE for the year ended December 31, 2011. This increase in our depletion, depreciation and amortization expenses was primarily attributable to the decrease in our total proved oil and natural gas reserves to 23.8 million BOE at December 31, 2012, as compared to 32.2 million BOE at December 31, 2011. As a result of substantially lower natural gas prices in 2012, we removed 97.8 Bcf (16.3 million BOE) of previously classified proved undeveloped natural gas reserves in the Haynesville shale in Northwest Louisiana from our total proved reserves at June 30, 2012, and these proved undeveloped reserves were likewise not included in our total proved reserves at December 31, 2012. The increase in depletion, depreciation and amortization expenses was also partially attributable to the increase of approximately 28% in our oil and natural gas production to approximately 3.3 million BOE for the year ended December 31, 2012, as compared to approximately 2.6 million BOE for the year ended December 31, 2011, as well as to the higher drilling and completion costs on a per BOE basis associated with oil reserves added in the Eagle Ford shale in South Texas as compared with our Haynesville shale natural gas assets in Northwest Louisiana.

Accretion of asset retirement obligations. Our accretion of asset retirement obligations expenses increased by approximately $47,000 to $256,000, or an increase of about 23%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase in the accretion of our asset retirement obligations was due primarily to the addition of new wells through our drilling of operated wells and our participation in the drilling of non-operated wells, although, on the whole, this item is an insignificant component of our overall expenses.

Full-cost ceiling impairment. At June 30, 2012, the net capitalized costs of our oil and natural gas properties less related deferred income taxes exceeded the full-cost ceiling by $21.3 million. As a result, we recorded an impairment charge of $33.2 million to the net capitalized costs of our oil and natural gas properties and a deferred income tax credit of $11.9 million. At September 30, 2012, the net capitalized costs of our oil and natural gas properties less related deferred income taxes exceeded the full-cost ceiling by $2.3 million. As a result, we recorded an impairment charge of $3.6 million to the net capitalized costs of our oil and natural gas properties and a deferred income tax credit of $1.3 million. At December 31, 2012, the net capitalized costs of our oil and natural gas properties less related deferred income taxes exceeded the full-cost ceiling by $17.3 million. As a result, we recorded an impairment charge of $26.7 million to the net capitalized costs of our oil and natural gas properties and a deferred income tax credit of $9.4 million. These full-cost ceiling impairment charges in 2012 were primarily attributable to declining natural gas prices throughout much of the year. As a result of substantially lower natural gas prices in 2012, we had downward revisions of our natural gas reserves totaling 103.4 Bcf (17.2 million BOE), including the removal of 97.8 Bcf (16.3 million BOE) of previously classified proved undeveloped natural gas reserves in the Haynesville shale in Northwest Louisiana from our total proved reserves at June 30, 2012. These impairment charges are reflected in our operating expenses for the year ended December 31, 2012. During the first quarter of 2011, the net capitalized costs of our oil and natural gas properties less related deferred income taxes exceeded the cost center ceiling by $23.0 million. As a result, we recorded an impairment charge of $35.7 million to the net capitalized costs of our oil and natural gas properties and a deferred income tax credit of $12.7 million, which is reflected in our operating expenses for the year ended December 31, 2011.

General and administrative. Our general and administrative expenses increased by $1.1 million to $14.5 million, or an increase of about 9%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Our general and administrative expenses decreased by 15% on a unit-of-production basis to $4.42 per BOE for the year ended December 31, 2012, as compared to $5.21 per BOE for the year ended December 31, 2011. The increase in our general and administrative expenses was attributable to increased compensation, accounting, legal and other administrative expenses, most of which was associated with becoming a public company in February 2012, partially offset by a net decrease in non-cash stock-based compensation expense of $2.3 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011.

Net gain (loss) on asset sales and inventory impairment. We incurred a loss on asset sales and inventory impairment of approximately $485,000 for the year ended December 31, 2012, as compared to a loss of $154,000 for the year ended December 31, 2011. The loss during 2012 was primarily related to the impairment of certain equipment held in inventory, mostly consisting of drilling rig parts. During the year ended December 31, 2011, the loss was primarily related to the sale of pipe and other equipment and the impairment of certain equipment held in inventory, mostly consisting of drilling rig parts.

Interest expense. For the year ended December 31, 2012, we incurred total interest expense of approximately $2.6 million. We capitalized approximately $1.6 million of our interest expense on certain qualifying projects for the year ended December 31, 2012 and expensed the remaining $1.0 million to operations. In February 2012, we repaid our borrowings then outstanding of $123.0 million under our Credit Agreement using a portion of the net proceeds received from our Initial Public Offering. From March 1 through December 31, 2012, we borrowed $150.0 million under our Credit Agreement to finance a portion of our working capital requirements and capital expenditures. Our total outstanding borrowings at December 31, 2012 were $150.0 million, and the effective interest rate on the borrowings was approximately 3.3%. At December 31, 2011, we had total borrowings of $113.0 million outstanding under our Credit Agreement, and we incurred total interest expense of approximately $2.0 million. We capitalized approximately $1.3 million of our interest expense on certain qualifying projects for the year ended December 31, 2011 and expensed the remaining $0.7 million to operations.

Interest and other income. Our interest and other income decreased by approximately $0.1 million to approximately $0.2 million, or a decrease of about 29%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The decrease in our interest and other income was due primarily to a decrease in the natural gas transportation income received from third parties during the year ended December 31, 2012, as compared to the year ended December 31, 2011. Our cash and certificates of deposit decreased to approximately $2.3 million at December 31, 2012 from approximately $11.6 million at December 31, 2011.

Total income tax provision (benefit). We recorded a total income tax benefit of approximately $1.4 million for the year ended December 31, 2012, as compared to a total income tax benefit of approximately $5.5 million for the year ended December 31, 2011. During the year ended December 31, 2012, the net capitalized costs of our oil and natural gas properties less related deferred income taxes exceeded the cost center ceiling by $40.9 million. We recorded an impairment charge of $63.5 million to the net capitalized costs of our oil and natural gas properties and a deferred income tax credit of $22.6 million. The increase in our deferred tax assets as a result of the impairment charges recorded during the year ended December 31, 2012 caused our deferred tax assets to exceed our deferred tax liabilities, resulting in the establishment of a valuation allowance of $10.3 million due to uncertainties regarding the future realization of our deferred tax assets. As a result, we recorded an income tax benefit of $1.4 million for the year ended December 31, 2012. The total income tax benefit for the year ended December 31, 2011 reflected deferred income taxes almost entirely, with the exception of a state of Louisiana income tax refund of approximately $46,000 recorded during this period. We had a net loss for the years ended December 31, 2012 and 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Production taxes and marketing. Our production taxes and marketing expenses increased by $4.3 million to $6.3 million, or an increase of approximately 217% for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase in our production taxes and marketing expenses reflects the increases in both our oil and natural gas production and revenues by 79% and 97%, respectively, during the year ended December 31, 2011, as compared to the year ended December 31, 2010. The majority of this increase was due to higher marketing, transportation and compression charges on portions of our non-operated Haynesville shale production in 2011 as compared to 2010. Some of this increase was also due to Haynesville shale wells completed in 2011, several of which were turned to sales or produced their first significant production volumes during 2011. Although we or outside operators applied for exemptions from initial production taxes on these Haynesville shale wells, some of these wells had not been approved for production tax exemptions at December 31, 2011. Thus, we paid or accrued for the associated production taxes on these wells during the year ended December 31, 2011, although these production taxes were refunded to us in future periods as expected. We adjusted our production taxes and marketing expenses accordingly during the future periods when these production tax exemptions were approved. The remainder of the increase in production taxes and marketing expenses for the year ended December 31, 2011 was due to production taxes paid on production from our initial Eagle Ford shale wells in South Texas.

Lease operating expenses. Our lease operating expenses increased by $2.0 million to $7.2 million, or an increase of about 37%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. During these respective periods, however, our oil and natural gas production increased 79% from 1.4 million BOE to 2.6 million BOE. As a result, our lease operating expenses per unit of production decreased by 23% to $2.82 per BOE for the year ended December 31, 2011, as compared to $3.69 per BOE for the year ended December 31, 2010. During the year ended December 31, 2011, both our total Haynesville shale production, as well as the percentage of our Haynesville production for which we were the operator, increased as compared to the year ended December 31, 2010. The per unit lease operating expenses associated with the Haynesville production were much less than those associated with our Cotton Valley natural gas production, primarily due to the greater salt water disposal costs associated with the Cotton Valley production and given the early stages of production then associated with many of these Haynesville wells.

Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased by $16.2 million to $31.8 million, or an increase of about 104%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase in our depletion, depreciation and amortization expenses was due primarily to an increase of approximately 79% in our oil and natural gas production from 1.4 million BOE to 2.6 million BOE during the respective time periods. Our depletion, depreciation and amortization expenses on a unit-of-production basis increased to $12.34 per BOE for the year ended December 31, 2011, or an increase of about 14%, from $10.89 per BOE for the year ended December 31, 2010. This per unit increase reflected increases in drilling and completion costs for wells drilled to the Haynesville shale during 2011, as well as higher drilling and completion costs on a per BOE basis associated with oil reserves added in the Eagle Ford shale in South Texas.

Accretion of asset retirement obligations. Our accretion of asset retirement obligations expenses increased by approximately $54,000 to approximately $209,000, or an increase of about 35%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase in the accretion of asset retirement obligations was due primarily to the addition of new wells through our drilling of operated wells and our participation in the drilling of non-operated wells, although, on the whole, this item is an insignificant component of our overall expenses.

Full-cost ceiling impairment. During the quarter ended March 31, 2011, the net capitalized costs of our oil and natural gas properties less related deferred income taxes exceeded the cost center ceiling by $23.0 million. As a result, we recorded an impairment charge of $35.7 million to the net capitalized costs of our oil and natural gas properties and a deferred income tax credit of $12.7 million, which is reflected in our expenses for the year ended December 31, 2011. No impairment to the net carrying value of our oil and natural gas properties on the balance sheet resulting from the full-cost ceiling limitation was recorded for the year ended December 31, 2010.

General and administrative. Our general and administrative expenses increased by $3.7 million to $13.4 million, or an increase of about 38%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase in our general and administrative expenses was due primarily to increased cash and non-cash compensation expenses and increased accounting expenses for the year ended December 31, 2011, as compared to the year ended December 31, 2010. We recorded approximately $2.4 million in non-cash compensation expense for the year ended December 31, 2011, as compared to approximately $0.9 million recorded for the year ended December 31, 2010. This increase was primarily due to a change in accounting method for valuing our outstanding stock options. We awarded no new stock options during 2011. As a result of our increased oil and natural gas production, however, our general and administrative expenses decreased by 27% on a unit-of-production basis to $5.21 per BOE for the year ended December 31, 2011, as compared to $6.77 per BOE for the year ended December 31, 2010.

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

Interest expense. For the year ended December 31, 2011, we incurred total interest expense of approximately $2.0 million. We capitalized approximately $1.3 million of our interest expense on certain qualifying projects for the year ended December 31, 2011 and expensed the remaining $0.7 million to operations. During the year ended December 31, 2011, we incurred incremental net borrowings of $88.0 million under our Credit Agreement to finance a portion of our working capital requirements and capital expenditures. Our total outstanding borrowings at December 31, 2011 were $113.0 million, and the interest rate on these borrowings was approximately 5.3% per annum. In early January 2012, we converted this $113.0 million base rate advance to a Eurodollar-based advance, which then bore interest at 3.5% per annum. In December 2010, we borrowed $25.0 million under our Credit Agreement to finance a portion of our working capital requirements and capital expenditures, which remained outstanding at December 31, 2010. We incurred interest expense of approximately $3,000 for the year ended December 31, 2010.

Interest and other income. Our interest and other income decreased by approximately $0.1 million to approximately $0.3 million, or a decrease of about 14%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The decrease in our interest and other income was due primarily to a decrease in the average balances of our cash and cash equivalents and certificates of deposit on which we received interest income between the two periods. Our cash and cash equivalents and certificates of deposit decreased to approximately $11.6 million at December 31, 2011 from approximately $23.4 million at December 31, 2010, as we used cash and incremental borrowings to acquire additional leasehold acreage in the Eagle Ford shale play in South Texas and in the core area of the Haynesville shale play in Northwest Louisiana and to fund our operated and non-operated drilling and completion activities in both areas.

Total income tax provision (benefit). We recorded a total income tax benefit of approximately $5.5 million for the year ended December 31, 2011, as compared to a total income tax provision of approximately $3.5 million for the year ended December 31, 2010. The total income tax benefit for the year ended December 31, 2011 reflected deferred income taxes almost entirely, with the exception of a state of Louisiana income tax refund of approximately $46,000 recorded during this period. We recorded a total income tax provision of approximately $3.5 million for the year ended December 31, 2010. The total income tax provision for the year ended December 31, 2010 included a deferred income tax provision of approximately $4.9 million and a current income tax benefit of approximately $1.4 million, which was attributable to a refund of U.S. federal income taxes received by us. For the year ended December 31, 2010, the deferred income tax provision was consistent with our income before income taxes, which included approximately $3.1 million in unrealized hedging gains. We had a net loss for the year ended December 31, 2011, and our effective tax rate for the year ended December 31, 2010 was 35.57%.

Liquidity and Capital Resources

Prior to the consummation of our Initial Public Offering on February 7, 2012, our primary sources of liquidity were capital contributions from private investors, our cash flows from operations, borrowings under our Credit Agreement and the proceeds from a significant sale of a portion of our assets in the Haynesville shale in 2008. Our primary use of capital has been, and will continue to be during 2013 and for the foreseeable future, for the acquisition, exploration and development of oil and natural gas properties. We continually evaluate potential capital sources, including equity and debt financings, additional borrowings and joint ventures, in order to meet our planned capital expenditures and liquidity requirements. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital and to continue to grow our operating cash flows.

At December 31, 2012, we had cash and certificates of deposit totaling approximately $2.3 million, the borrowing base under our Credit Agreement was $215.0 million and we had $150.0 million of outstanding long-term borrowings and approximately $1.1 million in outstanding letters of credit. These borrowings bore interest at an effective interest rate of approximately 3.3% per annum. From January 1 through March 14, 2013, we borrowed an additional $30.0 million under our Credit Agreement to finance a portion of our working capital requirements and capital expenditures. At March 14, 2013, we had $180.0 million of outstanding long-term borrowings and approximately $1.3 million in outstanding letters of credit.

On September 28, 2012, we entered into the third amended and restated Credit Agreement which increased the maximum facility amount to $500.0 million from $400.0 million and increased the borrowing base from $125.0 million to $200.0 million as a result of our lenders’ review of our proved oil and natural gas reserves at June 30, 2012. The borrowing base under the Credit Agreement is scheduled to be redetermined automatically on May 1 and November 1 by the lenders based primarily on the estimated value of our proved oil and natural gas reserves at June 30 and December 31 of each year. Both we and the lenders may each request an unscheduled redetermination of the borrowing base once between scheduled redetermination dates. During the fourth quarter of 2012, we requested one such unscheduled redetermination, and on December 20, 2012, the borrowing base was increased from $200.0 million to $215.0 million as a result of our lenders’ review of our proved oil and natural gas reserves at September 30, 2012. In addition, during the first quarter of 2013, our lenders completed their review of our proved oil and natural gas reserves at December 31, 2012, and as a result, on March 11, 2013, the borrowing base under our Credit Agreement was increased to $255.0 million. This most recent redetermination constitutes the regularly scheduled May 1 redetermination. We expect to request an unscheduled redetermination of our borrowing base between each scheduled redetermination date during 2013, which should result in approximately quarterly redeterminations of the borrowing base under our Credit Agreement throughout 2013. We expect additional increases to the borrowing base throughout 2013, primarily as a result of anticipated increases in our proved oil and natural gas reserves, and particularly our proved developed oil and natural gas reserves. As a result of this anticipated increase in borrowing capacity, together with our anticipated increases in oil production and related revenues, we expect to have sufficient cash flows from operations and future borrowing capacity under our Credit Agreement to fund our capital expenditure requirements for 2013. We use commodity derivative financial instruments to mitigate our exposure to fluctuations in oil, natural gas and natural gas liquids prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices. However, should our drilling activities be less successful than we anticipate or result in less growth in our proved oil and natural gas reserves or less cash flows than we anticipate in 2013, or should oil prices decline substantially, we may require additional sources of financing, including through potential joint ventures and potential issuances of equity or debt securities, which may not be available on terms reasonably acceptable to us or at all. To the extent such sources of financing are not available on terms reasonably acceptable to us, we may need to reduce our capital spending and rate of growth.

Although a majority of our anticipated increase in cash flows from operations during the year ending December 31, 2013, as compared to our cash flows from operations in prior periods, is expected to come from development activities on proved properties in the Eagle Ford shale play at December 31, 2012, these development activities may be less successful than we anticipate. Further, a portion of our anticipated increase in cash flows from operations during the year ending December 31, 2013 is expected to come from exploration activities on currently unproved properties in the Eagle Ford shale in South Texas and in the Wolfcamp and Bone Spring plays in Southeast New Mexico and West Texas, and these exploration activities may or may not be as successful as we anticipate. Additionally, any anticipated increases in our cash flows from operations are based upon current expectations of oil and natural gas prices for 2013 and the hedges we currently have in place. If our exploration and development activities result in less cash flows than anticipated, we may seek additional sources of capital, including through additional borrowings under our Credit Agreement, the sale of debt securities, the sale of assets or acreage or entering into one or more joint ventures, none of which may be available. In addition to future borrowings under our Credit Agreement, we may also seek to raise additional funds by selling shares of our common stock or securities convertible or exercisable into our common stock (including debt securities or other preferential securities) in the public markets or otherwise. It is likely that any such sales would dilute the ownership interest of our existing shareholders. There is no guarantee that we would be able to sell such debt or equity securities on terms acceptable to us. It is also possible that, to the extent we are not able to obtain additional sources of capital, we may modify our planned capital expenditure budget for 2013 accordingly or enter into one or more joint ventures or other alternative financings. Exploration and development activities are subject to a number of risks and uncertainties that could impact our ability to sufficiently increase our reserves, cash flows from operations and borrowing base under our Credit Agreement. See “Risk Factors — Our Exploration, Development and Exploitation Projects Require Substantial Capital Expenditures That May Exceed Our Cash Flows from Operations and Potential Borrowings, and We May Be Unable to Obtain Needed Capital on Satisfactory Terms, Which Could Adversely Affect Our Future Growth,” “Risk Factors — Drilling for and Producing Oil and Natural Gas Are Highly Speculative and Involve a High Degree of Risk, with Many Uncertainties That Could Adversely Affect Our Business” and “Risk Factors — Our Identified Drilling Locations Are Scheduled Out over Several Years, Making Them Susceptible to Uncertainties That Could Materially Alter the Occurrence or Timing of Their Drilling.”

Our cash flows for the years ended December 31, 2012, 2011 and 2010 are presented below:

	Year Ended December 31,
	2012	2011	2010
(In thousands)
Net cash provided by operating activities	$124,228	$61,868	$27,273
Net cash used in investing activities	(306,916)	(160,088)	(147,334)
Net cash provided by financing activities	174,499	87,444	36,891

Net change in cash and cash equivalents	$(8,189)	$(10,776)	$(83,170)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities increased by $62.3 million to $124.2 million for the year ended December 31, 2012, as compared to net cash provided by operating activities of $61.9 million for the year ended December 31, 2011. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased significantly to $114.9 million for the year ended December 31, 2012 from $49.3 million for the year ended December 31, 2011. This increase is primarily attributable to the almost eight-fold increase in our oil production to just over 1.2 million Bbl from approximately 154,000 Bbl during the respective periods. A portion of the increase in net cash provided by operating activities also reflects the higher weighted average oil price of $101.86 per Bbl realized during 2012, as compared to a weighted average oil price of $93.80 per Bbl realized during 2011. Changes in our operating assets and liabilities between December 31, 2011 and December 31, 2012 also resulted in a net decrease of approximately $3.3 million in net cash provided by operating activities for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Our accounts payable and accrued liabilities increased to approximately $87.3 million at December 31, 2012 from approximately $44.3 million at December 31, 2011 due to our increased operating activity in South Texas. Our accounts receivable increased to $29.5 million at December 31, 2012, as compared to $13.2 million at December 31, 2011, due primarily to the increase in our oil production and associated revenues.

Net cash provided by operating activities increased by $34.6 million to $61.9 million for the year ended December 31, 2011, as compared to net cash provided by operating activities of $27.3 million for the year ended December 31, 2010. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased significantly to $49.3 million for the year ended December 31, 2011 from $25.0 million for the year ended December 31, 2010. This increase reflects primarily the 79% increase in our oil and natural gas production to 2.6 million BOE from 1.4 million BOE between the respective periods. A portion of the increase in net cash provided by operating activities also reflects the approximate five-fold increase in our oil production for the year ended December 31, 2011, as compared to the year ended December 31, 2010, as well as a higher weighted average oil price of $93.80 per Bbl realized during 2011, as compared to a weighted average oil price of $76.39 per Bbl realized during 2010. Some of this increase in net cash provided by operating activities is also due to changes in our operating assets and liabilities totaling approximately $10.3 million between December 31, 2010 and December 31, 2011. Our accounts payable and accrued liabilities increased to approximately $44.3 million at December 31, 2011 from approximately $27.0 million at December 31, 2010 due to our increased operating activity in South Texas. Our accounts receivable increased to $13.2 million at December 31, 2011, as compared to $11.6 million at December 31, 2010, due primarily to the increase in our oil and natural gas production and associated revenues.

Our operating cash flows are sensitive to a number of variables, including changes in our production and volatility of oil and natural gas prices between reporting periods. Regional and worldwide economic activity, weather, infrastructure capacity to reach markets and other variable factors significantly impact the prices of oil and natural gas. These factors are beyond our control and are difficult to predict. We use commodity derivative financial instruments to mitigate our exposure to fluctuations in oil, natural gas and natural gas liquids prices. In addition, we attempt to avoid long-term service agreements in order to minimize ongoing future commitments. For additional information on the impact of changing prices on our financial position, see “Quantitative and Qualitative Disclosures About Market Risk” below. See also “Risk Factors — Our Success Is Dependent on the Prices of Oil and Natural Gas. Low Oil or Natural Gas Prices and the Substantial Volatility in These Prices May Adversely Affect Our Financial Condition and Our Ability to Meet Our Capital Expenditure Requirements and Financial Obligations.”

Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $146.8 million to $306.9 million for the year ended December 31, 2012 from $160.1 million for the year ended December 31, 2011. This increase in net cash used in investing activities reflected an increase of $144.3 million in our oil and natural gas properties capital expenditures for the year ended December 31, 2012, as compared to the year ended December 31, 2011, and an increase of approximately $2.7 million in expenditures for other property and equipment, which includes new pipeline infrastructure associated with our initial wells in the Eagle Ford shale.

Approximately 91% of our capital expenditures were allocated to drilling and completion operations and associated infrastructure and 9% to the acquisition of additional acreage for the year ended December 31, 2012, as compared to approximately 75% allocated to drilling and completion operations and associated infrastructure and 25% allocated to acquisition of additional acreage for the year ended December 31, 2011. Our oil and natural gas properties capital expenditures for the year ended December 31, 2012 were primarily due to expenditures associated with our operated drilling and completion activities and acreage acquisitions in the Eagle Ford shale, non-operated drilling and completion activities in the Eagle Ford and Haynesville shale plays and our acreage acquisitions in the Delaware Basin in West Texas.

Net cash used in investing activities increased by $12.8 million to $160.1 million for the year ended December 31, 2011 from $147.3 million for the year ended December 31, 2010. This increase in net cash used in investing activities reflected a decrease of $2.6 million in our oil and natural gas properties capital expenditures for the year ended December 31, 2011, as compared to the year ended December 31, 2010, offset by an increase of approximately $3.0 million in expenditures for other property and equipment, which included new pipeline infrastructure associated with our initial wells in the Eagle Ford shale. Although our capital expenditures were relatively flat year-over-year, approximately 75% of our capital expenditures were allocated to drilling and completion operations and associated infrastructure and 25% to the acquisition of additional acreage for the year ended December 31, 2011, as compared to approximately 43% allocated to drilling and completion operations and associated infrastructure and 57% allocated to acquisition of additional acreage for the year ended December 31, 2010. Our oil and natural gas properties capital expenditures for the year ended December 31, 2011 were primarily due to expenditures associated with our operated and non-operated drilling and completion activities in the Eagle Ford shale and Haynesville shale plays and our acquisition of acreage prospective for the Eagle Ford shale in DeWitt, Gonzales, Karnes and Wilson Counties, Texas.

Expenditures for the acquisition, exploration and development of oil and natural gas properties are the primary use of our capital resources. We anticipate investing approximately $310.0 million in capital for acquisition, exploration and development activities in 2013 as follows:

Amount (in millions)
Exploration, development drilling and completion costs	$260.0
Pipeline and infrastructure expenditures	25.0
Leasehold acquisition and 2-D and 3-D seismic data	25.0

Total	$310.0

For further information regarding our anticipated capital expenditure budget in 2013, see “Business — General.”

Our 2013 capital expenditures may be adjusted as business conditions warrant. The amount, timing and allocation of our capital expenditures is largely discretionary and within our control. If oil or natural gas prices decline or costs increase significantly, we could defer a significant portion of our anticipated capital expenditures until later periods to conserve cash or to focus on those projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling, completion and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in our exploration and development activities, contractual obligations and other factors both within and outside our control.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $174.5 million for the year ended December 31, 2012, as compared to net cash provided by financing activities of $87.4 million for the year ended December 31, 2011. The net cash provided by financing activities for the year ended December 31, 2012 was principally due to the total proceeds from the Initial Public Offering of $146.5 million and total incremental borrowings of $160.0 million under our Credit Agreement to fund a portion of our working capital requirements during the period, offset by the costs of the Initial Public Offering of $11.6 million incurred during the period and by the repayment of $123.0 million in borrowings during the period. We also received approximately $2.7 million from the exercise of stock options during the year ended December 31, 2012.

Net cash provided by financing activities was $87.4 million for the year ended December 31, 2011, as compared to net cash provided by financing activities of $36.9 million for the year ended December 31, 2010. The net cash provided by financing activities for the year ended December 31, 2011 was due almost entirely to additional borrowings of $88.0 million under our Credit Agreement to fund a portion of our working capital requirements as well as our acquisition of acreage prospective for the Eagle Ford shale play in DeWitt, Gonzales, Karnes and Wilson Counties, Texas. In January 2011, we sold 53,772 shares of our Class A common stock in a private placement and received net proceeds of approximately $0.6 million. During 2011, we also received proceeds from the exercise of stock options totaling approximately $0.8 million. For the year ended December 31, 2011, we also incurred cash expenditures related to preparation for our Initial Public Offering of approximately $1.7 million.

Net cash provided by financing activities was $36.9 million for the year ended December 31, 2010. For the year ended December 31, 2010, the most significant financing activities occurred in the fourth quarter of 2010. During that time, we sold approximately 1.9 million shares of our Class A common stock in a private placement and received net proceeds of approximately $21.0 million, and we borrowed $25.0 million under our Credit Agreement to fund a portion of our working capital requirements. In addition, in April 2010, we repurchased 1,000,000 shares of Class A common stock from five shareholders, all advised by Wellington Management Company, for a total of $9.0 million. We also received proceeds of approximately $2.0 million from the periodic exercise of stock options during the year ended December 31, 2010.

Credit Agreement

In December 2011, we entered into our second amended and restated senior secured revolving Credit Agreement for which Comerica Bank served as administrative agent. Among other things, this amendment increased the size of the facility and extended the term until December 2016. MRC Energy Company, a wholly-owned subsidiary of Matador Resources Company, was the borrower under the amended Credit Agreement. Borrowings were secured by mortgages on substantially all of our oil and natural gas properties and by the equity interests of all of MRC Energy Company’s wholly-owned subsidiaries, which were also guarantors. In addition, all obligations under the Credit Agreement were guaranteed by Matador Resources Company, the parent corporation. Various commodity hedging agreements with one of the lenders under the Credit Agreement (or an affiliate thereof) were also secured by the collateral of and guaranteed by the eligible subsidiaries of MRC Energy Company.

The amount of the borrowings under the second amended and restated Credit Agreement were limited to the lesser of $400.0 million or the borrowing base, which was determined by the lenders based primarily on the estimated value of our proved oil and natural gas reserves, but also on external factors, such as the lenders’ lending policies and the lenders’ estimates of future oil and natural gas prices, over which we have no control. At December 31, 2011, the borrowing base was $125.0 million and we had $113.0 million in outstanding borrowings under the Credit Agreement. In January 2012, we borrowed an additional $10.0 million to finance a portion of our working capital requirements, bringing the then-outstanding indebtedness under the Credit Agreement to $123.0 million. Following the completion of our Initial Public Offering, we used a portion of the net proceeds to repay the then-outstanding $123.0 million under our Credit Agreement in February 2012, at which time the borrowing base was reduced to $100.0 million. On February 28, 2012, the borrowing base was increased to $125.0 million pursuant to a special borrowing base redetermination made at our request. This borrowing base increase was determined by our lenders based upon, among other items, the increase in our proved oil and natural gas reserves at December 31, 2011.

On September 28, 2012, we entered into our third amended and restated senior secured revolving Credit Agreement, which matures in December 2016. Among other things, this amendment increased the maximum facility amount from $400.0 million to $500.0 million, increased the borrowing base from $125.0 million to $200.0 million and named RBC as administrative agent. In addition, the amendment provided for a conforming borrowing base of $165 million. The borrowing base will automatically be reduced to the conforming borrowing base on the earlier of (i) December 31, 2013 or (ii) the closing of a secondary public offering of equity interests that results in net cash proceeds to us in an amount greater than or equal to $25.0 million. MRC Energy Company is the borrower under the Credit Agreement. Borrowings are secured by mortgages on substantially all of our oil and natural gas properties and by the equity interests of all of MRC Energy Company’s wholly-owned subsidiaries, which are also guarantors. In addition, all obligations under the Credit Agreement are guaranteed by Matador Resources Company, the parent corporation. Various commodity hedging agreements with certain of the lenders under the Credit Agreement (or affiliates thereof) are also secured by the collateral of and guaranteed by the eligible subsidiaries of MRC Energy Company.

The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of our proved oil and natural gas reserves at June 30 and December 31 of each year. Both we and the lenders may request an unscheduled redetermination of the borrowing base once each between scheduled redetermination dates. During the fourth quarter of 2012, we requested one such unscheduled redetermination, and on December 20, 2012, the borrowing base was increased from $200.0 million to $215.0 million as a result of our lenders’ review of our proved oil and natural gas reserves at September 30, 2012. In connection with this borrowing base redetermination, the conforming borrowing base was increased to $180.0 million at December 20, 2012. In addition, during the first quarter of 2013, our lenders completed their review of our proved oil and natural gas reserves at December 31, 2012, and as a result, on March 11, 2013, the borrowing base was increased to $255.0 million and the conforming borrowing base was increased to $220.0 million. This most recent redetermination constitutes the regularly scheduled May 1 redetermination. In the event of a borrowing base increase, we are required to pay a fee to the lenders equal to a percentage of the amount of the increase, which will be determined based on market conditions at the time of the borrowing base increase. If the borrowing base were to be less than the outstanding borrowings under the Credit Agreement at any time, we would be required to provide additional collateral satisfactory in nature and value to the lenders to increase the borrowing base to an amount sufficient to cover such excess or to repay the deficit in equal installments over a period of six months.

Between March 1, 2012 and December 31, 2012, we borrowed $150.0 million under the Credit Agreement to finance a portion of our working capital requirements and capital expenditures. At December 31, 2012, we had $150.0 million in borrowings outstanding under the Credit Agreement, approximately $1.1 million in outstanding letters of credit issued pursuant to the Credit Agreement and approximately $63.9 million available for additional borrowings. At December 31, 2012, our outstanding borrowings bore interest at an effective interest rate of approximately 3.3% per annum.

We expect to access future borrowings under our Credit Agreement to fund a portion of our 2013 capital expenditure requirements in excess of amounts available from our operating cash flows. We also intend to seek additional redeterminations of our borrowing base as a result of, among other items, any increases to our proved oil and natural gas reserves, and particularly our proved developed oil and natural gas reserves, primarily attributable to our ongoing drilling operations in the Eagle Ford shale. From January 1 through March 14, 2013, we borrowed an additional $30.0 million under the Credit Agreement to finance a portion of our working capital requirements and capital expenditures. At March 14, 2013, we had $180.0 million in borrowings outstanding under the Credit Agreement, approximately $1.3 million in outstanding letters of credit issued pursuant to the Credit Agreement and approximately $73.7 million available for additional borrowings.

If we borrow funds as a base rate loan, such borrowings will bear interest at a rate equal to the higher of (i) the prime rate for such day or (ii) the Federal Funds Effective Rate on such day, plus 0.50% or (iii) the daily adjusting LIBOR rate plus 1.0% plus, in each case, an amount from 0.75% to 2.25% of such outstanding loan depending on the level of borrowings under the agreement. If we borrow funds as a Eurodollar loan, such borrowings will bear interest at a rate equal to (i) the quotient obtained by dividing (A) the LIBOR rate by (B) a percentage equal to 100% minus the maximum rate during such interest calculation period at which RBC is required to maintain reserves on Eurocurrency Liabilities (as defined in Regulation D of the Board of Governors of the Federal Reserve System) plus (ii) an amount from 1.75% to 3.25% of such outstanding loan depending on the level of borrowings under the Credit Agreement. The interest period for Eurodollar borrowings may be one, two, three or six months as designated by us. A commitment fee of 0.375% to 0.50%, depending on the unused availability under the Credit Agreement, is also paid quarterly in arrears. We include this commitment fee, any amortization of deferred financing costs (including origination, borrowing base increase and amendment fees) and annual agency fees as interest expense and in our interest rate calculations and related disclosures.

Key financial covenants under the third amended and restated Credit Agreement require us to maintain (1) a current ratio, which is defined as consolidated total current assets plus the unused availability under the Credit Agreement divided by consolidated total current liabilities, of 1.0 or greater measured at the end of each fiscal quarter beginning March 31, 2013 and (2) a debt to EBITDA ratio, which is defined as total debt outstanding divided by a rolling four quarter EBITDA calculation, of 4.0 or less. In connection with the March 11, 2013 borrowing base redetermination, the Credit Agreement was amended to delay first measurement of the current ratio until March 31, 2014.

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

At December 31, 2012, we believe that we were in compliance with the terms of our Credit Agreement.

Off-Balance Sheet Arrangements

At December 31, 2012, we did not have any off-balance sheet arrangements.

Obligations and Commitments

We had the following material contractual obligations and commitments at December 31, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Contractual Obligations:
Revolving credit borrowings, including letters of credit(1)	$151,100	$1,100	$–	$150,000	$–
Office lease	5,956	575	1,164	1,222	2,995
Drilling rig contracts(2)	5,119	5,119	–	–	–
Asset retirement obligations	5,770	660	374	467	4,269
Natural gas processing and transportation agreement.	16,703	5,985	7,723	2,995	–

Total contractual cash obligations	$184,648	$13,439	$9,261	$154,684	$7,264

(1)	At December 31, 2012, we had $150.0 million in revolving borrowings outstanding under our third amended and restated Credit Agreement and approximately $1.1 million in outstanding letters of credit issued pursuant to the Credit Agreement. These borrowings mature in December 2016. These amounts do not include estimated interest on the obligations, because our revolving borrowings had short-term interest periods, and we are unable to determine what our borrowing costs may be in future periods.

(2)	At December 31, 2012, we were party to two drilling rig contracts to explore and develop our Eagle Ford acreage in South Texas. The two rigs began drilling on our acreage in March 2012 and December 2012, respectively. The rig that began drilling in March 2012 is under contract for one year. This contract was renegotiated for an additional six-month term effective March 2013 (See “Note 18 – Subsequent Events” to the consolidated financial statements in this Annual Report on Form 10-K). The rig that began drilling in December 2012 is under contract for nine months. Should we elect to terminate one or both contracts and if the drilling contractor were unable to secure work for one or both rigs or if the drilling contractor were unable to secure work for one or both rigs at the same daily rates being charged to us prior to the end of their respective contract terms, we would incur termination obligations. Our maximum outstanding aggregate termination obligations under these contracts were approximately $5.1 million at December 31, 2012.

General Outlook and Trends

For the year ended December 31, 2012, oil prices ranged from a high of approximately $109.77 per Bbl in late February to a low of approximately $77.69 per Bbl in late June, based upon the NYMEX West Texas Intermediate oil futures contract price for the earliest delivery date. Oil prices remained near or above $100 per Bbl for much of the first four months of 2012, but began declining in early May and throughout the remainder of the second quarter. During the third and fourth quarters, oil prices rebounded somewhat, ranging from a low of $83.75 per Bbl in early July to a high of $99.00 per Bbl in mid-September, before declining somewhat to $91.82 per Bbl at December 31, 2012. We realized a weighted average oil price of $101.86 per Bbl ($103.55 per Bbl including realized gains from oil derivatives) for our oil production for the year ended December 31, 2012 as compared to $93.80 per Bbl for the year ended December 31, 2011. At March 14, 2013, the NYMEX West Texas Intermediate oil futures contract for the earliest delivery date closed at $93.03 per Bbl, as compared to $105.43 per Bbl at March 14, 2012.

For the year ended December 31, 2012, natural gas prices ranged from a low of approximately $1.91 per MMBtu in mid-April to a high of approximately $3.90 per MMBtu in late November, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. Natural gas prices declined during most of the first three to four months of 2012, reaching their lowest levels in many years, before increasing to $3.90 per MMBtu in late November. We realized a weighted average natural gas price of $2.59 per Mcf ($3.55 per Mcf including realized gains from natural gas derivatives) for our natural gas production for the year ended December 31, 2012, as compared to $3.62 per Mcf ($4.11 per Mcf including realized gains from natural gas derivatives) for the year ended December 31, 2011. Natural gas prices had declined since late November 2012, before increasing to $3.81 per MMBtu at March 14, 2013, based upon the NYMEX Henry Hub natural gas futures contract for the earliest delivery date, as compared to $2.28 per MMBtu at March 14, 2012.

The prices we receive for oil, natural gas and natural gas liquids heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital and future rate of growth. Oil, natural gas and natural gas liquids are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil, natural gas and natural gas liquids have been volatile and these markets will likely continue to be volatile in the future. Declines in oil, natural gas or natural gas liquids prices not only reduce our revenue, but could also reduce the amount of oil, natural gas and natural gas liquids we can produce economically. From time to time, we use derivative financial instruments to mitigate our exposure to commodity price risk associated with oil, natural gas and natural gas liquids prices. Even so, decisions as to whether and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and natural gas liquids prices, and we may not always employ the optimal hedging strategy. Should oil, natural gas or natural gas liquids prices decrease to economically unattractive levels and remain there for an extended period of time, we may elect to delay some of our exploration and development plans for our prospects, or cease exploration or development activities on certain prospects due to the anticipated unfavorable economics from such activities, each of which would have a material adverse effect on our business, financial condition, results of operations and reserves. This, in turn, may affect the liquidity that can be accessed through the borrowing base under our Credit Agreement and through the capital markets.

Like other oil and natural gas producing companies, our properties are subject to natural production declines. By their nature, our wells in the Eagle Ford shale and Austin Chalk in South Texas, the Haynesville shale and Cotton Valley in Northwest Louisiana and East Texas and the Wolfcamp and Bone Spring plays in Southeast New Mexico and West Texas will experience rapid initial production declines. We attempt to overcome these production declines by drilling to develop and identify additional reserves, by exploring for new sources of reserves and, at times, by acquisitions. During times of severe oil, natural gas and natural gas liquids price declines, however, we may find it necessary to reduce capital expenditures and curtail drilling operations in order to preserve liquidity. A material reduction in capital expenditures and drilling activities could materially impact our production volumes, revenues, reserves and cash flows.

We must focus our efforts on increasing oil and natural gas reserves and production while controlling costs at a level that is appropriate for long-term operations. Our ability to find and develop sufficient quantities of oil and natural gas reserves at economical costs is critical to our long-term success. Future finding and development costs are subject to changes in the costs of acquiring, drilling and completing our prospects.

Critical Accounting Policies and Estimates

We have outlined below certain accounting policies that are of particular importance to the presentation of our financial condition and results of operations and require the application of significant judgment or estimates by our management.

The preparation of financial statements requires us to make other estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses during each reporting period. We believe that our estimates and assumptions are reasonable and reliable, and believe that the actual results will not differ significantly from those reported; however, such estimates and assumptions are subject to a number of risks and uncertainties, and such risks and uncertainties could cause the actual results to differ materially from our estimates.

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

Other property and equipment are stated at cost. Computer equipment, furniture, software and other equipment are depreciated over their useful life (five to ten years) using the straight-line method. Support equipment and facilities include the pipelines and salt water disposal systems owned by Longwood Gathering and Disposal Systems, LP and are depreciated over a 30-year useful life using the straight-line, mid-month convention method. Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease.

Derivative Financial Instruments

From time to time, we use derivative financial instruments to mitigate our exposure to commodity price risk associated with oil, natural gas and natural gas liquids prices. These instruments consist of put and call options in the form of costless (or zero-cost) collars and swap contracts. Costless collars provide us with downside price protection through the purchase of a put option which is financed through the sale of a call option. Because the call proceeds are used to offset the cost of the put option, these arrangements are initially “costless” to us. In the case of a costless collar, the put option and the call option have different fixed price components. In a swap contract, a floating price is exchanged for a fixed price over a specified period, providing downside price protection. Our derivative financial instruments are recorded on the balance sheet as either an asset or a liability measured at fair value. We have elected not to apply hedge accounting for our existing derivative financial instruments, and as a result, we recognize the change in derivative fair value between reporting periods currently in our consolidated statement of operations. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. Realized gains and realized losses from the settlement of derivative financial instruments and unrealized gains and unrealized losses from valuation changes in the remaining unsettled derivative financial instruments are reported under “Revenues” in our consolidated statement of operations.

Revenue Recognition

We follow the sales method of accounting for our oil, natural gas and natural gas liquids revenue, whereby we recognize revenue, net of royalties, on all oil, natural gas and natural gas liquids sold to purchasers regardless of whether the sales are proportionate to our ownership in the property. Under this method, revenue is recognized at the time the oil, natural gas and natural gas liquids are produced and sold, and we accrue for revenue earned but not yet received.

Stock-based Compensation

We account for stock based compensation in accordance with ASC 718. During 2012, all stock option awards were granted under our 2012 Long-Term Stock and Incentive Plan and were equity instruments. We did not grant any stock option awards in 2011. Prior to 2011, all stock option awards were granted under our 2003 Stock and Incentive Plan, and since November 22, 2010, these awards have been accounted for as liability instruments. We used the fair value method to measure and recognize the liability associated with our outstanding liability-based stock options and to measure and recognize the equity associated with our equity-based stock options. Stock options typically vest over four years, and the associated compensation expense is recognized on a straight-line basis over the vesting period. Restricted stock and restricted stock units typically vest over a period of one to four years, and compensation expense is recognized on a straight line basis over the vesting period. As our shares were not publicly traded prior to February 2, 2012, we estimated the future volatility of our stock using the historical volatility of the common stock of a group of companies we consider to be a representative peer group. Management believes that these average historical volatility rates are currently the best available indicator of future volatility.

We have adopted the “simplified method” as outlined in Staff Accounting Bulletin Topic 14 for estimating the expected term of awards. The risk free interest rate is the rate for constant yield U.S. Treasury securities with a term to maturity that is consistent with the expected term of the award.

Assumptions are reviewed each time new equity based option awards are granted and quarterly for outstanding liability option awards. The assumptions used may be impacted by actual fluctuations in our stock price, movements in market interest rates and option terms. The use of different assumptions produces a different fair value for equity based option awards and outstanding liability based option awards and impacts the amount of stock compensation expense recognized in our consolidated statement of operations. We use the Black Scholes Merton model to determine the fair value of service-based option awards and the Monte Carlo method to determine the fair value of option awards that contain a market condition. The fair value of restricted stock and restricted stock unit awards are recognized based on the fair value of our stock on the date of the grant.

All 2012 stock option awards were granted as non-qualified options for which we will realize a tax benefit upon the exercise of the options. Historically, the majority of the stock option awards we granted were awarded as incentive stock options (“ISOs”) for which we were unable to realize a tax benefit upon the exercise of the options. We may grant future stock option awards as ISOs.

In 2012, we granted for the first time, restricted stock and restricted stock unit awards that contain a market condition. We refer to these awards as performance-based awards in Note 8 to our consolidated financial statements. Because these awards vest based on both a market condition and a service condition, the compensation expense for these awards will be recognized if the service condition is met, regardless of whether the market condition is met.

Prior to November 22, 2010, all of our then-outstanding stock options were classified as equity instruments, with the fair value of the awards measured on the date of grant and recognized over the vesting period, if any. On November 22, 2010, we changed our method of accounting for our then-outstanding stock options, reclassifying all then-outstanding stock options from equity to liability instruments. This change was made as a result of purchasing shares from certain of our employees to assist them in the exercise of then-outstanding options of our Class A common stock. At December 31, 2012, we continue to account for all stock options granted under our 2003 Stock and Incentive Plan as liability instruments.

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

We have evaluated all tax positions for which the statute of limitations remained open, and we believe that the material positions taken would more likely than not be sustained by examination. Therefore, at December 31, 2012, we had not established any reserves for, nor recorded any unrecognized tax benefits related to, uncertain tax positions. When necessary, we include interest assessed by taxing authorities in “Interest expense” and penalties related to income taxes in “Other expense” on our consolidated statement of operations.

Oil and Natural Gas Reserves Quantities and Standardized Measure of Future Net Revenue

Our engineers and technical staff prepare our estimates of oil and natural gas reserves and associated future net revenues. While the SEC rules allow us to disclose proved, probable and possible reserves, we have elected to present only proved reserves in this Annual Report on Form 10-K. The SEC’s rules define proved reserves as the quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. Our engineers and technical staff must make many subjective assumptions based on their professional judgment in developing reserves estimates. Reserves estimates are updated at least annually and consider recent production levels and other technical information about each well. Estimating oil and natural gas reserves is complex and is inexact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, petrophysical, engineering and production data. The extent, quality and reliability of both the data and the associated interpretations can vary. The process also requires certain economic assumptions, including, but not limited to, oil and natural gas prices, development expenditures, operating expenses, capital expenditures and taxes. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas will most likely vary from our estimates. Accordingly, reserves estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Any significant variance could materially and adversely affect our future reserves estimates, financial position, results of operations and cash flows. We cannot predict the amounts or timing of future reserves revisions. If such revisions are significant, they could significantly affect future amortization of capitalized costs and result in impairment of assets that may be material.

Recent Accounting Pronouncements

Balance Sheet. In January 2013, the FASB issued Accounting Standards Update, or ASU, 2013-01, Balance Sheet. The ASU clarifies the scope of ASU 2011-11 to limit the application of ASU 2011-11 to derivatives accounted for in accordance with Accounting Standards Codification, or ASC, 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The adoption of ASU 2013-01 is not expected to have a material effect on our consolidated financial statements, but may require certain additional disclosures.

Balance Sheet. In December 2011, the FASB issued ASU 2011-11, Balance Sheet. The requirements amend the disclosure requirements to offsetting in ASC 210-20-50. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting agreement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The adoption of ASU 2011-11 is not expected to have a material effect on our consolidated financial statements, but may require certain additional disclosures. The amendments in ASU 2011-11 are to be applied for annual reporting periods beginning on or after January 1, 2013 and are to be applied retrospectively for all reporting periods presented.

Fair Value. In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 amends ASC 820, Fair Value Measurements, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurements and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. We adopted ASU 2011-04 effective January 1, 2012; adoption did not have a material impact on our consolidated financial statements, but did require certain additional disclosures.

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

We use costless (or zero-cost) collars and/or swap contracts to manage risks related to changes in oil, natural gas and natural gas liquids prices. Costless collars provide us with downside price protection through the purchase of a put option which is financed through the sale of a call option. Because the call option proceeds are used to offset the cost of the put option, these arrangements are initially “costless” to us. In the case of a costless collar, the put option and the call option have different fixed price components. In a swap contract, a floating price is exchanged for a fixed price over a specified period, providing downside price protection.

We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At December 31, 2012, Comerica Bank and RBC (or affiliates thereof) were the counterparties for all of our derivative instruments. We have evaluated the credit standing of the counterparties in determining the fair value of our derivative financial instruments.

In November 2011, we began entering into various costless collar transactions for the first time to mitigate our exposure to fluctuations in oil prices, each with an established price floor and ceiling. For each calculation period, the specified price for determining the realized gain or loss to us pursuant to any of these oil hedging transactions is the arithmetic average of the settlement prices for the NYMEX West Texas Intermediate oil futures contract for the first nearby month corresponding to the calculation period’s calendar month. When the settlement price is below the price floor established by these collars, we receive from our counterparty an amount equal to the difference between the settlement price and the price floor multiplied by the contract oil volume. When the settlement price is above the price ceiling established by these collars, we pay our counterparty an amount equal to the difference between the settlement price and the price ceiling multiplied by the contract oil volume.

In November 2012, we also entered into various swap contracts to mitigate our exposure to fluctuations in oil prices on a portion of our future anticipated oil production, each with an established fixed price. For each calculation period, the specified price for determining the realized gain or loss to us pursuant to any of these oil hedging transactions is the arithmetic average of the settlement prices for the NYMEX West Texas Intermediate oil futures contract for the first nearby month corresponding to the calculation period’s calendar month. When the settlement price is below the fixed price established by these swaps, we receive from our counterparty an amount equal to the difference between the settlement price and the fixed price multiplied by the contract oil volume. When the settlement price is above the fixed price established by these swaps, we pay to our counterparty an amount equal to the difference between the settlement price and the fixed price multiplied by the contract oil volume.

The following table is a summary of our open oil costless collar contracts at December 31, 2012.

Commodity	Calculation Period	Notional Quantity (Bbl/month)	Price Floor ($/Bbl)	Price Ceiling ($/Bbl)	Fair Value of Asset (thousands)
Oil	01/01/2013 — 03/31/2013	20,000	90.00	110.00	$122
Oil	01/01/2013 — 12/31/2013	20,000	85.00	102.25	96
Oil	01/01/2013 — 12/31/2013	20,000	90.00	115.00	980
Oil	01/01/2013 — 12/31/2013	20,000	85.00	110.40	471
Oil	01/01/2013 — 12/31/2013	20,000	85.00	108.80	418
Oil	01/01/2013 — 06/30/2014	8,000	90.00	114.00	666
Oil	01/01/2013 — 06/30/2014	12,000	90.00	115.50	1,036

Total open oil costless collar contracts					$3,789

All of the above oil costless collar contracts will expire at varying times during 2013 and 2014.

The following table is a summary of our open oil price swap contracts at December 31, 2012.

Commodity	Calculation Period	Notional Quantity (Bbl/month)	Fixed Price ($/Bbl)	Fair Value of Liability (thousands)
Oil	01/01/2013 — 12/31/2013	10,000	90.20	$(362)
Oil	01/01/2013 — 12/31/2013	10,000	90.65	(308)

Total open oil swap contracts				$(670)

All of the above oil price swap contracts will expire at varying times during 2013.

At December 31, 2012, 2011 and 2010, we used costless collars to mitigate our exposure to fluctuations in natural gas prices, each with an established price floor and ceiling. For each calculation period, the specified price for determining the realized gain or loss to us pursuant to any of these transactions is the settlement price for the NYMEX Henry Hub natural gas futures contract for the delivery month corresponding to the calculation period’s calendar month for the last day of that contract period. When the settlement price is below the price floor established by these collars, we receive from our counterparty an amount equal to the difference between the settlement price and the price floor multiplied by the contract natural gas volume. When the settlement price is above the price ceiling established by these collars, we pay our counterparty an amount equal to the difference between the settlement price and the price ceiling multiplied by the contract natural gas volume.

The following is a summary of our open natural gas costless collar contracts at December 31, 2012.

Commodity	Calculation Period	Notional Quantity (MMBtu/month)	Price Floor ($/MMBtu)	Price Ceiling ($/MMBtu)	Fair Value of Asset (Liability) (thousands)
Natural Gas	01/01/2013 — 07/31/2013	150,000	4.50	5.75	$1,154
Natural Gas	01/01/2013 — 12/31/2013	100,000	3.00	3.83	(146)
Natural Gas	01/01/2013 — 12/31/2013	100,000	3.00	4.95	40
Natural Gas	01/01/2013 — 12/31/2013	100,000	3.00	4.96	41
Natural Gas	01/01/2014 — 12/31/2014	100,000	3.25	5.37	19
Natural Gas	01/01/2014 — 12/31/2014	100,000	3.25	5.42	27

Total open natural gas costless collar contracts					$1,135

All of the above natural gas costless collar contracts will expire at varying times during 2013 and 2014.

In August 2012, we began entering into various swap contracts to mitigate our exposure to fluctuations in NGL prices on a portion of our future anticipated NGL production, each with an established fixed price. For each calculation period, the settlement price for determining the realized gain or loss to us pursuant to any of these transactions is the arithmetic average of any current month for delivery on the nearby month futures contracts of the underlying commodity as stated on the “Mont Belvieu Spot Gas Liquids Prices: NON-TET prop” on the pricing date. When the settlement price is below the fixed price established by these swaps, we receive from our counterparty an amount equal to the difference between the settlement price and the fixed price multiplied by the contract NGL volume. When the settlement price is above the fixed price established by these swaps, we pay to our counterparty an amount equal to the difference between the settlement price and the fixed price multiplied by the contract NGL volume.

The following is a summary of our open natural gas liquids swap contracts at December 31, 2012.

Commodity	Calculation Period	Notional Quantity (Gal/month)	Fixed Price ($/Gal)	Fair Value of Asset (Liability) (thousands)
Purity Ethane	01/01/2013 — 12/31/2013	110,000	0.335	$106
Purity Ethane	01/01/2013 — 12/31/2013	110,000	0.355	133
Propane	01/01/2013 — 12/31/2013	53,000	0.953	13
Propane	01/01/2013 — 12/31/2013	53,000	1.001	43
Normal Butane	01/01/2013 — 12/31/2013	14,700	1.455	(29)
Normal Butane	01/01/2013 — 12/31/2013	14,700	1.560	(10)
Isobutane	01/01/2013 — 12/31/2013	7,000	1.515	(18)
Isobutane	01/01/2013 — 12/31/2013	7,000	1.625	(9)
Natural Gasoline	01/01/2013 — 12/31/2013	12,000	2.025	1
Natural Gasoline	01/01/2013 — 12/31/2013	12,000	2.085	3
Natural Gasoline	01/01/2013 — 12/31/2013	12,000	2.102	(8)

Total open NGL swap contracts				$225

All of the above NGL price swap contracts will expire at varying times during 2013.

Effect of Recent Derivatives Legislation

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which is intended to modernize and protect the integrity of the U.S. financial system. The Dodd-Frank Act, among other things, sets forth a framework for regulating certain derivative products including the commodity hedges of the type used by us, but many aspects of this law are subject to further rulemaking and will take effect over several years. As a result, it is difficult to anticipate the overall impact of the Dodd-Frank Act on our ability or willingness to continue entering into and maintaining such commodity hedges and the terms thereof. Based upon the limited assessments we are able to make with respect to the Dodd-Frank Act, there is the possibility that the Dodd-Frank Act could have a substantial and adverse impact on our ability to enter into and maintain these commodity hedges. In particular, the Dodd-Frank Act could result in the implementation of position limits and additional regulatory requirements on our derivative arrangements, which could include new margin, reporting and clearing requirements. In addition, this legislation could have a substantial impact on our counterparties and may increase the cost of our derivative arrangements in the future. See “Risk Factors — The Derivatives Legislation Adopted by Congress Could Have an Adverse Impact on Our Ability to Hedge Risks Associated with Our Business.”

Interest rate risk. We do not and have not used interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense on existing debt since we borrowed under our Credit Agreement for the first time in December 2010. At December 31, 2012 we had $150.0 million in revolving borrowings outstanding under our third amended and restated Credit Agreement at an interest rate of approximately 3.3% per annum. If we incur additional indebtedness in the future and at higher interest rates, we may use interest rate derivatives. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We have limited ability to control participation in our wells. We are also subject to credit risk due to concentration of our oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial position, results of operations and cash flows. In addition, our oil, natural gas and natural gas liquids derivative arrangements expose us to credit risk in the event of nonperformance by our counterparties.

While we do not require our customers to post collateral and we do not have a formal process in place to evaluate and assess the credit standing of our significant customers for oil and natural gas receivables and the counterparties on our derivative instruments, we do evaluate the credit standing of such counterparties as we deem appropriate under the circumstances. This evaluation may include reviewing a counterparty’s credit rating, latest financial information and, in the case of a customer with which we have receivables, its historical payment record, the financial ability of the customer’s parent company to make payment if the customer cannot and undertaking the due diligence necessary to determine credit terms and credit limits. The counterparties on our derivative instruments in place at March 14, 2013 were RBC, Comerica Bank and The Bank of Nova Scotia (or affiliates thereof) and we are likely to enter into any future derivative instruments with RBC, Comerica Bank, The Bank of Nova Scotia or other lenders (or affiliates thereof) party to the Credit Agreement.

Impact of Inflation. Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2012, 2011 and 2010. Although the impact of inflation has been generally insignificant in recent years, it is still a factor in the U.S. economy and we tend to specifically experience inflationary pressure on the cost of oilfield services and equipment with increases in oil and natural gas prices and with increases in drilling activity in our areas of operations, including the Eagle Ford shale and Haynesville shale plays. See “Business — General.” See also “Risk Factors — The Unavailability or High Cost of Drilling Rigs, Completion Equipment and Services, Supplies and Personnel, Including Hydraulic Fracturing Equipment and Personnel, Could Adversely Affect Our Ability to Establish and Execute Exploration and Development Plans within Budget and on a Timely Basis, Which Could Have a Material Adverse Effect on Our Financial Condition, Results of Operations and Cash Flows.”

Item 8.	Financial Statements and Supplementary Data.

Our financial statements appear at the end of this Annual Report on Form 10-K. See the index to the financial statements in Item 15.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in “Internal

Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on our controls over financial reporting as of December 31, 2012 as included herein.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Matador Resources Company

We have audited the internal control over financial reporting of Matador Resources Company (a Texas corporation) and subsidiaries (collectively the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those financial statements.

/s/    GRANT THORNTON LLP

Dallas, Texas

March 18, 2013

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the caption “Equity Compensation Plan Information” in Part II, Item 5, above, of this Annual Report on Form 10-K and is incorporated by reference herein. Other information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

1. Index to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2012 and 2011, Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010 and Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.

2. Exhibits: The exhibits required to be filed by this Item 15 are set forth in the Exhibit Index accompanying this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, by and among Matador Resources Company (now known as MRC Energy Company), Matador Holdco, Inc. (now known as Matador Resources Company) and Matador Merger Co., dated August 8, 2011 (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-1 filed on August 12, 2011).

3.1	Certificate of Merger between Matador Resources Company (now known as MRC Energy Company) and Matador Merger Co. (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1 filed on August 12, 2011).

3.2	Amended and Restated Certificate of Formation of Matador Resources Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 13, 2012).

3.3	Amended and Restated Bylaws of Matador Resources Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 13, 2012).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 filed on January 19, 2012).

10.1†	Employment Agreement between Matador Resources Company and Joseph Wm. Foran (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Registration Statement on Form S-1 filed on November 14, 2011).

10.2†	Employment Agreement between Matador Resources Company and David E. Lancaster (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-1 filed on November 14, 2011).

10.3†	Employment Agreement between Matador Resources Company and Matthew Hairford (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to our Registration Statement on Form S-1 filed on November 14, 2011).

10.4†	Employment Agreement between Matador Resources Company and Bradley M. Robinson (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to our Registration Statement on Form S-1 filed on November 14, 2011).

10.5†	Independent Contractor Agreement between Matador Resources Company and David F. Nicklin (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form S-1 filed on November 14, 2011).

10.6†	First Amendment to the Employment Agreement between Matador Resources Company and Joseph Wm. Foran (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to our Registration Statement on Form S-1 filed on November 14, 2011).

10.7†	First Amendment to the Employment Agreement between Matador Resources Company and David E. Lancaster (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to our Registration Statement on Form S-1 filed on November 14, 2011).

10.8†	First Amendment to the Employment Agreement between Matador Resources Company and Matthew Hairford (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to our Registration Statement on Form S-1 filed on November 14, 2011).

10.9†	First Amendment to the Employment Agreement between Matador Resources Company and Bradley M. Robinson (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to our Registration Statement on Form S-1 filed on November 14, 2011).

10.10†	Second Amendment to the Employment Agreement between Matador Resources Company and Joseph Wm. Foran (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to our Registration Statement on Form S-1 filed on December 30, 2011).

10.11†	Second Amendment to the Employment Agreement between Matador Resources Company and David E. Lancaster (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to our Registration Statement on Form S-1 filed on December 30, 2011).

10.12†	Second Amendment to the Employment Agreement between Matador Resources Company and Matthew Hairford (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to our Registration Statement on Form S-1 filed on December 30, 2011).

10.13†	Second Amendment to the Employment Agreement between Matador Resources Company and Bradley M. Robinson (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to our Registration Statement on Form S-1 filed on December 30, 2011).

10.14†	First Amendment to the Independent Contractor Agreement between Matador Resources Company and David F. Nicklin (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to our Registration Statement on Form S-1 filed on December 30, 2011).

10.15†	2012 Long-Term Incentive Plan of Matador Resources Company (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 filed on December 30, 2011).

10.16†	First Amendment to the Matador Resources Company 2012 Long-Term Incentive Plan dated April 16, 2012 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.17†	Second Amendment to the Matador Resources Company 2012 Long-Term Incentive Plan dated March 8, 2013 (filed herewith).

10.18†	Matador Resources Company Annual Incentive Plan for Management and Key Employees (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to our Registration Statement on Form S-1 filed on December 30, 2011).

10.19†	Matador Resources Company (now known as MRC Energy Company) 2003 Stock and Incentive Plan, dated October 23, 2003 (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to our Registration Statement on Form S-1 filed on November 14, 2011).

10.20†	First Amendment to Matador Resources Company (now known as MRC Energy Company) 2003 Stock and Incentive Plan, dated January 29, 2004 (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to our Registration Statement on Form S-1 filed on November 14, 2011).

10.21†	Second Amendment to Matador Resources Company (now known as MRC Energy Company) 2003 Stock and Incentive Plan, dated February 3, 2005 (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to our Registration Statement on Form S-1 filed on November 14, 2011).

10.22†	Third Amendment to Matador Resources Company (now known as MRC Energy Company) 2003 Stock and Incentive Plan, dated February 1, 2006 (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to our Registration Statement on Form S-1 filed on November 14, 2011).

10.23†	Fourth Amendment to Matador Resources Company (now known as MRC Energy Company) 2003 Stock and Incentive Plan, dated May 1, 2006 (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to our Registration Statement on Form S-1 filed on November 14, 2011).

10.24†	Fifth Amendment to Matador Resources Company (now known as MRC Energy Company) 2003 Stock and Incentive Plan, dated February 13, 2008 (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to our Registration Statement on Form S-1 filed on November 14, 2011).

10.25†	Sixth Amendment to Matador Resources Company (now known as MRC Energy Company) 2003 Stock and Incentive Plan, dated August 5, 2008 (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to our Registration Statement on Form S-1 filed on November 14, 2011).

10.26†	Seventh Amendment to Matador Resources Company (now known as MRC Energy Company) 2003 Stock and Incentive Plan, dated December 12, 2011 (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to our Registration Statement on Form S-1 filed on December 30, 2011).

10.27†	Eighth Amendment to Matador Resources Company (now known as MRC Energy Company) 2003 Stock and Incentive Plan, dated March 8, 2013 (filed herewith).

10.28†	Form of Indemnification Agreement between Matador Resources Company and each of the directors and executive officers thereof (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to our Registration Statement on Form S-1 filed on November 14, 2011).

10.29	Participation Agreement, by and among MRC Rockies Company, Matador Resources Company (now known as MRC Energy Company), Matador Production Company, Roxanna Rocky Mountains, LLC, Roxanna Oil, Inc., Alliance Capital Real Estate, Inc. and AllianceBernstein L.P., dated at May 14, 2010 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to our Registration Statement on Form S-1 filed on November 14, 2011).

10.30	Amendment, dated as of September 11, 2012, to Participation Agreement dated May 14, 2010, by and among MRC Rockies Company, Matador Resources Company (now known as MRC Energy Company), Matador Production Company, Roxanna Rocky Mountains, LLC, Roxanna Oil, Inc., Alliance Capital Real Estate, Inc. and Kimmeridge Energy Exploration Fund, L.P. (successor in interest to AllianceBernstein L.P.) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.31	Assignment, Bill of Sale and Conveyance, by and among Winn Exploration Co., Inc., Pinion Exploration, LLP, McDay Oil & Gas, Inc. and Matador Resources Company (now known as MRC Energy Company), dated effective at December 1, 2010 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to our Registration Statement on Form S-1 filed on November 14, 2011).

10.32	Purchase, Sale and Participation Agreement, by and between Matador Resources Company (now known as MRC Energy Company) and Orca ICI Development, JV, dated at May 16, 2011 (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to our Registration Statement on Form S-1 filed on November 14, 2011).

10.33†	Employment Agreement between Matador Resources Company and Wade Massad (incorporated by reference to Exhibit 10.34 to Amendment No. 3 to our Registration Statement on Form S-1 filed on January 13, 2012).

10.34†	Nonqualified Stock Option Agreement, dated February 1, 2012, by and between Matador Resources Company and Wade Massad (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2012).

10.35†	Separation Agreement and Release by and between Matador Resources Company and Wade I. Massad, dated as of August 10, 2012 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.36†	Consulting Agreement by and between Matador Resources Company and Wade I. Massad, dated as of August 10, 2012 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.37†	Form of Non-Qualified Stock Option Agreement granted pursuant to the Matador Resources Company (now known as MRC Energy Company) 2003 Stock and Incentive Plan (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2011).

10.38†	Form of Incentive Stock Option Agreement granted pursuant to the Matador Resources Company (now known as MRC Energy Company) 2003 Stock and Incentive Plan (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2011).

10.39†	Form of Nonqualified Stock Option Agreement relating to the Matador Resources Company 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2011).

10.40†	Form of Restricted Stock Unit Award Agreement relating to the Matador Resources Company 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2011).

10.41†	Form of Restricted Stock Award Agreement relating to the Matador Resources Company 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2011).

10.42†	Form of Nonqualified Stock Option Agreement relating to the Matador Resources Company 2012 Long-Term Incentive Plan for employees without employment agreements (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.43†	Form of Restricted Stock Award Agreement relating to the Matador Resources Company 2012 Long-Term Incentive Plan for employees without employment agreements (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.44†	Form of Performance Restricted Stock and Restricted Stock Unit Award Agreement relating to the Matador Resources Company 2012 Long-Term Incentive Plan for employees without employment agreements (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.45†	Form of Nonqualified Stock Option Agreement relating to the Matador Resources Company 2012 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.46†	Form of Restricted Stock Award Agreement relating to the Matador Resources Company 2012 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.47†	Form of Performance Restricted Stock and Restricted Stock Unit Award Agreement relating to the Matador Resources Company 2012 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.48	Third Amended and Restated Credit Agreement, dated as of September 28, 2012, by and among MRC Energy Company, as Borrower, the Lending Entities from time to time parties thereto, as Lenders, and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2012).

10.49	Second Amended and Restated Pledge and Security Agreement, by and among MRC Energy Company, Longwood Gathering and Disposal Systems GP, Inc. and Royal Bank of Canada, as Administrative Agent, dated as of September 28, 2012 (filed herewith).

10.50	Second Amended, Restated and Consolidated Unconditional Guaranty, by and among MRC Permian Company, MRC Rockies Company, Matador Production Company, Longwood Gathering and Disposal Systems GP, Inc., Longwood Gathering and Disposal Systems, LP, Matador Resources Company and Royal Bank of Canada, as Administrative Agent, dated as of September 28, 2012 (filed herewith).

10.51	First Amendment to Third Amended and Restated Credit Agreement dated as of March 11, 2013, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (filed herewith).

21.1	List of Subsidiaries of Matador Resources Company (filed herewith).

23.1	Consent of Grant Thornton LLP (filed herewith).

23.2	Consent of Netherland, Sewell & Associates, Inc. (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Audit report of Netherland, Sewell & Associates, Inc. (filed herewith).

101*	The following financial information from Matador Resources Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

† *

Indicates a management contract or compensatory plan or arrangement.

In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MATADOR RESOURCES COMPANY

March 18, 2013	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Wm. Foran Joseph Wm. Foran	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2013

/s/ David E. Lancaster David E. Lancaster	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	March 18, 2013

/s/ Kathryn L. Wayne Kathryn L. Wayne	Controller and Treasurer (Principal Accounting Officer)	March 18, 2013

/s/ Stephen A. Holditch Stephen A. Holditch	Director	March 18, 2013

/s/ David M. Laney David M. Laney	Director	March 18, 2013

/s/ Gregory E. Mitchell Gregory E. Mitchell	Director	March 18, 2013

/s/ Steven W. Ohnimus Steven W. Ohnimus	Director	March 18, 2013

/s/ Michael C. Ryan Michael C. Ryan	Director	March 18, 2013

/s/ Margaret B. Shannon Margaret B. Shannon	Director	March 18, 2013

GLOSSARY OF OIL AND NATURAL GAS TERMS

The following is a description of the meanings of some of the oil and natural gas industry terms used in this Annual Report on Form 10-K.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in this Annual Report on Form 10-K in reference to crude oil or other liquid hydrocarbons.

Bcf. One billion cubic feet.

BOE. Barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids to six Mcf of natural gas.

BOE/d. BOE per day.

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

Hydraulic fracturing. The technique of improving a well’s production or injection rates by pumping a mixture of fluids into the formation and rupturing the rock, creating an artificial channel. As part of this technique, sand or other material may also be injected into the formation to prop the channel open, so that fluids or gases may more easily flow from the formation, through the fracture channel and into the wellbore. This technique may also be referred to as fracture stimulation.

Liquids. Liquids, or natural gas liquids, are marketable liquid products including ethane, propane, butane and pentane resulting from the further processing of liquefiable hydrocarbons separated from raw natural gas by a natural gas processing facility.

MBbl. One thousand barrels of crude oil or other liquid hydrocarbons.

MBOE. One thousand BOE’s.

Mcf. One thousand cubic feet of natural gas.

Mcfe. One thousand cubic feet of natural gas equivalents, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

MMBtu. One million British thermal units.

MMcf. One million cubic feet of natural gas.

NGL. Natural gas liquids.

Net acres or net wells. The sum of the fractional working interest owned in gross acres or wells.

Net revenue interest. The interest that defines the percentage of revenue that an owner of a well receives from the sale of oil, natural gas and/or natural gas liquids that are produced from the well.

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

Producing well, or productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the well’s production exceed production-related expenses and taxes.

Properties. Natural gas and oil wells, production and related equipment and facilities and natural gas, oil or other mineral fee, leasehold and related interests.

Prospect. A specific geographic area which, based on supporting geological, geophysical or other data and preliminary economic analysis using reasonably anticipated prices and costs, is considered to have potential for the discovery of commercial hydrocarbons.

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

Unconventional resource play. A set of known or postulated oil and or natural gas resources or reserves warranting further exploration which are extracted from (i) low-permeability sandstone and shale formations and (ii) coalbed methane. These plays require the application of advanced technology to extract the oil and natural gas resources.

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

Volumetric reserve analysis. A technique used to estimate the amount of recoverable oil and natural gas. It involves calculating the volume of reservoir rock and adjusting that volume for rock porosity, hydrocarbon saturation, formation volume factor and recovery factor.

Wellbore. The hole made by a well.

Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production.

Matador Resources Company and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Matador Resources Company

We have audited the accompanying consolidated balance sheets of Matador Resources Company (a Texas corporation) and subsidiaries (collectively the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matador Resources Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 18, 2013

Matador Resources Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	December 31,
	2012	2011
ASSETS
Current assets
Cash	$2,095	$10,284
Certificates of deposit	230	1,335
Accounts receivable
Oil and natural gas revenues	24,422	9,237
Joint interest billings	4,118	2,488
Other	974	1,447
Derivative instruments	4,378	8,989
Lease and well equipment inventory	877	1,343
Prepaid expenses	1,103	1,153

Total current assets	38,197	36,276
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	763,527	423,945
Unproved and unevaluated	149,675	162,598
Other property and equipment	27,258	18,764
Less accumulated depletion, depreciation and amortization	(349,370)	(205,442)

Net property and equipment	591,090	399,865
Other assets
Derivative instruments	771	847
Deferred income taxes	411	1,594
Other assets	1,560	887

Total other assets	2,742	3,328

Total assets	$632,029	$439,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$28,120	$18,841
Accrued liabilities	59,179	25,439
Royalties payable	6,541	1,855
Borrowings under Credit Agreement	–	25,000
Derivative instruments	670	171
Advances from joint interest owners	1,515	–
Deferred income taxes	411	3,024
Dividends payable — Class B	–	69
Other current liabilities	56	177

Total current liabilities	96,492	74,576
Long-term liabilities
Borrowings under Credit Agreement	150,000	88,000
Asset retirement obligations	5,109	3,935
Derivative instruments	–	383
Other long-term liabilities	1,324	1,060

Total long-term liabilities	156,433	93,378

Commitments and contingencies (Note 13)

Shareholders’ equity
Common stock — Class A, $0.01 par value, 80,000,000 shares authorized; 56,778,718 and 42,916,668 shares issued; and 55,577,667, and 41,737,493 shares outstanding, respectively	568	429
Common stock— Class B, $0.01 par value, zero and 2,000,000 shares authorized, respectively; zero and 1,030,700 shares issued and outstanding, respectively	–	10
Additional paid-in capital	404,311	263,562
Retained (deficit) earnings	(15,010)	18,279
Treasury stock, at cost, 1,201,051 and 1,179,175 shares, respectively	(10,765)	(10,765)

Total shareholders’ equity	379,104	271,515

Total liabilities and shareholders’ equity	$632,029	$439,469

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended December 31,
	2012	2011	2010
Revenues
Oil and natural gas revenues	$155,998	$67,000	$34,042
Realized gain on derivatives	13,960	7,106	5,299
Unrealized (loss) gain on derivatives	(4,802)	5,138	3,139

Total revenues	165,156	79,244	42,480
Expenses
Production taxes and marketing	11,672	6,278	1,982
Lease operating	28,184	7,244	5,284
Depletion, depreciation and amortization	80,454	31,754	15,596
Accretion of asset retirement obligations	256	209	155
Full-cost ceiling impairment	63,475	35,673	–
General and administrative	14,543	13,394	9,702

Total expenses	198,584	94,552	32,719

Operating (loss) income	(33,428)	(15,308)	9,761

Other income (expense)
Net loss on asset sales and inventory impairment	(485)	(154)	(224)
Interest expense	(1,002)	(683)	(3)
Interest and other income	224	315	364

Total other (expense) income	(1,263)	(522)	137

(Loss) income before income taxes	(34,691)	(15,830)	9,898

Income tax (benefit) provision
Current	–	(46)	(1,411)
Deferred	(1,430)	(5,475)	4,932

Total income tax (benefit) provision	(1,430)	(5,521)	3,521

Net (loss) income	$(33,261)	$(10,309)	$6,377

Earnings (loss) per common share
Basic
Class A	$(0.62)	$(0.25)	$0.15

Class B	$(0.35)	$0.02	$0.42

Diluted
Class A	$(0.62)	$(0.25)	$0.15

Class B	$(0.35)	$0.02	$0.42

Weighted average common shares outstanding
Basic
Class A	53,852	41,687	40,007
Class B	105	1,031	1,031

Total	53,957	42,718	41,038

Diluted
Class A	53,852	41,687	40,103
Class B	105	1,031	1,031

Total	53,957	42,718	41,134

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2012, 2011 and 2010

(In thousands)

	Common stock				Additional paid-in capital	Retained earnings (deficit)			Total
	Class A		Class B				Treasury stock
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at January 1, 2010	40,443	$404	1,031	$10	$241,664	$22,761	68	$(517)	$264,322
Issuance of Class A common stock	1,879	19	–	–	20,633	–	–	–	20,652
Cost to issue equity	–	–	–	–	(531)			–	(531)
Issuance of Class A common stock to Board members and advisors	20	–	–	–	198	–	–	–	198
Stock options granted	–	–	–	–	414	–	–	–	414
Stock options exercised	393	4	–	–	1,974	–	–	–	1,978
Stock options modified	–	–	–	–	(1,086)	–	–	–	(1,086)
Restricted stock issued	15	–	–	–	–	–	–	–	–
Restricted stock vested	–	–	–	–	74	–	–	–	74
Class B dividends declared	–	–	–	–	–	(275)	–	–	(275)
Current period net income	–	–	–	–	–	6,377	–	–	6,377
Issuance of treasury stock	–	–	–	–	2	–	(6)	45	47
Purchases of treasury stock	–	–	–	–	–	–	1,117	(10,293)	(10,293)

Balance at December 31, 2010	42,750	427	1,031	10	263,342	28,863	1,179	(10,765)	281,877
Issuance of Class A common stock	54	1	–	–	591	–	–	–	592
Cost to issue equity	–	–	–	–	(1,667)	–	–	–	(1,667)
Issuance of Class A common stock to Board members and advisors	20	–	–	–	230	–	–	–	230
Stock options exercised	93	1	–	–	1,022	–	–	–	1,023
Restricted stock vested	–	–	–	–	44	–	–	–	44
Class B dividends declared	–	–	–	–	–	(275)	–	–	(275)
Current period net loss	–	–	–	–	–	(10,309)	–	–	(10,309)

Balance at December 31, 2011	42,917	429	1,031	10	263,562	18,279	1,179	(10,765)	271,515
Issuance of Class A common stock	12,209	122	–	–	146,388	–	–	–	146,510
Cost to issue equity	–	–	–	–	(11,268)	–	–	–	(11,268)
Conversion of Class B common stock to Class A common stock	1,031	10	(1,031)	(10)	–	–	–	–	–
Issuance of Class A common stock to Board members and advisors	7	–	–	–	71	–	–	–	71
Stock options expense related to equity based awards	–	–	–	–	432	–	–	–	432
Stock options exercised	296	3	–	–	3,541	–	–	–	3,544
Liability based stock option awards forfeited or expired	–	–	–	–	216	–	–	–	216
Changes in fair value for liability based awards for which grant date fair value is in excess of fair value	–	–	–	–	620	–	–	–	620
Restricted stock issued	319	4	–	–	(4)	–	–	–	–
Restricted stock forfeited	–	–	–	–	(29)	–	22	–	(29)
Restricted stock and restricted stock units expense	–	–	–	–	758	–	–	–	758
Swing sale profit contribution	–	–	–	–	24	–	–	–	24
Class B dividends declared	–	–	–	–	–	(28)	–	–	(28)
Current period net loss	–	–	–	–	–	(33,261)	–	–	(33,261)

Balance at December 31, 2012	56,779	$568	–	$–	$404,311	$(15,010)	1,201	$(10,765)	$379,104

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2012	2011	2010
Operating activities
Net (loss) income	$(33,261)	$(10,309)	$6,377
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Unrealized loss (gain) on derivatives	4,802	(5,138)	(3,139)
Depletion, depreciation and amortization	80,454	31,754	15,596
Accretion of asset retirement obligations	256	209	155
Full-cost ceiling impairment	63,475	35,673	–
Stock option and grant expense	(589)	2,362	824
Restricted stock grants	729	44	74
Deferred income tax (benefit) provision	(1,430)	(5,476)	4,932
Loss on asset sales and inventory impairment	485	154	224
Changes in operating assets and liabilities
Accounts receivable	(16,342)	(1,523)	(386)
Lease and well equipment inventory	50	22	(8)
Prepaid expenses	50	650	(580)
Other assets	(673)	(814)	33
Accounts payable, accrued liabilities and other current liabilities	19,740	13,497	2,488
Royalties payable	4,685	873	309
Advances from joint interest owners	1,515	(723)	273
Other long-term liabilities	282	613	101

Net cash provided by operating activities	124,228	61,868	27,273
Investing activities
Oil and natural gas properties capital expenditures	(300,689)	(156,431)	(159,050)
Expenditures for other property and equipment	(7,332)	(4,671)	(1,610)
Purchases of certificates of deposit	(496)	(4,298)	(3,739)
Sales of certificates of deposit	1,601	5,312	17,065

Net cash used in investing activities	(306,916)	(160,088)	(147,334)
Financing activities
Repayments of borrowings under Credit Agreement	(123,000)	(103,000)	–
Borrowings under Credit Agreement	160,000	191,000	25,000
Proceeds from issuance of common stock	146,510	592	20,652
Swing sale profit contribution	24	–	–
Cost to issue equity	(11,599)	(1,710)	(172)
Proceeds from stock options exercised	2,660	837	1,978
Payment of dividends — Class B	(96)	(275)	(275)
Purchases of treasury stock	–	–	(10,292)

Net cash provided by financing activities	174,499	87,444	36,891

Decrease in cash and cash equivalents	(8,189)	(10,776)	(83,170)
Cash and cash equivalents at beginning of year	10,284	21,060	104,230

Cash and cash equivalents at end of year	$2,095	$10,284	$21,060

Supplemental disclosures of cash flow information (Note 15)

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

NOTE 1 — NATURE OF OPERATIONS

Matador Resources Company (“Matador” or the “Company”) is an independent energy company engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States, with a particular emphasis on oil and natural gas shale plays and other unconventional resource plays. Matador’s current operations are focused primarily in the oil and liquids rich Eagle Ford shale play in South Texas and the Haynesville shale play in Northwest Louisiana. In addition to these primary operating areas, Matador has a growing acreage position in Southeast New Mexico and West Texas where the Company plans to begin exploring the Wolfcamp and Bone Spring plays during 2013. Matador also has a large exploratory position in Southwest Wyoming and adjacent areas in Utah and Idaho where the Company is testing the Meade Peak shale.

On November 22, 2010, the company formerly known as Matador Resources Company, a Texas corporation founded on July 3, 2003, formed a wholly-owned subsidiary, Matador Holdco, Inc. Pursuant to the terms of a corporate reorganization that was completed on August 9, 2011, the former Matador Resources Company became a wholly-owned subsidiary of Matador Holdco, Inc. and changed its corporate name to MRC Energy Company, and Matador Holdco, Inc. changed its corporate name to Matador Resources Company.

MRC Energy Company holds the primary assets of the Company and has four wholly-owned subsidiaries: Matador Production Company, MRC Permian Company, MRC Rockies Company and Longwood Gathering and Disposal Systems GP, Inc. Matador Production Company serves as the oil and natural gas operating entity. MRC Permian Company conducts oil and natural gas exploration and development activities in Southeast New Mexico. MRC Rockies Company conducts oil and natural gas exploration and development activities in the Rocky Mountains and specifically in the states of Wyoming, Utah and Idaho. Longwood Gathering and Disposal Systems GP, Inc. serves as the general partner of Longwood Gathering and Disposal Systems, LP which owns a majority of the pipeline systems and salt water disposal wells used in the Company’s operations and also transports limited quantities of third-party natural gas.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Matador Resources Company and its wholly-owned subsidiary, MRC Energy Company, as well as the accounts of MRC Energy Company’s four wholly-owned subsidiaries, Matador Production Company, Longwood Gathering and Disposal Systems GP, Inc., MRC Permian Company and MRC Rockies Company, and the accounts of Longwood Gathering and Disposal Systems, LP. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company’s operations are conducted in the one segment generally referred to as the oil and natural gas exploration and production industry. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations, cash flows or retained earnings.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of thirty (30) days or less as cash equivalents, and cash equivalents are recorded at market. Except for small cash balances held in the Company’s operating accounts to conduct its ongoing business, the remainder of the Company’s cash equivalents during the year ended December 31, 2010 was held in money market accounts composed of United States Treasury securities offering daily liquidity. The Company had no cash equivalents as of December 31, 2012 or 2011.

Certificates of Deposit

Certificates of deposit (“CD’s”) are highly liquid, short-term investments with an original maturity of more than 30 days but not more than one year. Each CD is recorded at market and is fully insured by the Federal Deposit Insurance Corporation.

Accounts Receivable

The Company sells its operated oil, natural gas and natural gas liquids production to various purchasers (see Note 14). Due to the nature of the markets for oil, natural gas and natural gas liquids, the Company does not believe that the loss of any one purchaser would significantly impact operations. In addition, the Company may participate with industry partners in the drilling, completion and operation of oil and natural gas wells. Substantially all of the Company’s accounts receivable are due from either purchasers of oil, natural gas and natural gas liquids or participants in oil and natural gas wells for which the Company serves

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

as the operator. Accounts receivable are due within 30 to 60 days of the production date and 30 days of the billing date, respectively, and are stated at amounts due from purchasers and industry partners. Amounts are considered past due if they have been outstanding for 60 days or more. No interest is typically charged on past due amounts.

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

The Company wrote off receivables of $24,229 in 2011; there were no receivables written off in 2012 or 2010. When necessary, the Company accounts for a write off by recording the loss as a reduction of accounts receivable once the specific account has been determined to be uncollectible.

Lease and Well Equipment Inventory

Lease and well equipment inventory is stated at the lower of cost or market and consists entirely of equipment scheduled for use in future well operations or equipment held for sale.

Property and Equipment

The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method of accounting, all costs associated with the acquisition, exploration and development of oil and natural gas properties and reserves, including unproved and unevaluated property costs, are capitalized as incurred and accumulated in a single cost center representing the Company’s activities, which are undertaken exclusively in the United States. Such costs include lease acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, costs of drilling both productive and non-productive wells, capitalized interest on qualifying projects and general and administrative expenses directly related to acquisition, exploration and development activities, but do not include any costs related to production, selling or general corporate administrative activities. The Company capitalized $2.6 million, $2.0 million and $1.6 million of its general and administrative costs in 2012, 2011 and 2010, respectively. The Company capitalized $1.6 million and $1.3 million of its interest expense for the years ended December 31, 2012 and 2011, respectively. The Company recorded only $3,235 in interest expense for the year ended December 31, 2010. As a result, the Company capitalized no interest expense for the year ended December 31, 2010.

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

December 31, 2012, 2011 and 2010

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

tax effects related to the properties involved. Future net revenues from proved non-producing and proved undeveloped reserves are reduced by the estimated costs for developing these reserves. The fair value of the Company’s derivative instruments is not included in the ceiling test computation as the Company does not designate these instruments as hedge instruments for accounting purposes.

The estimated present value of after-tax future net cash flows from proved oil and natural gas reserves is highly dependent on the commodity prices used in these estimates. These estimates are determined in accordance with guidelines established by the SEC for estimating and reporting oil and natural gas reserves. Under these guidelines, oil and natural gas reserves are estimated using then-current operating and economic conditions, with no provision for price and cost escalations in future periods except by contractual arrangements. The commodity prices used to estimate oil and natural gas reserves are based on unweighted, arithmetic averages of first-day-of-the-month oil and natural gas prices for the previous 12-month period. For the period January through December 2012, these average oil and natural gas prices were $91.21 per barrel and $2.757 per MMBtu, respectively. For the period January through December 2011, these average oil and natural gas prices were $92.71 per barrel and $4.118 per MMBtu, respectively. For the period January through December 2010, these average oil and natural gas prices were $75.96 per barrel and $4.376 per MMBtu, respectively. In estimating the present value of after-tax future net cash flows from proved oil and natural gas reserves, the average oil prices were further adjusted by property for quality, transportation fees and regional price differentials, and the average natural gas prices were further adjusted by property for energy content, transportation fees and regional price differentials.

During the second quarter ended June 30, 2012, the Company’s net capitalized costs less related deferred income taxes exceeded the full-cost ceiling by $21.3 million. The Company recorded an impairment charge of $33.2 million to its net capitalized costs and a deferred income tax credit of $11.9 million related to the full-cost ceiling limitation. During the third quarter ended September 30, 2012, the Company’s net capitalized costs less related deferred income taxes exceeded the full-cost ceiling by $2.3 million. The Company recorded an impairment charge of $3.6 million to its net capitalized costs and a deferred income tax credit of $1.3 million related to the full-cost ceiling limitation. During the fourth quarter ended December 31, 2012, the Company’s net capitalized costs exceeded the cost center ceiling by $17.3 million. The Company recorded an impairment charge of $26.7 million to its net capitalized costs and a deferred income tax credit of $9.4 million related to the full-cost ceiling limitation. These charges for the second, third and fourth quarters of 2012 are reflected in the Company’s consolidated statement of operations for the year ended December 31, 2012. Changes in oil and natural gas production rates, oil and natural gas prices, reserves estimates, future development costs and other factors will determine the Company’s actual ceiling test computation and impairment analyses in future periods.

During the first quarter ended March 31, 2011, the Company’s net capitalized costs less related deferred income taxes exceeded the full-cost ceiling by $23.0 million. The Company recorded an impairment charge of $35.7 million to its net capitalized costs and a deferred income tax credit of $12.7 million related to the full-cost ceiling limitation. These charges are reflected in the Company’s consolidated statement of operations for the year ended December 31, 2011. The Company recorded no impairment to its net capitalized costs and no corresponding charge to its consolidated statement of operations for the year ended December 31, 2010.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

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

Other property and equipment are stated at cost. Computer equipment, furniture, software and other equipment are depreciated over their useful life (5 to 10 years) using the straight-line method. Support equipment and facilities include the pipelines and salt water disposal systems owned by Longwood Gathering and Disposal Systems, LP and are depreciated over a 30-year useful life using the straight-line, mid-month convention method. Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease.

Asset Retirement Obligations

The Company recognizes the fair value of an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The asset retirement obligation is recorded as a liability at its estimated present value, with an offsetting increase recognized in oil and natural gas properties or support equipment and facilities on the balance sheet. Periodic accretion of the discounted value of the estimated liability is recorded as an expense in the consolidated statement of operations. In general, the Company’s future asset retirement obligations relate to future costs associated with plugging and abandonment of its oil and natural gas wells, removal of equipment and facilities from leased acreage and returning such land to its original condition. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and natural gas, future inflation rates and the Company’s credit-adjusted risk-free interest rate. Revisions to the liability can occur due to changes in its estimate or if federal or state regulators enact new plugging and abandonment requirements. At the time of actual plugging and abandonment of its oil and natural gas wells, the Company includes any gain or loss associated with the operation in the amortization base to the extent that the actual costs are different from the estimated liability.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Derivative Financial Instruments

From time to time, the Company uses derivative financial instruments to mitigate its exposure to commodity price risk associated with oil, natural gas and natural gas liquids prices. These instruments consist of put and call options in the form of costless (or zero-cost) collars and swap contracts. Costless collars provide the Company with downside price protection through the purchase of a put option which is financed through the sale of a call option. Because the call option proceeds are used to offset the cost of the put option, these arrangements are initially “costless” to the Company. In the case of a costless collar, the put option and the call option have different fixed price components. In a swap contract, a floating price is exchanged for a fixed price over a specified period, providing downside price protection. The Company’s derivative financial instruments are recorded on the balance sheet as either an asset or a liability measured at fair value. The Company has elected not to apply hedge accounting for its existing derivative financial instruments, and as a result, the Company recognizes the change in derivative fair value between reporting periods currently in its consolidated statement of operations (see Note 11). The fair value of the Company’s derivative financial instruments is determined using purchase and sale information available for similarly traded securities. Realized gains and realized losses from the settlement of derivative financial instruments and unrealized gains and losses from valuation changes in the remaining unsettled derivative financial instruments are reported under “Revenues” in our consolidated statement of operations.

Revenue Recognition

The Company follows the sales method of accounting for its oil, natural gas and natural gas liquids revenues, whereby it recognizes revenue, net of royalties, on all oil, natural gas and natural gas liquids sold to purchasers regardless of whether the sales are proportionate to its ownership in the property. Under this method, revenue is recognized at the time oil, natural gas and natural gas liquids are produced and sold, and the Company accrues for revenue earned but not yet received.

Stock-Based Compensation

Effective January 1, 2012, the Board of Directors adopted the 2012 Long-Term Incentive Plan (the “2012 Incentive Plan”). The 2012 Incentive Plan was also approved by the Company’s shareholders at its Annual Meeting of Shareholders on June 7, 2012. During 2012, all stock option awards granted under the 2012 Incentive Plan were non-qualified options and the associated compensation expense is recognized over the vesting period, which is typically four years. All stock option awards granted in 2012 are classified as equity instruments due to the methods of exercise specified in the 2012 Incentive Plan. Compensation expense for restricted stock and restricted stock unit grants awarded in 2012 was recognized immediately or over the vesting period, which is typically three to four years.

The Company did not grant any stock option awards in 2011. Prior to 2011, all stock option awards were granted under the 2003 Stock and Incentive Plan (the “2003 Plan”), and since November 22, 2010, these awards have been accounted for as liability instruments. No additional stock-based compensation will be awarded under the 2003 Plan. Non-qualified stock option grants awarded under the 2003 Plan typically vested upon issuance, while incentive stock option grants awarded under the 2003 Plan typically vest over

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

four years, and the associated compensation expense is recognized on a straight-line basis over the vesting period. Compensation expense for restricted stock grants awarded under the 2003 Plan was recognized immediately or over the vesting period, which was typically three years.

At December 31, 2012 and 2011, the Company used the fair value method to measure and recognize the liability and equity associated with its outstanding stock options. At December 31, 2010, the Company measured and recognized the liability associated with its outstanding stock options using the intrinsic value method.

Prior to November 22, 2010, all of the Company’s then-outstanding stock options were classified as equity instruments, with all stock-based compensation expense measured on the date of grant and recognized over the vesting period, if any. On November 22, 2010, the Company changed its method of accounting for its then-outstanding stock options, reclassifying all of its then-outstanding stock options from equity to liability instruments. This change was made as a result of the Company purchasing shares from certain of its employees to assist them in the exercise of outstanding options of the Company’s Class A common stock. At December 31, 2012, we continue to account for all stock options granted under the 2003 Plan as liability instruments.

The Company’s consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 include a stock-based compensation (non-cash) expense of $0.1 million, $2.4 million and $0.9 million, respectively. This stock-based compensation expense includes common stock issuances and restricted stock units expense totaling $0.1 million, $0.2 million and $0.2 million in 2012, 2011 and 2010, respectively, paid to members of the Board of Directors and advisors as compensation for their services to the Company.

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

The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Management believes that the material positions taken by the Company would more likely than not be sustained by examination. At December 31, 2012 and 2011, the Company had not established any reserves for, nor recorded any unrecognized tax benefits related to, uncertain tax positions.

When necessary, the Company would include interest assessed by taxing authorities in “Interest expense” and penalties related to income taxes in “Other expense” on its consolidated statements of operations. The Company did not record any interest or penalties related to income tax for the years ended December 31, 2012, 2011 and 2010.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Earnings Per Common Share

The Company reports basic earnings per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share, which includes the effect of all potentially dilutive securities, unless their impact is anti-dilutive.

Prior to consummation of the Company’s initial public offering (the “Initial Public Offering,” see Note 10) in February 2012, the Company had issued two classes of common stock, Class A and Class B. The holders of the Class B shares were entitled to be paid cumulative dividends at a per share rate of $0.26-2/3 annually out of funds legally available for the payment of dividends. These dividends were accrued and paid quarterly. Dividends declared during 2012 totaled $27,643. Dividends declared during 2011 and 2010 totaled $274,853 in each year. Class B dividends declared during the fourth quarter of 2011 and the first quarter of 2012 were paid during the first quarter of 2012 totaling $96,356. As of December 31, 2012, the Company has not paid any dividends to holders of the Class A shares. Concurrent with the completion of the Initial Public Offering, all 1,030,700 shares of the Company’s Class B common stock were converted to Class A common stock on a one-for-one basis. The Class A common stock is now referred to as the “common stock.”

The following are reconciliations of the numerators and denominators used to compute the Company’s basic and diluted distributed and undistributed earnings per common share as reported for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share data).

	Year ended December 31,
	2012	2011	2010
Net income (loss) — numerator
Net (loss) income	$(33,261)	$(10,309)	$6,377
Less dividends to Class B shareholders — distributed earnings	(28)	(275)	(275)

Undistributed (loss) earnings	$(33,289)	$(10,584)	$6,102

Weighted average common shares outstanding — denominator
Basic
Class A	53,852	41,687	40,007
Class B	105	1,031	1,031

Total	53,957	42,718	41,038

Diluted
Class A
Weighted average common shares outstanding for basic earnings (loss) per share	53,852	41,687	40,007
Dilutive effect of options	–	–	96

Class A weighted average common shares outstanding — diluted	53,852	41,687	40,103
Class B
Weighted average common shares outstanding — no associated dilutive shares	105	1,031	1,031

Total diluted weighted average common shares outstanding	53,957	42,718	41,134

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

	Year ended December 31,
	2012	2011	2010
Earnings (loss) per common share
Basic
Class A
Distributed earnings	$–	$–	$–
Undistributed (loss) earnings	$(0.62)	$(0.25)	$0.15

Total	$(0.62)	$(0.25)	$0.15

Class B
Distributed earnings	$0.27	$0.27	$0.27
Undistributed (loss) earnings	$(0.62)	$(0.25)	$0.15

Total	$(0.35)	$0.02	$0.42

Diluted
Class A
Distributed earnings	$–	$–	$–
Undistributed (loss) earnings	$(0.62)	$(0.25)	$0.15

Total	$(0.62)	$(0.25)	$0.15

Class B
Distributed earnings	$0.27	$0.27	$0.27
Undistributed (loss) earnings	$(0.62)	$(0.25)	$0.15

Total	$(0.35)	$0.02	$0.42

A total of 1,067,069 and 1,024,500 options to purchase shares of the Company’s Class A common stock and 162,368 and zero restricted stock units were excluded from the calculations above for the years ended December 31, 2012 and 2011, respectively, because their effects were anti-dilutive. Additionally, 305,807 restricted shares, which are participating securities, were excluded from the calculations above for the year ended December 31, 2012 as the security holders do not have the obligation to share in the losses of the Company. There were no participating securities at December 31, 2011.

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

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Credit Risk

The Company uses derivative financial instruments to mitigate its exposure to oil, natural gas and natural gas liquids price volatility. These transactions expose the Company to potential credit risk from its counterparties. Accounts receivable constitute the principal component of additional credit risk to which the Company may be exposed. The Company believes that any credit risk posed is insignificant and is offset by the creditworthiness of its customer base and industry partners.

Risks and Uncertainties

As an oil and natural gas exploration and production company focused on finding and developing its own prospects and reserves, the Company’s success is highly dependent on the results of its exploration and development program. Exploration activities involve numerous risks, including the risk that no commercially productive oil or natural gas reserves will be discovered. In addition, there are uncertainties as to the future costs or timing of drilling, completing and producing wells. Poor results from the Company’s exploration and development activities could limit the Company’s ability to replace and grow reserves and materially and adversely affect the Company’s financial position, results of operations and cash flows.

As a result of the Company’s sale of certain assets to Chesapeake Louisiana, L.P. (“Chesapeake”) in 2008, the Company does not operate its most significant natural gas asset, that being the deep rights to explore for and develop the Haynesville shale formation (underlying its existing Cotton Valley production) on the Company’s Elm Grove/Caspiana leasehold in Northwest Louisiana. Although the Company has reserved the right to participate for a proportionately reduced 25% working interest in all wells that Chesapeake drills or participates in to develop the Haynesville on this acreage, and although the Company has the right to propose the drilling of Haynesville wells on these properties, the Company may have limited influence on when, how and at what pace these properties are developed. This could impact the Company’s ability to replace and grow reserves and materially and adversely affect the Company’s financial position, results of operations and cash flows. In addition, in 2012, 2011 and 2010, the Company acquired other non-operated acreage positions in Northwest Louisiana that it believes to be prospective for the Haynesville shale. The Company has, or will have, small, non-operated working interests in the Haynesville units including these properties, and as a result, the Company will have limited influence on when, how and at what pace these properties are developed.

Estimating oil and natural gas reserves is complex and is inexact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, petrophysical, engineering and production data. The extent, quality and reliability of both the data and the associated interpretations of that data can vary. The process also requires certain economic assumptions, including, but not limited to, oil and natural gas prices, drilling, completion and operating expenses, capital expenditures and taxes. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas most likely will vary from the Company’s estimates. Any significant variance could materially and adversely affect the Company’s future reserves estimates, financial position, results of operations and cash flows.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Historically, the market for oil, natural gas and natural gas liquids has experienced significant price fluctuations, and this has been particularly evident in recent years. Oil, natural gas and natural gas liquids prices are impacted by supply and demand, both domestic and international, seasonal variations caused by changing weather conditions, political conditions, governmental regulations, the availability, proximity and capacity of gathering, processing and transportation systems for natural gas and natural gas liquids and numerous other factors. Increases or decreases in prices received could have a significant and material impact on the Company’s future reserves estimates, financial position, results of operations and cash flows.

To mitigate its exposure to fluctuations in oil, natural gas and natural gas liquids prices, the Company, from time to time, enters into hedging arrangements with respect to a portion of its oil, natural gas and natural gas liquids production. Decisions as to whether and at what production volumes to hedge are difficult and depend on market conditions and the Company’s forecast of future production and commodity prices, and the Company may not always employ the optimal hedging strategy.

The federal, state and local governments in the areas in which the Company operates or has assets impose taxes on the oil and natural gas products sold, and sales and use taxes are charged on significant portions of the Company’s drilling, completion and operating costs. Many states have raised state taxes on energy sources or state taxes associated with the extraction of hydrocarbons, and additional increases may occur. In addition, there has been a significant amount of discussion by legislators and presidential administrations concerning a variety of energy tax proposals. President Obama has proposed sweeping changes in federal laws on the income taxation of small oil and natural gas exploration and production companies like Matador. Among other issues, President Obama has proposed to eliminate allowing small oil and natural gas companies to deduct intangible drilling costs as incurred and percentage depletion. Changes to tax laws could materially and adversely affect the Company’s future financial position, results of operations and cash flows.

Recent Accounting Pronouncements

Balance Sheet. In January 2013, the FASB issued Accounting Standards Update, or ASU, 2013-01, Balance Sheet. The ASU clarifies the scope of ASU 2011-11 to limit the application of ASU 2011-11 to derivatives accounted for in accordance with Accounting Standards Codification, or ASC, 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The adoption of ASU 2013-01 is not expected to have a material effect on our consolidated financial statements, but may require certain additional disclosures.

Balance Sheet. In December 2011, the FASB issued ASU 2011-11, Balance Sheet. The requirements amend the disclosure requirements related to offsetting in ASC 210-20-50. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The adoption of ASU 2011-11 is

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

not expected to have a material effect on the Company’s consolidated financial statements, but may require certain additional disclosures. The amendments in ASU 2011-11 are to be applied for annual reporting periods beginning on or after January 1, 2013 and are to be applied retrospectively for all periods presented.

Fair Value. In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 amends ASC 820, Fair Value Measurements, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurements and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. The Company adopted ASU 2011-04 on January 1, 2012; adoption did not have a material effect on the Company’s consolidated financial statements, but did require additional disclosures (see Note 12).

NOTE 3 — PROPERTY AND EQUIPMENT

The following table presents a summary of the Company’s property and equipment balances as of December 31, 2012 and 2011 (in thousands).

	December 31,
	2012	2011
Oil and natural gas properties
Evaluated (subject to amortization)	$763,527	$423,945
Unproved and unevaluated (not subject to amortization)
Incurred in 2012	36,488	–
Incurred in 2011	24,138	60,934
Incurred in 2010	70,417	80,593
Incurred in 2009 and prior	18,632	21,071

Total unproved and unevaluated	149,675	162,598

Total oil and natural gas properties	913,202	586,543
Accumulated depletion	(344,609)	(201,543)

Net oil and natural gas properties	568,593	385,000
Other property and equipment
Computer equipment	834	787
Furniture	793	458
Software	1,355	1,111
Other equipment	196	194
Leasehold improvements	644	627
Support equipment and facilities	23,436	15,587

Total other property and equipment	27,258	18,764
Accumulated depreciation	(4,761)	(3,899)

Net other property and equipment	22,497	14,865

Net property and equipment	$591,090	$399,865

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 3 — PROPERTY AND EQUIPMENT — Continued

The following table provides a breakdown of the Company’s unproved and unevaluated property costs not subject to amortization as of December 31, 2012 and the year in which these costs were incurred (in thousands).

Description	2012	2011	2010	2009 and prior	Total
Costs incurred for
Property acquisition	$29,165	$21,748	$70,417	$18,632	$139,962
Exploration wells	4,680	1,932	–	–	6,612
Development wells	2,573	–	–	–	2,573
Capitalized interest	70	458	–	–	528

Total	$36,488	$24,138	$70,417	$18,632	$149,675

Property acquisition costs primarily include leasehold costs paid to secure oil and natural gas mineral leases, but may also include broker and legal expenses, geological and geophysical expenses and capitalized internal costs associated with developing oil and natural gas prospects on these properties. Property acquisition costs are transferred into the amortization base on an ongoing basis as these properties are evaluated and proved reserves are established or impairment is determined. Unproved and unevaluated properties are assessed for possible impairment on a periodic basis based upon changes in operating or economic conditions.

Property acquisition costs incurred in 2012 were related primarily to the Company’s leasing and acquisition activities in the Eagle Ford shale play in South Texas and the Wolfcamp and Bone Spring plays in the Delaware Basin in West Texas.

Property acquisition costs incurred in 2011 were related primarily to the Company’s leasing and acquisition activities in the Eagle Ford shale play in South Texas. The 2010 property acquisition costs were related primarily to the Company’s leasing activities in the Eagle Ford shale play in South Texas and the Haynesville shale play in Northwest Louisiana. These costs are associated with acreage for which proved reserves have yet to be assigned. As the Company drills wells and assigns proved reserves to these properties or determines that certain portions of this acreage, if any, cannot be assigned proved reserves, portions of these costs are transferred to the amortization base. The Company estimates that evaluation of most of these properties and the inclusion of their costs in the amortization base is expected to be completed within three to five years.

Property acquisition costs incurred in 2009 and prior years were related primarily to the Company’s leasing activities in the Haynesville shale play in Northwest Louisiana and in Southwest Wyoming, Northeast Utah and Southeast Idaho. During 2011, the Company drilled its first exploration well on its acreage in Southwest Wyoming. We re-entered this vertical well in late 2012 and drilled a horizontal lateral that will be completed in 2013. The Company estimates that evaluation of most of these properties and the inclusion of their costs in the amortization base is expected to be completed within two to four years.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 3 — PROPERTY AND EQUIPMENT — Continued

Costs excluded from amortization also include those costs associated with exploration and development wells in progress or awaiting completion at year-end. These costs are transferred into the amortization base on an ongoing basis, as these wells are completed and proved reserves are established or confirmed. These costs totaled $7.3 million at December 31, 2012. Of this total, $4.7 million was associated with exploration wells and $2.6 million was associated with development wells. The Company anticipates that the entire $7.3 million associated with these wells in progress at December 31, 2012 will be transferred to the amortization base during 2013. At December 31, 2012, there were $1.9 million in exploratory well costs excluded from amortization that were incurred in years prior to 2012, all associated with the exploration well in Southwest Wyoming. The Company plans to complete and test this well in 2013 and anticipates that the entire $1.9 million incurred in 2011 will also be transferred to the amortization base during 2013.

NOTE 4 — ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the Company’s asset retirement obligations for the years ended December 31, 2012 and 2011 (in thousands).

	Year ended December 31,
	2012	2011
Beginning asset retirement obligations	$4,270	$3,695
Liabilities incurred during period	1,243	187
Revisions in estimated cash flows	–	312
Liabilities settled during period	–	(133)
Accretion expense	256	209

Ending asset retirement obligations	$5,769	$4,270

At December 31, 2012 and 2011, $660,303 and $334,500, respectively, of the Company’s asset retirement obligations were classified as current liabilities and included in “accrued liabilities” in the Company’s consolidated balance sheets, based on the expected timing of payments.

NOTE 5 — ASSET SALES AND IMPAIRMENT

In December 2012, the Company recorded an impairment to reduce the remaining balance of its drilling rig parts held in inventory to zero following a determination that there was no current market for these parts. The carrying value of the inventory was reduced to zero and a charge of $425,000 was recorded to the consolidated statement of operations. In addition, the Company recorded a loss of approximately $60,000 on certain other equipment that was sold during 2012.

In December 2011, the Company recorded an impairment to some of its equipment held in inventory following a determination that the current market value of the equipment, consisting primarily of drilling rig parts, was less than the cost. The carrying value of the inventory was reduced by $17,500 on the balance sheet, and a corresponding charge was recorded to the consolidated statement of operations. In December 2011, the Company also recorded an impairment to some of its equipment held in inventory following a determination that the current market value of the equipment, consisting primarily of pipe and other

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 5 — ASSET SALES AND IMPAIRMENT — Continued

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

NOTE 6 — REVOLVING CREDIT AGREEMENT

In December 2011, the Company entered into its second amended and restated senior secured revolving Credit Agreement for which Comerica Bank served as administrative agent. Among other things, this amendment increased the size of the facility and extended the term until December 2016. MRC Energy Company, a wholly-owned subsidiary of Matador Resources Company, was the borrower under the amended Credit Agreement. Borrowings were secured by mortgages on substantially all of the Company’s oil and natural gas properties and by the equity interests of all of MRC Energy Company’s wholly-owned subsidiaries, which were also guarantors. In addition, all obligations under the Credit Agreement were guaranteed by Matador Resources Company, the parent corporation. Various commodity hedging agreements with one of the lenders under the Credit Agreement (or an affiliate thereof) were also secured by the collateral of and guaranteed by the eligible subsidiaries of MRC Energy Company.

The amount of the borrowings under the second amended and restated Credit Agreement were limited to the lesser of $400.0 million or the borrowing base, which was determined by the lenders based primarily on the estimated value of the Company’s proved oil and natural gas reserves, but also on external factors, such as the lenders’ lending policies and the lenders’ estimates of future oil and natural gas prices, over which the Company has no control. At December 31, 2011, the borrowing base was $125.0 million and the Company had $113.0 million in outstanding borrowings under the Credit Agreement. In January 2012, the Company borrowed an additional $10.0 million to finance a portion of its working capital requirements, bringing the then-outstanding indebtedness under the Credit Agreement to $123.0 million. Following the completion of the Initial Public Offering, the Company used a portion of the net proceeds to repay the then-outstanding $123.0 million under its Credit Agreement in February 2012, at which time the borrowing base was reduced to $100.0 million. On February 28, 2012, the borrowing base was increased to $125.0 million pursuant to a special borrowing base redetermination made at the Company’s request. This borrowing base increase was determined by the lenders based upon, among other items, the increase in the Company’s proved oil and natural gas reserves at December 31, 2011.

On September 28, 2012, the Company entered into its third amended and restated senior secured revolving Credit Agreement. Among other things, this amendment increased the maximum facility amount

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 6 — REVOLVING CREDIT AGREEMENT — Continued

from $400.0 million to $500.0 million, increased the borrowing base from $125.0 million to $200.0 million and named Royal Bank of Canada (“RBC”) as the administrative agent. In addition, the amendment provided for a conforming borrowing base of $165.0 million. The borrowing base will automatically be reduced to the conforming borrowing base on the earlier of (i) December 31, 2013 or (ii) the closing of a secondary public offering of equity interests that results in net cash proceeds to the Company in an amount greater than or equal to $25.0 million. The Credit Agreement matures December 29, 2016. MRC Energy Company is the borrower under the Credit Agreement. Borrowings are secured by mortgages on substantially all of the Company’s oil and natural gas properties and by the equity interests of all of MRC Energy Company’s wholly-owned subsidiaries, which are also guarantors. In addition, all obligations under the Credit Agreement are guaranteed by Matador Resources Company, the parent corporation. Various commodity hedging agreements with certain of the lenders under the Credit Agreement (or affiliates thereof) are also secured by the collateral of and guaranteed by the eligible subsidiaries of MRC Energy Company.

The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of the Company’s proved oil and natural gas reserves at June 30 and December 31 of each year. Both the Company and the lenders may request an unscheduled redetermination of the borrowing base once each between scheduled redetermination dates. During the fourth quarter of 2012, the Company requested one such unscheduled redetermination, and on December 20, 2012, the borrowing base was increased from $200.0 million to $215.0 million as a result of the lenders’ review of the Company’s proved oil and natural gas reserves at September 30, 2012. In connection with this borrowing base redetermination, the conforming borrowing base was increased to $180.0 million at December 20, 2012. In addition, during the first quarter of 2013, the lenders completed their review of the Company’s proved oil and natural gas reserves at December 31, 2012, and as a result, on March 11, 2013, the borrowing base was increased to $255.0 million and the conforming borrowing base was increased to $220.0 million (see Note 18). This most recent redetermination constitutes the regularly scheduled May 1 redetermination. In the event of a borrowing base increase, the Company is required to pay a fee to the lenders equal to a percentage of the amount of the increase, which will be determined based on market conditions at the time of the borrowing base increase. If the borrowing base were to be less than the outstanding borrowings under the Credit Agreement at any time, the Company would be required to provide additional collateral satisfactory in nature and value to the lenders to increase the borrowing base to an amount sufficient to cover such excess or to repay the deficit in equal installments over a period of six months.

The Company incurred $0.8 million of additional deferred loan costs in connection with the amendment and restatement of the Credit Agreement in September 2012 and approximately $0.1 million of additional deferred loan costs in connection with the borrowing base increase in December 2012. These costs were included with the remaining unamortized portion of the deferred loan costs of $0.8 million incurred when the Company entered into the Credit Agreement in March 2008 as well as the second amended and restated Credit Agreement on December 30, 2011. As a result, total deferred loan costs are $1.6 million at December 31, 2012, and these costs are being amortized over the term of the agreement, which approximates the amortization of these costs using the effective interest method.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 6 — REVOLVING CREDIT AGREEMENT — Continued

Between March 1, 2012 and December 31, 2012, the Company borrowed $150.0 million under the Credit Agreement to finance a portion of its working capital requirements and capital expenditures. At December 31, 2012, the Company had $150.0 million in borrowings outstanding under the Credit Agreement, approximately $1.1 million in outstanding letters of credit issued pursuant to the Credit Agreement and approximately $63.9 million available for additional borrowings. At December 31, 2012, the outstanding borrowings bore interest at an effective interest rate of approximately 3.3% per annum.

From January 1 through March 14, 2013, the Company borrowed an additional $30.0 million under the Credit Agreement to finance a portion of its working capital requirements and capital expenditures. At March 14, 2013, the Company had $180.0 million in borrowings outstanding under the Credit Agreement, approximately $1.3 million in outstanding letters of credit issued pursuant to the Credit Agreement and approximately $73.7 million available for additional borrowings (see Note 18).

If the Company borrows funds as a base rate loan, such borrowings will bear interest at a rate equal to the higher of (i) the prime rate for such day or (ii) the Federal Funds Effective Rate on such day, plus 0.50% or (iii) the daily adjusting LIBOR rate plus 1.0% plus, in each case, an amount from 0.75% to 2.25% of such outstanding loan depending on the level of borrowings under the agreement. If the Company borrows funds as a Eurodollar loan, such borrowings will bear interest at a rate equal to (i) the quotient obtained by dividing (A) the LIBOR rate by (B) a percentage equal to 100% minus the maximum rate during such interest calculation period at which RBC is required to maintain reserves on Eurocurrency Liabilities (as defined in Regulation D of the Board of Governors of the Federal Reserve System) plus (ii) an amount from 1.75% to 3.25% of such outstanding loan depending on the level of borrowings under the agreement. The interest period for Eurodollar borrowings may be one, two, three or six months as designated by the Company. A commitment fee of 0.375% to 0.50%, depending on the unused availability under the Credit Agreement, is also paid quarterly in arrears. The Company includes this commitment fee, any amortization of deferred financing costs (including origination, borrowing base increase and amendment fees) and annual agency fees as interest expense and in its interest rate calculations and related disclosures.

Key financial covenants under the third amended and restated Credit Agreement require the Company to maintain (1) a current ratio, which is defined as consolidated total current assets plus the unused availability under the Credit Agreement divided by consolidated total current liabilities, of 1.0 or greater measured at the end of each fiscal quarter beginning March 31, 2013 and (2) a debt to EBITDA ratio, which is defined as total debt outstanding divided by a rolling four quarter EBITDA calculation, of 4.0 or less. In connection with the March 11, 2013 borrowing base redetermination, the Credit Agreement was amended to delay first measurement of the current ratio until March 31, 2014 (see Note 18).

Subject to certain exceptions, the Credit Agreement contains various covenants that limit the Company’s, along with its subsidiaries’, ability to take certain actions, including, but not limited to, the following:

•	incur indebtedness or grant liens on any of its assets;

•	enter into commodity hedging agreements;

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 6 — REVOLVING CREDIT AGREEMENT — Continued

•	declare or pay dividends, distributions or redemptions;

•	merge or consolidate;

•	make any loans or investments;

•	engage in transactions with affiliates; and

•	engage in certain asset dispositions, including a sale of all or substantially all of its assets.

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

At December 31, 2012, the Company believes that it was in compliance with the terms of its Credit Agreement.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 7 — INCOME TAXES

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company’s net deferred tax position as of December 31, 2012 and 2011, respectively, is as follows (in thousands).

	December 31,
	2012	2011
Current deferred tax assets
Property and equipment	$233	$113
Other	869
Net operating loss carryforwards	–	13

Total current deferred tax assets	1,102	126

Valuation allowance on current deferred tax assets	(202)	–

Total current deferred tax assets, net of valuation allowance	900	126
Current deferred tax liabilities
Unrealized gain on derivatives	(1,311)	(2,998)
Other	–	(152)

Total current deferred tax liabilities	(1,311)	(3,150)

Net current deferred tax liability	$(411)	$(3,024)

Non-current deferred tax assets
Net operating loss carryforwards	$44,654	$24,034
Alternative minimum tax carryforward	6,660	6,660

Total non-current deferred tax assets	51,314	30,694

Valuation allowance on non-current deferred tax assets	(10,058)	–

Total non-current deferred tax assets, net of valuation allowance	41,256	30,694
Non-current deferred tax liabilities
Unrealized gain on derivatives	(262)	(324)
Property and equipment	(36,363)	(27,070)
Other	(4,220)	(1,706)

Total non-current deferred tax liabilities	(40,845)	(29,100)

Net non-current deferred tax asset	$411	$1,594

At December 31, 2012, the Company had net operating loss carryforwards of $123.3 million for federal income tax purposes and $30.3 million for state income tax purposes available to offset future taxable income, as limited by the applicable provisions, and which expire at various dates beginning December 31, 2027 for the federal net operating loss carryforwards. The state net operating loss carryforwards began expiring at various dates beginning December 31, 2013 for the state of New Mexico; however, the significant portion of the Company’s state net operating loss carryforwards expire beginning in 2027.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 7 — INCOME TAXES — Continued

At June 30, 2012, the net capitalized costs of the Company’s oil and natural gas properties less related deferred income taxes exceeded the full-cost ceiling by $21.3 million. As a result, the Company recorded an impairment charge of $33.2 million to the net capitalized costs of its oil and natural gas properties and a deferred income tax credit of $11.9 million. At September 30, 2012, the net capitalized costs of the Company’s oil and natural gas properties less related deferred income taxes exceeded the full-cost ceiling by $2.3 million. As a result, the Company recorded an impairment charge of $3.6 million to the net capitalized costs of its oil and natural gas properties and a deferred income tax credit of $1.3 million. This deferred income tax credit exceeded the Company’s deferred tax liabilities at September 30, 2012. As a result, the Company established a valuation allowance of $2.4 million at September 30, 2012 due to uncertainties regarding the future realization of its deferred tax assets. At December 31, 2012, the net capitalized costs of the Company’s oil and natural gas properties less related deferred income taxes exceeded the full-cost ceiling by $17.3 million. As a result, the Company recorded an impairment charge of $26.7 million to the net capitalized costs of its oil and natural gas properties and a deferred income tax credit of $9.4 million. This deferred income tax credit exceeded the Company’s deferred tax liabilities at December 31, 2012. As a result, the Company increased the previously established valuation allowance by $7.9 million to maintain a full valuation allowance of $10.3 million against the Company’s net deferred tax assets.

The Company also recorded an impairment charge of $23.0 million to its net capitalized costs, net of a deferred income tax credit of $12.7 million related to the full-cost ceiling limitation during the first quarter ended March 31, 2011. This deferred income tax credit exceeded the Company’s deferred tax liabilities at March 31, 2011. As a result, the Company established a valuation allowance at March 31, 2011 and retained a valuation allowance until the fourth quarter of the year ended December 31, 2011 due to uncertainties regarding the future realization of its deferred tax assets. At December 31, 2011, the Company assessed the valuation allowance and determined that the allowance was no longer required.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 7 — INCOME TAXES — Continued

The income tax expense reconciled to the tax computed at the statutory federal rate for the years ended December 31, 2012, 2011 and 2010, respectively, is as follows (in thousands).

	Year ended December 31,
	2012	2011	2010
Current income tax (benefit) provision
State income tax	$–	$(46)	$–
Federal alternative minimum tax	–	–	(1,411)

Net current income tax benefit	–	(46)	(1,411)
Deferred income tax provision (benefit)
Federal tax expense at statutory rate (34%)	(11,767)	(5,319)	3,365
Statutory depletion carryforward	–	231	(157)
State income tax	(819)	(435)	–
Change in state rate applied	–	–	275
Nondeductible expense	(122)	48	38
Permanent differences(1)	1,018	–	–
Federal alternative minimum tax	–	–	1,411
Change in valuation allowance	10,260	–	–

Net deferred income tax (benefit) provision	(1,430)	(5,475)	4,932

Total income tax (benefit) provision	$(1,430)	$(5,521)	$3,521

(1)	Amount is primarily attributable to stock-based compensation.

The Company files a United States federal income tax return and several state tax returns, a number of which remain open for examination. The tax years open for examination for the federal tax return are 2009, 2010, 2011 and 2012. The tax years open for examination by the state of Texas are 2008, 2009, 2010, 2011 and 2012. The tax years open for examination by the state of New Mexico are 2009, 2010, 2011 and 2012. The tax years open for examination by the state of Louisiana are 2009, 2010, 2011 and 2012.

NOTE 8 — STOCK-BASED COMPENSATION

Stock Options, Restricted Stock, Restricted Stock Units, Stock and Performance Awards

In 2003 the Company’s Board of Directors and shareholders approved the Matador Resources Company 2003 Stock and Incentive Plan (the “2003 Plan”). The 2003 Plan, as amended, provided that a maximum of 3,481,569 shares of Class A common stock in the aggregate could be issued pursuant to options or restricted stock grants. The persons eligible to receive awards under the 2003 Plan included employees, directors, contractors or advisors of the Company.

Effective January 1, 2012, the Board of Directors adopted the 2012 Long-Term Incentive Plan (the “2012 Incentive Plan”). The 2012 Incentive Plan was also approved by the Company’s shareholders at its Annual Meeting of Shareholders on June 7, 2012. The 2012 Incentive Plan provides for a maximum of

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 8 — STOCK-BASED COMPENSATION — Continued

4,000,000 shares of common stock in the aggregate that may be issued by the Company pursuant to grants of stock options, restricted stock, stock appreciation rights, restricted stock units or other performance awards. The persons eligible to receive awards under the 2012 Incentive Plan include employees, directors, contractors or advisors of the Company. The primary purpose of the 2012 Incentive Plan is to attract and retain key employees, key contractors and outside directors and advisors of the Company. With the adoption of the 2012 Incentive Plan, the Company does not plan to make any future awards under the 2003 Plan, but the 2003 Plan will remain in place until all awards outstanding under that plan have been settled.

The 2003 Plan and the 2012 Incentive Plan are administered by the independent members of the Board of Directors, which determines the number of options or restricted shares to be granted, the effective dates, the terms of the grants and the vesting periods. The Company typically uses newly issued shares of common stock to satisfy option exercises or restricted share grants. All stock-based compensation awards granted during 2012 were granted under the 2012 Incentive Plan, while all stock-based compensation awards granted prior to January 1, 2012 were granted under the 2003 Plan.

Stock Options

Historically, stock option awards have been granted to purchase the Company’s common stock at an exercise price equal to the fair market value on the date of grant, a typical vesting period of four years and a typical maximum term of five or ten years.

On November 22, 2010, the Company changed its method of accounting for its then-outstanding stock options granted under the 2003 Plan, reclassifying all then-outstanding stock options from equity to liability instruments (see Note 2). At December 31, 2010, the Company measured and recognized the liability associated with its outstanding stock options using the intrinsic value method and an estimated fair value of $11.00 per share for the Company’s common stock. The fair value of equity stock option awards granted during the year ended December 31, 2010, prior to the reclassification, under the 2003 Plan was estimated using the following weighted average assumptions at December 31, 2010.

Stock option pricing model	Binomial Lattice
Expected option life	5.41 years
Risk-free interest rate	2.58%
Volatility	46.17%
Dividend yield	0.0%
Estimated forfeiture rate	11.15%
Weighted average fair value of stock option awards granted during the year	$3.02

Effective upon filing its initial Registration Statement with the SEC in August 2011, the Company adopted the fair value method and used an estimated fair value of $12.00 per share to measure and recognize the liability associated with its outstanding stock options. The Company recorded $1.1 million in additional general and administrative expenses during 2011 due to this change in the valuation method from the intrinsic value method to the fair value method.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 8 — STOCK-BASED COMPENSATION — Continued

The Company granted no stock option awards during the year ended December 31, 2011. The fair value of stock option awards outstanding under the 2003 Plan was estimated using the following weighted average assumptions at December 31, 2012 and 2011.

	2012	2011
Stock option pricing model	Black Scholes Merton	Black Scholes Merton
Expected option life	0.89 years	1.04 years
Risk-free interest rate	0.25%	0.37%
Volatility	54.28%	61.41%
Dividend yield	0.00%	0.00%
Estimated forfeiture rate	0.70%	1.04%

During 2012, the Company began granting stock-based compensation awards under the 2012 Incentive Plan. Stock option awards granted under this plan are accounted for as equity instruments. The weighted average grant date fair value was estimated using the following weighted average assumptions during the year ended December 31, 2012.

Stock option pricing model	Black Scholes Merton
Expected option life	4.44 years
Risk-free interest rate	0.71%
Volatility	71.16%
Dividend yield	0.00%
Estimated forfeiture rate	5.46%
Weighted average fair value of stock option awards granted during the year	$5.95

The Company estimated the future volatility of its common stock using the historical value of its peer group for a period of time commensurate with the expected term of the stock option due to the lack of historical trading data available for its common stock. The expected term was estimated using the simplified method outlined in Staff Accounting Bulletin Topic 14. The risk free interest rate is the rate for constant yield U.S. Treasury securities with a term to maturity that is consistent with the expected term of the award.

Summarized information about stock options outstanding at December 31, 2012 under the Company’s 2003 Plan and the 2012 Incentive Plan is as follows (in thousands, except price data).

	Number of options	Weighted average exercise price
Options outstanding at December 31, 2011	1,025	$9.75
Options granted	656	10.79
Options exercised	(296)	9.00
Options forfeited	(248)	11.43
Options expired	(70)	9.95

Options outstanding at December 31, 2012	1,067	$10.19

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 8 — STOCK-BASED COMPENSATION — Continued

	Options outstanding at December 31, 2012			Options exercisable at December 31, 2012
Range of exercise prices	Shares outstanding	Weighted average remaining contractual life	Weighted average exercise price	Shares exercisable	Weighted average exercise price
$7.50-$9.00	139	6.34 years	$8.77	66	$8.75
$10.00-$13.33	928	2.37 years	$10.41	459	$10.32

At December 31, 2012, the aggregate intrinsic value was zero for both the outstanding options and the exercisable options, based on our quoted closing market price of $8.20 per share on that date. The remaining weighted average contractual term of exercisable options at December 31, 2012 was 1.06 years.

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.9 million, $0.2 million and $2.2 million, respectively. The tax related benefit realized from the exercise of stock options totaled zero, zero and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

During the years ended December 31, 2012, 2011 and 2010, the Company recognized $(0.7) million, $2.1 million and $0.6 million, respectively, in stock compensation expense attributable to stock options. At December 31, 2012 and 2011, the Company had recorded $0.3 million and $0.3 million of long-term liabilities and $0.1 million and $2.9 million of current liabilities, respectively, related to its outstanding liability based stock options. The Company paid zero, $0.1 million and $0.4 million in settlement of liability based awards for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, the total remaining unrecognized compensation expense related to unvested stock options was approximately $2.3 million and the weighted average remaining requisite service period (vesting period) of all unvested stock options was approximately 2.83 years.

The fair value of option shares vested during 2012, 2011 and 2010 was $0.3 million, $1.0 million and $2.4 million, respectively.

Restricted Stock, Restricted Stock Units and Common Stock

The Company has granted stock, restricted stock and restricted stock unit awards to employees, outside directors and advisors of the Company under the 2003 Plan and the 2012 Incentive Plan. The stock and restricted stock are issued upon grant, with the restrictions being removed upon vesting. The restricted stock units are issued upon vesting, unless the recipient makes an election to defer issuance for a term no longer than two years after vesting. No such elections were made with respect to the 2012 restricted stock unit awards. The 2012 restricted stock awards included 116,841 performance based awards. These shares vest based on the outcome of the Company’s total shareholder return over a three-year period beginning March 19, 2012 and ending April 15, 2015 as compared to a designated peer group. This award may result in the vesting of an aggregate of up to 116,841 restricted stock units in addition to the restricted stock grants. If the performance conditions are not met, however, this award may result in no performance based restricted stock being vested and no restricted stock units being vested. The fair value of this award was

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 8 — STOCK-BASED COMPENSATION — Continued

estimated based on the most likely outcome of the award as determined by the Monte Carlo method. A total of 13,833 shares of restricted stock awards granted in 2012 vested immediately upon grant, and the remaining 2012 restricted stock and restricted stock units awards vest over the service period, which ranges from one year to a maximum of four years.

A summary of the non-vested restricted stock and restricted stock units as of December 31, 2012 is presented below (in thousands, except fair value).

	Restricted Stock				Restricted Stock Units
	Service Based		Performance Based		Service Based		Performance Based
Non-vested restricted stock and restricted stock units	Shares	Weighted average fair value	Shares	Weighted average fair Value(1)	Shares	Weighted average fair value	Shares	Weighted average fair Value(1)
Non-vested at January 1, 2012	8	$11.00	–	$–	–	$–	–	$–
Granted	207	9.66	117	13.24	54	10.04	117	–
Vested	(18)	8.72	–	–	–	–	–	–
Forfeited	(15)	10.76	(7)	13.24	(2)	11.02	(7)	–

Non-vested at December 31, 2012	182	$9.72	110	$13.24	52	$10.00	110	$–

(1)

The fair value of these restricted stock units is reflected in the fair value of the performance based restricted stock, which was estimated based on the most likely outcome of the award as determined by the Monte Carlo method.

At December 31, 2012, the aggregate intrinsic value for the restricted stock and restricted stock units outstanding was $3.7 million as calculated based on the maximum number of shares of restricted stock, performance based restricted stock and restricted stock units vesting, using the stock price on December 31, 2012.

During the years ended December 31, 2012, 2011 and 2010, the Company recognized $0.7 million, approximately $44,000 and $0.1 million, respectively, in stock compensation expense attributable to restricted stock and restricted stock units.

At December 31, 2012, the total remaining unrecognized compensation expense related to unvested restricted stock and restricted stock units was approximately $3.0 million and the weighted average remaining requisite service period (vesting period) of all non-vested restricted stock and restricted stock units was approximately 2.23 years.

The fair value of restricted stock and restricted stock units vested during 2012, 2011 and 2010 was $44,000, $44,000 and $46,330, respectively.

The total tax benefit recognized for stock-based compensation was $0.3 million, $0.9 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 8 — STOCK-BASED COMPENSATION — Continued

In February 2013, options to purchase 408,000 shares of the Company’s common stock at $10.00 per share expired unexercised or were forfeited (see Note 18).

During the years ended December 31, 2012, 2011 and 2010, the Company issued shares of common stock to certain members of its Board of Directors. The Company also issued shares of common stock to certain outside advisors who do not meet the definition of employees under ASC 718. The Company used the fair value of the stock issued on the grant date to recognize the expense related to these awards. The Company recognized $0.1 million, $0.2 million and $0.2 million in stock compensation expense attributable to these awards for the years ended December 31, 2012, 2011 and 2010, respectively.

In October 2008, the Company’s Board of Directors approved the adoption of the Employee Share Repurchase Program (“Repurchase Program”) authorizing the Company to repurchase shares of its Class A common stock from its employees, directors and officers, subject to certain conditions and restrictions. In 2010, the Company repurchased 117,505 shares of Class A common stock at $11.00 per share from thirteen employees (including the Executive Vice President, Chief Financial Officer and Chief Operating Officer, the Executive Vice President — Operations and the Vice President — Reservoir Engineering). No director nor the Company’s Chairman and Chief Executive Officer has ever participated in the Repurchase Program. The Company’s Board of Directors terminated the Repurchase Program in April 2011, and the Company is no longer authorized to repurchase shares of common stock from its employees, directors and officers. No shares were repurchased in 2011 prior to the termination of the Repurchase Program by the Board of Directors.

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

As of December 31, 2012, the Company had secured the loans of four employees pursuant to this Loan Program in the aggregate amount of $0.2 million. The Company considers the fair value of this aggregate guaranty to be minimal and has recorded no liability provision associated with this guaranty on its consolidated balance sheets in any reporting period presented. The Company’s Board of Directors terminated the Loan Program in April 2011, and the Company is no longer authorized to provide financial guaranties for additional loans. No new loans were guaranteed in 2011 prior to the termination of the Loan Program by the Board of Directors.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 9 — EMPLOYEE BENEFIT PLANS

401(k) Plan

Effective July 3, 2003, the Company established a defined contribution retirement plan. All full-time Company employees are eligible to join the plan the first day of the calendar month immediately following their date of employment. Each Participant may contribute up to the maximum allowable under the Internal Revenue Code. Each year, the Company makes a contribution to the plan which equals 3% of the employee’s annual compensation, referred to as the Employer’s Safe Harbor Non-Elective Contribution. The Company’s Safe Harbor match was approximately $0.2 million in each of 2012, 2011 and 2010. In addition, each year, the Company may determine and make a discretionary matching contribution as well as additional contributions. The Company’s discretionary matching contributions totaled $0.3 million, $0.2 million and $0.2 million in 2012, 2011 and 2010, respectively. The Company made no additional discretionary contributions in any reporting period presented.

NOTE 10 — COMMON STOCK

Dividends

At December 31, 2011 and 2010, the Company had issued two classes of common stock, Class A and Class B. In February 2012, upon the consummation of the Company’s Initial Public Offering, the Class B shares were converted to Class A shares, which are now referred to as common stock. The holders of the Class B shares were entitled to be paid cumulative dividends at a per share rate of $0.26-2/3 annually out of funds legally available for the payment of dividends. These dividends were accrued and paid quarterly. Dividends declared and paid during 2012 were $27,643. Dividends declared during 2011 and 2010 totaled $0.3 million in each year. Dividends for the fourth quarter of 2011 were accrued and paid in January 2012. Dividends for the fourth quarter of 2010 and 2009 were accrued and paid in January 2011 and 2010, respectively. As of December 31, 2012, the Company has not paid any dividends to holders of the Class A shares.

Stock Offerings, Retirement and Issuances

On August 12, 2011, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933 to commence the Initial Public Offering. The Company’s Registration Statement (File 333-176263), as amended, was declared effective by the SEC on February 1, 2012. The underwriters for the Company’s Initial Public Offering were RBC Capital Markets, LLC; Citigroup Global Markets, Inc.; Jefferies & Company, Inc.; Howard Weil Incorporated; Stifel, Nicolaus & Company, Incorporated; Simmons & Company International; Stephens Inc.; and Comerica Securities, Inc. On February 2, 2012, shares of the Company’s common stock began trading on the New York Stock Exchange under the symbol “MTDR” at an initial offering price of $12.00 per share.

Pursuant to its Prospectus dated February 1, 2012, the Company and the selling shareholders offered 13,333,334 shares of the Company’s common stock for sale. The Company offered 11,666,667 shares of its common stock, and the selling shareholders offered 1,550,000 shares. On February 7, 2012, the Company closed the Initial Public Offering and issued 11,666,667 shares of its common stock pursuant to the Initial Public Offering.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 10 — COMMON STOCK — Continued

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

Pursuant to the Initial Public Offering and the over-allotment, the Company issued a total of 12,209,167 shares of its common stock at $12.00 per share and received estimated net proceeds of approximately $133.6 million after deducting the underwriters’ discounts and commissions and the estimated legal, accounting and other fees associated with the offering. The Company did not receive any proceeds from the sale of shares of its common stock by the selling shareholders. On February 8, 2012, the Company used the net proceeds of the offering to repay the $123.0 million in borrowings then outstanding under its Credit Agreement in full. The Company used the remaining net proceeds of the offering to fund a portion of its 2012 capital expenditures.

Concurrent with the completion of the Initial Public Offering, all 1,030,700 outstanding shares of the Company’s Class B common stock were converted to Class A common stock on a one-for-one basis. In addition, in February 2012, the Company issued an additional 295,500 shares of its Class A common stock pursuant to the exercise of stock options and received net proceeds of $2.7 million. The Class A common stock is now referred to as the common stock.

In October 2010, the Board of Directors approved and authorized the private offering and sale of additional shares of the Company’s Class A common stock at $11.00 per share in the period from October 2010 through January 2011. As of December 31, 2010, the Company sold approximately 1.9 million shares and received net proceeds of $20.5 million. In January 2011, the Company sold an additional 53,772 shares as part of this offering and received net proceeds of approximately $0.6 million. The Company also sold 11,000 shares of Class A common stock at $9.00 per share to an accredited investor and received gross and net proceeds of $99,000 in May 2010.

Treasury Stock

The increase of 21,876 shares in treasury stock outstanding during 2012 represents forfeitures of non-vested restricted stock awards. During 2010, the Company issued 6,000 shares of Class A common stock valued at $7.50-$9.00 per share from treasury stock. The Company also purchased 1.1 million shares of Class A common stock for $9.00-$11.00 per share. These purchases included 1,000,000 shares of Class A common stock purchased from five shareholders, all advised by Wellington Management Company, in April 2010 at $9.00 per share, for a total of $9.0 million.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, the Company uses derivative financial instruments to mitigate its exposure to commodity price risk associated with oil, natural gas and natural gas liquids prices. These instruments consist of put and call options in the form of costless collars and swap contracts. The Company records derivative financial instruments on its balance sheet as either an asset or a liability measured at fair value. The Company has elected not to apply hedge accounting for its existing derivative financial instruments. As a result, the Company recognizes the change in derivative fair value between reporting periods currently in its consolidated statement of operations as an unrealized gain or loss. The fair value of the Company’s derivative financial instruments is determined using purchase and sale information available for similarly traded securities. Comerica Bank and RBC (or affiliates thereof) were the counterparties for our commodity derivatives at December 31, 2012. We have considered the credit standings of the counterparties in determining the fair value of our derivative financial instruments.

During 2012 and 2011, the Company entered into various costless collar contracts to mitigate its exposure to fluctuations in oil prices, each with an established price floor and ceiling. For each calculation period, the specified price for determining the realized gain or loss pursuant to any of these transactions is the arithmetic average of the settlement prices for the NYMEX West Texas Intermediate oil futures contract for the first nearby month corresponding to the calculation period’s calendar month. When the settlement price is below the price floor established by these collars, the Company receives from its counterparties an amount equal to the difference between the settlement price and the price floor multiplied by the contract oil volume. When the settlement price is above the price ceiling established by these collars, the Company pays to its counterparties an amount equal to the difference between the settlement price and the price ceiling multiplied by the contract oil volume.

During 2012, the Company entered into various swap contracts to mitigate its exposure to fluctuations in oil prices, each with an established fixed price. For each calculation period, the specified price for determining the realized gain or loss pursuant to any of these transactions is the arithmetic average of the settlement prices for NYMEX West Texas Intermediate oil futures contract for the first nearby month corresponding to the calculation period’s calendar month. When the settlement price is below the fixed price established by these swaps, the Company receives from its counterparties an amount equal to the difference between the settlement price and the fixed price multiplied by the contract oil volume. When the settlement price is above the fixed price established by these swaps the Company pays to its counterparties an amount equal to the difference between the settlement and the fixed price multiplied by the contract oil volume.

During 2012, 2011, and 2010, the Company entered into various costless collar transactions for natural gas, each with an established price floor and ceiling. For each calculation period, the specified price for determining the realized gain or loss to the Company pursuant to any of these transactions is the settlement price for the NYMEX Henry Hub natural gas futures contract for the delivery month corresponding to the calculation period’s calendar month for the last day of that contract period. When the settlement price is below the price floor established by these collars, the Company receives from its counterparties an amount equal to the difference between the settlement price and the price floor multiplied by the contract natural gas volume. When the settlement price is above the price ceiling established by these collars, the Company pays to its counterparties an amount equal to the difference between the settlement price and the price ceiling multiplied by the contract natural gas volume.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued

During 2012, the Company entered into various swap contracts to mitigate its exposure to fluctuations in natural gas liquids (“NGL”) prices on a portion of its future anticipated NGL production, each with an established fixed price. For each calculation period, the settlement price for determining the realized gain or loss to the Company pursuant to any of these transactions is the arithmetic average of any current month for delivery on the nearby month futures contracts of the underlying commodity as stated on the “Mont Belvieu Spot Gas Liquids Prices: NON-TET prop” on the pricing date. When the settlement price is below the fixed price established by these swaps, the Company receives from its counterparties an amount equal to the difference between the settlement price and the fixed price multiplied by the contract NGL volume. When the settlement price is above the fixed price established by these swaps, the Company pays to its counterparties an amount equal to the difference between the settlement price and the fixed price multiplied by the contract NGL volume.

At December 31, 2012, the Company had various costless collar contracts open and in place to mitigate its exposure to oil and natural gas price volatility, each with a specific term (calculation period), notional quantity (volume hedged) and price floor and ceiling. Each contract is set to expire at varying times during 2013 and 2014.

At December 31, 2012, the Company had various swap contracts open and in place to mitigate its exposure to oil and NGL price volatility, each with a specific term (calculation period), notional quantity (volume hedged) and fixed price. Each contract is set to expire at varying times during 2013.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued

The following is a summary of the Company’s open costless collar contracts for oil and natural gas and open swap contracts for oil and natural gas liquids at December 31, 2012.

Commodity	Calculation Period	Notional Quantity (Bbl/month)	Price Floor ($/Bbl)	Price Ceiling ($/Bbl)	Fair Value of Asset (thousands)
Oil	01/01/2013 - 03/31/2013	20,000	90.00	110.00	$122
Oil	01/01/2013 - 12/31/2013	20,000	85.00	102.25	96
Oil	01/01/2013 - 12/31/2013	20,000	90.00	115.00	980
Oil	01/01/2013 - 12/31/2013	20,000	85.00	110.40	471
Oil	01/01/2013 - 12/31/2013	20,000	85.00	108.80	418
Oil	01/01/2013 - 06/30/2014	8,000	90.00	114.00	666
Oil	01/01/2013 - 06/30/2014	12,000	90.00	115.50	1,036

Total open oil costless collar contracts					3,789

Commodity	Calculation Period	Notional Quantity (MMBtu/month)	Price Floor ($/MMBtu)	Price Ceiling ($/MMBtu)	Fair Value of Asset (Liability) (thousands)
Natural Gas	01/01/2013 - 07/31/2013	150,000	4.50	5.75	1,154
Natural Gas	01/01/2013 - 12/31/2013	100,000	3.00	3.83	(146)
Natural Gas	01/01/2013 - 12/31/2013	100,000	3.00	4.95	40
Natural Gas	01/01/2013 - 12/31/2013	100,000	3.00	4.96	41
Natural Gas	01/01/2014 - 12/31/2014	100,000	3.25	5.37	19
Natural Gas	01/01/2014 - 12/31/2014	100,000	3.25	5.42	27

Total open natural gas costless collar contracts					1,135

Commodity	Calculation Period	Notional Quantity (Bbl/month)	Fixed Price ($/Bbl)	Fair Value of Liability (thousands)
Oil	01/01/2013 - 12/31/2013	10,000	90.20	(362)
Oil	01/01/2013 - 12/31/2013	10,000	90.65	(308)

Total open oil swap contracts				(670)

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued

Commodity	Calculation Period	Notional Quantity (Gal/month)	Fixed Price ($/Gal)	Fair Value of Asset (Liability) (thousands)
Purity Ethane	01/01/2013 - 12/31/2013	110,000	0.335	106
Purity Ethane	01/01/2013 - 12/31/2013	110,000	0.355	133
Propane	01/01/2013 - 12/31/2013	53,000	0.953	13
Propane	01/01/2013 - 12/31/2013	53,000	1.001	43
Normal Butane	01/01/2013 - 12/31/2013	14,700	1.455	(29)
Normal Butane	01/01/2013 - 12/31/2013	14,700	1.560	(10)
Isobutane	01/01/2013 - 12/31/2013	7,000	1.515	(18)
Isobutane	01/01/2013 - 12/31/2013	7,000	1.625	(9)
Natural Gasoline	01/01/2013 - 12/31/2013	12,000	2.025	(8)
Natural Gasoline	01/01/2013 - 12/31/2013	12,000	2.085	1
Natural Gasoline	01/01/2013 - 12/31/2013	12,000	2.102	3

Total open NGL swap contracts				$225

Total open derivative financial instruments				$4,479

The following table summarizes the location and aggregate fair value of all derivative financial instruments recorded in the consolidated balance sheets for the periods presented (in thousands). These derivative financial instruments are not designated as hedging instruments.

Type of Instrument	Location in Balance Sheet	December 31, 2012	December 31, 2011
Derivative Instrument
Oil	Current assets: Derivative instruments	$3,064	$–
Oil	Other assets: Derivative instruments	725	–
Oil	Current liabilities: Derivative instruments	(670)	(171)
Oil	Long-term liabilities: Derivative instruments	–	(383)
Natural Gas	Current assets: Derivative instruments	1,089	8,989
Natural Gas	Other assets: Derivative instruments	46	847
Natural Gas	Long-term liabilities: Derivative instruments	–	–
NGL’s	Current assets: Derivative instruments	225	–
NGL’s	Long-term liabilities: Derivative instruments	–	–

Total		$4,479	$9,282

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued

The following table summarizes the location and aggregate fair value of all derivative financial instruments recorded in the consolidated statements of operations for the periods presented (in thousands). These derivative financial instruments are not designated as hedging instruments.

Type of Instrument	Location in Statement of Operations	Year Ended December 31,
		2012	2011	2010
Derivative Instrument
Oil	Revenues: Realized gain on derivatives	$2,047	$–	$–
Natural Gas	Revenues: Realized gain on derivatives	11,892	7,106	5,299
NGL’s	Revenues: Realized gain on derivatives	21	–	–

Realized gain on derivatives		13,960	7,106	5,299
Oil	Revenues: Unrealized gain (loss) on derivatives	3,673	(554)	–
Natural Gas	Revenues: Unrealized (loss) gain on derivatives	(8,700)	5,692	3,139
NGL’s	Revenues: Unrealized gain on derivatives	225	–	–

Unrealized (loss) gain on derivatives		(4,802)	5,138	3,139

Total		$9,158	$12,244	$8,438

NOTE 12 — FAIR VALUE MEASUREMENTS

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

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 12 — FAIR VALUE MEASUREMENTS — Continued

At December 31, 2012 and 2011, the carrying values reported on the consolidated balance sheets for cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities, royalties payable, income taxes payable, advances from joint interest owners and other current liabilities approximate their fair values due to their short-term maturities and are classified at Level 1.

At December 31, 2012 and 2011, the carrying value of borrowings under the Credit Agreement approximates fair value as it is subject to short-term floating interest rates that reflect market rates available to the Company at the time and is classified at Level 2.

The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of December 31, 2012 and 2011 (in thousands).

Description	Fair Value Measurements at December 31, 2012 using
	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Certificates of deposit	$–	$230	$–	$230
Oil, natural gas and NGL derivatives	–	5,149	–	5,149
Oil, natural gas and NGL derivatives	–	(670)	–	(670)

Total	$–	$4,709	$–	$4,709

Description	Fair Value Measurements at December 31, 2011 using
	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Certificates of deposit	$–	$1,335	$–	$1,335
Oil and natural gas derivatives	–	9,836	–	9,836
Oil and natural gas derivatives	–	(554)	–	(554)

Total	$–	$10,617	$–	$10,617

The Company’s accounting policies for certificates of deposit and derivative financial instruments are discussed in Note 2; additional disclosures related to derivative financial instruments are provided in Note 11. For purposes of fair value measurement, the Company determined that certificates of deposit and derivative financial instruments (e.g., oil, natural gas and NGL derivatives) should be classified at Level 2.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 12 — FAIR VALUE MEASUREMENTS — Continued

The Company accounts for additions to asset retirement obligations and impairment of lease and well equipment inventory at fair value on a non-recurring basis. The following tables summarize the valuation of the Company’s assets and liabilities that were accounted for at fair value on a non-recurring basis as of December 31, 2012 and 2011 (in thousands).

Description	Fair Value Measurements at December 31, 2012 using
	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Asset retirement obligations	$–	$–	$(1,243)	$(1,243)
Lease and well equipment inventory	–	–	34	34

Total	$–	$–	$(1,209)	$(1,209)

Description	Fair Value Measurements at December 31, 2011 using
	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Asset retirement obligations	$–	$–	$(187)	$(187)
Lease and well equipment inventory	–	–	1,343	1,343

Total	$–	$–	$1,156	$1,156

The Company’s accounting policies for asset retirement obligations are discussed in Note 2; reconciliations of the Company’s asset retirement obligations are provided in Note 4 for the periods presented. For purposes of fair value measurement, the Company determined that the additions to asset retirement obligations should be classified at Level 3. The Company recorded additions to asset retirement obligations of approximately $1.2 million and $0.2 million in 2012 and 2011, respectively.

The Company’s accounting policies for lease and well equipment inventory are discussed in Note 2. For purposes of fair value measurement, the Company determined that lease and well equipment inventory should be classified at Level 3. The Company recorded an impairment to some of its equipment held in inventory, consisting primarily of drilling rig parts, of $425,000 and $17,500 in 2012 and 2011, respectively. The Company recorded an impairment to some of its equipment held in inventory, consisting primarily of pipe and other equipment, of $60,464 and $22,276 in 2012 and 2011, respectively. The Company periodically obtains estimates of the market value of its equipment held in inventory from an independent third-party contractor or seller of similar equipment and uses these estimates as a basis for its measurement of the fair value of this equipment.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Office Lease

The Company’s corporate headquarters are located in 28,743 square feet of office space at One Lincoln Centre, 5400 LBJ Freeway, Suite 1500, Dallas, Texas. The office lease commencement date was September 25, 2003 with an expiration date of June 30, 2011. In April 2011, the Company entered into a restated third amendment to its office lease agreement in which the office space was increased to 28,743 square feet and the term of the lease was extended to June 30, 2022. The effective base rent over the term of the new lease extension is $19.75 per square foot per year. The base rate escalates several times during the course of the lease, specifically in July 2015, July 2017, July 2019 and July 2020. This lease was amended subsequent to December 31, 2012 (see Note 18).

The following is a schedule of future minimum lease payments required under the office lease agreement as of December 31, 2012 (in thousands).

Year ending December 31,	Amount
2013	$575
2014	575
2015	589
2016	604
2017	618
Thereafter	2,995

Total	$5,956

Rent expense, including fees for operating expenses and consumption of electricity, was $0.6 million, $0.5 million and $0.4 million for 2012, 2011 and 2010, respectively.

Other Commitments

At December 31, 2012, the Company had entered into two drilling rig contracts to explore and develop its Eagle Ford acreage in South Texas. The two rigs began drilling on the Company’s acreage in March and December 2012, respectively. The first contract is for a term of 365 days and the second is for a term of 270 days. Should the Company elect to terminate one or both contracts and if the drilling contractor were unable to secure work for one or both rigs or if the drilling contractor were unable to secure work for one or both rigs at the same daily rates being charged to the Company prior to the end of their respective contract terms, the Company would incur termination obligations. The Company’s maximum outstanding aggregate termination obligations under these contracts were approximately $5.1 million at December 31, 2012. The contract for the first rig was renegotiated in March 2013 (see Note 18).

Natural Gas and NGL Processing and Transportation Commitments

Effective September 1, 2012, the Company entered into a firm five-year natural gas processing and transportation agreement whereby the Company committed to transport the anticipated natural gas production from a significant portion of its Eagle Ford acreage in South Texas through the counterparty’s

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 13 — COMMITMENTS AND CONTINGENCIES — Continued

system for processing at the counterparty’s facilities. The agreement also includes firm transportation of the natural gas liquids extracted at the counterparty’s processing plant downstream for fractionation. After processing, the residue natural gas is purchased by the counterparty at the tailgate of its processing plant and further transported under its firm natural gas transportation agreements. The arrangement contains fixed processing and liquids transportation and fractionation fees, and the revenue the Company receives varies with the quality of natural gas transported to the processing facilities and the contract period.

Under this agreement, if the Company does not meet 80% of the maximum thermal quantity transportation and processing commitments in a contract year, it will be required to pay a deficiency fee per MMBtu of natural gas deficiency. Any quantity in excess of the maximum MMBtu delivered in a contract year can be carried over to the next contract year for purposes of calculating the natural gas deficiency. The Company believes that its current and anticipated production from the wells covered by this agreement is sufficient to meet 80% of the maximum thermal quantity transportation and processing commitments under this agreement. The Company paid approximately $0.3 million in processing and transportation fees under this agreement during the year ended December 31, 2012.

The aggregate undiscounted minimum commitments under this agreement at December 31, 2012 are as follows (in thousands).

Year ending December 31, 2012	Amount
2013	$5,985
2014	4,731
2015	2,992
2016	1,800
2017	1,195

Total	$16,703

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

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 13 — COMMITMENTS AND CONTINGENCIES — Continued

The plaintiffs brought this claim against the Company on May 15, 2008 in the First Judicial District Court, Caddo Parish, Louisiana (the “Trial Court”). The plaintiffs sought (i) reformation or rescission of the lease extension, (ii) an accounting for additional royalty, (iii) monetary damages and (iv) attorney’s fees. During the pendency of the case in the Trial Court, the Company settled with one lessor who owned a 1/6th undivided interest in the minerals. Since May 2008, the Trial Court has rendered multiple rulings in the favor of the Company, including a unanimous jury verdict in favor of the Company in the fall of 2010. Final judgment of the Trial Court was rendered in favor of Matador on June 6, 2011. On August 1, 2012, the Louisiana Second Circuit of Appeal (the “Court of Appeal”) affirmed in part and reversed in part the judgment of the Trial Court and remanded the case to the Trial Court for determination of damages. The Court of Appeal affirmed the Trial Court with respect to the 1/6th royalty owner that settled and also affirmed that the Company’s lease extension was unambiguous. Nonetheless, the Court of Appeal reformed the lease extension to cover only approximately 169 gross acres, holding that the deep rights covering the remaining 1,636 gross acres had expired. The Court of Appeal denied the Company’s motion for rehearing, and the Company and certain other defendants filed an appeal with the Louisiana Supreme Court. The Louisiana Supreme Court has granted the requests to hear an appeal of the Court of Appeal’s decision.

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

The Company is a defendant in several other lawsuits encountered in the ordinary course of its business. In the opinion of management, it is remote that these lawsuits will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

General Federal and State Regulations

Oil and natural gas exploration, development, production and related operations are subject to extensive federal, state and local laws, rules and regulations. Failure to comply with these laws, rules and regulations can result in substantial monetary penalties or delay or suspension of operations. The regulatory burden on the oil and natural gas industry increases the cost of doing business and affects profitability. The Company believes that it is in compliance with currently applicable state and federal regulations. Because these rules and regulations are frequently amended or reinterpreted, however, the Company is unable to predict the future cost or impact of complying with these regulations.

Environmental Regulations

The exploration, development and production of oil and natural gas, including the operation of salt water injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, installing and operating oil and natural gas wells. The Company’s activities are subject to a variety of environmental laws and regulations, including but not limited to the Oil Pollution Act of 1990, or OPA, the Clean Water Act, or

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 13 — COMMITMENTS AND CONTINGENCIES — Continued

CWA, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the Resource Conservation and Recovery Act, or RCRA, the Clean Air Act, or CAA, the Safe Drinking Water Act, or SDWA, and the Occupational Safety and Health Act, or OSHA, as well as comparable state statutes and regulations. The Company is also subject to regulations governing the handling, transportation, storage and disposal of waste generated by its activities and of naturally occurring radioactive materials, or NORM, that may result from its oil and natural gas operations. Administrative, civil and criminal fines and penalties may be imposed for noncompliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking some activities, limit or prohibit other activities because of protected wetlands, areas or species, and require investigation and cleanup of pollution. The Company has no outstanding material environmental remediation liabilities and believes that it is in compliance with currently applicable environmental laws and regulations and that these laws and regulations will not have a material adverse impact on the financial position, results of operations or cash flows of the Company.

Changes in environmental laws and regulations occur frequently, however, and any changes that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could, and in all likelihood would, materially adversely affect the Company’s financial position, results of operations and cash flows, as well as those of the oil and natural gas industry in general. Because these rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with these regulations. For instance, recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” and including carbon dioxide and methane, may be contributing to the warming of the Earth’s atmosphere. As a result, there have been attempts to pass comprehensive greenhouse gas legislation. To date, such legislation has not been enacted. Any future federal or state laws or implementing regulations that may be adopted to address greenhouse gas emissions could, and in all likelihood would, require the Company to incur increased operating costs adversely affecting its financial position, results of operations and cash flows.

The Company’s activities involve the use of hydraulic fracturing. Recently, there has been increasing regulatory scrutiny of hydraulic fracturing, which is generally exempted from regulation as underground injection (unless diesel is a component of the fracturing fluid) at the federal level. At the federal level and in some states, there have been efforts to place additional regulatory burdens on hydraulic fracturing activities. At the state level, Texas and Wyoming, for example, have enacted requirements for the disclosure of the composition of the fluids used in hydraulic fracturing. In addition, at least a few local governments or regional authorities have imposed temporary moratoria on drilling permits within city limits so that local ordinances may be reviewed to assess their adequacy to address hydraulic fracturing activities. Additional burdens on hydraulic fracturing, such as reporting requirements or permitting requirements for the hydraulic fracturing activity, will result in additional expense and delay the Company’s operations adversely affecting its financial position, results of operations and cash flows.

Oil and natural gas exploration and production, operations and other activities have been conducted at some of the Company’s properties by previous owners and operators. Materials from these operations remain on some of the properties, and, in some instances, may require remediation. In addition, the Company occasionally

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 13 — COMMITMENTS AND CONTINGENCIES — Continued

must agree to indemnify sellers of producing properties the Company acquires against some or all of the liability for environmental claims associated with these properties. While the Company does not believe that the costs it incurs for compliance with environmental regulations and remediating previously or currently owned or operated properties will be material, the Company cannot provide assurances that these costs will not result in material expenditures that adversely affect its financial position, results of operations and cash flows.

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

NOTE 14 — MAJOR CUSTOMERS

For the years ended December 31, 2012, 2011 and 2010, the Company had three significant purchasers that accounted for approximately 74%, 60% and 70%, respectively, of its total oil, natural gas and natural gas liquids revenues. Due to the nature of the markets for oil, natural gas and natural gas liquids, the Company does not believe the loss of any one purchaser would have a material adverse impact on the Company’s financial position, results of operations or cash flows for any significant period of time. At December 31, 2012, 2011 and 2010, approximately 67%, 52% and 56%, respectively, of the Company’s accounts receivable, including joint interest billings, related to these purchasers.

NOTE 15 — SUPPLEMENTAL DISCLOSURES

Accrued Liabilities

The following table summarizes the Company’s current accrued liabilities at December 31, 2012 and 2011 (in thousands).

	December 31,
	2012	2011
Accrued evaluated and unproved and unevaluated property costs	$45,592	$18,185
Accrued support equipment and facilities costs	1,382	216
Accrued cost to issue equity	–	332
Accrued stock-based compensation	65	2,860
Accrued lease operating expenses	5,218	575
Accrued interest on borrowings under Credit Agreement	255	34
Accrued asset retirement obligations	660	334
Accrued partners’ share of joint interest charges	3,597	51
Other	2,410	2,852

Total accrued liabilities	$59,179	$25,439

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 15 — SUPPLEMENTAL DISCLOSURES — Continued

Supplemental Cash Flow Information

The following table provides supplemental disclosures of cash flow information for the years ended December 31, 2012, 2011 and 2010 (in thousands).

	Year ended December 31,
	2012	2011	2010
Cash paid (refunded) for income taxes	$–	$–	$(2,156)
Cash paid for interest expense, net of amounts capitalized	780	634	–
Asset retirement obligations related to mineral properties	1,195	488	862
Asset retirement obligations related to support equipment and facilities	49	12	126
Increase in liabilities for oil and natural gas properties capital expenditures	24,847	1,864	15,531
Increase in liabilities for support equipment and facilities	1,112	175	40
Issuance of treasury stock for Board and advisor services	–	–	47
Issuance of restricted stock units for Board and advisor services	73	–	–
Issuance of common stock for Board and advisor services	71	230	198
(Decrease) increase in liabilities for accrued cost to issue equity	(332)	(27)	359
Stock based compensation expense recognized as liability	(1,092)	2,102	164
Transfer of inventory to oil and natural gas properties	69	96	353

NOTE 16 — TRANSACTIONS WITH RELATED PARTIES

In January 2007, the Company entered into a joint venture with Marlan Downey and Julie Downey Garvin of Roxanna Oil Company (“Roxanna”) to assemble acreage for and to market a new natural gas shale prospect in Southwest Wyoming, Northeast Utah and Southeast Idaho. Mr. Downey is a special advisor to the Company’s Board of Directors and a shareholder in the Company. Ms. Garvin is President of Roxanna, which is also a shareholder in Matador. Mr. Downey and Ms. Garvin developed the prospect concept independently and sought the Company’s expertise in assembling a large acreage position across the prospect. The Company actively marketed this prospect in conjunction with Mr. Downey and Ms. Garvin. In May 2010, the Company, Roxanna and its subsidiary, Roxanna Rocky Mountains, LLC, entered into participation and joint operating agreements with an industry partner for the joint exploration and development of this opportunity. Under these agreements, Roxanna Rocky Mountains, LLC reserves a 2.5% overriding royalty interest in the leases and has the opportunity to earn up to a 10% working interest in all wells drilled. The industry partner has a 50% working interest in the project, and the Company retains a working interest equal to the difference between 50% and the working interest participation elected by Roxanna Rocky Mountains, LLC. The Company, as operator, drilled the initial test well for this prospect located in Lincoln County, Wyoming during 2011 and suspended operations. The Company re-entered this vertical well in late 2012 and drilled a horizontal lateral wellbore in the Meade Peak shale. This well was awaiting completion of the horizontal lateral at December 31, 2012.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 17 — SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (Unaudited)

Costs Incurred

The following table summarizes costs incurred and capitalized by the Company in the acquisition, exploration, and development of oil and natural gas properties for the years ended December 31, 2012, 2011 and 2010 (in thousands).

	Year ended December 31,
	2012	2011	2010
Property acquisition costs
Proved	$–	$–	$–
Unproved and unevaluated	28,672	41,497	100,730
Exploration costs	115,084	108,662	60,719
Development costs	190,891	12,511	14,348

Total costs incurred	$334,647	$162,670	$175,797

Property acquisition costs are costs incurred to purchase, lease or otherwise acquire oil and natural gas properties, including both unproved and unevaluated leasehold and purchases of reserves in place. For the years ended December 31, 2012, 2011 and 2010, respectively, essentially all of the Company’s property acquisition costs resulted from the acquisition of unproved and unevaluated leasehold positions.

Exploration costs are costs incurred in identifying areas of these oil and natural gas properties that may warrant further examination and in examining specific areas that are considered to have prospects of containing oil and natural gas, including costs of drilling exploratory wells, geological and geophysical costs, and costs of carrying and retaining unproved and unevaluated properties. Exploration costs may be incurred before or after acquiring the related oil and natural gas properties.

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

Costs incurred also include new asset retirement obligations established, as well as changes to asset retirement obligations resulting from revisions in cost estimates or abandonment dates. Asset retirement obligations included in the table above were approximately $1.2 million, $0.5 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Capitalized general and administrative expenses that are directly related to acquisition, exploration and development activities are also included in the table above. The Company capitalized $2.6 million, $2.0 million and $1.6 million of these internal costs in 2012, 2011 and 2010, respectively. Capitalized interest expense for qualifying projects are also included in the table above. The Company capitalized $1.6 million and $1.3 million of its interest expense for the years ended December 31, 2012 and 2011, respectively. The Company recorded only $3,235 in interest expense for the year ended December 31, 2010. As a result, the Company capitalized no interest expense for the year ended December 31, 2010.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 17 — SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (Unaudited) — Continued

Oil and Natural Gas Operating Results

The following table provides the results of operations from oil and natural gas producing activities, excluding corporate overhead and interest costs, for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per BOE amounts).

	Year ended December 31,
	2012	2011	2010
Oil and natural gas revenues	$155,998	$67,000	$34,042
Production taxes and marketing expenses	11,672	6,278	1,982
Lease operating expenses	28,184	7,244	5,284
Depletion, depreciation and amortization	79,592	31,619	15,423
Accretion of asset retirement obligations	256	209	155
Full-cost ceiling impairment	63,475	35,673	–

Net operating (loss) income	(27,181)	(14,023)	11,198
Income tax (benefit) provision	(9,595)	(5,019)	3,983

Results of oil and natural gas operations	$(17,586)	$(9,004)	$7,215

Depletion, depreciation and amortization per BOE	$24.16	$12.29	$10.76

Oil and Natural Gas Reserves

Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs using existing economic and operating conditions. Estimating oil and natural gas reserves is complex and is inexact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, petrophysical, engineering and production data. The extent, quality and reliability of both the data and the associated interpretations of that data can vary. The process also requires certain economic assumptions, including, but not limited to, oil and natural gas prices, drilling, completion and operating expenses, capital expenditures and taxes. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas most likely will vary from the Company’s estimates.

Oil and natural gas reserves are estimated using then-current operating and economic conditions, with no provision for price and cost escalations in future periods except by contractual arrangements. The commodity prices used to estimate oil and natural gas reserves are based on unweighted, arithmetic averages of first-day-of-the-month oil and natural gas prices for the previous 12-month period. For the period January through December 2012, these average oil and natural gas prices were $91.21 per barrel and $2.757 per MMBtu, respectively. For the period January through December 2011, these average oil and natural gas prices were $92.71 per barrel and $4.118 per MMBtu, respectively. For the period January through December 2010, these average oil and natural gas prices were $75.96 per barrel and $4.376 per MMBtu, respectively.

The Company’s oil and natural gas reserves estimates are prepared by the Company’s engineering staff in accordance with guidelines established by the SEC and then audited for their reasonableness and

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 17 — SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (Unaudited) — Continued

conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers, for the years ended December 31, 2012, 2011 and 2010.

The Company’s net ownership in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves are summarized as follows. All of the Company’s oil and natural gas reserves are attributable to properties located in the United States. The estimated reserves shown below are for proved reserves only and do not include any value for unproved reserves classified as probable or possible reserves that might exist for these properties, nor do they include any consideration that could be attributed to interests in unevaluated acreage beyond those tracts for which reserves have been estimated. The Company does not report its natural gas liquids production and reserves separately. In the tables presented throughout this section, natural gas is converted to oil equivalent using the ratio of one Bbl of oil, condensate or natural gas liquids to 6 Mcf of natural gas.

	Net Proved Reserves
	Oil	Gas	Oil Equivalent
	(MBbl)	(MMcf)	(MBOE)

Total at December 31, 2009	103	63,929	10,758
Revisions of prior estimates	66	874	211
Extensions and discoveries	16	71,009	11,851
Production	(33)	(8,400)	(1,433)

Total at December 31, 2010	152	127,412	21,387
Revisions of prior estimates	51	(646)	(57)
Extensions and discoveries	3,745	58,164	13,439
Production	(154)	(14,512)	(2,573)

Total at December 31, 2011	3,794	170,418	32,196
Revisions of prior estimates	(782)	(103,375)	(18,010)
Extensions and discoveries	8,687	25,443	12,927
Production	(1,214)	(12,479)	(3,294)

Total at December 31, 2012	10,485	80,007	23,819

Proved Developed Reserves

December 31, 2009	103	25,369	4,331
December 31, 2010	152	43,143	7,342
December 31, 2011	1,419	56,547	10,843
December 31, 2012	4,764	54,040	13,771

Proved Undeveloped Reserves

December 31, 2009	–	38,560	6,427
December 31, 2010	–	84,269	14,045
December 31, 2011	2,375	113,871	21,353
December 31, 2012	5,721	25,967	10,048

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 17 — SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (Unaudited) — Continued

The following is a discussion of the changes in the Company’s proved oil and natural gas reserves estimates for the years ended December 31, 2012, 2011 and 2010.

The Company’s proved oil and natural gas reserves decreased to 23,819 MBOE at December 31, 2012 from 32,196 MBOE at December 31, 2011. The Company’s proved oil and natural gas reserves decreased by 5,083 MBOE and the Company produced 3,294 MBOE during the year ended December 31, 2012, resulting in a net decrease of 8,377 MBOE. An increase of 12,927 MBOE in proved oil and natural gas reserves was a result of extensions and discoveries during the year, which was primarily attributable to drilling operations in the Eagle Ford shale play in South Texas. The Company’s oil and natural gas reserves decreased by 18,010 MBOE during the year as a result of revisions to previous estimates, primarily resulting from lower natural gas prices in 2012. The Company’s proved developed oil and natural gas reserves increased to 13,771 MBOE at December 31, 2012 from 10,843 MBOE at December 31, 2011, primarily due to proved developed reserves added as a result of drilling operations in the Eagle Ford shale. At December 31, 2012, the Company’s proved reserves were made up of approximately 44% oil and 56% natural gas.

The Company’s proved oil and natural gas reserves increased to 32,196 MBOE at December 31, 2011 from 21,387 MBOE at December 31, 2010. The Company increased its proved oil and natural gas reserves by 13,382 MBOE and produced 2,573 MBOE during the year ended December 31, 2011, resulting in a net gain of 10,809 MBOE. A total of 13,439 MBOE of the increase in proved oil and natural gas reserves was a result of extensions and discoveries during the year, all of which was attributable to drilling operations in the Eagle Ford shale play in South Texas and the Haynesville shale play in Northwest Louisiana. The Company’s oil and natural gas reserves decreased by 57 MBOE during the year as a result of revisions to previous estimates, representing the net impact of small changes in prior estimates of proved reserves on a well-by-well basis. The Company’s proved developed oil and natural gas reserves increased to 10,843 MBOE at December 31, 2011 from 7,342 MBOE at December 31, 2010, primarily due to proved developed reserves added as a result of drilling operations in the Eagle Ford and Haynesville shale plays. At December 31, 2011, the Company’s proved reserves were made up of approximately 12% oil and 88% natural gas.

The Company’s proved oil and natural gas reserves increased to 21,387 MBOE at December 31, 2010 from 10,758 MBOE at December 31, 2009. The Company increased its proved oil and natural gas reserves by 12,062 MBOE and produced 1,433 MBOE during the year ended December 31, 2010, resulting in a net gain of 10,629 MBOE. A total of 11,851 MBOE of the increase in proved oil and natural gas reserves was a result of extensions and discoveries during the year, almost all of which was attributable to drilling operations in the Haynesville shale play in Northwest Louisiana. A total of 211 MBOE of the increase in proved oil and natural gas reserves was attributable to revisions of previous estimates, representing the net impact of small changes in prior estimates of proved reserves on a well-by-well basis. The Company’s proved developed oil and natural gas reserves increased to 7,342 MBOE at December 31, 2010 from 4,331 MBOE at December 31, 2009, primarily due to proved developed reserves added as a result of drilling operations in the Haynesville shale play. At December 31, 2010, the Company’s proved reserves were made up of approximately 1% oil and 99% natural gas.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 17 — SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (Unaudited) — Continued

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

As noted previously, for the period January through December 2012, average oil and natural gas prices were $91.21 per barrel and $2.757 per MMBtu, respectively. For the period January through December 2011, average oil and natural gas prices were $92.71 per barrel and $4.118 per MMBtu, respectively. For the period January through December 2010, average oil and natural gas prices were $75.96 per barrel and $4.376 per MMBtu, respectively.

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

The following table presents the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2012, 2011 and 2010 (in thousands).

	Year ended December 31,
	2012	2011	2010
Future cash inflows	$1,273,882	$924,796	$470,386
Future production costs	(325,413)	(194,538)	(107,183)
Future development costs	(244,283)	(235,469)	(107,277)
Future income tax expense	(77,821)	(83,840)	(35,352)

Future net cash flows	626,365	410,949	220,574
10% annual discount for estimated timing of cash flows	(231,729)	(195,476)	(109,497)

Standardized measure of discounted future net cash flows	$394,636	$215,473	$111,077

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 17 — SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (Unaudited) — Continued

The following table summarizes the changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2012, 2011 and 2010 (in thousands).

	Year ended December 31,
	2012	2011	2010
Balance, beginning of period	$215,473	$111,077	$65,061
Net change in sales and transfer prices and in production (lifting) costs related to future production	(60,892)	53,903	7,632
Changes in estimated future development costs	16,937	(64,958)	(36,821)
Sales and transfers of oil and natural gas produced during the period	(116,142)	(53,478)	(26,776)
Net change due to extensions and discoveries	358,159	182,282	94,265
Net change due to revisions in estimates of reserves quantities	(56,850)	(653)	1,676
Previously estimated development costs incurred during the period	9,750	1,023	7,125
Accretion of discount	24,873	11,987	7,036
Other	(290)	(1,335)	1,035
Net change in income taxes	3,618	(24,375)	(9,156)

Standardized measure of discounted future net cash flows	$394,636	$215,473	$111,077

NOTE 18 — SUBSEQUENT EVENTS

On March 11, 2013, the borrowing base under the Company’s Credit Agreement was increased to $255.0 million based on the lenders’ review of its proved oil and natural gas reserves at December 31, 2012. At that time, the Credit Agreement was also amended to include Capital One, N.A., BMO Harris Financing, Inc. (Bank of Montreal) and IberiaBank in the Company’s lending group, which also includes RBC as administrative agent, Comerica Bank, Citibank, N.A., The Bank of Nova Scotia and SunTrust Bank. At March 14, 2013, the Company had $180.0 million in borrowings and $1.3 million in letters of credit outstanding under its Credit Agreement. The Company incurred $0.3 million of additional deferred loan costs in connection with the borrowing base redetermination and amendment of the Credit Agreement. These costs will be included with the remaining unamortized portion of the deferred loan costs of $1.6 million at December 31, 2012 to be amortized over the term of the agreement.

In March 2013, the Company granted awards of options to purchase 507,500 and 284,292 shares of the Company’s common stock at exercise prices of $8.21 per share and $8.18 per share, respectively, to certain of its employees. The fair value of these awards was approximately $2.8 million. The Company also granted awards of 324,771 shares of restricted stock to certain of its employees in March 2013. The fair value of these restricted stock awards was approximately $2.4 million. All of these awards vest over a term of three to four years.

In February 2013, options to purchase 408,000 shares of the Company’s common stock at $10.00 per share expired unexercised or were forfeited.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 18 — SUBSEQUENT EVENTS — Continued

During the first quarter of 2013, the Company entered into several additional costless collar transactions to mitigate its risks associated with fluctuations in oil prices, including contracts with a new counterparty, The Bank of Nova Scotia (or affiliates thereof). The following table summarizes these contracts.

Commodity	Calculation Period	Notional Quantity (Bbls/month)	Price Floor ($/Bbl)	Price Ceiling ($/Bbl)
Oil	07/01/2013 - 12/31/2013	20,000	90.00	102.80
Oil	01/01/2014 - 12/31/2014	15,000	85.00	97.50
Oil	01/01/2014 - 12/31/2014	30,000	85.00	98.00
Oil	01/01/2014 - 12/31/2014	15,000	87.00	97.00
Oil	01/01/2014 - 12/31/2014	20,000	90.00	97.00
Oil	01/01/2014 - 12/31/2014	15,000	90.00	97.90
Oil	01/01/2014 - 12/31/2014	15,000	90.00	98.00

During the first quarter of 2013, the Company entered into several additional costless collar transactions to mitigate its risks associated with fluctuations in natural gas prices, including contracts with a new counterparty, The Bank of Nova Scotia (or affiliates thereof). The following table summarizes these contracts.

Commodity	Calculation Period	Notional Quantity (MMBtu/month)	Price Floor ($/MMBtu)	Price Ceiling ($/MMBtu)
Natural Gas	04/01/2013 - 12/31/2013	100,000	3.25	4.41
Natural Gas	04/01/2013 - 12/31/2013	100,000	3.25	4.44
Natural Gas	04/01/2013 - 12/31/2013	100,000	3.50	4.37
Natural Gas	07/01/2013 - 12/31/2013	150,000	3.00	4.24
Natural Gas	01/01/2014 - 12/31/2014	100,000	3.00	5.15
Natural Gas	01/01/2014 - 12/31/2014	100,000	3.25	5.21
Natural Gas	01/01/2014 - 12/31/2014	100,000	3.25	5.22
Natural Gas	01/01/2014 - 12/31/2014	100,000	3.50	4.90

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 18 — SUBSEQUENT EVENTS — Continued

During the first quarter of 2013, the Company entered into several additional swap transactions to mitigate its risks associated with fluctuations in natural gas liquids prices. The following table summarizes these contracts.

Commodity	Calculation Period	Notional Quantity (Gal/month)	Fixed Price ($/Gal)
Normal Butane	03/01/2013 - 12/31/2013	21,000	1.575
Normal Butane	03/01/2013 - 12/31/2013	117,000	1.575
Normal Butane	01/01/2014 - 12/31/2014	17,500	1.540
Normal Butane	01/01/2014 - 12/31/2014	45,500	1.550
Isobutane	03/01/2013 - 12/31/2013	43,500	1.675
Isobutane	03/01/2013 - 12/31/2013	23,000	1.675
Isobutane	01/01/2014 - 12/31/2014	22,000	1.640
Isobutane	01/01/2014 - 12/31/2014	37,000	1.640
Natural Gasoline	03/01/2013 - 12/31/2013	36,000	2.105
Natural Gasoline	03/01/2013 - 12/31/2013	90,500	2.148
Natural Gasoline	01/01/2014 - 12/31/2014	30,000	1.970
Natural Gasoline	01/01/2014 - 12/31/2014	41,000	2.000

During the first quarter of 2013, the Company extended one of its drilling rig contracts in South Texas for an additional six months. Should the Company elect to terminate the contract and if the drilling contractor were unable to secure work for the rig or if the drilling contractor were unable to secure work for the rig at the same daily rate being charged to the Company prior to the end of its term, the Company would incur termination obligations. The Company’s maximum outstanding aggregate termination obligations under this contract were approximately $2.1 million at March 14, 2013.

In January and February 2013, the Company agreed to participate in the drilling and completion of various non-operated wells in the Eagle Ford shale and the Haynesville shale. If all of these wells are drilled and completed, the Company will have minimum outstanding aggregate commitments for its participation in these wells of approximately $5.6 million subsequent to December 31, 2012, which it expects to incur within the next few months.

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 18 — SUBSEQUENT EVENTS — Continued

In January 2013, the Company entered into the fourth amendment to its office lease agreement. This amendment increased the square footage of its corporate headquarters by 7,782 square feet, thereby increasing the size of its corporate headquarters from 28,743 square feet to 36,525 square feet effective January 1, 2013. The future minimum lease payments required under the office lease agreement as of January 1, 2013 are as follows (in thousands).

Year ending December 31,	Amount
2013	$643
2014	734
2015	752
2016	771
2017	789
Thereafter	3,813

Total	$7,502

NOTE 19 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected unaudited quarterly financial information for 2012 (in thousands, except per share data).

	December 31	September 30	June 30	March 31
2012
Oil and natural gas revenues	$52,748	$38,008	$36,078	$29,164
Realized gain on derivatives	2,813	3,371	4,713	3,063
Unrealized (loss) gain on derivatives	(3,653)	(12,993)	15,114	(3,270)
Expenses	72,377	38,087	66,263	21,857
Other expense	(907)	(89)	(31)	(235)
(Loss) income before income taxes	(21,376)	(9,790)	(10,389)	6,865
Income tax (benefit) provision	(188)	(593)	(3,713)	3,064

Net (loss) income	$(21,188)	$(9,197)	$(6,676)	$3,801

Earnings (loss) per common share
Basic
Class A	$(0.38)	$(0.17)	$(0.12)	$0.08

Class B	$0.00	$0.00	$0.00	$0.15

Diluted
Class A	$(0.38)	$(0.17)	$(0.12)	$0.08

Class B	$0.00	$0.00	$0.00	$0.15

Matador Resources Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

December 31, 2012, 2011 and 2010

NOTE 19 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) — Continued

The following table presents selected unaudited quarterly financial information for 2011 (in thousands, except per share data).

	December 31	September 30	June 30	March 31
2011
Oil and natural gas revenues	$14,991	$17,447	$20,864	$13,698
Realized gain on derivatives	2,869	1,435	952	1,850
Unrealized gain (loss) on derivatives	3,604	2,870	332	(1,668)
Expenses	15,784	15,469	14,953	48,347
Other expense	(309)	(89)	(89)	(35)
Income (loss) before income taxes	5,371	6,194	7,106	(34,502)
Income tax provision (benefit)	1,430	–	(46)	(6,906)

Net income (loss)	$3,941	$6,194	$7,152	$(27,596)

Earnings (loss) per common share
Basic
Class A	$0.09	$0.14	$0.17	$(0.65)

Class B	$0.16	$0.21	$0.23	$(0.58)

Diluted
Class A	$0.09	$0.14	$0.17	$(0.65)

Class B	$0.16	$0.21	$0.23	$(0.58)