Form 10-Q
period 2014-03-31
Matador Resources Co
filed 2014-05-07
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 6, 2014, there were 65,806,120 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except par value and share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash	$14,340	$6,287
Accounts receivable
Oil and natural gas revenues	31,793	25,823
Joint interest billings	5,554	4,785
Other	1,268	1,066
Derivative instruments	99	19
Deferred income taxes	2,806	1,636
Lease and well equipment inventory	923	785
Prepaid expenses	2,195	1,771
Total current assets	58,978	42,172
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	1,198,893	1,090,656
Unproved and unevaluated	222,580	194,306
Other property and equipment	31,464	29,910
Less accumulated depletion, depreciation and amortization	(493,025)	(468,995)
Net property and equipment	959,912	845,877
Other assets
Derivative instruments	267	173
Deferred income taxes	—	—
Other assets	2,574	2,108
Total other assets	2,841	2,281
Total assets	$1,021,731	$890,330
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,328	$25,358
Accrued liabilities	109,158	63,987
Royalties payable	9,395	7,798
Derivative instruments	6,227	2,692
Income taxes payable	1,679	404
Other current liabilities	88	88
Total current liabilities	132,875	100,327
Long-term liabilities
Borrowings under Credit Agreement	270,000	200,000
Asset retirement obligations	9,019	7,309
Derivative instruments	—	253
Deferred income taxes	20,360	10,929
Other long-term liabilities	3,076	2,588
Total long-term liabilities	302,455	221,079
Commitments and contingencies (Note 9)
Shareholders’ equity
Common stock - $0.01 par value, 80,000,000 shares authorized; 67,114,432 and 66,958,867 shares issued; and 65,800,555 and 65,652,690 shares outstanding, respectively	671	670
Additional paid-in capital	550,048	548,935
Retained earnings	46,447	30,084
Treasury stock, at cost, 1,313,877 and 1,306,177 shares, respectively	(10,765)	(10,765)
Total shareholders’ equity	586,401	568,924
Total liabilities and shareholders’ equity	$1,021,731	$890,330

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues
Oil and natural gas revenues	$78,931	$59,319
Realized (loss) gain on derivatives	(1,843)	392
Unrealized loss on derivatives	(3,108)	(4,825)
Total revenues	73,980	54,886
Expenses
Production taxes and marketing	6,006	4,097
Lease operating	9,351	10,899
Depletion, depreciation and amortization	24,030	28,232
Accretion of asset retirement obligations	117	81
Full-cost ceiling impairment	—	21,230
General and administrative	7,219	4,602
Total expenses	46,723	69,141
Operating income (loss)	27,257	(14,255)
Other income (expense)
Interest expense	(1,396)	(1,271)
Interest and other income	38	67
Total other expense	(1,358)	(1,204)
Income (loss) before income taxes	25,899	(15,459)
Income tax provision
Current	1,275	46
Deferred	8,261	—
Total income tax provision	9,536	46
Net income (loss)	$16,363	$(15,505)
Earnings (loss) per common share:
Basic	$0.25	$(0.28)
Diluted	$0.25	$(0.28)
Weighted average common shares outstanding
Basic	65,684	55,272
Diluted	66,229	55,272

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED
(In thousands)
For the Three Months Ended March 31, 2014

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance at January 1, 2014	66,959	$670	$548,935	$30,084	1,306	$(10,765)	$568,924
Common stock issued to Board advisors	4	—	6	—	—	—	6
Stock options expense related to equity-based awards	—	—	475	—	—	—	475
Liability-based stock option awards settled	1	—	15	—	—	—	15
Restricted stock issued	150	1	(1)	—	—	—	—
Restricted stock forfeited	—	—	—	—	8	—	—
Restricted stock and restricted stock units expense	—	—	618	—	—	—	618
Current period net income	—	—	—	16,363	—	—	16,363
Balance at March 31, 2014	67,114	$671	$550,048	$46,447	1,314	$(10,765)	$586,401

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income (loss)	$16,363	$(15,505)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Unrealized loss on derivatives	3,108	4,825
Depletion, depreciation and amortization	24,030	28,232
Accretion of asset retirement obligations	117	81
Full-cost ceiling impairment	—	21,230
Stock-based compensation expense	1,795	492
Deferred income tax provision	8,261	—
Changes in operating assets and liabilities
Accounts receivable	(6,941)	1,752
Lease and well equipment inventory	(31)	121
Prepaid expenses	(424)	(493)
Other assets	(466)	(172)
Accounts payable, accrued liabilities and other current liabilities	(16,540)	(10,788)
Royalties payable	1,597	1,165
Advances from joint interest owners	—	1,034
Income taxes payable	1,275	46
Other long-term liabilities	(199)	209
Net cash provided by operating activities	31,945	32,229
Investing activities
Oil and natural gas properties capital expenditures	(92,891)	(83,387)
Expenditures for other property and equipment	(1,007)	(1,374)
Purchases of certificates of deposit	—	(61)
Maturities of certificates of deposit	—	150
Net cash used in investing activities	(93,898)	(84,672)
Financing activities
Borrowings under Credit Agreement	70,000	55,000
Proceeds from stock options exercised	6	—
Net cash provided by financing activities	70,006	55,000
Increase in cash	8,053	2,557
Cash at beginning of period	6,287	2,095
Cash at end of period	$14,340	$4,652

Supplemental disclosures of cash flow information (Note 10)

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED
NOTE 1 - NATURE OF OPERATIONS
Matador Resources Company (“Matador” and, collectively with its subsidiaries, the “Company”) is an independent energy company engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States, with an emphasis on oil and natural gas shale and other unconventional plays. The Company’s current operations are focused primarily on the oil and liquids-rich portion of the Eagle Ford shale play in South Texas and the Wolfcamp and Bone Spring plays in the Permian Basin in Southeast New Mexico and West Texas. The Company also operates in the Haynesville shale and Cotton Valley plays in Northwest Louisiana and East Texas. In addition, the Company has a large exploratory leasehold position in Southwest Wyoming and adjacent areas in Utah and Idaho where it is testing the Meade Peak shale.
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements, Basis of Presentation, Consolidation and Significant Estimates
The unaudited condensed consolidated financial statements of Matador and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) but do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC (the “Annual Report”). All intercompany accounts and transactions have been eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2014, consolidated results of operations for the three months ended March 31, 2014 and 2013, consolidated changes in shareholders’ equity for the three months ended March 31, 2014 and consolidated cash flows for the three months ended March 31, 2014 and 2013. Amounts as of December 31, 2013 are derived from the audited consolidated financial statements in the Annual Report.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method of accounting, all costs associated with the acquisition, exploration and development of oil and natural gas properties and reserves, including unproved and unevaluated property costs, are capitalized as incurred and accumulated in a single cost center representing the Company’s activities, which are undertaken exclusively in the United States. Such costs include lease acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, costs of drilling both productive and non-productive wells, capitalized interest on qualifying projects and general and administrative expenses directly related to acquisition, exploration and development activities, but do not include any costs related to production, selling or general corporate administrative activities. The Company capitalized approximately $0.9 million and $0.7 million of its general and administrative costs for the three months ended March 31, 2014 and 2013, respectively. The Company capitalized approximately $0.7 million and $0.3 million of its interest expense for the three months ended March 31, 2014 and 2013, respectively.
The net capitalized costs of oil and natural gas properties are limited to the lower of unamortized costs less related deferred income taxes or the cost center “ceiling.” The cost center ceiling is defined as the sum of:
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
The estimated present value of after-tax future net cash flows from proved oil and natural gas reserves is highly dependent upon the quantities of proved reserves which requires substantial judgment. The associated commodity prices and applicable discount rate used in these estimates are in accordance with guidelines established by the SEC. Under these guidelines, oil and natural gas reserves are estimated using then-current operating and economic conditions, with no provision for price and cost escalations in future periods except by contractual arrangements. Future net revenues are calculated using prices that represent the arithmetic averages of first-day-of-the-month oil and natural gas prices for the previous 12-month period and dictate that a 10% discount factor be used. For the period from April 2013 through March 2014, these average oil and natural gas prices were $94.92 per barrel (“Bbl”) and $3.989 per million British thermal units (“MMBtu”), respectively. For the period from April 2012 through March 2013, these average oil and natural gas prices were $89.17 per Bbl and $2.950 per MMBtu, respectively. In estimating the present value of after-tax future net cash flows from proved oil and natural gas reserves, the average oil prices were adjusted by property for quality, transportation and marketing fees and regional price differentials, and the average natural gas prices were adjusted by property for energy content, transportation and marketing fees and regional price differentials. At March 31, 2014 and 2013, the Company’s oil and natural gas reserves estimates were prepared by the Company’s engineering staff in accordance with guidelines established by the SEC and then audited for their reasonableness and conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers.

Using the average commodity prices, as adjusted, to determine the Company’s estimated proved oil and natural gas reserves at March 31, 2014, the Company’s net capitalized costs less related deferred income taxes did not exceed the full-cost ceiling. As a result, the Company recorded no impairment to its net capitalized costs for the three months ended March 31, 2014. Using the average commodity prices, as adjusted, to determine the Company’s estimated proved oil and natural gas reserves at March 31, 2013, the Company’s net capitalized costs less related deferred income taxes exceeded the full-cost ceiling by $13.7 million. The Company recorded an impairment charge of $21.2 million to its net capitalized costs and a deferred income tax credit of $7.5 million related to the full-cost ceiling limitation at March 31, 2013. At March 31, 2013, the Company retained a full valuation allowance against its deferred tax assets, and as a result, the income tax benefit of $7.5

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

million is not reflected in the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2013.
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

Earnings (Loss) Per Common Share
The Company reports basic earnings (loss) per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share, which includes the effect of all potentially dilutive securities, unless their impact is anti-dilutive.
The following table sets forth the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2014 and 2013 (in thousands).

	Three Months Ended March 31,
	2014	2013
Weighted average common shares outstanding
Basic	65,684	55,272
Dilutive effect of options and restricted stock units	545	—
Diluted weighted average common shares outstanding	66,229	55,272
A total of 1,434,861 options to purchase shares of the Company’s common stock and 68,607 restricted stock units were excluded from the calculations above for the three months ended March 31, 2013, because their effects were anti-dilutive. Additionally, 570,078 non-vested restricted shares, which are participating securities, were excluded from the calculations above for the three months ended March 31, 2013, as these security holders do not have the obligation to share in the losses of the Company.

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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 3 - ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2014 (in thousands).

Beginning asset retirement obligations	$7,484
Liabilities incurred during period	358
Liabilities settled during period	(22)
Revisions in estimated cash flows	1,489
Accretion expense	117
Ending asset retirement obligations	9,426
Less: current asset retirement obligations(1)	(407)
Long-term asset retirement obligations	$9,019
 _______________

(1)	Included in accrued liabilities in the Company’s unaudited condensed consolidated balance sheet at March 31, 2014.
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
The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of the Company’s proved oil and natural gas reserves at December 31 and June 30 of each year, respectively. Both the Company and the lenders may request an unscheduled redetermination of the borrowing base once each between scheduled redetermination dates. During the first quarter of 2014, the lenders completed their review of the Company’s estimated total proved oil and natural gas reserves at December 31, 2013, and as a result, on March 12, 2014, the borrowing base under the Credit Agreement was increased to $385.0 million, and the conforming borrowing base was increased to $310.0 million. At that time, the Company amended the Credit Agreement to, among other things, provide that the borrowing base will automatically be reduced to the conforming borrowing base at the earlier of (i) June 30, 2015 or (ii) concurrent with the issuance by the Company of senior unsecured notes in an amount greater than or equal to $10.0 million. The Credit Agreement was also amended to eliminate the current ratio covenant and to increase the debt to EBITDA ratio covenant, which is defined as total debt outstanding divided by a rolling four quarter EBITDA calculation, to 4.25 or less. Furthermore, the interest rate charged to the Company based on its outstanding level of borrowings was reduced by 0.25% across the borrowing grid as a result of this amendment. This March 2014 redetermination constituted the regularly scheduled May 1 redetermination. The Company may request one additional unscheduled redetermination of its borrowing base prior to the next scheduled redetermination. The Company expects additional increases to the borrowing base primarily as a result of anticipated increases in its proved oil and natural gas reserves, and particularly its proved developed oil and natural gas reserves.
In the event of a borrowing base increase, the Company is required to pay a fee to the lenders equal to a percentage of the amount of the increase, which is determined based on market conditions at the time of the borrowing base increase. Total deferred loan costs were $2.6 million at March 31, 2014, and these costs are being amortized over the term of the agreement, which approximates the amortization of these costs using the effective interest method. If, upon a redetermination or the automatic reduction of the borrowing base to the conforming borrowing base, the borrowing base were to be less than the outstanding borrowings under the Credit Agreement at any time, the Company would be required to provide additional collateral satisfactory in nature and value to the lenders to increase the borrowing base to an amount sufficient to cover such excess or to repay the deficit in equal installments over a period of six months.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 4 - REVOLVING CREDIT AGREEMENT - Continued

At March 31, 2014, the Company had $270.0 million in borrowings outstanding under the Credit Agreement and approximately $0.3 million in outstanding letters of credit issued pursuant to the Credit Agreement. At March 31, 2014, the Company’s outstanding borrowings bore interest at an effective interest rate of approximately 3.5% per annum. From April 1, 2014 through May 6, 2014, the Company borrowed an additional $30.0 million under the Credit Agreement to finance a portion of its working capital requirements and capital expenditures and the acquisition of additional leasehold interests. At May 6, 2014, the Company had $300.0 million in borrowings outstanding under the Credit Agreement and approximately $0.6 million in outstanding letters of credit issued pursuant to the Credit Agreement.
If the Company borrows funds as a base rate loan, such borrowings will bear interest at a rate equal to the higher of (i) the prime rate for such day, (ii) the Federal Funds Effective Rate on such day, plus 0.50% or (iii) the daily adjusting LIBOR rate plus 1.0% plus, in each case, an amount from 0.50% to 2.75% of such outstanding loan depending on the level of borrowings under the agreement. If the Company borrows funds as a Eurodollar loan, such borrowings will bear interest at a rate equal to (i) the quotient obtained by dividing (A) the LIBOR rate by (B) a percentage equal to 100% minus the maximum rate during such interest calculation period at which RBC is required to maintain reserves on Eurocurrency Liabilities (as defined in Regulation D of the Board of Governors of the Federal Reserve System) plus (ii) an amount from 1.50% to 3.75% of such outstanding loan depending on the level of borrowings under the Credit Agreement. The interest period for Eurodollar borrowings may be one, two, three or six months as designated by the Company. A commitment fee of 0.375% to 0.50%, depending on the unused availability under the Credit Agreement, is also paid quarterly in arrears. The Company includes this commitment fee, any amortization of deferred financing costs (including origination, borrowing base increase and amendment fees) and annual agency fees as interest expense and in its interest rate calculations and related disclosures. The Credit Agreement requires the Company to maintain a debt to EBITDA ratio, which is defined as total debt outstanding divided by a rolling four quarter EBITDA calculation, of 4.25 or less.
Subject to certain exceptions, the Credit Agreement contains various covenants that limit the Company’s ability to take certain actions, including, but not limited to, the following:

•	incur indebtedness or grant liens on any of the Company’s assets;

•	enter into commodity hedging agreements;

•	declare or pay dividends, distributions or redemptions;

•	merge or consolidate;

•	make any loans or investments;

•	engage in transactions with affiliates; and

•	engage in certain asset dispositions, including a sale of all or substantially all of the Company’s assets.
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
At March 31, 2014, the Company believes that it was in compliance with the terms of its Credit Agreement.
NOTE 5 - INCOME TAXES
The Company had an effective tax rate of 36.8% for the three months ended March 31, 2014. Total income tax expense for the three months ended March 31, 2014 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due to the impact of permanent differences between book and taxable income. The Company had a net loss for the three months ended March 31, 2013.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 6 - STOCK-BASED COMPENSATION

In February and March 2014, the Company granted awards of options to certain of its employees to purchase 49,721 shares of the Company’s common stock at an exercise price of $19.71, 224,962 shares at an exercise price of $23.40 and 75,247 shares at an exercise price of $22.66. The fair value of these awards was approximately $3.3 million. The Company also granted awards of 150,854 shares of restricted stock to certain of its employees in February and March 2014. The fair value of these restricted stock awards was approximately $3.4 million. All of these awards vest over a term of three or four years.
NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS
From time to time, the Company uses derivative financial instruments to mitigate its exposure to commodity price risk associated with oil, natural gas and natural gas liquids prices. These instruments consist of put and call options in the form of costless collars and swap contracts. The Company records derivative financial instruments in its consolidated balance sheet as either assets or liabilities measured at fair value. The Company has elected not to apply hedge accounting for its existing derivative financial instruments. As a result, the Company recognizes the change in derivative fair value between reporting periods currently in its consolidated statement of operations as an unrealized gain or unrealized loss. The fair value of the Company’s derivative financial instruments is determined using industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value of money and (iii) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. RBC, Comerica Bank, The Bank of Nova Scotia and SunTrust Bank (or affiliates thereof) were the counterparties for the Company’s commodity derivatives at March 31, 2014. The Company has considered the credit standings of the counterparties in determining the fair value of its derivative financial instruments.

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

At March 31, 2014, the Company had various costless collar contracts open and in place to mitigate its exposure to oil and natural gas price volatility, each with a specific term (calculation period), notional quantity (volume hedged) and price floor and ceiling. Each contract is set to expire at varying times during 2014 and 2015.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS - Continued

At March 31, 2014, the Company had various swap contracts open and in place to mitigate its exposure to NGL price volatility, each with a specific term (calculation period), notional quantity (volume hedged) and fixed price. Each contract is set to expire at varying times during 2014 and 2015.

The following is a summary of the Company’s open costless collar contracts for oil and natural gas and open swap contracts for NGL at March 31, 2014.

Commodity	Calculation Period	Notional Quantity (Bbl/month)	Price Floor ($/Bbl)	Price Ceiling ($/Bbl)	Fair Value of Asset (Liability) (thousands)
Oil	04/01/2014 - 06/30/2014	8,000	90.00	114.00	$4
Oil	04/01/2014 - 06/30/2014	12,000	90.00	115.50	6
Oil	04/01/2014 - 12/31/2014	10,000	85.00	100.55	(141)
Oil	04/01/2014 - 12/31/2014	12,200	85.00	100.40	(180)
Oil	04/01/2014 - 12/31/2014	15,000	85.00	97.50	(423)
Oil	04/01/2014 - 12/31/2014	30,000	85.00	98.00	(786)
Oil	04/01/2014 - 12/31/2014	12,000	85.00	100.00	(196)
Oil	04/01/2014 - 12/31/2014	15,000	87.00	97.00	(429)
Oil	04/01/2014 - 12/31/2014	20,000	88.00	95.60	(711)
Oil	04/01/2014 - 12/31/2014	20,000	90.00	97.00	(495)
Oil	04/01/2014 - 12/31/2014	12,000	90.00	97.90	(233)
Oil	04/01/2014 - 12/31/2014	15,000	90.00	97.90	(295)
Oil	04/01/2014 - 12/31/2014	15,000	90.00	98.00	(293)
Oil	04/01/2014 - 12/31/2014	15,000	90.00	101.15	(77)
Total open oil costless collar contracts					(4,249)

Commodity	Calculation Period	Notional Quantity (MMBtu/month)	Price Floor ($/MMBtu)	Price Ceiling ($/MMBtu)	Fair Value of Asset (Liability) (thousands)
Natural Gas	04/01/2014 - 12/31/2014	100,000	3.00	5.15	(87)
Natural Gas	04/01/2014 - 12/31/2014	100,000	3.25	5.21	(74)
Natural Gas	04/01/2014 - 12/31/2014	100,000	3.25	5.22	(74)
Natural Gas	04/01/2014 - 12/31/2014	100,000	3.25	5.37	(58)
Natural Gas	04/01/2014 - 12/31/2014	100,000	3.25	5.42	(54)
Natural Gas	04/01/2014 - 12/31/2014	100,000	3.50	4.90	(103)
Natural Gas	04/01/2014 - 12/31/2014	100,000	3.75	4.75	(110)
Natural Gas	04/01/2014 - 12/31/2014	100,000	3.75	4.77	(103)
Natural Gas	04/01/2014 - 12/31/2014	100,000	4.00	4.60	(100)
Natural Gas	04/01/2014 - 12/31/2015	100,000	3.75	4.36	(420)
Natural Gas	04/01/2014 - 12/31/2015	100,000	3.75	4.45	(334)
Natural Gas	01/01/2015 - 12/31/2015	100,000	3.75	4.60	(78)
Natural Gas	01/01/2015 - 03/31/2015	200,000	4.00	4.84	(122)
Natural Gas	01/01/2015 - 12/31/2015	100,000	3.75	4.65	(65)
Natural Gas	01/01/2015 - 12/31/2015	200,000	3.75	5.04	67
Total open natural gas costless collar contracts					(1,715)

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS - Continued

Commodity	Calculation Period	Notional Quantity (Gal/month)	Fixed Price ($/Gal)	Fair Value of Asset (Liability) (thousands)
Propane	04/01/2014 - 12/31/2014	116,000	0.950	(130)
Propane	04/01/2014 - 12/31/2014	84,000	1.143	51
Propane	04/01/2014 - 12/31/2014	68,000	1.150	48
Propane	04/01/2014 - 12/31/2014	116,000	1.003	(76)
Propane	04/01/2014 - 12/31/2014	60,000	1.015	(32)
Propane	01/01/2015 - 12/31/2015	150,000	1.000	(59)
Propane	01/01/2015 - 12/31/2015	68,000	1.073	32
Normal Butane	04/01/2014 - 12/31/2014	17,500	1.540	41
Normal Butane	04/01/2014 - 12/31/2014	45,500	1.550	112
Isobutane	04/01/2014 - 12/31/2014	22,000	1.640	69
Isobutane	04/01/2014 - 12/31/2014	37,000	1.640	116
Natural Gasoline	04/01/2014 - 12/31/2014	30,000	1.970	(36)
Natural Gasoline	04/01/2014 - 12/31/2014	41,000	2.000	(33)
Total open NGL swap contracts				103
Total open derivative financial instruments				$(5,861)
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS - Continued

The following table presents the gross asset balances of the Company’s derivative financial instruments, the amounts subject to master netting arrangements, the amounts that the Company has presented on a net basis, the amounts subject to master netting across different commodity types that were presented on a gross basis and the location of these balances in its unaudited condensed consolidated balance sheet as of March 31, 2014 (in thousands).

Derivative Instruments	Gross amounts of recognized assets	Gross amounts netted in the condensed consolidated balance sheet	Net amounts of assets presented in the condensed consolidated balance sheet	Amounts subject to master netting arrangements presented on a gross basis
Counterparty A
Current assets	$766	$(766)	$—	$—
Other assets	—	—	—	—
Counterparty B
Current assets	805	(805)	—	—
Other assets	604	(353)	251	—
Counterparty C
Current assets	1,789	(1,690)	99	99
Other assets	653	(637)	16	11
Counterparty D
Current assets	43	(43)	—	—
Other assets	—	—	—	—
Total	$4,660	$(4,294)	$366	$110
The following table presents the gross liability balances of the Company’s derivative financial instruments, the amounts subject to master netting arrangements, the amounts that the Company has presented on a net basis, the amounts subject to master netting across different commodity types that were presented on a gross basis and the location of these balances in its unaudited condensed consolidated balance sheet as of March 31, 2014 (in thousands).

Derivative Instruments	Gross amounts of recognized liabilities	Gross amounts netted in the condensed consolidated balance sheet	Net amounts of liabilities presented in the condensed consolidated balance sheet	Amounts subject to master netting arrangements presented on a gross basis
Counterparty A
Current liabilities	$2,331	$(766)	$1,565	$—
Other liabilities	—	—	—	—
Counterparty B
Current liabilities	2,282	(805)	1,477	—
Other liabilities	353	(353)	—	—
Counterparty C
Current liabilities	4,765	(1,690)	3,075	99
Other liabilities	637	(637)	—	11
Counterparty D
Current liabilities	153	(43)	110	—
Other liabilities	—	—	—	—
Total	$10,521	$(4,294)	$6,227	$110

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS - Continued

The following table presents the gross asset balances of the Company’s derivative financial instruments, the amounts subject to master netting arrangements, the amounts that the Company has presented on a net basis, the amounts subject to master netting across different commodity types that were presented on a gross basis and the location of these balances in its unaudited condensed consolidated balance sheet as of December 31, 2013 (in thousands).

Derivative Instruments	Gross amounts of recognized assets	Gross amounts netted in the condensed consolidated balance sheet	Net amounts of assets presented in the condensed consolidated balance sheet	Amounts subject to master netting arrangements presented on a gross basis
Counterparty A
Current assets	$1,746	$(1,746)	$—	—
Other assets	—	—	—	—
Counterparty B
Current assets	1,371	(1,371)	—	—
Other assets	841	(668)	173	—
Counterparty C
Current assets	2,886	(2,873)	13	—
Other assets	1,046	(1,046)	—	—
Counterparty D
Current assets	6	—	6	—
Other assets	—	—	—	—
Total	$7,896	$(7,704)	$192	$—

The following table presents the gross liability balances of the Company’s derivative financial instruments, the amounts subject to master netting arrangements, the amounts that the Company has presented on a net basis, the amounts subject to master netting across different commodity types that were presented on a gross basis and the location of these balances in its unaudited condensed consolidated balance sheet as of December 31, 2013 (in thousands).

Derivative Instruments	Gross amounts of recognized liabilities	Gross amounts netted in the condensed consolidated balance sheet	Net amounts of liabilities presented in the condensed consolidated balance sheet	Amounts subject to master netting arrangements presented on a gross basis
Counterparty A
Current liabilities	$2,550	$(1,746)	$804	$—
Other liabilities	—	—	—	—
Counterparty B
Current liabilities	2,136	(1,371)	765	—
Other liabilities	668	(668)	—	—
Counterparty C
Current liabilities	3,996	(2,873)	1,123	—
Other liabilities	1,299	(1,046)	253	—
Counterparty D
Current liabilities	—	—	—	—
Other liabilities	—	—	—	—
Total	$10,649	$(7,704)	$2,945	$—

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS - Continued

The following table summarizes the location and aggregate fair value of all derivative financial instruments recorded in the unaudited condensed consolidated statements of operations for the periods presented (in thousands). These derivative financial instruments are not designated as hedging instruments.

		Three Months Ended March 31,
Type of Instrument	Location in Condensed Consolidated Statement of Operations	2014	2013
Derivative Instrument
Oil	Revenues: Realized loss on derivatives	$(942)	$(237)
Natural Gas	Revenues: Realized (loss) gain on derivatives	(589)	524
NGL	Revenues: Realized (loss) gain on derivatives	(312)	105
Realized (loss) gain on derivatives		(1,843)	392
Oil	Revenues: Unrealized loss on derivatives	(2,050)	(2,728)
Natural Gas	Revenues: Unrealized loss on derivatives	(1,267)	(2,511)
NGL	Revenues: Unrealized gain on derivatives	209	414
Unrealized loss on derivatives		(3,108)	(4,825)
Total		$(4,951)	$(4,433)

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

Level 2
Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that are valued with industry standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value of money and (iii) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument and can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace.

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
At March 31, 2014 and December 31, 2013, the carrying values reported on the unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses, accounts payable, accrued liabilities, royalties payable, income taxes payable and other current liabilities approximate their fair values due to their short-term maturities.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 8 - FAIR VALUE MEASUREMENTS - Continued

At March 31, 2014 and December 31, 2013, the carrying value of borrowings under the Credit Agreement approximates fair value, as it is subject to short-term floating interest rates that reflect market rates available to the Company at the time, and is classified at Level 2.

The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of March 31, 2014 and December 31, 2013 (in thousands).

	Fair Value Measurements at March 31, 2014 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil, natural gas and NGL derivatives	$—	$366	$—	$366
Oil, natural gas and NGL derivatives	—	(6,227)	—	(6,227)
Total	$—	$(5,861)	$—	$(5,861)

	Fair Value Measurements at December 31, 2013 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil, natural gas and NGL derivatives	$—	$192	$—	$192
Oil, natural gas and NGL derivatives	—	(2,945)	—	(2,945)
Total	$—	$(2,753)	$—	$(2,753)
Additional disclosures related to derivative financial instruments are provided in Note 7. For purposes of fair value measurement, the Company determined that derivative financial instruments (e.g., oil, natural gas and NGL derivatives) should be classified at Level 2.
The Company accounts for additions and revisions to asset retirement obligations and lease and well equipment inventory when adjusted for impairment at fair value on a non-recurring basis and has determined that these fair value measurements should be classified at Level 3. The following tables summarize the valuation of the Company’s assets and liabilities that were accounted for at fair value on a non-recurring basis for the periods ended March 31, 2014 and December 31, 2013 (in thousands).

	Fair Value Measurements at March 31, 2014 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Asset retirement obligations	$—	$—	$(1,847)	$(1,847)
Total	$—	$—	$(1,847)	$(1,847)

	Fair Value Measurements at December 31, 2013 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Asset retirement obligations	$—	$—	$(1,470)	$(1,470)
Total	$—	$—	$(1,470)	$(1,470)

No impairment to any equipment was recorded during the three months ended March 31, 2014 and December 31, 2013.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Office Lease
The Company’s corporate headquarters are located at One Lincoln Centre, 5400 LBJ Freeway, Suite 1500, Dallas, Texas 75240. The square footage of the corporate headquarters is 40,071 square feet and the lease expires on June 30, 2022. Rent expense, including fees for operating expenses and consumption of electricity, was $0.2 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.
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
Under this agreement, if the Company does not meet 80% of the maximum thermal quantity transportation and processing commitments in a contract year, it will be required to pay a deficiency fee per MMBtu of natural gas deficiency. Any quantity in excess of the maximum MMBtu delivered in a contract year can be carried over to the next contract year for purposes of calculating the natural gas deficiency. During certain prior periods, the Company had an immaterial natural gas deficiency, and the counterparty to this agreement waived the deficiency fee. The Company’s remaining aggregate undiscounted minimum commitments under this agreement are $9.2 million at March 31, 2014. The Company paid approximately $1.2 million and $0.3 million in processing and transportation fees under this agreement during the three months ended March 31, 2014 and 2013, respectively.

Other Commitments
From time to time, the Company enters into contracts with third parties for drilling rigs. These contracts establish daily rates for the drilling rigs and the term of the Company’s commitment for the drilling services to be provided, which are typically for one year or less. The Company would incur a termination obligation if the Company elected to terminate a contract and the drilling contractor were unable to secure work for the contracted drilling rigs or if the drilling contractor were unable to secure work for the contracted drilling rigs at the same daily rates being charged to the Company prior to the end of their respective contract terms. The Company’s maximum outstanding aggregate termination obligations under its drilling rig contracts were approximately $12.9 million at March 31, 2014.
At March 31, 2014, the Company had agreed to participate in the drilling and completion of various non-operated wells. If all of these wells are drilled and completed, the Company will have minimum outstanding aggregate commitments for its participation in these wells of approximately $21.2 million at March 31, 2014, which it expects to incur within the next few months.
Legal Proceedings
The Company is a defendant in several lawsuits encountered in the ordinary course of its business. In the opinion of management, it is remote that these lawsuits will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 10 - SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at March 31, 2014 and December 31, 2013 (in thousands).

	March 31, 2014	December 31, 2013
Accrued evaluated and unproved and unevaluated property costs	$93,965	$52,605
Accrued support equipment and facilities costs	437	—
Accrued stock-based compensation	85	56
Accrued lease operating expenses	8,385	6,251
Accrued interest on borrowings under Credit Agreement	268	141
Accrued asset retirement obligations	407	175
Accrued partners’ share of joint interest charges	2,364	1,173
Other	3,247	3,586
Total accrued liabilities	$109,158	$63,987

Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the three months ended March 31, 2014 and 2013 (in thousands).

	Three Months Ended March 31,
	2014	2013
Cash paid for interest expense, net of amounts capitalized	$1,269	$1,359
Asset retirement obligations related to mineral properties	1,715	626
Asset retirement obligations related to support equipment and facilities	111	30
Increase (decrease) in liabilities for oil and natural gas properties capital expenditures	42,012	(15,590)
Increase (decrease) in liabilities for support equipment and facilities	437	(1,065)
Issuance of restricted stock units for Board and advisor services	96	47
Issuance of common stock for advisor services	6	8
Stock-based compensation expense recognized as liability	677	30
Transfer of inventory from oil and natural gas properties	107	211
NOTE 11 - SUBSIDIARY GUARANTORS
Matador filed a registration statement on Form S-3 with the SEC, which became effective May 9, 2013, and registered, among other securities, senior and subordinated debt securities. The subsidiaries of Matador (the “Subsidiaries”) are co-registrants with Matador, and the registration statement registers guarantees of debt securities by the Subsidiaries. As of March 31, 2014, the Subsidiaries are 100% owned by Matador and any guarantees by the Subsidiaries will be full and unconditional (except for customary release provisions). Matador has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to Matador. In the event that more than one of the Subsidiaries provide guarantees of any debt securities issued by Matador, such guarantees will constitute joint and several obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto contained herein and in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”), along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report. The Annual Report is accessible on the SEC’s website at www.sec.gov and on our website at www.matadorresources.com. Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with the “Risk Factors” section of the Annual Report and in conjunction with “Cautionary Note Regarding Forward-Looking Statements” below for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.
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
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Additionally, forward-looking statements may be made orally or in press releases, conferences, reports, on our website or otherwise, in the future, by us or on our behalf. Such statements are generally identifiable by the terminology used such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “potential,” “predict,” “project,” “should” or other similar words.
By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: changes in oil or natural gas prices, the success of our drilling program, the timing and amount of planned capital expenditures, sufficient cash flow from operations together with available borrowing capacity under our Credit Agreement, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, the proximity to and capacity of transportation facilities, availability of acquisitions, uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, and the other factors discussed below and elsewhere in this Quarterly Report and in other documents that we file with or furnish to the SEC, all of which are difficult to predict. Forward-looking statements may include statements about:

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
First Quarter Highlights
Our average daily oil equivalent production for the first quarter of 2014 was 11,904 BOE per day, of which 7,344 Bbl per day, or 62%, was oil and 27.4 MMcf per day, or 38%, was natural gas. Our quarterly oil production of 661,000 Bbl and average daily oil production of 7,344 Bbl per day during the first quarter of 2014 were the best quarterly results in our Company’s history. These results were achieved despite having as much as 15% to 20% of our production capacity shut in at various times during the first quarter while we conducted drilling and completion operations on offsetting wells in the Eagle Ford shale.
We had three contracted drilling rigs operating continuously during the first quarter of 2014. One of these drilling rigs was operating in the Permian Basin, continuing to test portions of our growing leasehold position in Southeast New Mexico and West Texas. During the first quarter of 2014, we completed and began producing oil and natural gas from two operated wells in the Permian Basin — the Dorothy White #1H in Loving County, Texas and the Rustler Breaks 12-24-27 #1H in Eddy County, New Mexico — as well as one non-operated well where we have a small working interest. The Dorothy White #1H flowed 1,355 BOE per day, including 902 Bbl of oil per day and 2.7 MMcf of natural gas per day (67% oil) at 3,711 pounds per square inch pressure (“psi”) on a 22/64th inch choke during its 24-hour initial potential test in early January 2014. This well was completed in the top portion of the Wolfcamp formation, the Wolfcamp “A,” at approximately 10,700 feet vertical depth. The Dorothy White #1H well continued to exhibit strong performance throughout the first quarter and at March 31, 2014 had produced a total of approximately 75,000 BOE, including approximately 50,000 Bbl of oil. The Rustler Breaks 12-24-27 #1H well flowed 987 BOE, including 436 Bbl of oil per day and 3.3 MMcf of natural gas per day (44% oil) at 3,000 psi on a 24/64th inch choke during its 24-hour initial potential test in early March 2014. The Rustler Breaks 12-24-27 #1H well was completed in the Wolfcamp “B” formation at approximately 9,800 feet vertical depth. This well remained shut in for the remainder of the first quarter following its initial flow test pending the completion of a natural gas pipeline connection. The well was connected to a natural gas pipeline and turned to sales on May 1, 2014. It is currently producing approximately 1,160 BOE per day, including 3.6 MMcf of natural gas per day and 560 Bbl of oil per day (48% oil) at about 2,750 psi on a 20/64th inch choke.
We also had two drilling rigs operating in South Texas during the first quarter of 2014 as we continue to develop our Eagle Ford acreage. During the first quarter of 2014, we completed and began producing oil and natural gas from 11 gross (10.7 net) operated and one gross (0.3 net) non-operated Eagle Ford shale wells. We completed three operated Eagle Ford wells on our Northcut lease and three wells on our Martin Ranch lease in La Salle County, three wells on our Pawelek lease in Karnes County, and two wells on our Lewton lease in DeWitt County. The non-operated well was completed on our Northcut lease. The Pawelek wells began producing in early February, the Martin Ranch wells began producing in late February and early March and the Lewton wells began producing at the very end of March. As a result, these eight wells did not contribute fully to our production volumes for the first quarter of 2014. We also participated in 9 gross (0.4 net) non-operated Haynesville shale wells during the first quarter of 2014.
During the first quarter of 2014, our oil and natural gas revenues were $78.9 million, an increase of 33% from oil and natural gas revenues of $59.3 million during the first quarter of 2013. This increase was due primarily to the 44% increase in our oil production to 661,000 Bbl of oil in the first quarter of 2014, or 7,344 Bbl of oil per day, as compared to 460,000 Bbl of oil produced, or 5,115 Bbl of oil per day, in the first quarter of 2013. Oil revenues comprised 81% of our total oil and natural gas revenues for the first quarter of 2014. This increase in oil production is primarily attributable to our drilling operations in the Eagle Ford shale as well as initial production contributions from newly drilled wells in the Permian Basin. For the three months ended March 31, 2014, our Adjusted EBITDA was $56.3 million, an increase of 39% from an Adjusted EBITDA of $40.7 million during the three months ended March 31, 2013. Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities see “— Liquidity and Capital Resources — Non-GAAP Financial Measures.” For more information regarding our financial results for the first quarter of 2014, see “— Results of Operations” below.
We realized a weighted average oil price of $96.34 per Bbl for the three months ended March 31, 2014, as compared to $105.72 per Bbl for the three months ended March 31, 2013. Most of our Eagle Ford oil production in South Texas is sold based on a Louisiana Light Sweet oil price index less transportation costs. Oil production from our properties in the Permian Basin in Southeast New Mexico and West Texas is sold on a West Texas Intermediate oil price index less transportation costs. We realized a weighted average natural gas price of $6.20 per Mcf for the three months ended March 31, 2014, as compared to $3.41 per Mcf for the three months ended March 31, 2013. This price reflects an uplift from natural gas liquids we receive on our Eagle Ford natural gas production, and we also expect to receive an uplift in the price we receive for most of our natural gas production from the Permian Basin due to natural gas liquids. Natural gas prices, excluding any uplift from natural gas liquids, were also considerably higher during the first quarter of 2014 as compared to the first quarter of 2013. Our natural gas production from the Haynesville is mostly dry natural gas and does not receive a price uplift from natural gas liquids. See “— Results of Operations” below for more information on our oil and natural gas prices received during the first quarter of 2014.
We began 2014 with approximately 70,800 gross (44,800 net) acres in the Permian Basin in Southeast New Mexico and West Texas. Between January 1 and May 6, 2014, we acquired an additional 16,100 gross (11,400 net) acres in this area, virtually all in our Ranger/Querecho Plains and Indian Draw/Rustler Breaks prospect areas in Lea and Eddy Counties, New Mexico and in the Loving County, Texas area. Including these acreage acquisitions, at May 6, 2014, our total Permian Basin acreage position in Southeast New Mexico and West Texas was approximately 87,000 gross (56,200 net) acres. Of particular note, we hold 10,900 gross (7,000 net) acres in the Loving County area (including a few small tracts in Reeves and Ward Counties) at May 6, 2014. We have added 5,700 gross (3,700 net) acres to our Loving County leasehold position since January 1, 2014, of which 1,800 gross (1,700 net) acres are located adjacent to our Wolf prospect area. We have also been actively acquiring additional Eagle Ford acreage in South Texas. Between January 1 and May 6, 2014, we acquired approximately 1,400 gross (1,300 net) acres in La Salle County. We plan to maintain leasing efforts in each of our three operating areas — Permian, Eagle Ford and Haynesville — as opportunities arise throughout 2014.

Critical Accounting Policies
There have been no changes to our critical accounting policies and estimates from those set forth in the Annual Report.
Recent Accounting Pronouncements
There have been no additional recent accounting pronouncements impacting our financial reporting from those set forth in the Annual Report.

Results of Operations
Revenues
The following table summarizes our revenues and production data for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Operating Data:
Revenues (in thousands):(1)
Oil	$63,674	$48,670
Natural gas	15,257	10,649
Total oil and natural gas revenues	78,931	59,319
Realized (loss) gain on derivatives	(1,843)	392
Unrealized loss on derivatives	(3,108)	(4,825)
Total revenues	$73,980	$54,886
Net Production Volumes:(1)
Oil (MBbl)(2)	661	460
Natural gas (Bcf)	2.5	3.1
Total oil equivalent (MBOE)(3)	1,071	981
Average daily production (BOE/d)(4)	11,904	10,897
Average Sales Prices:
Oil, with realized derivatives (per Bbl)	$94.91	$105.20
Oil, without realized derivatives (per Bbl)	$96.34	$105.72
Natural gas, with realized derivatives (per Mcf)	$5.83	$3.61
Natural gas, without realized derivatives (per Mcf)	$6.20	$3.41
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
Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2013
Oil and natural gas revenues. Our oil and natural gas revenues increased by $19.6 million to $78.9 million, or an increase of 33%, for the three months ended March 31, 2014, as compared to $59.3 million for the three months ended March 31, 2013. This increase in oil and natural gas revenues includes an increase in our oil revenues of $15.0 million and an increase in our natural gas revenues of $4.6 million for the three months ended March 31, 2014, as compared to the comparable period in 2013. Our oil revenues increased 31% to $63.7 million for the three months ended March 31, 2014, as compared to $48.7 million for the three months ended March 31, 2013. This increase in oil revenues reflects the increase in our oil production by 44% to 661,000 Bbl of oil in the first quarter of 2014, or 7,344 Bbl of oil per day, as compared to 460,000 Bbl of oil produced, or 5,115 Bbl of oil per day, in the first quarter of 2013. This increase in oil production is attributable to our drilling operations in the Eagle Ford shale, as well as initial production contributions from newly drilled wells in the Permian Basin. The increase in oil production was partially offset by a slight decline in the weighted average oil price of $96.34 per Bbl that we realized for the three months ended March 31, 2014, as compared to the weighted average oil price of $105.72 that we realized for the three months ended March 31, 2013. Our natural gas revenues increased 43% to $15.3 million for the three months ended March 31, 2014, as compared to $10.6 million for the three months ended March 31, 2013. The increase in natural gas revenues resulted from a higher weighted average natural gas price of $6.20 per Mcf realized during the first quarter of 2014, as compared to a weighted average natural gas price of $3.41 per Mcf realized during the first quarter of 2013. This higher weighted average natural gas price was partially offset by a 21% decrease in our natural gas production to 2.5 Bcf of natural gas in the first quarter of 2014, as compared to 3.1 Bcf of natural gas in the first quarter of 2013. This decrease in natural gas production reflected the effects of production shut-ins and timing issues associated with delays in initial production from a number of wells, particularly in the Haynesville. These issues were temporary, and in early May, our natural gas production was approximately 42 MMcf per day. The increase in the weighted average natural gas price to $6.20 per Mcf during the three months ended March 31, 2014, as compared to $3.41 for the three months ended March 31, 2013, was attributable to increased natural gas prices between the two periods, as well as the higher heating quality of the natural gas produced from our Eagle Ford shale wells, as compared to our Haynesville and Cotton Valley wells.
Realized (loss) gain on derivatives. Our realized loss on derivatives was $1.8 million for the three months ended March 31, 2014, as compared to a realized gain of $0.4 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, we realized a net loss of $0.9 million, $0.6 million and $0.3 million attributable to our oil, natural gas and natural gas liquids (“NGL”) derivative contracts, respectively. For the three months ended March 31, 2013, we realized a net loss of $0.2 million on our oil derivative contracts and a net gain of $0.5 million and $0.1 million on our natural gas and NGL derivative contracts, respectively. The change from a realized gain to a realized loss on our open natural gas and NGL derivative contracts between the respective periods resulted from higher natural gas prices and higher prices for certain natural gas liquids during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. We realized a loss of $0.22 per MMBtu hedged on all of our open natural gas derivative contracts during the three months ended March 31, 2014, as compared to a gain of $0.39 per MMBtu hedged on all of our open natural gas derivative contracts during the three months ended March 31, 2013. Our total natural gas volumes hedged for the three months ended March 31, 2014 were double the total natural gas volumes hedged for the same period in 2013. In addition, during the first quarter of 2014, our open natural gas costless collar contracts had average floor and ceiling prices of $3.42 per MMBtu and $4.98 per MMBtu, respectively, as compared to $3.50 per MMBtu and $4.97 per MMBtu, respectively, during the first quarter of 2013. The realized loss on derivatives on our open oil and NGL derivative contracts during the three months ended March 31, 2014 and 2013 resulted from oil prices that were higher than the ceiling prices of several of our open oil costless collar contracts and NGL prices that were in excess of the fixed prices of our open NGL swap contracts, respectively. The average floor prices of our open oil costless collar contracts were $87.73 per Bbl and $87.50 per Bbl as of March 31, 2014 and March 31, 2013, respectively. The average ceiling prices of our open oil costless collar contracts were $99.76 per Bbl and $110.23 per Bbl as of March 31, 2014 and March 31, 2013, respectively.
Unrealized loss on derivatives. Our unrealized loss on derivatives was $3.1 million for the three months ended March 31, 2014, as compared to an unrealized loss of $4.8 million for the three months ended March 31, 2013. During the period from December 31, 2013 to March 31, 2014, the net fair value of our open oil, natural gas and NGL derivative contracts decreased from a net liability of $2.8 million to a net liability of $5.9 million, resulting in an unrealized loss on derivatives of $3.1 million for the three months ended March 31, 2014. The net fair value of our open derivative contracts for oil and natural gas decreased at March 31, 2014 compared to December 31, 2013 due to increases in futures prices for these commodities at March 31, 2014, as compared to futures prices at December 31, 2013. The fair value of our open NGL derivative contracts increased at March 31, 2014, as compared to December 31, 2013, due to decreases in futures prices for certain of these commodities. During the period from December 31, 2012 to March 31, 2013, the net fair value of our open oil and natural gas derivative contracts decreased from $4.5 million to $(0.3) million due to increases in futures prices for the these commodities, resulting in an unrealized loss on derivatives of $4.8 million for the three months ended March 31, 2013. We had no material unrealized gain or loss on our open NGL contracts during the three months ended March 31, 2013.

Expenses
The following table summarizes our operating expenses and other income (expense) for the periods indicated:

	Three Months Ended March 31,
	2014	2013
(In thousands, except expenses per BOE)	(Unaudited)	(Unaudited)
Expenses:
Production taxes and marketing	$6,006	$4,097
Lease operating	9,351	10,899
Depletion, depreciation and amortization	24,030	28,232
Accretion of asset retirement obligations	117	81
Full-cost ceiling impairment	—	21,230
General and administrative	7,219	4,602
Total expenses	46,723	69,141
Operating income (loss)	27,257	(14,255)
Other income (expense):
Interest expense	(1,396)	(1,271)
Interest and other income	38	67
Total other expense	(1,358)	(1,204)
Income (loss) before income taxes	25,899	(15,459)
Total income tax provision	9,536	46
Net income (loss)	$16,363	$(15,505)
Expenses per BOE:
Production taxes and marketing	$5.61	$4.18
Lease operating	$8.73	$11.11
Depletion, depreciation and amortization	$22.43	$28.79
General and administrative	$6.74	$4.69

Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2013
Production taxes and marketing. Our production taxes and marketing expenses increased by $1.9 million to $6.0 million, or an increase of 47%, for the three months ended March 31, 2014, as compared to $4.1 million for the three months ended March 31, 2013. The increase in our production taxes and marketing expenses was primarily due to the increase in our oil and natural gas revenues by 33% during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The majority of this increase was attributable to production taxes associated with the increase in oil production and associated oil revenues during the three months ended March 31, 2014 resulting from our drilling operations in the Eagle Ford shale. Our total production was comprised of 62% oil and 38% natural gas for the three months ended March 31, 2014, as compared to 47% oil and 53% natural gas during the same period in 2013. On a unit-of-production basis, our production taxes and marketing expenses increased by 34% to $5.61 per BOE for the three months ended March 31, 2014, as compared to $4.18 per BOE for the three months ended March 31, 2013.
Lease operating expenses. Our lease operating expenses decreased by $1.5 million to $9.4 million, or a decrease of 14%, for the three months ended March 31, 2014, on an absolute basis, as compared to $10.9 million for the three months ended March 31, 2013. Our lease operating expenses per unit of production decreased 21% to $8.73 per BOE for the three months ended March 31, 2014, as compared to $11.11 per BOE for the three months ended March 31, 2013. During these respective periods, our total oil and natural gas production increased about 9% to 1,071 MBOE from 981 MBOE, including an increase in oil production of 44% to 661,000 Bbl of oil from 460,000 Bbl of oil, which would typically result in higher LOE. The percentage of oil being produced was 62% of total production by volume in the first quarter of 2014, as compared to only 47% of total production by volume in the first quarter of 2013. This decrease achieved in LOE is primarily attributable to the progress we have made in reducing our LOE during the last twelve months, which was primarily attributable to (1) the installation of permanent production facilities on almost all of our properties, alleviating the need for the extended use of flowback equipment to produce newly completed Eagle Ford wells, (2) the early use of gas lift on most of our newly completed Eagle Ford wells and (3) a decrease in salt water disposal costs on a per barrel basis, as well as continued improvement in overall operational processes, in our South Texas operations.

Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses decreased by $4.2 million to $24.0 million, or a decrease of 15%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. On a unit-of-production basis, our depletion, depreciation and amortization expenses decreased to $22.43 per BOE for the three months ended March 31, 2014, or a decrease of 22%, from $28.79 per BOE for the three months ended March 31, 2013. The decrease in both the total and per-unit-of-production depletion, depreciation and amortization expenses is attributable to the increase in our estimated total proved reserves between the two periods. Because we use the unit-of-production method for calculating depletion, depreciation and amortization, an increase in estimated total proved reserves increases the base to which our depletion, depreciation and amortization expenses are applied, resulting in a lower depletion, depreciation and amortization rate to apply to our unamortized properties. The increase in estimated total proved reserves is attributable to increased natural gas prices between the two periods, our continued development activities in the Eagle Ford shale and our initial drilling activities in the Permian Basin. The decrease in our depletion, depreciation and amortization expenses was partially offset by the increase in our oil and natural gas production by 9% to 1,071 MBOE from 981 MBOE during the respective periods.
Full-cost ceiling impairment. No impairment to the net carrying value of our oil and natural gas properties and no corresponding charge resulting from a full-cost ceiling impairment was recorded during the three months ended March 31, 2014. At March 31, 2013, the net capitalized costs of our oil and natural gas properties less related deferred income taxes exceeded the full-cost ceiling by $13.7 million. As a result, we recorded an impairment charge of $21.2 million to the net capitalized costs of our oil and natural gas properties and a deferred income tax credit of $7.5 million. At March 31, 2013, we retained a full valuation allowance against our net deferred tax assets, and as a result, the income tax benefit of $7.5 million is not reflected in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2013. The full-cost ceiling impairment resulted primarily from the continued low weighted average index price for natural gas used to estimate total proved reserves at March 31, 2013, which was $2.95 per MMBtu for the period from April 2012 through March 2013.
General and administrative. Our general and administrative expenses increased by $2.6 million to $7.2 million, or an increase of 57%, for the three months ended March 31, 2014, as compared to $4.6 million for the three months ended March 31, 2013. The increase in our general and administrative expenses for the three months ended March 31, 2014 was largely attributable to an increase in stock-based compensation expense of $1.3 million to $1.8 million for the three months ended March 31, 2014, as compared to $0.5 million for the three months ended March 31, 2013. The increase in our stock-based compensation expense is attributable to the continued vesting of awards granted in 2012 and 2013 and new awards granted in 2014, as well as the increased fair value of our liability-based stock options during the three months ended March 31, 2014, resulting from an increase in the price per share of our common stock from $18.64 to $24.49 during the first quarter of 2014. The remaining increase is due to additional payroll expenses associated with personnel added between the respective periods to support our increased drilling and completion operations. While our total general and administrative expenses increased 57%, our general and administrative expenses on a unit-of-production basis increased only 44% to $6.74 per BOE for the three months ended March 31, 2014, as compared to $4.69 per BOE for the three months ended March 31, 2013, as a result of our increased oil equivalent production.
Interest expense. For the three months ended March 31, 2014, we incurred total interest expense of $2.1 million. We capitalized $0.7 million of our interest expense on certain qualifying projects for the three months ended March 31, 2014 and expensed the remaining $1.4 million to operations. For the three months ended March 31, 2013, we incurred total interest expense of $1.6 million. We capitalized $0.3 million of our interest expense on certain qualifying projects for the three months ended March 31, 2013 and expensed the remaining $1.3 million to operations. The increase in total interest expense is primarily attributable to an increase in outstanding borrowings under our Credit Agreement between the comparable periods.
Total income tax provision. Based on our projections for the remainder of 2014, we anticipate incurring an alternative minimum tax (“AMT”) liability for the year ending December 31, 2014, the proportionate share of which is recorded as the current income tax provision of $1.3 million for the three months ended March 31, 2014. The total income tax provision of $9.5 million for the three months ended March 31, 2014 also includes $8.3 million of deferred income taxes. Our effective tax rate for the three months ended March 31, 2014 was 36.8%. Total income tax expense for the three months ended March 31, 2014 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due to the impact of permanent differences between book and taxable income. Although we had a net loss for the three months ended March 31, 2013, based on our projections for the remainder of 2013, we anticipated incurring a small alternative minimum tax (“AMT”) liability for the year ending December 31, 2013, the proportionate share of which was recorded as the current income tax provision of $46,000 for the three months ended March 31, 2013. The total income tax provision for the three months ended March 31, 2013 represented only our estimate of the AMT liability attributable to the three months ended March 31, 2013. We established a valuation allowance at September 30, 2012 and retained a full valuation allowance of approximately $15.8 million at March 31, 2013 due to uncertainties regarding the future realization of our net deferred tax assets. As a result, there was no income tax expense or benefit recorded for the three months ended March 31, 2013, other than the AMT liability noted above.

Liquidity and Capital Resources
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
At March 31, 2014, we had cash totaling $14.3 million, the borrowing base under our Credit Agreement was $385.0 million and we had $270.0 million of outstanding long-term borrowings and $0.3 million in outstanding letters of credit. These borrowings bore interest at an effective interest rate of 3.5% per annum. From April 1, 2014 through May 6, 2014, we borrowed an additional $30.0 million under our Credit Agreement to finance a portion of our working capital requirements and capital expenditures and for the acquisition of additional leasehold interests.
Our 2014 capital expenditure budget was originally estimated at $440.0 million and included approximately $394.0 million for drilling and completing oil and natural gas exploration and development wells, with the remainder allocated to lease acquisitions, seismic data, pipelines and other infrastructure. At March 31, 2014, we had incurred $138.1 million, or 31%, of our originally anticipated 2014 capital expenditure budget of $440.0 million.
At March 31, 2014, we had two contracted drilling rigs operating on our Eagle Ford acreage in South Texas and one contracted drilling rig operating in the Permian Basin. In April 2014, we replaced the drilling rig operating in the central portion of our Eagle Ford acreage in Karnes and Wilson Counties with a new “walking” rig. Due to a temporary contract overlap resulting from initiating drilling operations with the second “walking” rig in the Eagle Ford in April 2014, we moved the rig then operating in the central Eagle Ford in Karnes County to Loving County, Texas. We are using this rig to drill the next two wells on our Wolf prospect in the Permian Basin. This temporary overlap was anticipated and accounted for in our original 2014 capital expenditure budget. As a result of this overlap, at May 6, 2014, we were operating four contracted drilling rigs—two in the Eagle Ford and two in the Permian.
In addition, during the first quarter of 2014, we were notified by a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) of its intent to drill up to a total of 30 Haynesville wells on our Elm Grove acreage in southern Caddo Parish, Louisiana during 2014. We retain the right to participate for up to a 25% working interest in all wells drilled on this property, with our working interest proportionately reduced to the leasehold position in any individual drilling unit. At May 6, 2014, we have agreed to participate in a total of 15 gross (3.4 net) Haynesville wells that have been proposed by Chesapeake on this acreage. Should Chesapeake elect to drill all 30 wells on this acreage in 2014, our working interest participation would be equivalent to approximately 6.3 net wells at an estimated capital expenditure of approximately $50.0 million. These Chesapeake-operated Haynesville wells were not accounted for in our original 2014 capital expenditure budget.
Between January 1, 2014 and May 6, 2014, we have acquired an additional 16,100 gross (11,400 net) acres in the Permian Basin and 1,400 gross (1,300 net) acres in the Eagle Ford at a total cost of approximately $45.0 million, which exceeded our originally anticipated 2014 capital expenditures for leasehold and seismic data acquisition of $30.0 million. We anticipate incurring an additional $35.0 million for leasehold and seismic data acquisition throughout the remainder of 2014, as we plan to maintain leasing efforts in the Permian Basin, Eagle Ford shale and Haynesville shale as opportunities arise.
As a result of the anticipated Chesapeake drilling activity and additional leasehold and seismic data acquisition throughout the remainder of 2014, at May 6, 2014, we increased our 2014 estimated capital expenditure budget from $440.0 million to $540.0 million. We anticipate investing $540.0 million for exploration, development and acquisition efforts as follows:

Amount (in millions)
Exploration, development drilling and completion costs	$444.0
Pipeline and infrastructure expenditures	16.0
Leasehold acquisition and 2-D and 3-D seismic data	80.0
Total	$540.0

While we have budgeted $540.0 million in capital expenditures for 2014, the amount, timing and allocation of our capital expenditures is largely discretionary and within our control. The aggregate amount of capital we will expend may fluctuate materially based on market conditions and our drilling results, as well as other opportunities we may encounter during the remainder of 2014. If oil or natural gas prices decline or costs increase significantly, we could defer a significant portion of our anticipated capital expenditures until later periods to conserve cash or to focus on projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling, completion and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in our exploration and development activities, contractual obligations, drilling plans for properties we do not operate and other factors both within and outside our control.
As a result of current availability and anticipated increases in the borrowing base under our Credit Agreement and our anticipated increases in oil and natural gas production and related revenues, excluding any possible significant acquisitions, we expect to have sufficient future borrowing capacity under our Credit Agreement and cash flows from operations to fund our updated capital expenditure requirements for 2014. We use commodity derivative financial instruments to mitigate our exposure to fluctuations in oil, natural gas and natural gas liquids prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices.
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
If our exploration and development activities are less successful than we anticipate or result in less cash flows than anticipated, or should oil and natural gas prices decline substantially or our capital expenditure needs increase, we may require additional sources of capital, including through additional borrowings under our Credit Agreement (assuming availability under our borrowing base) or additional credit arrangements, the sale of assets or acreage or entering into one or more joint ventures, none of which may be available. In addition to future borrowings under our Credit Agreement, we may also seek to raise additional funds by issuing debt securities or selling shares of our common stock or securities convertible or exercisable into our common stock (including debt securities or other preferential securities) in the public markets or otherwise. Any such sales of equity or convertible securities would dilute the ownership interest of our existing shareholders. There is no guarantee that we would be able to sell such debt or equity securities on terms acceptable to us. It is also possible that, to the extent we are not able to obtain additional sources of capital on terms acceptable to us, we may modify our updated capital expenditure budget for 2014 accordingly to reduce our capital spending and rate of growth or enter into one or more joint ventures or other alternative financings. Exploration and development activities are subject to a number of risks and uncertainties that could impact our ability to sufficiently increase our reserves, cash flows from operations and the borrowing base under our Credit Agreement.
Our cash flows for the three months ended March 31, 2014 and 2013 are presented below:

	Three Months Ended March 31,
	2014	2013
(In thousands)	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$31,945	$32,229
Net cash used in investing activities	(93,898)	(84,672)
Net cash provided by financing activities	70,006	55,000
Net change in cash	$8,053	$2,557
Adjusted EBITDA(1)	$56,345	$40,672
__________________

(1)
Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “— Non-GAAP Financial Measures” below.

Cash Flows Provided by Operating Activities
Net cash provided by operating activities decreased by $0.3 million to $31.9 million for the three months ended March 31, 2014, as compared to net cash provided by operating activities of $32.2 million for the three months ended March 31, 2013. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased by $14.3 million to $53.7 million for the three months ended March 31, 2014 from $39.4 million for the three months ended March 31, 2013. This increase is primarily attributable to the 33% increase in our oil and natural gas revenues between the respective periods. Changes in our operating assets and liabilities between March 31, 2013 and March 31, 2014 resulted in a net decrease of $14.6 million in net cash provided by operating activities for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.
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

Cash Flows Used in Investing Activities
Net cash used in investing activities increased by $9.2 million to $93.9 million for the three months ended March 31, 2014 from $84.7 million for the three months ended March 31, 2013. This increase in net cash used in investing activities is almost entirely attributable to the increase in cash used for oil and natural gas properties capital expenditures for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Cash used for oil and natural gas properties capital expenditures for the three months ended March 31, 2014 was primarily attributable to our operated drilling and completion activities in the Eagle Ford shale play and our initial operated drilling activities in the Permian Basin, as well as the acquisition of additional leasehold interests in both operating areas.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $70.0 million for the three months ended March 31, 2014, as compared to net cash provided by financing activities of $55.0 million for the three months ended March 31, 2013. The net cash provided by financing activities for the three months ended March 31, 2014 was attributable to incremental borrowings under our Credit Agreement of $70.0 million. The net cash provided by financing activities for the three months ended March 31, 2013 was due to incremental borrowings of $55.0 million.
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

	Three Months Ended March 31,
(In thousands)	2014	2013
Unaudited Adjusted EBITDA Reconciliation to Net Income (Loss):
Net income (loss)	$16,363	$(15,505)
Interest expense	1,396	1,271
Total income tax provision	9,536	46
Depletion, depreciation and amortization	24,030	28,232
Accretion of asset retirement obligations	117	81
Full-cost ceiling impairment	—	21,230
Unrealized loss on derivatives	3,108	4,825
Stock-based compensation expense	1,795	492
Adjusted EBITDA	$56,345	$40,672

	Three Months Ended March 31,
(In thousands)	2014	2013
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$31,945	$32,229
Net change in operating assets and liabilities	21,729	7,126
Interest expense	1,396	1,271
Current income tax provision	1,275	46
Adjusted EBITDA	$56,345	$40,672
__________________
Our Adjusted EBITDA increased by $15.7 million to $56.3 million, or an increase of 39%, for the three months ended March 31, 2014, as compared to $40.7 million for the three months ended March 31, 2013. This increase in our Adjusted EBITDA is primarily attributable to the increase in our oil production and the associated increase in our oil and natural gas revenues for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.
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
The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of our proved oil and natural gas reserves at December 31 and June 30 of each year, respectively. Both we and the lenders may request an unscheduled redetermination of the borrowing base once each between scheduled redetermination dates. During the first quarter of 2014, our lenders completed their review of our estimated total proved oil and natural gas reserves at December 31, 2013, and as a result, on March 12, 2014, the borrowing base under our Credit Agreement was increased to $385.0 million, and the conforming borrowing base was increased to $310.0 million. At that time, we amended the Credit Agreement to, among other things, provide that the borrowing base will automatically be reduced to the conforming borrowing base at the earlier of (i) June 30, 2015 or (ii) concurrent with the issuance by us of senior unsecured notes in an amount greater than or equal to $10.0 million. The Credit Agreement was also amended to eliminate the current ratio covenant and to increase the debt to EBITDA ratio covenant, which is defined as total debt outstanding divided by a rolling four quarter EBITDA calculation, to 4.25 or less. Furthermore, the interest rate charged to us based on our outstanding level of borrowings was reduced by 0.25% across the borrowing grid as a result of this amendment. This March 2014 redetermination constituted the regularly scheduled May 1 redetermination. We may request one additional unscheduled redetermination of our borrowing base prior to the next scheduled redetermination. We expect additional increases to the borrowing base will be primarily as a result of anticipated increases in our proved oil and natural gas reserves, and particularly our proved developed oil and natural gas reserves.
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
At March 31, 2014, we had $270.0 million in borrowings outstanding under the Credit Agreement and approximately $0.3 million in outstanding letters of credit issued pursuant to the Credit Agreement. At March 31, 2014, our outstanding borrowings bore interest at an effective interest rate of approximately 3.5% per annum. We expect to access future borrowings under our Credit Agreement to fund portions of our remaining 2014 capital expenditure requirements in excess of amounts available from our operating cash flows. From April 1, 2014 through May 6, 2014, we borrowed an additional $30.0 million under the Credit Agreement to finance a portion of our working capital requirements and capital expenditures and for the acquisition of additional leasehold interests. At May 6, 2014, we had $300.0 million in borrowings outstanding under the Credit Agreement and approximately $0.6 million in outstanding letters of credit issued pursuant to the Credit Agreement.
If we borrow funds as a base rate loan, such borrowings will bear interest at a rate equal to the higher of (i) the prime rate for such day, (ii) the Federal Funds Effective Rate on such day, plus 0.50% or (iii) the daily adjusting LIBOR rate plus 1.0% plus, in each case, an amount from 0.50% to 2.75% of such outstanding loan depending on the level of borrowings under the agreement. If we borrow funds as a Eurodollar loan, such borrowings will bear interest at a rate equal to (i) the quotient obtained by dividing (A) the LIBOR rate by (B) a percentage equal to 100% minus the maximum rate during such interest calculation period at which RBC is required to maintain reserves on Eurocurrency Liabilities (as defined in Regulation D of the Board of Governors of the Federal Reserve System) plus (ii) an amount from 1.50% to 3.75% of such outstanding loan depending on the level of borrowings under the Credit Agreement. The interest period for Eurodollar borrowings may be one, two, three or six months as designated by us. A commitment fee of 0.375% to 0.50%, depending on the unused availability under the Credit Agreement, is also paid quarterly in arrears. We include this commitment fee, any amortization of deferred financing costs (including origination, borrowing base increase and amendment fees) and annual agency fees as interest expense and in our interest rate calculations and related disclosures. The Credit Agreement requires us to maintain a debt to EBITDA ratio, which is defined as total debt outstanding divided by a rolling four quarter EBITDA calculation, of 4.25 or less.
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
At March 31, 2014, we believe that we were in compliance with the terms of our Credit Agreement.

Off-Balance Sheet Arrangements
At March 31, 2014, we did not have any off-balance sheet arrangements.
Obligations and Commitments
We had the following material contractual obligations and commitments at March 31, 2014:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 -3 Years	3 -5 Years	More Than 5 Years
Contractual Obligations:
Revolving credit borrowings, including letters of credit(1)	$270,340	$340	$270,000	$—	$—
Office lease	7,386	812	1,694	1,774	3,106
Non-operated drilling commitments(2)	21,167	21,167	—	—	—
Drilling rig contracts(3)	12,866	12,726	140	—	—
Asset retirement obligations	9,426	407	1,083	1,663	6,273
Gas processing and transportation agreement(4)	9,245	3,995	4,497	753	—
Total contractual cash obligations	$330,430	$39,447	$277,414	$4,190	$9,379
__________________

(1)
At March 31, 2014, we had $270.0 million in revolving borrowings outstanding under our Credit Agreement and approximately $0.3 million in outstanding letters of credit issued pursuant to the Credit Agreement. The revolving borrowings are scheduled to mature in December 2016. These amounts do not include estimated interest on the obligations because our revolving borrowings have short-term interest periods, and we are unable to determine what our borrowing costs may be in future periods.

(2)
At March 31, 2014, we had outstanding commitments to participate in the drilling and completion of various non-operated wells. Our working interests in these wells are typically small, and several of these wells were in progress at March 31, 2014. If all of these wells are drilled and completed, we will have minimum outstanding aggregate commitments for our participation in these wells of $21.2 million at March 31, 2014, which we expect to incur within the next few months.

(3)
From time to time, we enter into contracts with third parties for drilling rigs. These contracts establish daily rates for the drilling rigs and the term of our commitments for the drilling services to be provided, which are typically for one year or less. Should we elect to terminate a contract and if the drilling contractor were unable to secure work for the contracted drilling rigs or if the drilling contractor were unable to secure work for the contracted drilling rigs at the same daily rates being charged to us prior to the end of their respective contract terms, we would incur termination obligations. Our maximum outstanding aggregate termination obligations under our drilling rig contracts were $12.9 million at March 31, 2014.

(4)
Effective September 1, 2012, we entered into a firm five-year natural gas processing and transportation agreement for a significant portion of our operated natural gas production in South Texas. The undiscounted minimum commitments under this agreement total approximately $9.2 million at March 31, 2014.

General Outlook and Trends
For the three months ended March 31, 2014, oil prices ranged from a low of approximately $91.66 per Bbl in early January to a high of approximately $104.92 per Bbl in early March, based upon the NYMEX West Texas Intermediate oil futures contract price for the earliest delivery date. We realized an average oil price of $96.34 per Bbl ($94.91 per Bbl including realized losses from oil derivatives) for our oil production for the three months ended March 31, 2014, as compared to $105.72 per Bbl ($105.20 per Bbl including realized losses from oil derivatives) for the three months ended March 31, 2013. Subsequent to March 31, 2014, oil prices have increased slightly, and at May 6, 2014, the NYMEX West Texas Intermediate oil futures contract for the earliest delivery date closed at $99.50 per Bbl as compared to $96.16 per Bbl at May 6, 2013.
For the three months ended March 31, 2014, natural gas prices ranged from a low of $4.01 per MMBtu in early January to a high of $6.15 per MMBtu in mid-February, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. We realized a weighted average natural gas price of $6.20 per Mcf ($5.83 per Mcf including realized losses from natural gas and NGL derivatives) for our natural gas production for the three months ended March 31, 2014, as compared to $3.41 per Mcf ($3.61 per Mcf including realized gains from natural gas and NGL derivatives) for the three months ended March 31, 2013. The weighted average price we received for our natural gas during the three months ended March 31, 2014 was higher than the NYMEX Henry Hub natural gas price due to the NGL volumes in the liquids-rich natural gas we produce from our Eagle Ford wells. Because we report our production volumes in two streams, oil and natural gas, including dry and liquids-rich natural gas, revenues associated with extracted natural gas liquids are included with our natural gas revenues, which has the effect of increasing the weighted average natural gas price realized on a per Mcf basis. Since the 2014 high in mid-February, natural gas prices have declined somewhat, and at May 6, 2014, the NYMEX Henry Hub natural gas futures contract for the earliest delivery date closed at $4.80 per MMBtu, as compared to $4.01 per MMBtu at May 6, 2013.

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
Like other oil and natural gas producing companies, our properties are subject to natural production declines. By their nature, our oil and natural gas wells experience rapid initial production declines. We attempt to overcome these production declines by drilling to develop and identify additional reserves, by exploring for new sources of reserves and, at times, by acquisitions. During times of severe oil, natural gas and natural gas liquids price declines, however, drilling additional oil or natural gas wells may not be economical, and we may find it necessary to reduce capital expenditures and curtail drilling operations in order to preserve liquidity. A material reduction in capital expenditures and drilling activities could materially impact our production volumes, revenues, reserves, cash flows and availability under our Credit Agreement.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Except as set forth below and in the Annual Report, there have been no changes to our market risk since December 31, 2013.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value of money and (iii) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. At March 31, 2014, RBC, Comerica Bank, The Bank of Nova Scotia and SunTrust Bank (or affiliates thereof) were the counterparties for all of our derivative instruments. We have evaluated the credit standing of the counterparties in determining the fair value of our derivative financial instruments. See “Note 7 - Derivative Financial

Instruments” to the unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments at March 31, 2014. Such information is incorporated herein by reference.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014, to ensure that (i) information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that (ii) information that is required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION
Item 1. Legal Proceedings
We are party to a number of lawsuits arising in the ordinary course of business. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe the resolution of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 6. Exhibits
A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATADOR RESOURCES COMPANY

Date: May 7, 2014	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: May 7, 2014	By:	/s/ David E. Lancaster
David E. Lancaster
Executive Vice President, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1
Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of March 12, 2014, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the year ended December 31, 2013).

10.2†
Form of Employment Agreement between Matador Resources Company and each of Craig N. Adams and Ryan C. London (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the year ended December 31, 2013.)

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

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations - Unaudited, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

†	Indicates a management contract or compensatory plan or arrangement.