Form 10-Q
period 2014-06-30
Matador Resources Co
filed 2014-08-08
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 6, 2014, there were 73,339,315 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except par value and share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash	$14,635	$6,287
Accounts receivable
Oil and natural gas revenues	33,493	25,823
Joint interest billings	9,925	4,785
Other	1,594	1,066
Derivative instruments	22	19
Deferred income taxes	4,294	1,636
Lease and well equipment inventory	954	785
Prepaid expenses	2,427	1,771
Total current assets	67,344	42,172
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	1,278,003	1,090,656
Unproved and unevaluated	277,949	194,306
Other property and equipment	32,219	29,910
Less accumulated depletion, depreciation and amortization	(524,822)	(468,995)
Net property and equipment	1,063,349	845,877
Other assets
Derivative instruments	171	173
Other assets	2,577	2,108
Total other assets	2,748	2,281
Total assets	$1,133,441	$890,330
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,541	$25,358
Accrued liabilities	105,129	63,987
Royalties payable	13,687	7,798
Derivative instruments	10,264	2,692
Income taxes payable	3,219	404
Other current liabilities	88	88
Total current liabilities	150,928	100,327
Long-term liabilities
Borrowings under Credit Agreement	150,000	200,000
Asset retirement obligations	9,723	7,309
Derivative instruments	1,025	253
Deferred income taxes	30,942	10,929
Other long-term liabilities	3,581	2,588
Total long-term liabilities	195,271	221,079
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock - $0.01 par value, 80,000,000 shares authorized; 74,657,951 and 66,958,867 shares issued; and 73,327,906 and 65,652,690 shares outstanding, respectively	747	670
Additional paid-in capital	732,587	548,935
Retained earnings	64,673	30,084
Treasury stock, at cost, 1,330,045 and 1,306,177 shares, respectively	(10,765)	(10,765)
Total shareholders’ equity	787,242	568,924
Total liabilities and shareholders’ equity	$1,133,441	$890,330

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Oil and natural gas revenues	$99,054	$58,179	$177,986	$117,498
Realized (loss) gain on derivatives	(2,913)	254	(4,756)	646
Unrealized (loss) gain on derivatives	(5,234)	7,526	(8,342)	2,701
Total revenues	90,907	65,959	164,888	120,845
Expenses
Production taxes and marketing	9,116	4,451	15,122	8,548
Lease operating	11,704	10,140	21,055	21,040
Depletion, depreciation and amortization	31,797	20,234	55,827	48,466
Accretion of asset retirement obligations	123	80	241	161
Full-cost ceiling impairment	—	—	—	21,229
General and administrative	8,100	4,149	15,319	8,751
Total expenses	60,840	39,054	107,564	108,195
Operating income	30,067	26,905	57,324	12,650
Other income (expense)
Net loss on asset sales and inventory impairment	—	(192)	—	(192)
Interest expense	(1,616)	(1,609)	(3,012)	(2,880)
Interest and other income	409	47	447	115
Total other expense	(1,207)	(1,754)	(2,565)	(2,957)
Income before income taxes	28,860	25,151	54,759	9,693
Income tax provision
Current	1,539	32	2,814	78
Deferred	9,095	—	17,356	—
Total income tax provision	10,634	32	20,170	78
Net income	$18,226	$25,119	$34,589	$9,615
Earnings per common share:
Basic	$0.27	$0.45	$0.52	$0.17
Diluted	$0.26	$0.45	$0.51	$0.17
Weighted average common shares outstanding
Basic	68,531	55,839	67,108	55,729
Diluted	69,220	55,937	67,771	55,819

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED
(In thousands)
For the Six Months Ended June 30, 2014

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance at January 1, 2014	66,959	$670	$548,935	$30,084	1,306	$(10,765)	$568,924
Issuance of common stock	7,500	75	181,800	—	—	—	181,875
Cost to issue equity	—	—	(590)	—	—	—	(590)
Common stock issued to Board advisors	17	—	10	—	—	—	10
Stock options expense related to equity-based awards	—	—	1,067	—	—	—	1,067
Stock options exercised	2	—	6	—	—	—	6
Liability-based stock option awards settled	—	—	10	—	—	—	10
Restricted stock issued	180	2	(2)	—	—	—	—
Restricted stock forfeited	—	—	(18)	—	24	—	(18)
Restricted stock and restricted stock units expense	—	—	1,369	—	—	—	1,369
Current period net income	—	—	—	34,589	—	—	34,589
Balance at June 30, 2014	74,658	$747	$732,587	$64,673	1,330	$(10,765)	$787,242

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$34,589	$9,615
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized loss (gain) on derivatives	8,342	(2,701)
Depletion, depreciation and amortization	55,827	48,466
Accretion of asset retirement obligations	241	161
Full-cost ceiling impairment	—	21,229
Stock-based compensation expense	3,629	1,524
Deferred income tax provision	17,356	—
Net loss on asset sales and inventory impairment	—	192
Changes in operating assets and liabilities
Accounts receivable	(13,338)	1,763
Lease and well equipment inventory	(36)	280
Prepaid expenses	(656)	(215)
Other assets	(468)	(117)
Accounts payable, accrued liabilities and other current liabilities	(517)	4,615
Royalties payable	5,890	(206)
Advances from joint interest owners	—	(1,515)
Income taxes payable	2,814	78
Other long-term liabilities	(198)	743
Net cash provided by operating activities	113,475	83,912
Investing activities
Oil and natural gas properties capital expenditures	(234,335)	(173,989)
Expenditures for other property and equipment	(1,884)	(2,081)
Purchases of certificates of deposit	—	(61)
Maturities of certificates of deposit	—	230
Net cash used in investing activities	(236,219)	(175,901)
Financing activities
Repayments of borrowings under Credit Agreement	(180,000)	—
Borrowings under Credit Agreement	130,000	95,000
Proceeds from issuance of common stock	181,875	—
Cost to issue equity	(504)	—
Proceeds from stock options exercised	6	—
Taxes paid related to net share settlement of stock-based compensation	(285)	(1)
Net cash provided by financing activities	131,092	94,999
Increase in cash	8,348	3,010
Cash at beginning of period	6,287	2,095
Cash at end of period	$14,635	$5,105

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
On November 22, 2010, the company formerly known as Matador Resources Company, a Texas corporation founded on July 3, 2003, formed a wholly-owned subsidiary, Matador Holdco, Inc. Pursuant to the terms of a corporate reorganization that was completed on August 9, 2011 and in connection with Matador’s initial public offering, the former Matador Resources Company became a wholly-owned subsidiary of Matador Holdco, Inc. and changed its corporate name to MRC Energy Company, and Matador Holdco, Inc. changed its corporate name to Matador Resources Company.
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
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements, Basis of Presentation, Consolidation and Significant Estimates
The unaudited condensed consolidated financial statements of Matador and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) but do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC (the “Annual Report”). All intercompany accounts and transactions have been eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2014, consolidated results of operations for the three and six months ended June 30, 2014 and 2013, consolidated changes in shareholders’ equity for the six months ended June 30, 2014 and consolidated cash flows for the six months ended June 30, 2014 and 2013. Amounts as of December 31, 2013 are derived from the audited consolidated financial statements in the Annual Report.
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
 Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method of accounting, all costs associated with the acquisition, exploration and development of oil and natural gas properties and reserves, including unproved and unevaluated property costs, are capitalized as incurred and accumulated in a single cost center representing the Company’s activities, which are undertaken exclusively in the United States. Such costs include lease acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, costs of drilling both productive and non-productive wells, capitalized interest on qualifying projects and certain general and administrative expenses directly related to acquisition, exploration and development activities, but do not include any costs related to production, selling or general corporate administrative activities. The Company capitalized approximately $1.6 million and $0.7 million of its general and administrative costs for the three months ended June 30, 2014 and 2013, respectively. The Company capitalized approximately $0.7 million and $0.5 million of its interest expense for the three months ended June 30, 2014 and 2013, respectively. The Company capitalized approximately $2.8 million and $1.4 million of its general and administrative costs for the six months ended June 30, 2014 and 2013, respectively. The Company capitalized approximately $1.4 million and $0.8 million of its interest expense for the six months ended June 30, 2014 and 2013, respectively.
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
The estimated present value of after-tax future net cash flows from proved oil and natural gas reserves is highly dependent upon the quantities of proved reserves, the estimation of which requires substantial judgment. The associated commodity prices and applicable discount rate used in these estimates are in accordance with guidelines established by the SEC. Under these guidelines, oil and natural gas reserves are estimated using then-current operating and economic conditions, with no provision for price and cost escalations in future periods except by contractual arrangements. Future net revenues are calculated using prices that represent the arithmetic averages of first-day-of-the-month oil and natural gas prices for the previous 12-month period and dictate that a 10% discount factor be used. For the period from July 2013 through June 2014, these average oil and natural gas prices were $96.75 per barrel (“Bbl”) and $4.104 per million British thermal units (“MMBtu”), respectively. For the period from July 2012 through June 2013, these average oil and natural gas prices were $88.13 per Bbl and $3.444 per MMBtu, respectively. In estimating the present value of after-tax future net cash flows from proved oil and natural gas reserves, the average oil prices were adjusted by property for quality, transportation and marketing fees and regional price differentials, and the average natural gas prices were adjusted by property for energy content, transportation and marketing fees and regional price differentials. At June 30, 2014 and 2013, the Company’s oil and natural gas reserves estimates were prepared by the Company’s engineering staff in accordance with guidelines established by the SEC and then audited for their reasonableness and conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers.
Using the average commodity prices, as adjusted, to determine the Company’s estimated proved oil and natural gas reserves at June 30, 2014, the Company’s net capitalized costs less related deferred income taxes did not exceed the full-cost

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

ceiling. As a result, the Company recorded no impairment to its net capitalized costs for the three months ended June 30, 2014. Using the average commodity prices, as adjusted, to determine the Company’s estimated proved oil and natural gas reserves at June 30, 2013, the Company’s net capitalized costs less related deferred income taxes did not exceed the full-cost ceiling. As a result, the Company recorded no impairment to its net capitalized costs for the three months ended June 30, 2013. At March 31, 2013, the Company’s net capitalized costs less related deferred income taxes exceeded the full-cost ceiling by $13.7 million. The Company recorded an impairment charge of $21.2 million to its net capitalized costs and a deferred income tax credit of $7.5 million related to the full-cost ceiling limitation at March 31, 2013. These charges are reflected in the Company’s unaudited condensed consolidated statement of operations for the six months ended June 30, 2013. At June 30, 2013, the Company retained a full valuation allowance against its deferred tax assets, and as a result, the Company recorded no deferred income tax provision in its unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2013.
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
The following table sets forth the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2014 and 2013 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average common shares outstanding
Basic	68,531	55,839	67,108	55,729
Dilutive effect of options and restricted stock units	689	98	663	90
Diluted weighted average common shares outstanding	69,220	55,937	67,771	55,819
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
Recent Accounting Pronouncements
Revenue from Contracts with Customers. In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), which specifies how and when to recognize revenue. This standard

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

requires expanded disclosures surrounding revenue recognition and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. ASU 2014-09 will become effective for fiscal years beginning after December 15, 2016, i.e., in the Company’s first fiscal quarter of 2017. The Company is currently evaluating the impact, if any, of the adoption of this ASU on its consolidated financial statements.
NOTE 3 - COMMON STOCK
On May 29, 2014, the Company completed a public offering of 7,500,000 shares of its common stock. After deducting direct offering costs totaling approximately $0.6 million, the Company received net proceeds of approximately $181.3 million. The Company used a portion of the net proceeds to repay $180.0 million in outstanding borrowings under its Credit Agreement (see Note 5), which amounts may be reborrowed in accordance with the terms of that facility. The remaining $1.3 million of the offering net proceeds was used to fund working capital requirements.
NOTE 4 - ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations for the six months ended June 30, 2014 (in thousands).

Beginning asset retirement obligations	$7,484
Liabilities incurred during period	838
Liabilities settled during period	(22)
Revisions in estimated cash flows	1,659
Accretion expense	241
Ending asset retirement obligations	10,200
Less: current asset retirement obligations(1)	(477)
Long-term asset retirement obligations	$9,723
 _______________

(1)	Included in accrued liabilities in the Company’s unaudited condensed consolidated balance sheet at June 30, 2014.
NOTE 5 - REVOLVING CREDIT AGREEMENT
On September 28, 2012, the Company amended and restated its revolving credit agreement. This third amended and restated credit agreement (the “Credit Agreement”) increased the maximum facility amount from $400.0 million to $500.0 million. The Credit Agreement matures December 29, 2016. MRC Energy Company is the borrower under the Credit Agreement. Borrowings are secured by mortgages on substantially all of the Company’s proved oil and natural gas properties and by the equity interests of all of MRC Energy Company’s wholly-owned subsidiaries, which are also guarantors. In addition, all obligations under the Credit Agreement are guaranteed by Matador, the parent corporation. Various commodity hedging agreements with certain of the lenders under the Credit Agreement (or affiliates thereof) are also secured by the collateral of and guaranteed by the eligible subsidiaries of MRC Energy Company.
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
In the event of a borrowing base increase, the Company is required to pay a fee to the lenders equal to a percentage of the amount of the increase, which is determined based on market conditions at the time of the borrowing base increase. Total deferred loan costs were $2.0 million at June 30, 2014, and these costs are being amortized over the term of the agreement, which approximates the amortization of these costs using the effective interest method. If, upon a redetermination or the automatic reduction of the borrowing base to the conforming borrowing base, the borrowing base were to be less than the outstanding borrowings under the Credit Agreement at any time, the Company would be required to provide additional collateral satisfactory in nature and value to the lenders to increase the borrowing base to an amount sufficient to cover such excess or to repay the deficit in equal installments over a period of six months.
On May 29, 2014, using a portion of the net proceeds from its public equity offering, the Company repaid $180.0 million of its outstanding borrowings under the Credit Agreement. At June 30, 2014, the Company had $150.0 million in borrowings outstanding under the Credit Agreement and approximately $0.6 million in outstanding letters of credit issued pursuant to the Credit Agreement. For the three months ended June 30, 2014, the Company’s outstanding borrowings bore interest at an effective interest rate of approximately 3.6% per annum. From July 1, 2014 through August 6, 2014, the Company borrowed an additional $45.0 million under the Credit Agreement to finance a portion of its working capital requirements and capital expenditures and the acquisition of additional leasehold interests. At August 6, 2014, the Company had $195.0 million in borrowings outstanding under the Credit Agreement and approximately $0.6 million in outstanding letters of credit issued pursuant to the Credit Agreement.
If the Company borrows funds as a base rate loan, such borrowings will bear interest at a rate equal to the higher of (i) the prime rate for such day, (ii) the Federal Funds Effective Rate on such day, plus 0.50% or (iii) the daily adjusting LIBOR rate plus 1.0% plus, in each case, an amount from 0.50% to 2.75% of such outstanding loan depending on the level of borrowings under the agreement. If the Company borrows funds as a Eurodollar loan, such borrowings will bear interest at a rate equal to (i) the quotient obtained by dividing (A) the LIBOR rate by (B) a percentage equal to 100% minus the maximum rate during such interest calculation period at which Royal Bank of Canada (“RBC”) is required to maintain reserves on Eurocurrency Liabilities (as defined in Regulation D of the Board of Governors of the Federal Reserve System) plus (ii) an amount from 1.50% to 3.75% of such outstanding loan depending on the level of borrowings under the Credit Agreement. The interest period for Eurodollar borrowings may be one, two, three or six months as designated by the Company. A commitment fee of 0.375% to 0.50%, depending on the unused availability under the Credit Agreement, is also paid quarterly in arrears. The Company includes this commitment fee, any amortization of deferred financing costs (including origination, borrowing base increase and amendment fees) and annual agency fees, if any, as interest expense and in its interest rate calculations and related disclosures. The Credit Agreement requires the Company to maintain a debt to EBITDA ratio, which is defined as total debt outstanding divided by a rolling four quarter EBITDA calculation, of 4.25 or less.
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
During the second quarter of 2014, Bank of America, N.A. replaced Citibank, N.A. as a lender under the Credit Agreement. At June 30, 2014, the Company believes that it was in compliance with the terms of the Credit Agreement.
NOTE 6 - INCOME TAXES
The Company had an effective tax rate of 36.9% and 36.8% for the three and six months ended June 30, 2014, respectively. Total income tax expense for the three and six months ended June 30, 2014 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due to the impact of permanent differences between book and taxable income. Based upon its projections for the remainder of 2014 and 2013, the Company anticipated incurring a small alternative minimum tax (“AMT”) liability for the years ending December 31, 2014 and 2013, the proportionate shares of which were recorded as the current income tax provision for the three and six months ended June 30, 2014 and 2013. The Company established a valuation allowance at September 30, 2012 and retained a full valuation allowance of approximately $6.7 million at June 30, 2013 due to uncertainties regarding the future realization of its net deferred tax assets. As a result, there was no income tax expense or benefit recorded for the three and six months ended June 30, 2013, other than the AMT liability noted above.
NOTE 7 - STOCK-BASED COMPENSATION
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
NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS
From time to time, the Company uses derivative financial instruments to mitigate its exposure to commodity price risk associated with oil, natural gas and natural gas liquids prices. These instruments consist of put and call options in the form of costless collars and swap contracts. The Company records derivative financial instruments in its consolidated balance sheet as either assets or liabilities measured at fair value. The Company has elected not to apply hedge accounting for its existing derivative financial instruments. As a result, the Company recognizes the change in derivative fair value between reporting periods currently in its consolidated statement of operations as an unrealized gain or unrealized loss. The fair value of the Company’s derivative financial instruments is determined using industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value of money and (iii) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. RBC, Comerica Bank, The Bank of Nova Scotia, BMO Harris Financing (Bank of Montreal) and SunTrust Bank (or affiliates thereof) were the counterparties for the Company’s commodity derivatives at June 30, 2014. The Company has considered the credit standings of the counterparties in determining the fair value of its derivative financial instruments.
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
At June 30, 2014, the Company had various costless collar contracts open and in place to mitigate its exposure to oil and natural gas price volatility, each with a specific term (calculation period), notional quantity (volume hedged) and price floor and ceiling. Each contract is set to expire at varying times during 2014 and 2015.
At June 30, 2014, the Company had various swap contracts open and in place to mitigate its exposure to NGL price volatility, each with a specific term (calculation period), notional quantity (volume hedged) and fixed price. Each contract is set to expire at varying times during 2014 and 2015.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS - Continued

The following is a summary of the Company’s open costless collar contracts for oil and natural gas and open swap contracts for NGL at June 30, 2014.

Commodity	Calculation Period	Notional Quantity (Bbl/month)	Price Floor ($/Bbl)	Price Ceiling ($/Bbl)	Fair Value of Asset (Liability) (thousands)
Oil	07/01/2014 - 12/31/2014	10,000	85.00	100.55	$(260)
Oil	07/01/2014 - 12/31/2014	12,200	85.00	100.40	(326)
Oil	07/01/2014 - 12/31/2014	15,000	85.00	97.50	(598)
Oil	07/01/2014 - 12/31/2014	30,000	85.00	98.00	(1,122)
Oil	07/01/2014 - 12/31/2014	12,000	85.00	100.00	(340)
Oil	07/01/2014 - 12/31/2014	15,000	87.00	97.00	(630)
Oil	07/01/2014 - 12/31/2014	20,000	88.00	95.60	(979)
Oil	07/01/2014 - 12/31/2014	20,000	90.00	97.00	(825)
Oil	07/01/2014 - 12/31/2014	12,000	90.00	97.90	(443)
Oil	07/01/2014 - 12/31/2014	15,000	90.00	97.90	(553)
Oil	07/01/2014 - 12/31/2014	15,000	90.00	98.00	(546)
Oil	07/01/2014 - 12/31/2014	15,000	90.00	101.15	(337)
Oil	07/01/2014 - 12/31/2014	10,000	90.00	103.75	(133)
Oil	07/01/2014 - 12/31/2014	10,000	90.00	103.88	(130)
Oil	07/01/2014 - 12/31/2014	10,000	90.00	104.15	(122)
Oil	01/01/2015 - 12/31/2015	20,000	80.00	100.00	(714)
Oil	01/01/2015 - 12/31/2015	20,000	80.00	101.00	(610)
Oil	01/01/2015 - 12/31/2015	20,000	85.00	99.00	(624)
Oil	01/01/2015 - 12/31/2015	20,000	85.00	100.00	(550)
Oil	01/01/2015 - 12/31/2015	20,000	85.00	105.10	(105)
Total open oil costless collar contracts					(9,947)

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS - Continued

Commodity	Calculation Period	Notional Quantity (MMBtu/month)	Price Floor ($/MMBtu)	Price Ceiling ($/MMBtu)	Fair Value of Asset (Liability) (thousands)
Natural Gas	07/01/2014 - 12/31/2014	100,000	3.00	5.15	(36)
Natural Gas	07/01/2014 - 12/31/2014	100,000	3.25	5.21	(32)
Natural Gas	07/01/2014 - 12/31/2014	100,000	3.25	5.22	(32)
Natural Gas	07/01/2014 - 12/31/2014	100,000	3.25	5.37	(23)
Natural Gas	07/01/2014 - 12/31/2014	100,000	3.25	5.42	(21)
Natural Gas	07/01/2014 - 12/31/2014	100,000	3.50	4.90	(49)
Natural Gas	07/01/2014 - 12/31/2014	100,000	3.75	4.75	(53)
Natural Gas	07/01/2014 - 12/31/2014	100,000	3.75	4.77	(53)
Natural Gas	07/01/2014 - 12/31/2014	100,000	4.00	4.60	(58)
Natural Gas	07/01/2014 - 12/31/2015	100,000	3.75	4.36	(310)
Natural Gas	07/01/2014 - 12/31/2015	100,000	3.75	4.45	(241)
Natural Gas	01/01/2015 - 03/31/2015	200,000	4.00	4.84	(81)
Natural Gas	01/01/2015 - 12/31/2015	100,000	3.75	4.60	(79)
Natural Gas	01/01/2015 - 12/31/2015	100,000	3.75	4.65	(70)
Natural Gas	01/01/2015 - 12/31/2015	200,000	3.75	5.04	47
Natural Gas	01/01/2015 - 12/31/2015	100,000	3.75	5.34	75
Total open natural gas costless collar contracts					(1,016)

Commodity	Calculation Period	Notional Quantity (Gal/month)	Fixed Price ($/Gal)	Fair Value of Asset (Liability) (thousands)
Propane	07/01/2014 - 12/31/2014	116,000	0.950	(81)
Propane	07/01/2014 - 12/31/2014	116,000	1.003	(48)
Propane	07/01/2014 - 12/31/2014	60,000	1.015	(20)
Propane	07/01/2014 - 12/31/2014	84,000	1.143	36
Propane	07/01/2014 - 12/31/2014	68,000	1.150	32
Propane	01/01/2015 - 12/31/2015	150,000	1.000	(121)
Propane	01/01/2015 - 12/31/2015	100,000	1.030	(45)
Propane	01/01/2015 - 12/31/2015	68,000	1.073	3
Normal Butane	07/01/2014 - 12/31/2014	17,500	1.540	24
Normal Butane	07/01/2014 - 12/31/2014	45,500	1.550	66
Isobutane	07/01/2014 - 12/31/2014	22,000	1.640	38
Isobutane	07/01/2014 - 12/31/2014	37,000	1.640	66
Natural Gasoline	07/01/2014 - 12/31/2014	30,000	1.970	(37)
Natural Gasoline	07/01/2014 - 12/31/2014	41,000	2.000	(46)
Total open NGL swap contracts				(133)
Total open derivative financial instruments				$(11,096)
These derivative financial instruments are subject to master netting arrangements within specific commodity types, i.e., oil, natural gas and NGL, by counterparty. Derivative financial instruments with Counterparty A are not subject to master netting across commodity types, while derivative financial instruments with Counterparties B, C, D and E allow for cross-commodity master netting provided the settlement dates for the commodities are the same. The Company does not present different types of commodities with the same counterparty on a net basis in its consolidated balance sheet.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS - Continued

 The following table presents the gross asset balances of the Company’s derivative financial instruments, the amounts subject to master netting arrangements, the amounts that the Company has presented on a net basis, the amounts subject to master netting across different commodity types that were presented on a gross basis and the location of these balances in its unaudited condensed consolidated balance sheet as of June 30, 2014 (in thousands).

Derivative Instruments	Gross amounts of recognized assets	Gross amounts netted in the condensed consolidated balance sheet	Net amounts of assets presented in the condensed consolidated balance sheet	Amounts subject to master netting arrangements presented on a gross basis
Counterparty A
Current assets	$200	$(200)	$—	$—
Other assets	306	(306)	—	—
Counterparty B
Current assets	482	(482)	—	—
Other assets	551	(468)	83	83
Counterparty C
Current assets	946	(946)	—	—
Other assets	889	(889)	—	—
Counterparty D
Current assets	15	(15)	—	—
Other assets	—	—	—	—
Counterparty E
Current assets	254	(232)	22	—
Other assets	416	(328)	88	—
Total	$4,059	$(3,866)	$193	$83

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS - Continued

The following table presents the gross liability balances of the Company’s derivative financial instruments, the amounts subject to master netting arrangements, the amounts that the Company has presented on a net basis, the amounts subject to master netting across different commodity types that were presented on a gross basis and the location of these balances in its unaudited condensed consolidated balance sheet as of June 30, 2014 (in thousands).

Derivative Instruments	Gross amounts of recognized liabilities	Gross amounts netted in the condensed consolidated balance sheet	Net amounts of liabilities presented in the condensed consolidated balance sheet	Amounts subject to master netting arrangements presented on a gross basis
Counterparty A
Current liabilities	$3,078	$(200)	$2,878	$—
Other liabilities	473	(306)	167	—
Counterparty B
Current liabilities	2,761	(482)	2,279	83
Other liabilities	692	(468)	224	—
Counterparty C
Current liabilities	5,738	(946)	4,792	—
Other liabilities	1,523	(889)	634	—
Counterparty D
Current liabilities	68	(15)	53	—
Other liabilities	—	—	—	—
Counterparty E
Current liabilities	494	(232)	262	—
Other liabilities	328	(328)	—	—
Total	$15,155	$(3,866)	$11,289	$83

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

		Three Months Ended June 30,		Six Months Ended June 30,
Type of Instrument	Location in Condensed Consolidated Statement of Operations	2014	2013	2014	2013
Derivative Instrument
Oil	Revenues: Realized loss on derivatives	$(2,764)	$(228)	$(3,706)	$(465)
Natural Gas	Revenues: Realized (loss) gain on derivatives	(187)	105	(776)	629
NGL	Revenues: Realized gain (loss) on derivatives	38	377	(274)	482
Realized (loss) gain on derivatives		(2,913)	254	(4,756)	646
Oil	Revenues: Unrealized (loss) gain on derivatives	(5,701)	4,042	(7,751)	1,314
Natural Gas	Revenues: Unrealized gain (loss) on derivatives	698	2,323	(569)	(189)
NGL	Revenues: Unrealized (loss) gain on derivatives	(231)	1,161	(22)	1,576
Unrealized (loss) gain on derivatives		(5,234)	7,526	(8,342)	2,701
Total		$(8,147)	$7,780	$(13,098)	$3,347
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
At June 30, 2014 and December 31, 2013, the carrying values reported on the unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses, accounts payable, accrued liabilities, royalties payable, income taxes payable and other current liabilities approximate their fair values due to their short-term maturities.
At June 30, 2014 and December 31, 2013, the carrying value of borrowings under the Credit Agreement approximates fair value, as it is subject to short-term floating interest rates that reflect market rates available to the Company at the time, and is classified at Level 2.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 9 - FAIR VALUE MEASUREMENTS - Continued

The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of June 30, 2014 and December 31, 2013 (in thousands).

	Fair Value Measurements at June 30, 2014 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil, natural gas and NGL derivatives	$—	$193	$—	$193
Oil, natural gas and NGL derivatives	—	(11,289)	—	(11,289)
Total	$—	$(11,096)	$—	$(11,096)

	Fair Value Measurements at December 31, 2013 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil, natural gas and NGL derivatives	$—	$192	$—	$192
Oil, natural gas and NGL derivatives	—	(2,945)	—	(2,945)
Total	$—	$(2,753)	$—	$(2,753)
Additional disclosures related to derivative financial instruments are provided in Note 8. For purposes of fair value measurement, the Company determined that derivative financial instruments (e.g., oil, natural gas and NGL derivatives) should be classified at Level 2.
The Company accounts for additions and revisions to asset retirement obligations and lease and well equipment inventory when adjusted for impairment at fair value on a non-recurring basis and has determined that these fair value measurements should be classified at Level 3. The following tables summarize the valuation of the Company’s assets and liabilities that were accounted for at fair value on a non-recurring basis for the periods ended June 30, 2014 and December 31, 2013 (in thousands).

	Fair Value Measurements at June 30, 2014 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Asset retirement obligations	$—	$—	$(2,497)	$(2,497)
Total	$—	$—	$(2,497)	$(2,497)

	Fair Value Measurements at December 31, 2013 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Asset retirement obligations	$—	$—	$(1,470)	$(1,470)
Total	$—	$—	$(1,470)	$(1,470)
No impairment to any equipment was recorded during the three months ended June 30, 2014 and December 31, 2013.

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
Under this agreement, if the Company does not meet 80% of the maximum thermal quantity transportation and processing commitments in a contract year, it will be required to pay a deficiency fee per MMBtu of natural gas deficiency. Any quantity in excess of the maximum MMBtu delivered in a contract year can be carried over to the next contract year for purposes of calculating the natural gas deficiency. During certain prior periods, the Company had an immaterial natural gas deficiency, and the counterparty to this agreement waived the deficiency fee. The Company’s remaining aggregate undiscounted minimum commitments under this agreement are $8.0 million at June 30, 2014. The Company paid $1.7 million and $1.0 million in processing and transportation fees under this agreement during the three months ended June 30, 2014 and 2013, respectively, and $2.8 million and $1.8 million during the six months ended June 30, 2014 and 2013, respectively.
Other Commitments
The Company does not own or operate its own drilling rigs, but instead enters into contracts with third parties for such rigs. These contracts establish daily rates for the drilling rigs and the term of the Company’s commitment for the drilling services to be provided, which have typically been for one year or less, although the Company has recently begun to enter into longer-term contracts in order to secure new drilling rigs equipped with the latest technology in plays that are experiencing heavy demand for drilling rigs. The Company would incur a termination obligation if the Company elected to terminate a contract and the drilling contractor were unable to secure work for the contracted drilling rigs or if the drilling contractor were unable to secure work for the contracted drilling rigs at the same daily rates being charged to the Company prior to the end of their respective contract terms. The Company’s undiscounted minimum outstanding aggregate termination obligations under its drilling rig contracts were approximately $54.7 million at June 30, 2014.
At June 30, 2014, the Company had agreed to participate in the drilling and completion of various non-operated wells. If all of these wells are drilled and completed, the Company will have undiscounted minimum outstanding aggregate commitments for its participation in these wells of approximately $30.3 million at June 30, 2014, which it expects to incur within the next few months.
From time to time, the Company enters into contracts with third parties for geological and geophysical data on certain prospects to assist in the exploration of these prospects. The undiscounted minimum commitments under these agreements totaled approximately $4.1 million at June 30, 2014, which the Company expects to incur within the next few months.
Legal Proceedings
The Company is a defendant in several lawsuits encountered in the ordinary course of its business. While the ultimate outcome and impact to the Company cannot be predicted with certainty, in the opinion of management, it is remote that these lawsuits will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 11 - SUPPLEMENTAL DISCLOSURES

Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at June 30, 2014 and December 31, 2013 (in thousands).

	June 30, 2014	December 31, 2013
Accrued evaluated and unproved and unevaluated property costs	$86,066	$52,605
Accrued support equipment and facilities costs	293	—
Accrued cost to issue equity	87	—
Accrued stock-based compensation	109	56
Accrued lease operating expenses	8,751	6,251
Accrued interest on borrowings under Credit Agreement	95	141
Accrued asset retirement obligations	477	175
Accrued partners’ share of joint interest charges	4,109	1,173
Other	5,142	3,586
Total accrued liabilities	$105,129	$63,987
Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the six months ended June 30, 2014 and 2013 (in thousands).

	Six Months Ended June 30,
	2014	2013
Cash paid for interest expense, net of amounts capitalized	$3,058	$1,817
Asset retirement obligations related to mineral properties	2,343	751
Asset retirement obligations related to support equipment and facilities	132	4
Increase (decrease) in liabilities for oil and natural gas properties capital expenditures	34,444	(6,859)
Increase (decrease) in liabilities for support equipment and facilities	293	(914)
Increase in liabilities for accrued cost to issue equity	86	—
Issuance of restricted stock units for Board and advisor services	197	87
Issuance of common stock for advisor services	10	17
Stock-based compensation expense recognized as liability	1,200	284
Transfer of inventory from oil and natural gas properties	133	191
NOTE 12 - SUBSIDIARY GUARANTORS
Matador filed a registration statement on Form S-3 with the SEC in 2013, which became effective on May 9, 2013, and a registration statement on Form S-3 with the SEC in 2014, which became effective upon filing on May 22, 2014, registering, in each case, among other securities, senior and subordinated debt securities. The subsidiaries of Matador (the “Subsidiaries”) are co-registrants with Matador on each Form S-3, and the registration statements register guarantees of debt securities by the Subsidiaries. As of June 30, 2014, the Subsidiaries are 100% owned by Matador and any guarantees by the Subsidiaries will be full and unconditional (except for customary release provisions). Matador has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to Matador. In the event that more than one of the Subsidiaries provide guarantees of any debt securities issued by Matador, such guarantees will constitute joint and several obligations.

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
In this Quarterly Report on Form 10-Q (the “Quarterly Report”), references to “we,” “our” or the “Company” refer to Matador Resources Company and its subsidiaries as a whole and references to “Matador” refer solely to Matador Resources Company.
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
By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: changes in oil or natural gas prices, the success of our drilling program, the timing and amount of planned capital expenditures, having sufficient cash flow from operations together with available borrowing capacity under our revolving credit facility, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, the proximity to and capacity of transportation facilities, availability of acquisitions, uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, and the other factors discussed below and elsewhere in this Quarterly Report and in other documents that we file with or furnish to the SEC, all of which are difficult to predict. Forward-looking statements may include statements about:

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
Second Quarter and Year-to-Date Highlights
Our total oil equivalent production for the second quarter of 2014 was 1.4 million BOE. Our average daily oil equivalent production for the second quarter of 2014 was 15,424 BOE per day, of which 8,809 Bbl per day, or 57%, was oil and 39.7 MMcf per day, or 43%, was natural gas. These quarterly production results were the best in our Company’s history. Our total oil production for the second quarter of 2014 of 802,000 Bbl and our average daily oil production of 8,809 Bbl per day were also record quarterly results. We achieved these results despite having as much as 10% to 15% of our total production capacity shut in or restricted at various times during the second quarter while offsetting wells were drilled and completed and pipeline connections were being made. For the six months ended June 30, 2014, our total oil equivalent production was 2.5 million BOE, averaging 13,673 BOE per day, and our total oil production was 1.5 million Bbl, averaging 8,080 Bbl per day. These results were also the best reported for any six-month period in our Company’s history.

During the second quarter of 2014, our oil and natural gas revenues were $99.1 million, an increase of 70% from oil and natural gas revenues of $58.2 million during the second quarter of 2013. This increase was primarily attributable to the 79% increase in our oil production to 802,000 Bbl in the second quarter of 2014, as compared to 447,000 Bbl produced in the second quarter of 2013. This increase in oil production is due primarily to our drilling operations in the Eagle Ford shale as well as initial production contributions from newly drilled wells in the Permian Basin. For the six months ended June 30, 2014, our oil and natural gas revenues were $178.0 million, an increase of 51% from oil and natural gas revenues of $117.5 million in the first six months of 2013. For the three months ended June 30, 2014, our Adjusted EBITDA was $69.5 million, an increase of 70% from Adjusted EBITDA of $40.8 million during the three months ended June 30, 2013. For the six months ended June 30, 2014, our Adjusted EBITDA was $125.8 million, an increase of 54% from $81.4 million during the six months ended June 30, 2013. These oil and natural gas revenues and Adjusted EBITDA values were the best reported for any three-month and six-month period, respectively, in our Company’s history. Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “— Liquidity and Capital Resources — Non-GAAP Financial Measures.” For more information regarding our financial results for 2014, see “— Results of Operations” below.
On May 29, 2014, we completed an underwritten public offering of 7,500,000 shares of our common stock and received net proceeds of approximately $181.3 million. We have used the net proceeds from this offering to fund a portion of our capital expenditures, including to operate a fourth rig in the Permian Basin throughout the remainder of 2014, allowing us to operate two drilling rigs for the development of our acreage in the Eagle Ford shale and two rigs for the exploration and delineation of our acreage in the Wolfcamp and Bone Spring plays in the Permian Basin. We also have used and expect to continue to use portions of the net proceeds from the equity offering to fund targeted acquisitions of additional acreage in the Permian Basin, as well as in the Eagle Ford shale and the Haynesville shale, for our participation in additional Haynesville wells proposed by a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) and for other general working capital needs. Pending such uses, we repaid $180.0 million in outstanding borrowings under our third amended and restated credit agreement (the “Credit Agreement”) in May 2014, which amounts may be re-borrowed in accordance with the terms of that facility.
Our 2014 drilling activity will continue to be focused on increasing our oil production and reserves in South Texas, primarily in the Eagle Ford shale play, while we expand our exploration and delineation efforts in the Permian Basin in Southeast New Mexico and West Texas. At March 31, 2014, we had two contracted drilling rigs operating on our Eagle Ford acreage in South Texas and one contracted drilling rig operating in the Permian Basin. In April 2014, we replaced the drilling rig operating in the central portion of our Eagle Ford acreage in Karnes County with a new “walking” rig. Due to a temporary contract overlap resulting from initiating drilling operations with this second “walking” rig, we moved the rig being replaced in Karnes County to Loving County, Texas in order to provide us with a second rig in the Permian Basin. As noted above, we are using a portion of the proceeds from our May 2014 equity offering to, among other items, keep this fourth rig operating full-time in the Permian Basin throughout 2014. As a result, as of August 6, 2014, we were operating four contracted drilling rigs — two in the Eagle Ford and two in the Permian Basin. Because of the timing of the addition of this fourth drilling rig in the Permian Basin and our projected drilling and completions schedule, we do not expect this rig to materially impact our anticipated 2014 oil and natural gas production or our anticipated 2014 oil and natural gas revenues. Rather, we anticipate that the addition of this second rig in the Permian Basin will start to have a material impact on our operations and financial results beginning in 2015. In addition, we have decided to further accelerate our Permian drilling program by adding at least one additional rig at the beginning of 2015.
In addition, during the first quarter of 2014, we were notified by Chesapeake of its intent to drill up to a total of 30 gross (6.3 net) Haynesville wells on our Elm Grove acreage in southern Caddo Parish, Louisiana during 2014. We retain the right to participate for up to a 25% working interest in all wells drilled on this property with our working interest proportionately reduced to our leasehold position in any individual drilling unit. Chesapeake began actively drilling on these properties during the second quarter of 2014 and, at August 6, 2014, was operating four drilling rigs on these properties. These wells are being drilled and completed in a multi-well batch mode, and as a result, we do not expect to see significant contributions from these wells to our natural gas production until late in the third quarter and perhaps even into the fourth quarter of 2014. At August 6, 2014, we had agreed to participate in 21 gross (4.4 net) wells in progress or proposed on this acreage, with an estimated total capital commitment of $37.4 million. Of these wells, 19 gross (4.2 net) wells are currently anticipated to be completed and placed on production prior to the end of the year, with most coming on line in the fourth quarter of 2014. Should Chesapeake elect to drill all 30 gross wells on this acreage in 2014, our working interest would be equivalent to approximately 6.3 net wells at an estimated capital expenditure of approximately $50.0 million.
As a result of our determination to operate two drilling rigs in the Permian Basin for the remainder of 2014, the ongoing and anticipated Chesapeake drilling activity in the Haynesville shale and additional leasehold and seismic data acquisitions anticipated throughout the remainder of 2014, we increased our 2014 capital expenditure budget from $440.0 million to $570.0 million during the second quarter of 2014. At June 30, 2014, we had incurred $273.3 million, or approximately 48%, of this anticipated 2014 capital expenditure budget.

We had two contracted drilling rigs operating in the Permian Basin during the majority of the second quarter of 2014 — one in Loving County, Texas and the other in Lea County, New Mexico. Due to the timing of our drilling, completion and production operations, we did not complete and place on production any new Permian Basin wells during the second quarter. However, three new Permian wells were completed and began testing in mid-to-late July — the Norton Schaub #1H well in Loving County, Texas and the Pickard State 20-18-34 #1H and the Pickard State 20-18-34 #2H wells in Lea County, New Mexico. The Norton Schaub #1H well flowed 1,026 BOE per day, including 706 Bbl of oil per day and 1,922 Mcf of natural gas per day (69% oil), at 3,000 pounds per square inch (“psi”) flowing surface pressure on a 22/64th inch choke during its 24-hour initial potential test in mid-July 2014. This well was completed in the upper portion of the Wolfcamp formation, the Wolfcamp “A,” at approximately 10,800 feet true vertical depth. We drilled a 4,700-ft horizontal lateral in the Norton Schaub #1H and stimulated this well with 20 hydraulic fracturing stages, including approximately 200,000 Bbl of fluid and 9.8 million pounds of sand. This is our second successful test of the Wolfcamp “A” formation in our Wolf prospect area. The Norton Schaub #1H was drilled in our Wolf prospect in Loving County near and to the northwest of our original well on this prospect, the Dorothy White #1H. The Dorothy White #1H was also completed in the Wolfcamp “A” formation and has continued to exhibit strong performance since being placed on production in January 2014. At July 30, 2014, in approximately seven months on production, including its initial cleanup phase, the Dorothy White #1H well has produced 175,000 BOE, including almost 115,000 Bbl of oil (66% oil). Based on the success of these two initial wells, we intend to operate one of the two Permian Basin drilling rigs full time in the Loving County area throughout the remainder of 2014.
In the Ranger prospect area, the Pickard State 20-18-34 #1H (Second Bone Spring test) and Pickard State 20-18-34 #2H (Wolfcamp “D” test) were drilled from a single surface pad and then completed back-to-back, with the Pickard State 20-18-34 #1H being put on production first after completion. The Pickard 20-18-34 #1H was completed in the Second Bone Spring sand at approximately 9,900 feet true vertical depth. We drilled a 4,100-ft horizontal lateral in the Pickard State 20-18-34 #1H and stimulated this well with 17 hydraulic fracturing stages, including approximately 167,000 Bbl of fluid and 7.3 million pounds of sand. This well flowed 592 BOE per day, including 535 Bbl of oil per day and 340 Mcf of natural gas per day (90% oil) at 750 psi flowing surface pressure on a 22/64th inch choke during its 24-hour initial potential test in late July 2014. The Pickard State 20-18-34 #1H is our second positive test of the Second Bone Spring sand in the Ranger prospect area, and early indications are that this well may be comparable to or better than our initial Second Bone Spring well, the Ranger 33 State Com #1H, which had produced 123,000 BOE, including 113,000 Bbl of oil (91% oil), in about nine months on production at July 30, 2014. The Pickard State 20-18-34 #1H well flowed oil at higher rates and at higher flowing pressures on a comparable choke than the Ranger 33 State Com #1H. At August 6, 2014, the Pickard 20-18-34 #2H well, a Wolfcamp “D” test in the Ranger prospect area, was still in the flowback period following its completion operations. At that date, the well was flowing oil and natural gas (85% to 90% oil), but has yet to have its initial potential test.
We also had two drilling rigs operating in South Texas during the second quarter of 2014 as we continued to develop our Eagle Ford acreage. During the second quarter of 2014, we completed and began producing oil and natural gas from six gross (5.4 net) operated and three gross (0.8 net) non-operated Eagle Ford shale wells. We completed three operated Eagle Ford wells on our Northcut lease and two wells on our Martin Ranch lease in La Salle County and one well on our Lyssy lease in southern Wilson County. The three non-operated wells were completed on our Troutt lease in La Salle County. The Northcut wells began producing in mid-April, the Martin Ranch wells began producing in mid-May and the Lyssy well began producing in mid-June. As a result, these six wells did not contribute fully to our production volumes for the second quarter of 2014 or for the first half of 2014. We also participated in 13 gross (0.6 net) non-operated Haynesville shale wells completed and placed on production during the second quarter of 2014, but these wells did not include any of the 30 gross wells in progress or proposed by Chesapeake on our Elm Grove properties as described above.
At June 30, 2014, our estimated total proved oil and natural gas reserves were 57.2 million BOE, including 18.6 million Bbl of oil and 231.4 Bcf of natural gas, with a PV-10 of $826.0 million and a Standardized Measure of $723.0 million. At December 31, 2013, our estimated proved oil and natural gas reserves were 51.7 million BOE, including 16.4 million Bbl of oil and 212.2 Bcf of natural gas, and at June 30, 2013, our estimated proved oil and natural gas reserves were 38.9 million BOE, including 12.1 million Bbl of oil and 160.8 Bcf of natural gas. Our proved oil reserves of 18.6 million Bbl at June 30, 2014 increased 54%, as compared to 12.1 million Bbl at June 30, 2013, and 14%, as compared to 16.4 million Bbl at December 31, 2013. These reserves estimates were based on evaluations prepared by our engineering staff and have been audited for their reasonableness and conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers.
We realized a weighted average oil price of $97.92 per Bbl for the three months ended June 30, 2014, as compared to $99.77 per Bbl for the three months ended June 30, 2013. Most of our Eagle Ford oil production in South Texas is sold based on a Louisiana Light Sweet oil price index less transportation costs. Oil production from our properties in the Permian Basin in Southeast New Mexico and West Texas is sold on a West Texas Intermediate oil price index less transportation costs. We realized a weighted average natural gas price of $5.69 per Mcf for the three months ended June 30, 2014, as compared to $4.38 per Mcf for the three months ended June 30, 2013. This price reflects an uplift as a result of natural gas liquids we produce with our Eagle Ford natural gas production, and we also expect to receive an uplift in the price we receive for most of our natural gas production from the Permian Basin due to natural gas liquids. Natural gas prices, excluding any uplift from natural gas liquids, were also considerably higher during the second quarter of 2014 as compared to the second quarter of 2013. Our natural gas production from the Haynesville shale is mostly dry natural gas and does not receive a price uplift as a result of natural gas liquids. See “— Results of Operations” below for more information on our oil and natural gas prices received during the second quarter of 2014.
We began 2014 with approximately 70,800 gross (44,800 net) acres in the Permian Basin in Southeast New Mexico and West Texas. Between January 1 and August 6, 2014, we acquired an additional 23,200 gross (17,200 net) acres in this area, primarily in Loving County, Texas and in Lea and Eddy Counties, New Mexico. Including these acreage acquisitions, at August 6, 2014, our total Permian Basin acreage position was approximately 94,000 gross (62,000 net) acres. We have also been actively acquiring additional Eagle Ford acreage in South Texas. Between January 1, 2014 and August 6, 2014, we acquired (or expect to acquire by the middle of August) 3,100 gross (2,900 net) acres in South Texas prospective for the Eagle Ford shale in La Salle, Karnes and southern Atascosa Counties. We plan to continue our leasing and acquisition efforts in the Permian Basin, Eagle Ford shale and Haynesville shale as opportunities are identified.
Estimated Proved Reserves
The following table sets forth our estimated total proved oil and natural gas reserves at June 30, 2014, December 31, 2013 and June 30, 2013. Our production and proved reserves are reported in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Where we produce liquids-rich natural gas, such as in the Eagle Ford shale in South Texas, the economic value of the natural gas liquids associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the natural gas liquids are extracted and sold. These reserves estimates were based on evaluations prepared by our engineering staff and have been audited for their reasonableness and conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers. These reserves estimates were prepared in accordance with the SEC’s rules for oil and natural gas reserves reporting. The estimated reserves shown are for proved reserves only and do not include any unproved reserves classified as probable or possible reserves that might exist for our properties, nor do they include any consideration that would be attributable to interests in unproved and unevaluated acreage beyond those tracts for which proved reserves have been estimated. Proved oil and natural gas reserves are quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Our total proved reserves are estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

	June 30, 2014	December 31, 2013	June 30, 2013
Estimated Proved Reserves Data: (1) (2)
Estimated proved reserves:
Oil (MBbl)(3)	18,627	16,362	12,128
Natural Gas (Bcf)(4)	231.4	212.2	160.8
Total (MBOE)(5)	57,202	51,729	38,931
Estimated proved developed reserves:
Oil (MBbl)(3)	9,917	8,258	6,591
Natural Gas (Bcf)(4)	60.0	53.5	57.8
Total (MBOE)(5)	19,917	17,168	16,221
Percent developed	34.8%	33.2%	41.7%
Estimated proved undeveloped reserves:
Oil (MBbl)(3)	8,711	8,104	5,537
Natural Gas (Bcf)(4)	171.4	158.7	103.0
Total (MBOE)(5)	37,285	34,561	22,710
PV-10(6) (in millions)	$826.0	$655.2	$522.3
Standardized Measure(7) (in millions)	$723.0	$578.7	$477.6
_______________

(1)	Numbers in table may not total due to rounding.

(2)
Our estimated proved reserves, PV-10 and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic averages of the first-day-of-the-month prices for the period from July 2013 through June 2014 were $96.75 per Bbl for oil and $4.104 per MMBtu for natural gas, for the period from January 2013 through December 2013 were $93.42 per Bbl for oil and $3.670 per MMBtu for natural gas and for the period from July 2012 through June 2013 were $88.13 per Bbl for oil and $3.444 per MMBtu for natural gas. These prices were adjusted by property for quality, energy content, regional price differentials, transportation fees, marketing deductions and other factors affecting the price received at the wellhead. We report our proved reserves in two streams, oil and natural gas, and the economic value of the natural gas liquids associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the natural gas liquids are extracted and sold.

(3)	One thousand barrels of oil.

(4)	One billion cubic feet of natural gas.

(5)	One thousand barrels of oil equivalent, estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

(6)
PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. PV-10 is not an estimate of the fair market value of our properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies and of the potential return on investment related to the companies’ properties without regard to the specific tax characteristics of such entities. Our PV-10 at June 30, 2014, December 31, 2013 and June 30, 2013 may be reconciled to the Standardized Measure of discounted future net cash flows at such dates by reducing our PV-10 by the discounted future income taxes associated with such reserves. The discounted future income taxes at June 30, 2014, December 31, 2013 and June 30, 2013 were, in millions, $103.0, $76.5 and $44.7, respectively.

(7)
Standardized Measure represents the present value of estimated future net cash flows from proved reserves, less estimated future development, production, plugging and abandonment costs and income tax expenses, discounted at 10% per annum to reflect the timing of future cash flows. Standardized Measure is not an estimate of the fair market value of our properties.

At June 30, 2014, our estimated total proved oil and natural gas reserves were 57.2 million BOE, including 18.6 million Bbl of oil and 231.4 Bcf of natural gas, with a PV-10 of $826.0 million and a Standardized Measure of $723.0 million. At December 31, 2013, our estimated proved oil and natural gas reserves were 51.7 million BOE, including 16.4 million Bbl of oil and 212.2 Bcf of natural gas, and at June 30, 2013, our estimated proved oil and natural gas reserves were 38.9 million BOE, including 12.1 million Bbl of oil and 160.8 Bcf of natural gas. Our proved oil reserves of 18.6 million Bbl at June 30, 2014 increased 14%, as compared to 16.4 million Bbl at December 31, 2013, and 54%, as compared to 12.1 million Bbl at June 30, 2013. During the six months ended June 30, 2014, our proved developed reserves increased 16% from 17.2 million BOE at December 31, 2013 to 19.9 million BOE at June 30, 2014. Year-over-year, our proved developed reserves increased 23% from 16.2 million BOE at June 30, 2013. At June 30, 2014, approximately 35% of our total proved reserves were proved developed reserves, 33% of our total proved reserves were oil and 67% of our total proved reserves were natural gas.
There have been no changes to the technology we used to establish reserves or to our internal control over the reserves estimation process from those set forth in the Annual Report.
Critical Accounting Policies
There have been no changes to our critical accounting policies and estimates from those set forth in the Annual Report.
Recent Accounting Pronouncements
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), which specifies how and when to recognize revenue. This standard also requires expanded disclosures surrounding revenue recognition and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. ASU 2014-09 will become effective for fiscal years beginning after December 15, 2016, i.e., in our first fiscal quarter of 2017. We are currently evaluating the impact, if any, of the adoption of this ASU on our consolidated financial statements.

Results of Operations
Revenues
The following table summarizes our revenues and production data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Data:
Revenues (in thousands):(1)
Oil	$78,492	$44,632	$142,166	$93,302
Natural gas	20,562	13,547	35,820	24,196
Total oil and natural gas revenues	99,054	58,179	177,986	117,498
Realized (loss) gain on derivatives	(2,913)	254	(4,756)	646
Unrealized (loss) gain on derivatives	(5,234)	7,526	(8,342)	2,701
Total revenues	$90,907	$65,959	$164,888	$120,845
Net Production Volumes:(1)
Oil (MBbl)(2)	802	447	1,463	908
Natural gas (Bcf)(3)	3.6	3.1	6.1	6.2
Total oil equivalent (MBOE)(4)	1,403	963	2,475	1,944
Average daily production (BOE/d)(5)	15,424	10,582	13,673	10,739
Average Sales Prices:
Oil, with realized derivatives (per Bbl)	$94.47	$99.26	$94.67	$102.27
Oil, without realized derivatives (per Bbl)	$97.92	$99.77	$97.20	$102.78
Natural gas, with realized derivatives (per Mcf)	$5.65	$4.53	$5.72	$4.07
Natural gas, without realized derivatives (per Mcf)	$5.69	$4.38	$5.90	$3.89
_________________

(1)
We report our production volumes in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Revenues associated with extracted natural gas liquids are included with our natural gas revenues.

(2)	One thousand barrels of oil.

(3)	One billion cubic feet of natural gas.

(4)	One thousand barrels of oil equivalent, estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

(5)	Barrels of oil equivalent per day, estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
Three Months Ended June 30, 2014 as Compared to Three Months Ended June 30, 2013
Oil and natural gas revenues. Our oil and natural gas revenues increased by $40.9 million to $99.1 million, or an increase of 70%, for the three months ended June 30, 2014, as compared to $58.2 million for the three months ended June 30, 2013. This increase in oil and natural gas revenues includes an increase in our oil revenues of $33.9 million and an increase in our natural gas revenues of $7.0 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Our oil revenues increased 76% to $78.5 million for the three months ended June 30, 2014, as compared to $44.6 million for the three months ended June 30, 2013. This increase in oil revenues reflects the increase in our oil production by 79% to 802,000 Bbl of oil in the second quarter of 2014, or 8,809 Bbl of oil per day, as compared to 447,000 Bbl of oil in the second quarter of 2013, or 4,916 Bbl of oil per day. This increase in oil production is attributable to our drilling operations in the Eagle Ford shale, as well as initial production contributions from newly drilled wells in the Permian Basin. Our natural gas revenues increased 52% to $20.6 million for the three months ended June 30, 2014, as compared to $13.5 million for the three months ended June 30, 2013. The increase in natural gas revenues resulted from a higher weighted average natural gas price of $5.69 per Mcf realized during the second quarter of 2014, as compared to a weighted average natural gas price of $4.38 per Mcf realized during the second quarter of 2013, as well as a 17% increase in our natural gas production to 3.6 Bcf of natural gas in the second quarter of 2014, as compared to 3.1 Bcf of natural gas in the second quarter of 2013. This increase in the weighted average natural gas price was attributable to increased natural gas prices between the two periods, as well as the higher heating quality of, and the natural gas liquids extracted from, the natural gas produced primarily from our Eagle Ford shale wells, as compared to our Haynesville and Cotton Valley wells. In the second quarter of 2014, approximately 54% of the Company’s natural gas production was liquids-rich natural gas, primarily from the Eagle Ford shale, as compared to 31% in the second quarter of 2013. The increase in natural gas production was primarily attributable to our drilling operations in both South Texas and the Permian Basin, as well as initial production contributions from newly drilled non-operated wells in the Haynesville shale in Northwest Louisiana during the three months ended June 30, 2014.
Realized (loss) gain on derivatives. Our realized loss on derivatives was $2.9 million for the three months ended June 30, 2014, as compared to a realized gain of $0.3 million for the three months ended June 30, 2013. For the three months ended June 30, 2014, we realized a net loss of $2.8 million and $0.2 million and a net gain of $38,000 attributable to our oil, natural gas and natural gas liquids (“NGL”) derivative contracts, respectively. For the three months ended June 30, 2013, we realized a net loss of $0.2 million on our oil derivative contracts and a net gain of $0.1 million and $0.4 million on our natural gas and NGL derivative contracts, respectively. The change from a realized gain to a realized loss on our natural gas derivative contracts between the respective periods resulted from higher natural gas prices during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. We realized a loss of $0.06 per MMBtu hedged on all of our natural gas derivative contracts during the three months ended June 30, 2014, as compared to a gain of $0.05 per MMBtu hedged on all of our natural gas derivative contracts during the three months ended June 30, 2013. During the second quarter of 2014, our natural gas costless collar contracts had average floor and ceiling prices of $3.50 per MMBtu and $4.93 per MMBtu, respectively, as compared to $3.43 per MMBtu and $4.74 per MMBtu, respectively, during the second quarter of 2013. The realized loss on our oil derivative contracts during the three months ended June 30, 2014 and 2013 resulted from oil prices that were higher than the ceiling prices of several of our oil costless collar contracts. The average floor prices of our oil costless collar contracts were $87.73 per Bbl and $87.00 per Bbl as of June 30, 2014 and June 30, 2013, respectively. The average ceiling prices of our oil costless collar contracts were $99.76 per Bbl and $110.27 per Bbl as of June 30, 2014 and June 30, 2013, respectively. Our total oil and natural gas volumes hedged for the three months ended June 30, 2014 were 76% and 47% higher, respectively, than the total oil and natural gas volumes hedged for the same period in 2013.
Unrealized loss on derivatives. Our unrealized loss on derivatives was $5.2 million for the three months ended June 30, 2014, as compared to an unrealized gain of $7.5 million for the three months ended June 30, 2013. During the period from March 31, 2014 to June 30, 2014, the aggregate net fair value of our open oil, natural gas and NGL derivative contracts decreased from a net liability of $5.9 million to a net liability of $11.1 million, resulting in an unrealized loss on derivatives of $5.2 million for the three months ended June 30, 2014. The net fair value of our open oil derivative contracts decreased $5.7 million at June 30, 2014, as compared to March 31, 2014, due to higher oil futures prices at June 30, 2014. The net fair value of our open natural gas derivative contracts increased $0.7 million at June 30, 2014, as compared to March 31, 2014, as natural gas futures prices decreased during this period. The net fair value of our open NGL derivative contracts decreased $0.2 million at June 30, 2014, as compared to March 31, 2014, due to slight increases in futures prices for certain of these commodities. During the period from March 31, 2013 to June 30, 2013, the aggregate net fair value of our open oil, natural gas and NGL derivative contracts increased from $(0.3) million to $7.2 million due to decreases in futures prices for these commodities, resulting in an unrealized gain on derivatives of $7.5 million for the three months ended June 30, 2013.
Six Months Ended June 30, 2014 as Compared to Six Months Ended June 30, 2013
Oil and natural gas revenues. Our oil and natural gas revenues increased by approximately $60.5 million to approximately $178.0 million, or an increase of about 51%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. This increase in oil and natural gas revenues includes an increase in our oil revenues of $48.9 million and an increase in our natural gas revenues of $11.6 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Our oil revenues increased by 52% to $142.2 million for the six months ended June 30, 2014, as compared to $93.3 million for the six months ended June 30, 2013. This increase reflects the increase in our oil production by 61% to 1,463 MBbl of oil in the six months ended June 30, 2014, or about 8,080 Bbl of oil per day, as compared to 908 MBbl of oil produced, or about 5,015 Bbl of oil per day, in the six months ended June 30, 2013. This increased oil production is primarily attributable to our drilling operations in the Eagle Ford shale, as well as initial production contributions from newly drilled wells in the Permian Basin. The increased revenues attributable to increased production were partially offset by a slightly lower oil price of $97.20 per Bbl realized for the six months ended June 30, 2014, as compared to $102.78 per Bbl realized for the six months ended June 30, 2013. The increase in natural gas revenues resulted from a higher weighted average natural gas price of $5.90 per Mcf realized during the six months ended June 30, 2014, as compared to a weighted average natural gas price of $3.89 per Mcf realized during the six months ended June 30, 2013. This increase in the weighted average natural gas price was attributable to increased natural gas prices between the two periods, as well as the higher heating quality of, and the natural gas liquids extracted from, the natural gas produced primarily from our Eagle Ford shale wells, as compared to our Haynesville and Cotton Valley wells. In the six months ended June 30, 2014, approximately 54% of the Company’s natural gas production was liquids-rich natural gas, primarily from the Eagle Ford shale, as compared to 29% in the six months ended June 30, 2013.

Realized (loss) gain on derivatives. We realized a loss on derivatives of approximately $4.8 million for the six months ended June 30, 2014, as compared to a gain of approximately $0.6 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, we realized a net loss of approximately $3.7 million, $0.8 million and $0.3 million attributable to our oil, natural gas and NGL derivative contracts, respectively. For the six months ended June 30, 2013, we realized a net loss of approximately $0.5 million attributable to our oil derivative contracts and a net gain of approximately $0.6 million and $0.5 million attributable to our natural gas and NGL derivative contracts, respectively. The net loss realized from our derivative contracts resulted primarily from lower ceiling prices on our oil derivative contracts and higher natural gas prices during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. We realized a loss of approximately $4.36 per Bbl and $0.13 per MMBtu hedged on all of our oil and natural gas derivative contracts, respectively, during the six months ended June 30, 2014, as compared to a loss of $0.63 per Bbl and a gain of $0.17 per MMBtu hedged on all of our oil and natural gas derivative contracts, respectively, during the six months ended June 30, 2013. During the six months ended June 30, 2014, our natural gas costless collar contracts had average floor and ceiling prices of $3.46 per MMBtu and $4.95 per MMBtu, respectively, as compared to $3.46 per MMBtu and $4.83 per MMBtu, respectively, for the six months ended June 30, 2013. The average floor prices of our oil costless collar contracts were $87.72 per Bbl and $87.27 per Bbl as of June 30, 2014 and June 30, 2013, respectively. The average ceiling prices of our oil costless collar contracts were $99.76 per Bbl and $110.25 per Bbl as of June 30, 2014 and June 30, 2013, respectively. Our total oil and natural gas volumes hedged for the six months ended June 30, 2014 were 62% and 67% higher, respectively, than the total oil and natural gas volumes hedged for the same period in 2013.
Unrealized loss on derivatives. Our unrealized loss on derivatives was approximately $8.3 million for the six months ended June 30, 2014, as compared to an unrealized gain of approximately $2.7 million for the six months ended June 30, 2013. During the period from December 31, 2013 through June 30, 2014, the aggregate net fair value of our open oil, natural gas and NGL derivative contracts decreased from a net liability of approximately $2.8 million to a net liability of approximately $11.1 million, resulting in an unrealized loss on derivatives of approximately $8.3 million for the six months ended June 30, 2014. This loss is primarily attributable to a decrease in the net fair value of our open oil contracts for the six months ended June 30, 2014. This decrease was due primarily to an increase in oil futures prices, which decreased the net fair value of our open oil contracts by approximately $7.7 million between December 31, 2013 and June 30, 2014. The net fair value of our open natural gas contracts decreased by $0.6 million during the same period. During the period from December 31, 2012 through June 30, 2013, the aggregate net fair value of our open oil, natural gas and NGL derivative contracts increased from $4.5 million to $7.2 million, resulting in an unrealized gain on derivatives of $2.7 million for the six months ended June 30, 2013.

Expenses
The following table summarizes our operating expenses and other income (expense) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(In thousands, except expenses per BOE)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expenses:
Production taxes and marketing	$9,116	$4,451	$15,122	$8,548
Lease operating	11,704	10,140	21,055	21,040
Depletion, depreciation and amortization	31,797	20,234	55,827	48,466
Accretion of asset retirement obligations	123	80	241	161
Full-cost ceiling impairment	—	—	—	21,229
General and administrative	8,100	4,149	15,319	8,751
Total expenses	60,840	39,054	107,564	108,195
Operating income	30,067	26,905	57,324	12,650
Other income (expense):
Net loss on asset sales and inventory impairment	—	(192)	—	(192)
Interest expense	(1,616)	(1,609)	(3,012)	(2,880)
Interest and other income	409	47	447	115
Total other expense	(1,207)	(1,754)	(2,565)	(2,957)
Income before income taxes	28,860	25,151	54,759	9,693
Total income tax provision	10,634	32	20,170	78
Net income	$18,226	$25,119	$34,589	$9,615
Expenses per BOE:
Production taxes and marketing	$6.50	$4.62	$6.11	$4.40
Lease operating	$8.34	$10.53	$8.51	$10.82
Depletion, depreciation and amortization	$22.66	$21.01	$22.56	$24.93
General and administrative	$5.77	$4.31	$6.19	$4.50

Three Months Ended June 30, 2014 as Compared to Three Months Ended June 30, 2013
Production taxes and marketing. Our production taxes and marketing expenses increased by $4.7 million to $9.1 million, or an increase of 105%, for the three months ended June 30, 2014, as compared to $4.5 million for the three months ended June 30, 2013. On a unit-of-production basis, however, our production taxes and marketing expenses increased by 41% to $6.50 per BOE for the three months ended June 30, 2014, as compared to $4.62 per BOE for the three months ended June 30, 2013, due to our increased oil and natural gas production between the respective periods. The increase in our production taxes and marketing expenses was primarily due to the increase in our oil and natural gas revenues by 70% during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. A large portion of this increase was attributable to production taxes associated with the increase in oil production and associated oil revenues during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, resulting primarily from our drilling operations in the Eagle Ford shale, as well as initial production contributions from our newly drilled wells in the Permian Basin. Oil comprised 57% of our total production volume in the second quarter of 2014, as compared to 46% in the second quarter of 2013. The increase in production taxes and marketing expenses during the second quarter of 2014, as compared to the second quarter of 2013, also reflected the higher percentage of our natural gas production from the Eagle Ford shale in Texas, where natural gas production taxes are higher than production taxes associated with Haynesville shale gas in Louisiana. We produced 48% of our total natural gas volume from the Eagle Ford in the second quarter of 2014, as compared to only 31% in the second quarter of 2013. Production taxes and marketing expenses for the three months ended June 30, 2014 also reflected some increased charges associated with non-operated natural gas processing fees in South Texas.
Lease operating expenses. Our lease operating expenses increased by $1.6 million to $11.7 million, or an increase of 15%, for the three months ended June 30, 2014, as compared to $10.1 million for the three months ended June 30, 2013. Between these respective periods, our total oil and natural gas production increased 46% to 1,403 MBOE from approximately 963 MBOE, including an increase in oil production of 79% to 802 MBbl from 447 MBbl. Our lease operating expenses per unit of production decreased 21% to $8.34 per BOE for the three months ended June 30, 2014, as compared to $10.53 per BOE for the three months ended June 30, 2013. Oil production was 57% of total production by volume in the second quarter of 2014, as compared to 46% of total production by volume in the second quarter of 2013, which would typically result in higher LOE on a per unit basis. The decrease achieved in LOE on a per unit basis results from the progress we have made in reducing our LOE during the last twelve months, which was primarily attributable to (1) the installation of permanent production facilities on almost all of our Eagle Ford properties, alleviating the need for the extended use of flowback equipment to produce newly completed Eagle Ford wells, (2) the early use of gas lift on most of our newly completed Eagle Ford wells and (3) a decrease in salt water disposal costs on a per barrel basis, as well as continued improvement in overall operational processes, in our South Texas operations.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased by $11.6 million to $31.8 million, or an increase of 57%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased to $22.66 per BOE for the three months ended June 30, 2014, or an increase of 8%, from $21.01 per BOE for the three months ended June 30, 2013. The increase in the total depletion, depreciation and amortization expenses is attributable to the increase in our oil and natural gas production of 46% to 1,403 MBOE from 963 MBOE between the respective periods. The increase in the unit-of-production depletion, depreciation and amortization expenses is attributable to the increase in our oil production as a percentage of our total production to 57% from 46% between the respective periods and to the higher finding and development costs associated with our oil reserves as compared to our natural gas reserves on a per BOE basis.
General and administrative. Our general and administrative expenses increased by $4.0 million to $8.1 million, or an increase of 95%, for the three months ended June 30, 2014, as compared to $4.1 million for the three months ended June 30, 2013. The increase in our general and administrative expenses for the three months ended June 30, 2014 was largely attributable to additional payroll expenses associated with personnel added between the respective periods to support our increased drilling and completion operations. The remaining increase is due to an increase in stock-based compensation expense of $0.8 million to $1.8 million for the three months ended June 30, 2014, as compared to $1.0 million for the three months ended June 30, 2013. The increase in our stock-based compensation expense is attributable to the continued vesting of awards granted in 2012 and 2013, and new awards granted in 2014, as well as the increased fair value of our liability-based stock options during the three months ended June 30, 2014, resulting from an increase in the price per share of our common stock from $24.49 to $29.28 during the second quarter of 2014. Our general and administrative expenses in the second quarter of 2013 were also impacted favorably as a result of our allocating and capitalizing approximately $1.0 million of our general and administrative expenses to the permanent production facilities being constructed on certain of our Eagle Ford properties in South Texas. While our general and administrative expenses increased 95% on an absolute basis, our general and administrative expenses on a unit-of-production basis increased only 34% to $5.77 per BOE for the three months ended June 30, 2014, as compared to $4.31 per BOE for the three months ended June 30, 2013, as a result of our increased oil equivalent production between the respective periods.
Interest expense. For the three months ended June 30, 2014, we incurred total interest expense of $2.3 million. We capitalized $0.7 million of our interest expense on certain qualifying projects for the three months ended June 30, 2014 and expensed the remaining $1.6 million to operations. For the three months ended June 30, 2013, we incurred total interest expense of $2.1 million. We capitalized $0.5 million of our interest expense on certain qualifying projects for the three months ended June 30, 2013 and expensed the remaining $1.6 million to operations. The increase in total interest expense is primarily attributable to an increase in outstanding borrowings under our Credit Agreement between the comparable periods. In late May 2014, we used a portion of the net proceeds of our public equity offering to repay $180.0 million of outstanding borrowings under our Credit Agreement. At June 30, 2014, we had $150.0 million in borrowings and $0.6 million in letters of credit outstanding under our Credit Agreement. As we increase the borrowings under our Credit Agreement, we expect to incur increased interest expense.
Interest and other income. Our interest and other income increased by approximately $362,000 to approximately $409,000 for the three months ended June 30, 2014, as compared to approximately $47,000 for the three months ended June 30, 2013. The increase in our interest and other income was due primarily to an increase in the natural gas transportation income we received from third parties during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, although on the whole, this item is an insignificant component of our overall income.
Total income tax provision. Based on our projections for the remainder of 2014, we anticipate incurring an alternative minimum tax (“AMT”) liability for the year ending December 31, 2014, the proportionate share of which is recorded as the current income tax provision of $1.5 million for the three months ended June 30, 2014. The total income tax provision of $10.6 million for the three months ended June 30, 2014 also includes $9.1 million of deferred income taxes. Our effective tax rate for the three months ended June 30, 2014 was 36.9%. Total income tax expense for the three months ended June 30, 2014 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due to the impact of permanent differences between book and taxable income. At June 30, 2013, based on our projections for the remainder of 2013, we anticipated incurring a small AMT liability for the year ending December 31, 2013, the proportionate share of which was recorded as the current income tax provision of $32,000 for the three months ended June 30, 2013. The total income tax provision for the three months ended June 30, 2013 represented only our estimate of the AMT liability attributable to the three months ended June 30, 2013. We established a valuation allowance against our net deferred tax assets at September 30, 2012 and retained a full valuation allowance of approximately $6.7 million at June 30, 2013 due to uncertainties regarding the future realization of our net deferred tax assets. As a result, there was no income tax expense or benefit recorded for the three months ended June 30, 2013, other than the AMT liability noted above.
Six Months Ended June 30, 2014 as Compared to Six Months Ended June 30, 2013
Production taxes and marketing. Our production taxes and marketing expenses increased by approximately $6.6 million to approximately $15.1 million, or an increase of approximately 77%, for the six months ended June 30, 2014, as compared to $8.5 million for the six months ended June 30, 2013. On a unit-of-production basis, however, our production taxes and marketing expenses increased by 39% to $6.11 per BOE for the six months ended June 30, 2014, as compared to $4.40 per BOE for the six months ended June 30, 2013, due to our increased oil and natural gas production between the respective periods. The increase in our production taxes and marketing expenses was primarily due to the increase in our oil and natural gas revenues by 51% during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. A large portion of this increase was attributable to production taxes associated with the increase in oil production and associated oil revenues during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, resulting primarily from our drilling operations in the Eagle Ford shale, as well as initial production contributions from newly drilled wells in the Permian Basin. Oil comprised approximately 59% of our total production volume in the first six months of 2014, as compared to 47% in the first six months of 2013. The increase in production taxes and marketing expenses during the first six months of 2014, as compared to the first six months of 2013, also reflected the higher percentage of our natural gas production from the Eagle Ford shale in Texas, where natural gas production taxes are higher than production taxes associated with Haynesville shale gas in Louisiana. We produced 49% of our total natural gas volume from the Eagle Ford in the first six months of 2014, as compared to only 28% in the first six months of 2013. Production taxes and marketing expenses for the six months ended June 30, 2014 also reflected some increased charges associated with non-operated natural gas processing fees in South Texas.
Lease operating expenses. Our lease operating expenses remained relatively consistent at $21.1 million for the six months ended June 30, 2014, as compared to $21.0 million for the six months ended June 30, 2013. Our lease operating expenses per unit of production decreased 21% to $8.51 per BOE for the six months ended June 30, 2014, as compared to $10.82 per BOE for the six months ended June 30, 2013. During these respective periods, our total oil and natural gas production increased about 27% to 2,475 MBOE from 1,944 MBOE, including an increase of 61% in oil production to 1,463 MBbl of oil from 908 MBbl of oil, which would typically result in higher LOE. Oil production was 59% of total production by volume for the six months ended June 30, 2014, as compared to only 47% of total production by volume for the six months ended June 30, 2013. The decrease achieved in LOE on a per unit basis results from the progress we have made in reducing our LOE during the last twelve months, which was primarily attributable to (1) the installation of permanent production facilities on almost all of our Eagle Ford properties, alleviating the need for the extended use of flowback equipment to produce newly completed Eagle Ford wells, (2) the early use of gas lift on most of our newly completed Eagle Ford wells and (3) a decrease in salt water disposal costs on a per barrel basis, as well as continued improvement in overall operational processes, in our South Texas operations.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased by $7.4 million to $55.8 million, or an increase of 15%, for the six months ended June 30, 2014, as compared to $48.5 million for the six months ended June 30, 2013. On a unit-of-production basis, our depletion, depreciation and amortization expenses decreased to $22.56 per BOE for the six months ended June 30, 2014, or a decrease of about 10%, from $24.93 per BOE for the six months ended June 30, 2013. The increase in the total depletion, depreciation and amortization expenses was attributable to the increase in our oil and natural gas production by 27% to 2,475 MBOE from 1,944 MBOE between the respective periods. The decrease in the per-unit-of-production depletion, depreciation and amortization expenses primarily resulted from significantly higher estimated total proved reserves at March 31, 2014, as compared to estimated total proved reserves at March 31, 2013. Because we use the unit-of-production method for calculating depletion, depreciation and amortization, the impact of the increased production experienced in the six months ended June 30, 2014 on our depletion, depreciation and amortization expenses, as compared to the six months ended June 30, 2013, was offset by the increase in our proved oil and natural gas reserves to 57.2 million BOE at June 30, 2014 from 38.9 million BOE at June 30, 2013.
Full-cost ceiling impairment. No impairment to the net carrying value of our oil and natural gas properties and no corresponding charge resulting from a full-cost ceiling impairment was recorded during the six months ended June 30, 2014. During the quarter ended March 31, 2013, the net capitalized costs of our oil and natural gas properties less related deferred income taxes exceeded the cost center ceiling by $13.7 million. As a result, we recorded an impairment charge of $21.2 million to the net capitalized costs of our oil and natural gas properties and a deferred income tax credit of $7.5 million. This full-cost ceiling impairment of $21.2 million is reflected in our operating expenses for the six months ended June 30, 2013. At March 31, 2013 and June 30, 2013, we retained a full valuation allowance against our net deferred tax assets, and as a result, no deferred income tax provision is reflected in our unaudited condensed consolidated statement of operations for the six months ended June 30, 2013.
General and administrative. Our general and administrative expenses increased by $6.6 million to $15.3 million, or an increase of approximately 75%, for the six months ended June 30, 2014, as compared to $8.8 million for the six months ended June 30, 2013. The increase in our general and administrative expenses was primarily attributable to additional payroll expenses associated with personnel added between the respective periods to support our increased operations. The remaining increase is largely due to an increase in stock-based compensation costs of $2.1 million to $3.6 million for the six months ended June 30, 2014, as compared to $1.5 million for the six months ended June 30, 2013. The increase in our stock-based compensation expense was primarily attributable to the continued vesting of awards granted in 2012 and 2013, and new awards granted in 2014, as well as the increased fair value of our liability-based stock options during the six months ended June 30, 2014, resulting from an increase in the price per share of our common stock from $18.64 to $29.28 during the first six months of 2014. Our general and administrative expenses in the second quarter of 2013 were also impacted favorably as a result of our allocating and capitalizing approximately $1.0 million of our general and administrative expenses to the permanent production facilities being constructed on certain of our Eagle Ford properties in South Texas. While our general and administrative expenses increased 75% on an absolute basis, our general and administrative expenses increased by only 38% on a unit-of-production basis to $6.19 per BOE for the six months ended June 30, 2014, as compared to $4.50 per BOE for the six months ended June 30, 2013, as a result of our increased production between the respective periods.
Interest expense. For the six months ended June 30, 2014, we incurred total interest expense of approximately $4.4 million. We capitalized approximately $1.4 million of our interest expense on certain qualifying projects for the six months ended June 30, 2014 and expensed the remaining $3.0 million to operations. For the six months ended June 30, 2013, we incurred total interest expense of approximately $3.7 million. We capitalized approximately $0.8 million of our interest expense on certain qualifying projects for the six months ended June 30, 2013 and expensed the remaining $2.9 million to operations. In late May 2014, we used a portion of the net proceeds of our public equity offering to repay $180.0 million of outstanding borrowings under our Credit Agreement. At June 30, 2014, we had $150.0 million in borrowings and $0.6 million in letters of credit outstanding under our Credit Agreement. As we increase the borrowings under our Credit Agreement, we expect to incur increased interest expense.
Interest and other income. Our interest and other income increased by approximately $332,000 to approximately $447,000 for the six months ended June 30, 2014, as compared to approximately $115,000 for the six months ended June 30, 2013. The increase in our interest and other income was due primarily to an increase in the natural gas transportation income we received from third parties during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, although on the whole, this item is an insignificant component of our overall income.
Total income tax provision. Based on our projections for the remainder of 2014, we anticipate incurring an AMT liability for the year ending December 31, 2014, the proportionate share of which is recorded as the current income tax provision of approximately $2.8 million for the six months ended June 30, 2014. The total income tax provision of approximately $20.2 million for the six months ended June 30, 2014 also includes approximately $17.4 million of deferred income taxes. Our effective tax rate for the six months ended June 30, 2014 was 36.8%. Total income tax expense for the six months ended June 30, 2014 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due to the impact of permanent differences between book and taxable income. We had a net loss for the six months ended June 30, 2013 and recorded a total income tax benefit of approximately $78,000. At June 30, 2013, based on our projections for the remainder of 2013, we anticipated incurring an AMT liability for the year ending December 31, 2013, the proportionate share of which was recorded as the current income tax provision of approximately $78,000 for the six months ended June 30, 2013. We established a valuation allowance against our net deferred tax assets at September 30, 2012 and retained a full valuation allowance through June 30, 2013 due to uncertainties regarding the future realization of our net deferred tax assets. As a result, there was no income tax expense or benefit recorded for the six months ended June 30, 2013, other than the AMT liability noted above.
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

At June 30, 2014, we had cash totaling $14.6 million, the borrowing base under our Credit Agreement was $385.0 million and we had $150.0 million of outstanding long-term borrowings and $0.6 million in outstanding letters of credit. During the three months ended June 30, 2014, the borrowings bore interest at an effective interest rate of 3.6% per annum. From July 1, 2014 through August 6, 2014, we borrowed an additional $45.0 million under our Credit Agreement to finance a portion of our working capital requirements and capital expenditures. We used the proceeds from our May 2014 equity offering to, among other items, repay $180.0 million under our Credit Agreement.
Our 2014 drilling activity will continue to be focused on increasing our oil production and reserves in South Texas, primarily in the Eagle Ford shale play, while we expand our exploration and delineation efforts in the Permian Basin in Southeast New Mexico and West Texas. At March 31, 2014, we had two contracted drilling rigs operating on our Eagle Ford acreage in South Texas and one contracted drilling rig operating in the Permian Basin. In April 2014, we replaced the drilling rig operating in the central portion of our Eagle Ford acreage in Karnes County with a new “walking” rig. Due to a temporary contract overlap resulting from initiating drilling operations with this second “walking” rig, we moved the rig being replaced in Karnes County to Loving County, Texas in order to provide us with a second rig in the Permian Basin. We are using a portion of the proceeds from our May 2014 equity offering to, among other items, keep this fourth rig operating full-time in the Permian Basin throughout 2014. As a result, as of August 6, 2014, we were operating four contracted drilling rigs — two in the Eagle Ford and two in the Permian Basin. Because of the timing of the addition of this fourth drilling rig in the Permian Basin and our projected drilling and completions schedule, we do not expect this rig to materially impact our anticipated 2014 oil and natural gas production or our anticipated 2014 oil and natural gas revenues. Rather, we anticipate that the addition of this second rig in the Permian Basin will start to have a material impact on our operations and financial results beginning in 2015. Based on the success of the first two wells on our Wolf prospect, we intend to operate one of our two Permian Basin drilling rigs full-time in the Loving County area throughout the remainder of 2014.  In addition, we have decided to further accelerate our Permian drilling program by adding at least one additional rig at the beginning of 2015.
In addition, during the first quarter of 2014, we were notified by Chesapeake of its intent to drill up to a total of 30 gross (6.3 net) Haynesville wells on our Elm Grove acreage in southern Caddo Parish, Louisiana during 2014. We retain the right to participate for up to a 25% working interest in all wells drilled on this property with our working interest proportionately reduced to our leasehold position in any individual drilling unit. At August 6, 2014, we had agreed to participate in 21 gross (4.4 net) wells in progress or proposed by Chesapeake on this acreage with an estimated total capital commitment of $37.4 million. Should Chesapeake elect to drill all 30 wells on this acreage in 2014, our working interest would be equivalent to approximately 6.3 net wells at an estimated capital expenditure of approximately $50.0 million.
Between January 1, 2014 and August 6, 2014, we acquired 23,200 gross (17,200 net) acres in the Permian Basin and acquired (or expect to acquire by the middle of August) 3,100 gross (2,900 net) acres in the Eagle Ford shale in South Texas. We plan to continue our leasing and acquisition efforts in the Permian Basin, Eagle Ford shale and Haynesville shale as opportunities are identified.
As a result of our determination to operate two drilling rigs in the Permian Basin for the remainder of 2014, the ongoing and anticipated Chesapeake drilling activity in the Haynesville shale and additional leasehold and seismic data acquisitions anticipated throughout the remainder of 2014, we increased our 2014 capital expenditure budget from $440.0 million to $570.0 million during the second quarter of 2014. At June 30, 2014, we had incurred $273.3 million, or approximately 48%, of this anticipated 2014 capital expenditure budget. We anticipate investing $570.0 million for exploration, development and acquisition efforts as follows:

Amount (in millions)
Exploration, development drilling and completion costs	$470.0
Pipeline and infrastructure expenditures	20.0
Leasehold acquisition and 2-D and 3-D seismic data	80.0
Total	$570.0
While we have budgeted $570.0 million in capital expenditures for 2014, the amount, timing and allocation of our capital expenditures is largely discretionary and within our control. The aggregate amount of capital we will expend may fluctuate materially based on market conditions and our drilling results, as well as other opportunities we may encounter during the remainder of 2014. If oil or natural gas prices decline or costs increase significantly, we could defer a significant portion of our anticipated capital expenditures until later periods to conserve cash or to focus on projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling, completion and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in our exploration and development activities, contractual obligations, drilling plans for properties we do not operate and other factors both within and outside our control.
As a result of our May 2014 equity offering, current availability and anticipated increases in the borrowing base under our Credit Agreement and anticipated increases in our oil and natural gas production and related revenues, excluding any possible significant acquisitions, we expect to have sufficient future borrowing capacity under our Credit Agreement and cash flows from operations to fund our capital expenditure requirements for the remainder of 2014. We use commodity derivative financial instruments to mitigate our exposure to fluctuations in oil, natural gas and natural gas liquids prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices.
Exploration and development activities are subject to a number of risks and uncertainties, which could cause these activities to be less successful than we anticipate and could impact our ability to sufficiently increase our reserves, cash flows from operations and borrowing base under our Credit Agreement. Although a portion of our anticipated cash flows from operations for the remainder of 2014 is expected to come from development activities on currently proved properties in the Eagle Ford shale in South Texas, these development activities may be less successful than we anticipate. Further, a portion of our anticipated cash flows from operations during the year ending December 31, 2014 is expected to come from exploration activities in the Eagle Ford shale and in the Wolfcamp and Bone Spring plays in the Permian Basin, and these exploration activities may not be as successful as we anticipate. Additionally, our anticipated cash flows from operations are based upon current expectations of oil and natural gas prices for the remainder of 2014 and the hedges we currently have in place.
If our exploration and development activities are less successful than we anticipate or result in less cash flows than anticipated, or should oil and natural gas prices decline substantially or our capital expenditure needs increase, we may require additional sources of capital, including through additional borrowings under our Credit Agreement (assuming availability under our borrowing base) or additional credit arrangements, the sale of assets or acreage or entering into one or more joint ventures, none of which may be available. In addition to future borrowings under our Credit Agreement, we may also seek to raise additional funds by issuing debt securities or selling shares of our common stock or securities convertible or exercisable into our common stock (including debt securities or other preferential securities) in the public markets or otherwise. Any such sales of equity or convertible securities would dilute the ownership interest of our existing shareholders. There is no guarantee that we would be able to sell such debt or equity securities on terms acceptable to us. It is also possible that, to the extent we are not able to obtain additional sources of capital on terms acceptable to us, we may modify our capital expenditure budget for the remainder of 2014 accordingly to reduce our capital spending and rate of growth or enter into one or more joint ventures or other alternative financings.
Our cash flows for the six months ended June 30, 2014 and 2013 are presented below:

	Six Months Ended June 30,
	2014	2013
(In thousands)	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$113,475	$83,912
Net cash used in investing activities	(236,219)	(175,901)
Net cash provided by financing activities	131,092	94,999
Net change in cash	$8,348	$3,010
Adjusted EBITDA(1)	$125,810	$81,444
__________________

(1)
Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “— Non-GAAP Financial Measures” below.

Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased by $29.6 million to $113.5 million for the six months ended June 30, 2014, as compared to net cash provided by operating activities of $83.9 million for the six months ended June 30, 2013. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased by $41.5 million to $120.0 million for the six months ended June 30, 2014 from $78.5 million for the six months ended June 30, 2013. This increase is primarily attributable to the 51% increase in our oil and natural gas revenues between the respective periods. Changes in our operating assets and liabilities between June 30, 2013 and June 30, 2014 resulted in a net decrease of $11.9 million in net cash provided by operating activities for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Our operating cash flows are sensitive to a number of variables, including changes in our production and volatility of oil and natural gas prices between reporting periods. Regional and worldwide economic activity, weather, infrastructure capacity to reach markets and other variable factors significantly impact the prices of oil and natural gas. These factors are beyond our control and are difficult to predict. We use commodity derivative financial instruments to mitigate our exposure to fluctuations in oil, natural gas and natural gas liquids prices. In addition, we attempt to avoid long-term service agreements where possible in order to minimize ongoing future commitments.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased by $60.3 million to $236.2 million for the six months ended June 30, 2014 from $175.9 million for the six months ended June 30, 2013. This increase in net cash used in investing activities is almost entirely attributable to the increase in cash used for oil and natural gas properties capital expenditures for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Cash used for oil and natural gas properties capital expenditures for the six months ended June 30, 2014 was primarily attributable to our operated drilling and completion activities in the Eagle Ford shale play and our initial operated drilling activities in the Permian Basin, as well as the acquisition of additional leasehold interests in both operating areas.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $131.1 million for the six months ended June 30, 2014, as compared to net cash provided by financing activities of $95.0 million for the six months ended June 30, 2013. The net cash provided by financing activities for the six months ended June 30, 2014 was primarily attributable to the total proceeds of our May 2014 equity offering of $181.9 million and incremental borrowings under our Credit Agreement of $130.0 million, offset by the costs of the offering of $0.6 million and by the repayment of $180.0 million in borrowings during the period. The net cash provided by financing activities for the six months ended June 30, 2013 was due to incremental borrowings of $95.0 million under our Credit Agreement.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Unaudited Adjusted EBITDA Reconciliation to Net Income:
Net income	$18,226	$25,119	$34,589	$9,615
Interest expense	1,616	1,609	3,012	2,880
Total income tax provision	10,634	32	20,170	78
Depletion, depreciation and amortization	31,797	20,234	55,827	48,466
Accretion of asset retirement obligations	123	80	241	161
Full-cost ceiling impairment	—	—	—	21,229
Unrealized loss (gain) on derivatives	5,234	(7,526)	8,342	(2,701)
Stock-based compensation expense	1,834	1,032	3,629	1,524
Net loss on asset sales and inventory impairment	—	192	—	192
Adjusted EBITDA	$69,464	$40,772	$125,810	$81,444

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$81,530	$51,684	$113,475	$83,912
Net change in operating assets and liabilities	(15,221)	(12,553)	6,509	(5,426)
Interest expense	1,616	1,609	3,012	2,880
Current income tax provision	1,539	32	2,814	78
Adjusted EBITDA	$69,464	$40,772	$125,810	$81,444
Our Adjusted EBITDA increased by $28.7 million to $69.5 million, or an increase of 70%, for the three months ended June 30, 2014, as compared to $40.8 million for the three months ended June 30, 2013. Our Adjusted EBITDA increased by $44.4 million to $125.8 million, or an increase of 54%, for the six months ended June 30, 2014, as compared to $81.4 million for the six months ended June 30, 2013. This increase in our Adjusted EBITDA is primarily attributable to the increase in our oil production and the associated increase in our oil and natural gas revenues for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, respectively.
Credit Agreement
On September 28, 2012, we entered into the Credit Agreement, which increased the maximum facility amount from $400.0 million to $500.0 million. The Credit Agreement matures December 29, 2016. MRC Energy Company is the borrower under the Credit Agreement. Borrowings are secured by mortgages on substantially all of our proved oil and natural gas properties and by the equity interests of all of MRC Energy Company’s wholly-owned subsidiaries, which are also guarantors. In addition, all obligations under the Credit Agreement are guaranteed by Matador, the parent corporation. Various commodity hedging agreements with certain of the lenders under the Credit Agreement (or affiliates thereof) are also secured by the collateral of and guaranteed by the eligible subsidiaries of MRC Energy Company.
The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of our proved oil and natural gas reserves at December 31 and June 30 of each year, respectively. Both we and the lenders may request an unscheduled redetermination of the borrowing base once each between scheduled redetermination dates. During the first quarter of 2014, our lenders completed their review of our estimated total proved oil and natural gas reserves at December 31, 2013, and as a result, on March 12, 2014, the borrowing base under our Credit Agreement was increased to $385.0 million, and the conforming borrowing base was increased to $310.0 million. At that time, we amended the Credit Agreement to, among other things, provide that the borrowing base will automatically be reduced to the conforming borrowing base at the earlier of (i) June 30, 2015 or (ii) concurrent with the issuance by us of senior unsecured notes in an amount greater than or equal to $10.0 million. The Credit Agreement was also amended to eliminate the current ratio covenant and to increase the debt to EBITDA ratio covenant, which is defined as total debt outstanding divided by a rolling four quarter EBITDA calculation, to 4.25 or less. Furthermore, the interest rate charged to us based on our outstanding level of borrowings was reduced by 0.25% across the borrowing grid as a result of this amendment. This March 2014 redetermination constituted the regularly scheduled May 1 redetermination. We may request one additional unscheduled redetermination of our borrowing base prior to the next scheduled redetermination. We expect additional increases to the borrowing base will be primarily as a result of anticipated increases in our proved oil and natural gas reserves, and particularly our proved developed oil and natural gas reserves. We anticipate receiving such an increase with our next borrowing base redetermination during the third quarter of 2014 following the lenders’ review of our proved oil and natural gas reserves at June 30, 2014.
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
At June 30, 2014, we had $150.0 million in borrowings outstanding under the Credit Agreement and approximately $0.6 million in outstanding letters of credit issued pursuant to the Credit Agreement. For the three months ended June 30, 2014, our outstanding borrowings bore interest at an effective interest rate of approximately 3.6% per annum. We expect to access future borrowings under our Credit Agreement to fund portions of our remaining 2014 capital expenditure requirements in excess of amounts available from our operating cash flows. From July 1, 2014 through August 6, 2014, we borrowed an additional $45.0 million under the Credit Agreement to finance a portion of our working capital requirements and capital expenditures. At August 6, 2014, we had $195.0 million in borrowings outstanding under the Credit Agreement and approximately $0.6 million in outstanding letters of credit issued pursuant to the Credit Agreement.
If we borrow funds as a base rate loan, such borrowings will bear interest at a rate equal to the higher of (i) the prime rate for such day, (ii) the Federal Funds Effective Rate on such day, plus 0.50% or (iii) the daily adjusting LIBOR rate plus 1.0% plus, in each case, an amount from 0.50% to 2.75% of such outstanding loan depending on the level of borrowings under the agreement. If we borrow funds as a Eurodollar loan, such borrowings will bear interest at a rate equal to (i) the quotient obtained by dividing (A) the LIBOR rate by (B) a percentage equal to 100% minus the maximum rate during such interest calculation period at which Royal Bank of Canada (“RBC”) is required to maintain reserves on Eurocurrency Liabilities (as defined in Regulation D of the Board of Governors of the Federal Reserve System) plus (ii) an amount from 1.50% to 3.75% of such outstanding loan depending on the level of borrowings under the Credit Agreement. The interest period for Eurodollar borrowings may be one, two, three or six months as designated by us. A commitment fee of 0.375% to 0.50%, depending on the unused availability under the Credit Agreement, is also paid quarterly in arrears. We include this commitment fee, any amortization of deferred financing costs (including origination, borrowing base increase and amendment fees) and annual agency fees, if any, as interest expense and in our interest rate calculations and related disclosures. The Credit Agreement requires us to maintain a debt to EBITDA ratio, which is defined as total debt outstanding divided by a rolling four quarter EBITDA calculation, of 4.25 or less.
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
During the second quarter of 2014, Bank of America, N.A. replaced Citibank, N.A. as a lender under the Credit Agreement. At June 30, 2014, we believe that we were in compliance with the terms of the Credit Agreement.
Off-Balance Sheet Arrangements
At June 30, 2014, we did not have any off-balance sheet arrangements.
Obligations and Commitments
We had the following material contractual obligations and commitments at June 30, 2014:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Revolving credit borrowings, including letters of credit(1)	$150,621	$621	$150,000	$—	$—
Office lease	7,183	812	1,704	1,784	2,883
Non-operated drilling commitments(2)	30,260	30,260	—	—	—
Drilling rig contracts(3)	54,733	17,936	36,797	—	—
Asset retirement obligations	10,200	477	1,213	1,644	6,866
Gas processing and transportation agreement(4)	8,000	3,497	4,198	305	—
Geophysical and geological data(5)	4,057	4,057	—	—	—
Total contractual cash obligations	$265,054	$57,660	$193,912	$3,733	$9,749
__________________

(1)
At June 30, 2014, we had $150.0 million in revolving borrowings outstanding under our Credit Agreement and approximately $0.6 million in outstanding letters of credit issued pursuant to the Credit Agreement. The revolving borrowings are scheduled to mature in December 2016. These amounts do not include estimated interest on the obligations because our revolving borrowings have short-term interest periods, and we are unable to determine what our borrowing costs may be in future periods.

(2)
At June 30, 2014, we had outstanding commitments to participate in the drilling and completion of various non-operated wells. Our working interests in these wells are typically small, and several of these wells were in progress at June 30, 2014. If all of these wells are drilled and completed, we will have minimum outstanding aggregate commitments for our participation in these wells of $30.3 million at June 30, 2014, which we expect to incur within the next few months.

(3)
We do not own or operate our own drilling rigs, but instead enter into contracts with third parties for such rigs. These contracts establish daily rates for the drilling rigs and the term of our commitments for the drilling services to be provided, which have typically been for one year or less, although we have recently begun to enter into longer-term contracts in order to secure new drilling rigs equipped with the latest technology in plays that are experiencing heavy demand for drilling rigs. Should we elect to terminate a contract and if the drilling contractor were unable to secure work for the contracted drilling rigs or if the drilling contractor were unable to secure work for the contracted drilling rigs at the same daily rates being charged to us prior to the end of their respective contract terms, we would incur termination obligations. Our maximum outstanding aggregate termination obligations under our drilling rig contracts were $54.7 million at June 30, 2014.

(4)
Effective September 1, 2012, we entered into a firm five-year natural gas processing and transportation agreement for a significant portion of our operated natural gas production in South Texas. The undiscounted minimum commitments under this agreement totaled approximately $8.0 million at June 30, 2014.

(5)
From time to time, we enter into contracts with third parties for geological and geophysical data, particularly 3-D seismic data and related studies, on certain prospects to assist in the exploration of these prospects. The undiscounted minimum commitments under these agreements totaled approximately $4.1 million at June 30, 2014, which we expect to incur within the next few months.

General Outlook and Trends
For the six months ended June 30, 2014, oil prices ranged from a low of approximately $91.66 per Bbl in early January to a high of approximately $107.26 per Bbl in mid-June, based upon the NYMEX West Texas Intermediate oil futures contract price for the earliest delivery date. We realized an average oil price of $97.20 per Bbl ($94.67 per Bbl including realized losses from oil derivatives) for our oil production for the six months ended June 30, 2014, as compared to $102.78 per Bbl ($102.27 per Bbl including realized losses from oil derivatives) for the six months ended June 30, 2013. Subsequent to June 30, 2014, oil prices have decreased, and at August 6, 2014, the NYMEX West Texas Intermediate oil futures contract for the earliest delivery date closed at $96.92 per Bbl as compared to $105.30 per Bbl at August 6, 2013.
For the six months ended June 30, 2014, natural gas prices ranged from a low of $4.01 per MMBtu in early January to a high of $6.15 per MMBtu in mid-February, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. We realized a weighted average natural gas price of $5.90 per Mcf ($5.72 per Mcf including aggregate realized losses from natural gas and NGL derivatives) for our natural gas production for the six months ended June 30, 2014, as compared to $3.89 per Mcf ($4.07 per Mcf including aggregate realized gains from natural gas and NGL derivatives) for the six months ended June 30, 2013. The weighted average price we received for our natural gas during the six months ended June 30, 2014 was higher than the NYMEX Henry Hub natural gas price due to the NGL volumes in the liquids-rich natural gas we produce primarily from our Eagle Ford wells. Because we report our production volumes in two streams, oil and natural gas, including dry and liquids-rich natural gas, revenues associated with extracted natural gas liquids are included with our natural gas revenues, which has the effect of increasing the weighted average natural gas price realized on a per Mcf basis. Since the 2014 high in mid-February, natural gas prices have declined, and at August 6, 2014, the NYMEX Henry Hub natural gas futures contract for the earliest delivery date closed at $3.93 per MMBtu, as compared to $3.32 per MMBtu at August 6, 2013.
Most of our Eagle Ford shale oil production in South Texas is sold based on a Louisiana Light Sweet oil price index less transportation costs. Although we realized significant uplifts to West Texas Intermediate oil prices at times during 2013, the differential between these two benchmark prices has decreased substantially since early 2013. We may not realize similar, or any, uplifts to West Texas Intermediate oil prices in future periods, which could result in a decrease in our weighted average oil price realized and associated oil revenues. Additionally, we expect oil production from our properties in the Permian Basin will be sold on a West Texas Intermediate at Midland oil price index less transportation costs.
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
As we continue to explore and develop our acreage in the Permian Basin, we may face challenges associated with establishing operations in new areas and securing the necessary services to drill and complete wells and with securing the necessary pipeline and natural gas processing capabilities to transport, process and market the oil and natural gas that we produce. We may also incur higher than anticipated costs associated with establishing new operating infrastructure and facilities on our leases throughout the area. We believe we have successfully secured the necessary drilling services for our current Permian Basin operations. We did experience difficulties in securing timely completion, and particularly certain hydraulic fracturing services, for one well drilled recently, and may have such difficulties again in the future. We believe that maintaining reliable drilling and completion services and reducing drilling and completion costs will be essential to the successful development of our Permian Basin leasehold.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Except as set forth below, there have been no material changes to the sources and effects of our market risk since December 31, 2013.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value of money and (iii) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. At June 30, 2014, RBC, Comerica Bank, The Bank of Nova Scotia, BMO Harris Financing, Inc. (Bank of Montreal) and SunTrust Bank (or affiliates thereof) were the counterparties for all of our derivative instruments. We have evaluated the credit standing of the counterparties in determining the fair value of our derivative financial instruments. See “Note 8 - Derivative Financial Instruments” to the unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments at June 30, 2014. Such information is incorporated herein by reference.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014 to ensure that (i) information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2014, the Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
April 1, 2014 to April 30, 2014	8,440	$26.03	—	—
May 1, 2014 to May 31, 2014	—	—	—	—
June 1, 2014 to June 30, 2014	—	—	—	—
Total	8,440	$26.03	—	—
_________________

(1) The shares were not re-acquired pursuant to any repurchase plan or program.
Item 6. Exhibits
A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATADOR RESOURCES COMPANY

Date: August 7, 2014	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: August 7, 2014	By:	/s/ David E. Lancaster
David E. Lancaster
Executive Vice President, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

23.1	Consent of Netherland, Sewell & Associates, Inc. (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Audit report of Netherland, Sewell & Associates, Inc. (filed herewith).

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations - Unaudited, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).