Form 10-Q
period 2015-09-30
Matador Resources Co
filed 2015-11-06
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 4, 2015, there were 85,557,957 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except par value and share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash	$13,887	$8,407
Restricted cash	450	609
Accounts receivable
Oil and natural gas revenues	23,743	28,976
Joint interest billings	13,361	6,925
Other	9,426	9,091
Derivative instruments	28,165	55,549
Assets held for sale	32,413	—
Lease and well equipment inventory	2,106	1,212
Prepaid expenses	2,989	1,649
Total current assets	126,540	112,418
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	2,018,241	1,617,913
Unproved and unevaluated	392,299	264,419
Other property and equipment	60,589	43,472
Less accumulated depletion, depreciation and amortization	(1,329,082)	(603,732)
Net property and equipment	1,142,047	1,322,072
Other assets
Derivative instruments	2,028	—
Deferred income taxes	9,676	—
Other assets	231	—
Total other assets	11,935	—
Total assets	$1,280,522	$1,434,490
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,012	$17,526
Accrued liabilities	102,327	109,502
Royalties payable	21,737	14,461
Advances from joint interest owners	306	—
Amounts due to Joint Ventures	2,250	—
Deferred income taxes	10,426	19,751
Income taxes payable	—	444
Other current liabilities	223	103
Total current liabilities	153,281	161,787
Long-term liabilities
Borrowings under Credit Agreement	—	338,199
Senior unsecured notes payable	390,959	—
Asset retirement obligations	13,413	11,640
Amounts due to Joint Ventures	4,500	—
Deferred income taxes	—	53,783
Other long-term liabilities	1,765	2,540
Total long-term liabilities	410,637	406,162
Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock - $0.01 par value, 120,000,000 and 80,000,000 shares authorized; 85,687,475 and 73,373,744 shares issued; and 85,520,957 and 73,342,777 shares outstanding, respectively	857	734
Additional paid-in capital	1,023,425	724,819
Retained (deficit) earnings	(308,529)	140,855
Total Matador Resources Company shareholders’ equity	715,753	866,408
Non-controlling interest in subsidiary	851	133
Total shareholders’ equity	716,604	866,541
Total liabilities and shareholders’ equity	$1,280,522	$1,434,490

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Oil and natural gas revenues	$71,815	$96,617	$222,128	$274,605
Realized gain (loss) on derivatives	19,862	(701)	52,146	(5,458)
Unrealized gain (loss) on derivatives	6,733	16,293	(25,356)	7,950
Total revenues	98,410	112,209	248,918	277,097
Expenses
Production taxes and marketing	9,291	8,617	26,598	23,739
Lease operating	14,917	13,691	42,912	34,747
Depletion, depreciation and amortization	45,237	35,143	143,477	90,970
Accretion of asset retirement obligations	182	130	427	371
Full-cost ceiling impairment	285,721	—	581,874	—
General and administrative	12,151	8,099	38,523	23,417
Total expenses	367,499	65,680	833,811	173,244
Operating (loss) income	(269,089)	46,529	(584,893)	103,853
Other income (expense)
Net loss on asset sales and inventory impairment	—	—	(97)	—
Interest expense	(7,229)	(673)	(15,168)	(3,685)
Interest and other income	999	267	1,885	715
Total other expense	(6,230)	(406)	(13,380)	(2,970)
(Loss) income before income taxes	(275,319)	46,123	(598,273)	100,883
Income tax (benefit) provision
Current	(295)	(156)	(295)	2,658
Deferred	(33,010)	16,660	(148,750)	34,017
Total income tax (benefit) provision	(33,305)	16,504	(149,045)	36,675
Net (loss) income	(242,014)	29,619	(449,228)	64,208
Net income attributable to non-controlling interest in subsidiary	(45)	—	(156)	—
Net (loss) income attributable to Matador Resources Company shareholders	$(242,059)	$29,619	$(449,384)	$64,208
Earnings (loss) per common share
Basic	$(2.86)	$0.40	$(5.58)	$0.93
Diluted	$(2.86)	$0.40	$(5.58)	$0.92
Weighted average common shares outstanding
Basic	84,685	73,341	80,481	69,185
Diluted	84,685	74,028	80,481	69,879

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED
(In thousands)
For the Nine Months Ended September 30, 2015

									Total shareholders’ equity attributable to Matador Resources Company

										Non-controlling interest in subsidiary	Total shareholders’ equity
	Common Stock		Preferred Stock		Additional paid-in capital	Retained earnings (deficit)	Treasury Stock
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at January 1, 2015	73,374	$734	—	$—	$724,819	$140,855	31	$—	$866,408	$133	$866,541
Issuance of common stock	10,329	104	—	—	260,148	—	—	—	260,252	—	260,252
Issuance of preferred stock	—	—	150	1	32,489	—	—	—	32,490	—	32,490
Cost to issue equity	—	—	—	—	(1,151)	—	—	—	(1,151)	—	(1,151)
Conversion of preferred stock to common stock	1,500	15	(150)	(1)	(14)	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards	—	—	—	—	6,660	—	—	—	6,660	—	6,660
Stock options exercised	25	—	—	—	10	—	—	—	10	—	10
Liability-based stock option awards settled	15	—	—	—	467	—	—	—	467	—	467
Restricted stock issued	392	4	—	—	(4)	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	—	—	136	—	—	—	—
Vesting of restricted stock units	52	—	—	—	1	—	—	—	1	—	1
Capital contribution from non-controlling interest owners in less-than-wholly-owned subsidiary	—	—	—	—	—	—	—	—	—	600	600
Distribution to non-controlling interest owners of less-than-wholly-owned subsidiary	—	—	—	—	—	—	—	—	—	(38)	(38)
Current period net (loss) income	—	—	—	—	—	(449,384)	—	—	(449,384)	156	(449,228)
Balance at September 30, 2015	85,687	$857	—	$—	$1,023,425	$(308,529)	167	$—	$715,753	$851	$716,604

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net (loss) income	$(449,228)	$64,208
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Unrealized loss (gain) on derivatives	25,356	(7,950)
Depletion, depreciation and amortization	143,477	90,970
Accretion of asset retirement obligations	427	371
Full-cost ceiling impairment	581,874	—
Stock-based compensation expense	6,886	4,665
Deferred income tax (benefit) provision	(148,750)	34,017
Amortization of debt issuance cost (non-cash interest expense)	551	—
Net loss on asset sales and inventory impairment	97	—
Changes in operating assets and liabilities
Accounts receivable	1,997	(12,605)
Lease and well equipment inventory	(225)	(193)
Prepaid expenses	(329)	(74)
Other assets	665	(810)
Accounts payable, accrued liabilities and other current liabilities	16,863	(820)
Royalties payable	6,898	6,175
Advances from joint interest owners	306	—
Income taxes payable	(444)	2,565
Other long-term liabilities	(497)	(160)
Net cash provided by operating activities	185,924	180,359
Investing activities
Oil and natural gas properties capital expenditures	(334,951)	(407,023)
Expenditures for other property and equipment	(46,738)	(2,906)
Business combination, net of cash acquired	(24,028)	—
Restricted cash in less-than-wholly-owned subsidiaries	158	—
Net cash used in investing activities	(405,559)	(409,929)
Financing activities
Repayments of borrowings	(476,982)	(180,000)
Borrowings under Credit Agreement	125,000	230,000
Proceeds from issuance of senior unsecured notes	400,000	—
Cost to issue senior unsecured notes	(9,479)	—
Proceeds from issuance of common stock	188,720	181,875
Cost to issue equity	(1,151)	(590)
Proceeds from stock options exercised	10	6
Capital contribution from non-controlling interest owners in less-than-wholly-owned subsidiary	600	—
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(38)	—
Taxes paid related to net share settlement of stock-based compensation	(1,565)	(285)
Net cash provided by financing activities	225,115	231,006
Increase in cash	5,480	1,436
Cash at beginning of period	8,407	6,287
Cash at end of period	$13,887	$7,723

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
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements, Basis of Presentation, Consolidation and Significant Estimates
The unaudited condensed consolidated financial statements of Matador and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) but do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC (the “Annual Report”). The Company consolidates certain subsidiaries that are less-than-wholly-owned and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification (“ASC”) 810. The Company proportionately consolidates certain joint ventures that are less-than-wholly-owned and are involved in oil and natural gas exploration. All intercompany accounts and transactions have been eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments which are necessary for a fair presentation of the Company’s consolidated financial statements as of September 30, 2015. Amounts as of December 31, 2014 are derived from the audited consolidated financial statements in the Annual Report.
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
Change in Accounting Principle
The Company adopted Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 935-30): Simplifying the Presentation of Debt Issuance Costs, effective June 30, 2015. This standard requires companies that have historically presented debt issuance costs as an asset to present those costs as a direct deduction from the carrying amount of the underlying debt liability. To the extent that there are no borrowings under the Credit Agreement (as defined below), the related deferred loan costs will continue to be classified as an asset. The guidance required retrospective application in the financial statements. As such, the Company reclassified $1.8 million at December 31, 2014 related to deferred loan costs for the Credit Agreement which had previously been presented in Prepaid Expenses and Other Assets. As the Company had no borrowings outstanding under the Credit Agreement at September 30, 2015, approximately $1.1 million of deferred loan costs related to the Credit Agreement are included in Prepaid Expenses and Other Assets. The Company’s senior unsecured notes are presented net of approximately $9.0 million of deferred loan costs at September 30, 2015. The Company had no senior unsecured notes outstanding at December 31, 2014.

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
Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method of accounting, all costs associated with the acquisition, exploration and development of oil and natural gas properties and reserves, including unproved and unevaluated property costs, are capitalized as incurred and accumulated in a single cost center representing the Company’s activities, which are undertaken exclusively in the United States. Such costs include lease acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, costs of drilling both productive and non-productive wells, capitalized interest on qualifying projects and certain general and administrative expenses directly related to acquisition, exploration and development activities, but do not include any costs related to production, selling or general corporate administrative activities. The Company capitalized approximately $1.4 million and $1.5 million of its general and administrative costs for the three months ended September 30, 2015 and 2014, respectively, and approximately $0.5 million and $0.8 million of its interest expense for the three months ended September 30, 2015 and 2014, respectively. The Company capitalized approximately $4.9 million and $4.3 million of its general and administrative costs for the nine months ended September 30, 2015 and 2014, respectively, and approximately $2.9 million and $2.2 million of its interest expense for the nine months ended September 30, 2015 and 2014, respectively.
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
The estimated present value of after-tax future net cash flows from proved oil and natural gas reserves is highly dependent upon the quantities of proved reserves, the estimation of which requires substantial judgment. The associated commodity prices and applicable discount rate used in these estimates are in accordance with guidelines established by the SEC. Under these guidelines, oil and natural gas reserves are estimated using then-current operating and economic conditions, with no provision for price and cost escalations in future periods except by contractual arrangements. Future net revenues are calculated using prices that represent the arithmetic averages of first-day-of-the-month oil and natural gas prices for the previous 12-month period, and the guidelines further dictate that a 10% discount factor be used to determine the present value of future net revenues. For the period from October 2014 through September 2015, these average oil and natural gas prices were $55.73 per barrel (“Bbl”) and $3.06 per million British thermal units (“MMBtu”), respectively. For the period from October 2013 through September 2014, these average oil and natural gas prices were $95.56 per Bbl and $4.24 per MMBtu, respectively. In estimating the present value of after-tax future net cash flows from proved oil and natural gas reserves, the average oil prices were adjusted by property for quality, transportation and marketing fees and regional price differentials, and the average natural gas prices were adjusted by property for energy content, transportation and marketing fees and regional price differentials. At September 30, 2015 and 2014, the Company’s oil and natural gas reserves estimates were prepared by the Company’s engineering staff in accordance with guidelines established by the SEC and then audited for their reasonableness and conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers.
Using the average commodity prices, as adjusted, to determine the Company’s estimated proved oil and natural gas reserves at September 30, 2015, the Company’s net capitalized costs less related deferred income taxes exceeded the full-cost

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

ceiling by $252.4 million. As a result, the Company recorded an impairment charge of $285.7 million to its net capitalized costs and a deferred income tax credit of $33.3 million related to the full-cost ceiling limitation at September 30, 2015. At June 30, 2015, the Company’s net capitalized costs less related deferred income taxes exceeded the full-cost ceiling by $146.3 million and thus the Company recorded an impairment charge of $229.0 million to its net capitalized costs and a deferred income tax credit of $82.7 million related to the full-cost ceiling limitation at June 30, 2015. At March 31, 2015, the Company’s net capitalized costs less related deferred income taxes exceeded the full-cost ceiling by $42.8 million and thus the Company recorded an impairment charge of $67.1 million to its net capitalized costs and a deferred income tax credit of $24.3 million related to the full-cost ceiling limitation at March 31, 2015. These three quarterly impairment charges are reflected in the Company’s unaudited condensed consolidated statement of operations for the nine months ended September 30, 2015. At September 30, 2014, the Company’s net capitalized costs less related deferred income taxes did not exceed the full-cost ceiling and thus the Company recorded no impairment to its net capitalized costs for the three and nine months ended September 30, 2014.
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
Assets Held for Sale
On the date at which assets of the Company meet all the criteria required to be classified as held for sale, the Company discontinues the recording of depletion and depreciation of the assets or asset group to be sold and reclassifies the assets and related liabilities to be sold as held for sale on the accompanying consolidated balance sheets. The assets and liabilities are measured at the lower of their carrying amount or estimated fair value less cost to sell.
On October 1, 2015, the Company completed the sale of its wholly-owned subsidiary that owned certain natural gas gathering and processing assets in the Delaware Basin in Loving County, Texas (the “Loving County System”) to a subsidiary of EnLink Midstream Partners, LP (“EnLink”). The Loving County System included a cryogenic natural gas processing plant with approximately 35 million cubic feet per day of inlet capacity (the “Processing Plant”) and approximately six miles of high-pressure gathering pipeline which connects the Company’s gathering system to the Processing Plant (see Note 15). At September 30, 2015, the Loving County System met all the criteria required to be classified as assets held for sale. The carrying values of the Loving County System assets were reclassified from property and equipment to assets held for sale in the accompanying consolidated balance sheet in the amount of $32.4 million. The Company retained all assets and all liabilities related to the Loving County System up to the closing date.

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
The following table sets forth the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average common shares outstanding
Basic	84,685	73,341	80,481	69,185
Dilutive effect of options, restricted stock units and preferred shares	—	687	—	694
Diluted weighted average common shares outstanding	84,685	74,028	80,481	69,879
A total of 2.4 million options to purchase shares of the Company’s common stock and 0.1 million restricted stock units were excluded from the calculations above for both the three and nine months ended September 30, 2015, respectively, and zero and 1.5 million preferred shares were excluded from the calculations above for the three and nine months ended September 30, 2015, respectively, because their effects were anti-dilutive. Additionally, 0.8 million restricted shares, which are participating securities, were excluded from the calculations above for both the three and nine months ended September 30, 2015, respectively, as the security holders do not have the obligation to share in the losses of the Company.
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

2015). Matador paid an additional $3.0 million for customary purchase price adjustments, including adjusting for production, revenues and operating and capital expenditures from September 1, 2014 to closing. As a result of the HEYCO Merger, Matador incurred deferred tax liabilities of approximately $76.0 million and assumed other liabilities of approximately $4.6 million. The HEYCO Merger was accounted for using the acquisition method under ASC Topic 805, “Business Combinations,” which requires the assets acquired and liabilities assumed to be recorded at fair value as of the respective acquisition date. During the nine months ended September 30, 2015, the Company incurred approximately $2.5 million of transaction costs associated with the HEYCO Merger. The majority of the assets acquired in the HEYCO Merger were in the form of non-producing acreage. The producing wells acquired in the HEYCO Merger did not have a material impact on the Company’s revenues or results of operations for the three and nine months ended September 30, 2015.
The preliminary allocation of the consideration given related to this business combination was as follows (in thousands).

Consideration given	Allocation
Cash	$24,648
Preferred shares issued	32,490
Common shares issued	71,478
Total consideration given	$128,616
Allocation of purchase price
Cash acquired	$620
Accounts receivable	3,536
Inventory	180
Other current assets	106
Oil and natural gas properties
Evaluated oil and natural gas properties	16,524
Unproved oil and unevaluated natural gas properties	201,521
Other property and equipment	178
Accounts payable	(2,551)
Accrued liabilities	(1,504)
Current note payable	(11,982)
Asset retirement obligations	(2,046)
Deferred tax liabilities incurred	(75,966)
Net assets acquired	$128,616
NOTE 4 - EQUITY
As discussed in Note 3, the Company issued 3,300,000 shares of common stock and 150,000 shares of a new series of Series A Preferred Stock to HEYCO Energy Group, Inc. in connection with the HEYCO Merger. Pursuant to the statement of resolutions, each share of Series A Preferred Stock would automatically convert into ten shares of Matador common stock, subject to customary anti-dilution adjustments, upon the vote and approval by Matador’s shareholders of an amendment to Matador’s Amended and Restated Certificate of Formation to increase the number of shares of authorized Matador common stock. Neither the issuance of the Series A Preferred Stock nor the common stock issued in connection with the HEYCO Merger were registered under the Securities Act of 1933, as amended (the “Securities Act”), and neither the Series A Preferred Stock nor such common stock may be offered or sold in the United States absent such registration or an applicable exemption from registration requirements. As part of the HEYCO Merger, the Company entered into a registration rights agreement with HEYCO Energy Group, Inc. providing certain demand and piggyback registration rights, with demand registration rights exercisable beginning on February 27, 2016.
On April 2, 2015, the shareholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Formation that authorized an increase in the number of authorized shares of common stock from 80,000,000 shares to 120,000,000 shares. Following such approval, the 150,000 outstanding shares of Series A Preferred Stock converted to 1,500,000 shares of common stock on April 6, 2015. Pursuant to the terms of the HEYCO Merger, 1,250,000 of the 1,500,000

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 4 - EQUITY - Continued

shares are being held in escrow to satisfy the post-closing adjustments to the merger consideration for title or environmental defects on the properties acquired in the merger.
On April 21, 2015, the Company completed a public offering of 7,000,000 shares of its common stock. After deducting offering costs totaling approximately $1.1 million, the Company received net proceeds of approximately $187.6 million. The Company used a portion of the net proceeds to repay $85.0 million in outstanding borrowings under its revolving credit facility (see Note 6), which amounts may be reborrowed in accordance with the terms of that facility. The remaining $102.6 million of net proceeds has been and is being used to fund a portion of the Company’s working capital expenditures, including the addition of a third drilling rig in the Permian Basin in late July 2015 and targeted acquisitions of additional acreage in the Permian Basin, as well as in the Eagle Ford shale and the Haynesville shale, and for other general working capital needs.
Shares of treasury stock outstanding at September 30, 2015 and December 31, 2014 primarily represent forfeitures of non-vested restricted stock awards. On October 30, 2015, Matador’s Board of Directors canceled all of the shares of treasury stock outstanding as of September 30, 2015. These shares were restored to the status of authorized but unissued shares of common stock of the Company.
NOTE 5 - ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2015 (in thousands).

Beginning asset retirement obligations	$11,951
Liabilities incurred during period	2,670
Liabilities settled during period	(436)
Revisions in estimated cash flows	(788)
Accretion expense	427
Ending asset retirement obligations	13,824
Less: current asset retirement obligations(1)	(411)
Long-term asset retirement obligations	$13,413
 _______________

(1)	Included in accrued liabilities in the Company’s unaudited condensed consolidated balance sheet at September 30, 2015.
NOTE 6 - DEBT
Credit Agreement
On September 28, 2012, the Company entered into a third amended and restated credit agreement with the lenders party thereto (the “Credit Agreement”), which increased the maximum facility amount from $400.0 million to $500.0 million. At September 30, 2015, the Credit Agreement was scheduled to mature December 29, 2016. MRC Energy Company is the borrower under the Credit Agreement and is a subsidiary of Matador that, at September 30, 2015, directly or indirectly owned all of the ownership interests in the Company’s other operating subsidiaries other than its less-than-wholly-owned subsidiaries. Borrowings are secured by mortgages on at least 80% of the Company’s proved oil and natural gas properties and by the equity interests of MRC Energy Company’s wholly-owned subsidiaries, which are also guarantors. In addition, all obligations under the Credit Agreement are guaranteed by Matador, the parent corporation. Various commodity hedging agreements with certain of the lenders under the Credit Agreement (or affiliates thereof) are also secured by the collateral of and guaranteed by certain eligible subsidiaries of MRC Energy Company.
The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of the Company’s proved oil and natural gas reserves at December 31 and June 30 of each year, respectively. Both the Company and the lenders may request an unscheduled redetermination of the borrowing base once each between scheduled redetermination dates. During the second quarter of 2015, the lenders completed their review of the Company’s estimated total proved oil and natural gas reserves at December 31, 2014, and as a result, on April 6, 2015, the Company received notice that the borrowing base under the Credit Agreement would be reaffirmed at $450.0 million, and the

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 6 - DEBT - Continued

conforming borrowing base would be reaffirmed at $375.0 million. Pursuant to an amendment to the Credit Agreement entered into concurrently with the issuance of $400.0 million of senior unsecured notes on April 14, 2015 discussed herein, the borrowing base was reduced to the conforming borrowing base of $375.0 million. During the fourth quarter of 2015, the lenders completed their review of the Company’s estimated total proved oil and natural gas reserves at June 30, 2015, and as a result, on October 16, 2015, the Company amended the Credit Agreement to reaffirm the borrowing base at $375.0 million and extend the maturity date to October 16, 2020. This October 2015 redetermination constituted the regularly scheduled November 1 redetermination.
In the event of a borrowing base increase, the Company is required to pay a fee to the lenders equal to a percentage of the amount of the increase, which is determined based on market conditions at the time of the borrowing base increase. Total deferred loan costs associated with the Credit Agreement were $1.1 million at September 30, 2015, and these costs are being amortized over the term of the agreement, which approximates the amortization of these costs using the effective interest method. If, upon a redetermination or the automatic reduction of the borrowing base to the conforming borrowing base, the borrowing base were to be less than the outstanding borrowings under the Credit Agreement at any time, the Company would be required to provide additional collateral satisfactory in nature and value to the lenders to increase the borrowing base to an amount sufficient to cover such excess or to repay the deficit in equal installments over a period of six months.
At September 30, 2015, the Company had no borrowings outstanding under the Credit Agreement and approximately $0.6 million in outstanding letters of credit issued pursuant to the Credit Agreement. During the nine months ended September 30, 2015, using a portion of the net proceeds from the senior unsecured notes offering and public offering of common stock discussed herein, the Company repaid a total of $465.0 million of its outstanding borrowings under the Credit Agreement. At November 4, 2015, the Company continued to have no borrowings outstanding under the Credit Agreement and approximately $0.6 million in outstanding letters of credit issued pursuant to the Credit Agreement.
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
At September 30, 2015, the Company believes that it was in compliance with the terms of the Credit Agreement.
Senior Unsecured Notes
On April 14, 2015, Matador issued $400.0 million of 6.875% senior notes due 2023 (the “Original Notes”) in a private placement. The Original Notes are Matador’s senior unsecured obligations, are redeemable as described below and were issued at par value. The net proceeds were used to pay down a portion of the outstanding borrowings under the Credit Agreement and the debt assumed in connection with the HEYCO Merger. The Original Notes mature on April 15, 2023, and interest is payable semi-annually in arrears on April 15 and October 15 of each year. At September 30, 2015, the Original Notes were guaranteed on a senior unsecured basis by all of Matador’s wholly-owned subsidiaries.
On October 21, 2015, and pursuant to a registered exchange offer, the Company exchanged all of the privately placed Original Notes for a like principal amount of 6.875% senior notes due 2023 that have been registered under the Securities Act (the “Registered Notes”). The terms of such Registered Notes are substantially the same as the terms of the Original Notes except that the transfer restrictions, registration rights and provisions for additional interest relating to the Original Notes do not apply to the Registered Notes.
On or after April 15, 2018, Matador may redeem all or a portion of the Registered Notes (the Registered Notes being referred to as the “Notes”) at any time or from time to time at the following redemption prices (expressed as percentages of the principal amount) plus accrued and unpaid interest, if any, to the applicable redemption date, if redeemed during the twelve month period beginning on April 15 of the years indicated.

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
NOTE 7 - INCOME TAXES
The Company had an effective tax rate of 12.1% and 24.9% for the three and nine months ended September 30, 2015, respectively. The Company had an effective tax rate of 35.8% and 36.4% for the three and nine months ended September 30, 2014, respectively. At September 30, 2015, the Company’s deferred tax assets exceeded its deferred tax liabilities; as a result, the Company recorded a valuation allowance of $66.6 million against most of the deferred tax assets. The valuation allowances will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 7 - INCOME TAXES - Continued

The total income tax benefit for the three and nine months ended September 30, 2015 differed from amounts computed by applying the U.S. federal statutory tax rate to loss before income taxes primarily due to the recording of the valuation allowance against the net deferred tax assets which resulted from the full-cost ceiling impairment recorded in the third quarter of 2015. The total income tax provision for the three and nine months ended September 30, 2014 differed from amounts computed by applying the U.S. federal statutory tax rate to income before income taxes primarily due to state tax expenses and nondeductible expenses.
The total income tax benefit of $33.3 million and $149.0 million for the three and nine months ended September 30, 2015 included $33.3 million and $140.3 million, respectively, of deferred income tax benefit resulting from full-cost ceiling impairments recorded in each period.
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
NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS
From time to time, the Company uses derivative financial instruments to mitigate its exposure to commodity price risk associated with oil, natural gas and natural gas liquids (“NGL”) prices. These instruments consist of put and call options in the form of costless collar and swap contracts. The Company records derivative financial instruments in its consolidated balance sheet as either assets or liabilities measured at fair value. The Company has elected not to apply hedge accounting for its existing derivative financial instruments. As a result, the Company recognizes the change in derivative fair value between reporting periods currently in its consolidated statement of operations as an unrealized gain or unrealized loss. The fair value of the Company’s derivative financial instruments is determined using industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value of money and (iii) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. RBC, Comerica Bank, The Bank of Nova Scotia and BMO Harris Financing (Bank of Montreal) (or affiliates thereof) were the counterparties for the Company’s commodity derivatives at September 30, 2015. The Company has considered the credit standings of the counterparties in determining the fair value of its derivative financial instruments.
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
At September 30, 2015, the Company had various costless collar contracts open and in place to mitigate its exposure to oil and natural gas price volatility, each with a specific term (calculation period), notional quantity (volume hedged) and price floor and ceiling. Each contract is set to expire at varying times during 2015 and 2016.
At September 30, 2015, the Company had various swap contracts open and in place to mitigate its exposure to NGL price volatility, each with a specific term (calculation period), notional quantity (volume hedged) and fixed price. Each contract is set to expire at varying times during 2015.
The following is a summary of the Company’s open costless collar contracts for oil and natural gas and open swap contracts for NGL at September 30, 2015.

Commodity	Calculation Period	Notional Quantity (Bbl/month)	Price Floor ($/Bbl)	Price Ceiling ($/Bbl)	Fair Value of Asset (Liability) (thousands)
Oil	10/01/2015 - 12/31/2015	40,000	45.00	68.75	$246
Oil	10/01/2015 - 12/31/2015	50,000	50.00	67.85	782
Oil	10/01/2015 - 12/31/2015	20,000	80.00	100.00	2,053
Oil	10/01/2015 - 12/31/2015	20,000	80.00	101.00	2,052
Oil	10/01/2015 - 12/31/2015	20,000	83.00	96.12	2,232
Oil	10/01/2015 - 12/31/2015	20,000	83.00	97.00	2,233
Oil	10/01/2015 - 12/31/2015	20,000	85.00	99.00	2,352
Oil	10/01/2015 - 12/31/2015	20,000	85.00	100.00	2,353
Oil	10/01/2015 - 12/31/2015	20,000	85.00	105.10	2,352
Oil	10/01/2015 - 12/31/2016	40,000	55.00	68.35	5,097
Oil	01/01/2016 - 12/31/2016	40,000	43.00	77.05	1,267
Oil	01/01/2016 - 12/31/2016	50,000	45.00	77.75	2,038
Total open oil costless collar contracts					25,057

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS - Continued

Commodity	Calculation Period	Notional Quantity (MMBtu/month)	Price Floor ($/MMBtu)	Price Ceiling ($/MMBtu)	Fair Value of Asset (Liability) (thousands)
Natural Gas	10/01/2015 - 10/31/2015	150,000	2.75	3.19	28
Natural Gas	10/01/2015 - 12/31/2015	100,000	2.75	3.05	58
Natural Gas	10/01/2015 - 12/31/2015	100,000	2.75	3.15	60
Natural Gas	10/01/2015 - 12/31/2015	100,000	2.75	3.11	59
Natural Gas	10/01/2015 - 12/31/2015	300,000	2.88	3.18	279
Natural Gas	10/01/2015 - 12/31/2015	100,000	3.75	4.36	347
Natural Gas	10/01/2015 - 12/31/2015	100,000	3.75	4.45	347
Natural Gas	10/01/2015 - 12/31/2015	100,000	3.75	4.60	347
Natural Gas	10/01/2015 - 12/31/2015	100,000	3.75	4.65	347
Natural Gas	10/01/2015 - 12/31/2015	200,000	3.75	5.04	694
Natural Gas	10/01/2015 - 12/31/2015	100,000	3.75	5.34	346
Natural Gas	01/01/2016 - 12/31/2016	200,000	2.75	3.50	409
Natural Gas	01/01/2016 - 12/31/2016	200,000	2.75	3.86	501
Natural Gas	01/01/2016 - 12/31/2016	300,000	2.75	3.95	784
Total open natural gas costless collar contracts					4,606

Commodity	Calculation Period	Notional Quantity (Gal/month)	Fixed Price ($/Gal)	Fair Value of Asset (Liability) (thousands)
Propane	10/01/2015 - 12/31/2015	150,000	1.000	239
Propane	10/01/2015 - 12/31/2015	100,000	1.030	168
Propane	10/01/2015 - 12/31/2015	68,000	1.073	123
Total open NGL swap contracts				530
Total open derivative financial instruments				$30,193

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
 The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the unaudited condensed consolidated balance sheet as of September 30, 2015 and December 31, 2014 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the condensed consolidated balance sheets	Net amounts presented in the condensed consolidated balance sheets
September 30, 2015
Current assets	$29,131	$(966)	$28,165
Other assets	2,685	(657)	2,028
Current liabilities	(979)	979	—
Other liabilities	(644)	644	—
Total	$30,193	$—	$30,193
December 31, 2014
Current assets	$56,255	$(706)	$55,549
Current liabilities	(706)	706	—
Total	$55,549	$—	$55,549

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

		Three Months Ended September 30,		Nine Months Ended September 30,
Type of Instrument	Location in Condensed Consolidated Statement of Operations	2015	2014	2015	2014
Derivative Instrument
Oil	Revenues: Realized gain (loss) on derivatives	$17,056	$(816)	$42,013	$(4,523)
Natural Gas	Revenues: Realized gain (loss) on derivatives	2,215	19	8,531	(757)
NGL	Revenues: Realized gain (loss) on derivatives	591	96	1,602	(178)
Realized gain (loss) on derivatives		19,862	(701)	52,146	(5,458)
Oil	Revenues: Unrealized gain (loss) on derivatives	6,421	14,106	(19,923)	6,359
Natural Gas	Revenues: Unrealized gain (loss) on derivatives	808	1,933	(4,035)	1,362
NGL	Revenues: Unrealized (loss) gain on derivatives	(496)	254	(1,398)	229
Unrealized gain (loss) on derivatives		6,733	16,293	(25,356)	7,950
Total		$26,595	$15,592	$26,790	$2,492
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 10 - FAIR VALUE MEASUREMENTS - Continued

The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of September 30, 2015 and December 31, 2014 (in thousands).

	Fair Value Measurements at September 30, 2015 using
Description	Level 1	Level 2	Level 3	Total
Assets
Oil, natural gas and NGL derivatives	$—	30,193	$—	30,193
Total	$—	30,193	$—	30,193

	Fair Value Measurements at December 31, 2014 using
Description	Level 1	Level 2	Level 3	Total
Assets
Oil, natural gas and NGL derivatives	$—	$55,549	$—	$55,549
Total	$—	$55,549	$—	$55,549
Additional disclosures related to derivative financial instruments are provided in Note 9.
Other Fair Value Measurements
At September 30, 2015 and December 31, 2014, the carrying values reported on the unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses, accounts payable, accrued liabilities, royalties payable, advances from joint interest owners, amounts due to joint ventures, income taxes payable and other current liabilities approximate their fair values due to their short-term maturities.
At September 30, 2015 and December 31, 2014, the carrying value of borrowings under the Credit Agreement approximates fair value as it is subject to short-term floating interest rates, which represent Level 2 inputs in the fair value hierarchy and reflect market rates available to the Company at the time.
At September 30, 2015, the fair value of the Company’s Notes was $385.0 million based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy. The Company had no Notes outstanding at December 31, 2014.

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
The following is a schedule of future minimum lease payments required under all office lease agreements as of September 30, 2015 for the remaining three months of 2015, the twelve months ending December 31, 2016, 2017, 2018 and 2019, and all periods thereafter (in thousands).

Amount
2015	$224
2016	2,017
2017	2,432
2018	2,488
2019	2,528
Thereafter	17,597
Total	$27,286
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
Under this agreement, if the Company does not meet 80% of the maximum thermal quantity transportation and processing commitments in a contract year, it will be required to pay a deficiency fee per MMBtu of natural gas deficiency. Any quantity in excess of the maximum MMBtu delivered in a contract year can be carried over to the next contract year for purposes of calculating the natural gas deficiency. During certain prior periods, the Company had an immaterial natural gas deficiency, and the counterparty to this agreement waived the deficiency fee. The Company’s remaining aggregate undiscounted minimum commitments under this agreement are $3.8 million at September 30, 2015. The Company paid $1.6 million and $1.5 million in processing and transportation fees under this agreement during the three months ended September 30, 2015 and 2014, respectively, and $4.3 million in processing and transportation fees under this agreement during both the nine months ended September 30, 2015 and 2014.
Other Commitments
The Company does not own or operate its own drilling rigs, but instead enters into contracts with third parties for such rigs. These contracts establish daily rates for the drilling rigs and the term of the Company’s commitment for the drilling services to be provided, which have typically been for one year or less, although the Company has recently begun to enter into longer-term contracts in order to secure new drilling rigs equipped with the latest technology in plays that were until recently experiencing heavy demand for drilling rigs. The Company would incur a termination obligation if the Company elected to terminate a contract and the drilling contractor were unable to secure work for the contracted drilling rigs or if the drilling contractor were unable to secure replacement work for the contracted drilling rigs at the same daily rates being charged to the Company prior to the end of their respective contract terms. The Company’s undiscounted minimum outstanding aggregate termination obligations under its drilling rig contracts were approximately $43.8 million at September 30, 2015.
The Company entered into an agreement in 2014 with a third party for the engineering, procurement, construction and installation of the Processing Plant. The Processing Plant was designed to process a portion of the Company’s natural gas

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 11 - COMMITMENTS AND CONTINGENCIES - Continued

produced from certain of its wells in the Permian Basin, as well as third-party natural gas. At September 30, 2015, total remaining commitments under this contract were $2.1 million, and the Company made payments totaling $2.2 million and $14.2 million during the three and nine months ended September 30, 2015, respectively. The Company made no payments under this contract during the three and nine months ended September 30, 2014. The Processing Plant was completed on August 31, 2015 and was sold on October 1, 2015 (see Note 15).
At September 30, 2015, the Company had agreed to participate in the drilling and completion of various non-operated wells. If all of these wells are drilled and completed, the Company will have undiscounted minimum outstanding aggregate commitments for its participation in these wells of approximately $21.8 million at September 30, 2015, which the Company expects to incur within the next few months.
Legal Proceedings
The Company is a defendant in several lawsuits encountered in the ordinary course of its business. While the ultimate outcome and impact to the Company cannot be predicted with certainty, in the opinion of management, it is remote that these lawsuits will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
NOTE 12 - SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at September 30, 2015 and December 31, 2014 (in thousands).

	September 30, 2015	December 31, 2014
Accrued evaluated and unproved and unevaluated property costs	$54,654	$86,259
Accrued support equipment and facilities costs	6,815	4,290
Accrued lease operating expenses	12,970	9,034
Accrued interest on borrowings under the Credit Agreement and the Notes	12,757	206
Accrued asset retirement obligations	411	311
Accrued partners’ share of joint interest charges	4,081	3,767
Accrued stock-based compensation	1,082	—
Other	9,557	5,635
Total accrued liabilities	$102,327	$109,502
Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the nine months ended September 30, 2015 and 2014 (in thousands).

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest expense, net of amounts capitalized	$2,617	$3,667
Asset retirement obligations related to mineral properties	$1,487	$3,305
Asset retirement obligations related to support equipment and facilities	$89	$132
(Decrease) increase in liabilities for oil and natural gas properties capital expenditures	$(30,282)	$43,692
Increase in liabilities for support equipment and facilities	$2,525	$2,488
Stock-based compensation expense recognized as liability	$191	$789
Transfer of inventory from oil and natural gas properties	$586	$300

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 13 - SUBSIDIARY GUARANTORS

Matador filed a registration statement on Form S-3 with the SEC in 2013, which became effective on May 9, 2013, and a registration statement on Form S-3 with the SEC in 2014, which became effective upon filing on May 22, 2014, registering, in each case, among other securities, senior and subordinated debt securities and guarantees of debt securities by certain subsidiaries of Matador (the “Shelf Guarantor Subsidiaries”). On April 14, 2015, the Company issued the Original Notes (see Note 6), which are jointly and severally guaranteed by certain subsidiaries of Matador (the “Notes Guarantor Subsidiaries” and, together with the Shelf Guarantor Subsidiaries, the “Guarantor Subsidiaries”) on a full and unconditional basis (except for customary release provisions). On June 1, 2015, Matador filed a registration statement on Form S-4 with the SEC in connection with the exchange of the Original Notes for the Registered Notes, including guarantees by each of the Notes Guarantor Subsidiaries. The Form S-4 was declared effective by the SEC on September 16, 2015. The Company completed the exchange of all the Original Notes for Registered Notes on October 21, 2015. At September 30, 2015, the Guarantor Subsidiaries are 100% owned by Matador, and any subsidiaries of Matador other than the Guarantor Subsidiaries are minor. Matador is a parent holding company and has no independent assets or operations, and there are no significant restrictions on the ability of Matador to obtain funds from the Guarantor Subsidiaries by dividend or loan.
NOTE 14 - RELATED PARTY TRANSACTIONS
In June 2015, the Company entered into two joint ventures to develop certain leasehold interests held by certain affiliates (the “HEYCO Affiliates”) of HEYCO Energy Group, Inc., the former parent company of HEYCO. The HEYCO Affiliates are owned by George M. Yates, who is a member of the Company’s Board of Directors, and certain of his affiliates. Pursuant to the terms of the transaction, the HEYCO Affiliates contributed an aggregate of approximately 1,900 net acres, primarily in the same properties previously held by HEYCO, to the two newly-formed entities in exchange for a 50% interest in each entity. The Company has agreed to contribute an aggregate of $14.2 million in exchange for the other 50% interest in both entities. As of September 30, 2015, the Company had contributed an aggregate of approximately $0.7 million to the two entities. The Company’s contributions will be used to fund future capital expenditures associated with the interests being acquired as well as to fund acquisitions of other non-operated acreage opportunities.
Additionally, substantially all of the oil production from the wells acquired in the HEYCO Merger is subject to pre-existing sales contracts with an entity owned by affiliates of HEYCO Energy Group, Inc. The Company recorded revenue of $1.1 million for oil sold pursuant to such contracts for the nine months ended September 30, 2015. Such contracts were terminated in the third quarter of 2015.
NOTE 15 - SUBSEQUENT EVENTS
On October 1, 2015, the Company completed the sale of its wholly-owned subsidiary that owned the Loving County System to EnLink. The Loving County System includes the Processing Plant and approximately six miles of high-pressure gathering pipeline which connects the Company’s gathering system to the Processing Plant.
Pursuant to the terms of the transaction, EnLink paid the Company approximately $143 million, excluding customary purchase price adjustments. In conjunction with the sale of the Loving County System, the Company dedicated its leasehold interests in Loving County as of the closing date pursuant to a 15-year, fixed-fee gathering and processing agreement and provided a volume commitment in exchange for priority one service. The Company can, at its option, dedicate any future leasehold acquisitions in Loving County to EnLink. In addition, the Company retained its natural gas gathering system up to a central delivery point and its other midstream assets in the area, including oil and water gathering systems and salt water disposal wells.

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
Third Quarter and Year-to-Date Highlights
For the three months ended September 30, 2015, our total oil equivalent production was 2.41 million BOE and our average daily oil equivalent production was 26,137 BOE per day, of which 12,617 Bbl per day, or 48%, was oil and 81.1 MMcf per day, or 52%, was natural gas. Our natural gas production of 7.5 Bcf, or 81.1 MMcf per day, was the best quarterly natural gas production result in our Company’s history. For the nine months ended September 30, 2015, our total oil equivalent production was 6.94 million BOE, averaging 25,427 BOE per day, our total oil production was 3.43 million Bbl, averaging 12,562 Bbl per day, and our total natural gas production was 21.1 Bcf, averaging 77.2 MMcf per day. These results were the best results for any nine-month period in our Company’s history.
During the third quarter of 2015, our oil and natural gas revenues were $71.8 million, a decrease of 26% from oil and natural gas revenues of $96.6 million during the third quarter of 2014. This decrease was attributable to a sharp decline in the weighted average oil and natural gas prices to $43.21 per Bbl and $2.90 per Mcf, respectively, realized in the third quarter of 2015 from weighted average oil and natural gas prices of $92.39 per Bbl and $4.95 per Mcf, respectively, realized in the third quarter of 2014. The decrease in our oil and natural gas revenues was mitigated by the 38% increase in our oil production to 1.16 million Bbl in the third quarter of 2015, as compared to 839,000 Bbl produced in the third quarter of 2014, and by the 94% increase in our natural gas production to 7.5 Bcf in the third quarter of 2015, as compared to 3.8 Bcf in the third quarter of 2014. The increase in oil production was primarily a result of increased oil production from newly drilled and completed wells in the Delaware Basin, as well as from newly drilled and completed wells in the Eagle Ford shale in early 2015. The increase in natural gas production was primarily attributable to new, non-operated Haynesville shale wells completed and placed on production on our Elm Grove properties in Northwest Louisiana in the latter half of 2014 and throughout 2015, but also includes increased natural gas production associated with our operations in both the Delaware Basin and the Eagle Ford shale. For the three months ended September 30, 2015, our Adjusted EBITDA was $58.0 million, a decrease of 13% from Adjusted EBITDA of $66.8 million during the three months ended September 30, 2014.
For the nine months ended September 30, 2015, our oil and natural gas revenues were $222.1 million, a decrease of 19% from oil and natural gas revenues of $274.6 million for the first nine months of 2014. This decrease was attributable to a sharp decline in the weighted average oil and natural gas prices to $47.36 per Bbl and $2.83 per Mcf, respectively, realized in the nine months ended September 30, 2015 from weighted average oil and natural gas prices of $95.45 per Bbl and $5.53 per Mcf, respectively, realized in the nine months ended September 30, 2014. The decrease in our oil and natural gas revenues was mitigated by the 49% increase in our oil production to 3.43 million Bbl in the nine months ended September 30, 2015, as compared to 2.30 million Bbl produced in the nine months ended September 30, 2014, and by a 112% increase in our natural gas production to 21.1 Bcf for the nine months ended September 30, 2015, as compared to 9.9 Bcf for the nine months ended September 30, 2014. This increase in oil and natural gas production was attributable to the same operations noted above for the three months ended September 30, 2015. For the nine months ended September 30, 2015, our Adjusted EBITDA was $174.9 million, a decrease of 9% from Adjusted EBITDA of $192.6 million for the nine months ended September 30, 2014. Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “— Liquidity and Capital Resources — Non-GAAP Financial Measures.” For more information regarding our financial results for 2015, see “— Results of Operations” below.
On October 1, 2015, we completed the sale of the equity interests of our wholly-owned subsidiary that owned certain natural gas gathering and processing assets in the Delaware Basin in Loving County, Texas (the “Loving County System”) to a subsidiary of EnLink Midstream Partners, LP (“EnLink”). The Loving County System included a cryogenic natural gas processing plant with approximately 35 million cubic feet per day of inlet capacity (the “Processing Plant”) and approximately six miles of high-pressure gathering pipeline which connects our gathering system to the Processing Plant.
Pursuant to the terms of the transaction, EnLink paid the Company cash consideration of approximately $143 million, excluding customary purchase price adjustments. In conjunction with the sale of the Loving County System, we dedicated our leasehold interests in Loving County as of the closing date of the transaction pursuant to a 15-year, fixed-fee gathering and processing agreement and provided a volume commitment in exchange for priority one service. We can, at our option, dedicate any future leasehold acquisitions in Loving County to EnLink. In addition, we retained our natural gas gathering system up to a central delivery point and our other midstream assets in the area, including oil and water gathering systems and salt water disposal wells.
At the beginning of 2015, we were operating five drilling rigs, two rigs in the Eagle Ford and three rigs in the Permian (Delaware) Basin, but we reduced our operated drilling rigs to two by the end of the first quarter of 2015, with both operating in the Delaware Basin. In late July 2015, we took delivery of a third drilling rig which began drilling three stacked, horizontal wells from a single pad in our Jackson Trust prospect area in northeast Loving County, Texas testing the Brushy Canyon, Avalon and Second Bone Spring formations in this area. At November 4, 2015, these three wells had been drilled and just recently completed but were not yet flowing back after stimulation. We are currently operating three drilling rigs in the Delaware Basin, one in Loving County, Texas, one in Eddy County, New Mexico and one in Lea County, New Mexico. We are also participating in non-operated wells in the Delaware Basin as these opportunities arise. We completed our planned operated drilling and completion activities in the Eagle Ford shale for 2015 in the second quarter. We expect to continue to participate in several non-operated Haynesville shale wells drilled by a subsidiary of Chesapeake Energy Corporation (“Chesapeake”) and other operating partners during the remainder of 2015.
As a result of beginning to drill wells faster, increasing working interests on certain operated wells, participating in additional non-operated wells proposed on our acreage, increasing our focus on drilling more, deeper Wolfcamp wells in the Delaware Basin (as opposed to shallower Bone Spring wells) than originally planned for 2015, adding a third drilling rig in the Delaware Basin in late July 2015, allocating additional capital to the acquisition of oil and natural gas leases and expanding our midstream investment plans, on August 4, 2015 we raised our estimated 2015 capital expenditure budget from $350 million to $425 million (excluding capital expenditures associated with the HEYCO Merger (defined below)). At September 30, 2015, we had incurred $356 million, or approximately 84%, of our increased 2015 capital expenditure budget of $425.0 million (excluding capital expenditures associated with the HEYCO Merger (defined below)).
During the third quarter of 2015, we completed and began producing oil and natural gas from 11 gross (4.7 net) wells in the Delaware Basin, including four gross (4.0 net) operated wells and seven gross (0.7 net) non-operated wells, throughout our various prospect areas. As of the end of the third quarter of 2015, we had drilled an additional five wells that were in the process of completion, including two Wolfcamp “A”/“Y” wells on our Billy Burt leasehold in our Wolf prospect area in Loving County, Texas and the three-well batch at Jackson Trust mentioned above. As a result of our ongoing drilling and completion operations in these prospect areas, our Delaware Basin production has continued to increase over the past twelve months. Our total Delaware Basin production for the third quarter of 2015 was 7,551 BOE per day, consisting of 5,489 Bbl of oil per day and 12.4 MMcf of natural gas per day, an almost four-fold increase from production of 2,084 BOE per day, consisting of 1,486 Bbl of oil per day and 3.6 MMcf of natural gas per day, in the third quarter of 2014. The Delaware Basin contributed approximately 44% of our daily oil production and approximately 15% of our daily natural gas production in the third quarter of 2015, as compared to only about 16% of our daily oil production and approximately 9% of our daily natural gas production in the third quarter of 2014.
We continue to make significant progress in reducing drilling costs and times for both Wolfcamp and Bone Spring horizontal wells. Our focus on improving drilling times and operational efficiencies has cut drilling times by as much as 50% or more on recent Wolfcamp wells in the Wolf and Rustler Breaks prospect areas as compared to earlier wells drilled in these prospect areas. In the Wolf prospect area in Loving County, Texas, for example, Wolfcamp drilling times (spud to total depth) have been reduced from an average of 43 days in 2014 to as low as 22 days on recent wells. In the Rustler Breaks prospect area in Eddy County, New Mexico, where the Wolfcamp formation is shallower, Wolfcamp drilling times have been reduced from an average of 32 days in 2014 and early 2015 to as low as 15 days on recent wells. In addition, at November 4, 2015 our most recent Second Bone Spring horizontal well in our Rustler Breaks prospect area was drilled from spud to total depth in only 12 days, making it the fastest Second Bone Spring horizontal well we have drilled to date. These increased drilling efficiencies are the result of a number of factors such as Company-supported modifications to our contracted drilling rigs, including 7,500-psi circulating systems, simultaneous operating capabilities, integrated equipment upgrades and other efficiency-related modifications, as well as more experienced personnel on each rig, improved bit designs and starting to drill wells in “batch” mode in some areas.
These increased drilling and completion efficiencies, coupled with service cost reductions of varying amounts, have begun to reduce overall well costs. Recent Wolfcamp wells in the Wolf prospect area have been drilled and completed for approximately $7 to $8 million, as compared to $10 to $12 million in 2014 and early 2015. In the Rustler Breaks prospect area, Wolfcamp drilling and completion costs have been reduced to between $5.8 and $6.5 million per well, and a recent Bone Spring well in this area was drilled and completed for approximately $4 million. These well costs are substantially reduced from those of initial wells drilled in these areas and from well costs originally budgeted in early 2015 for many of these wells. We plan to continue to focus on these operational efficiencies as we move closer to full development of our Delaware Basin assets.
We also participated in two gross (0.4 net) non-operated Haynesville shale wells that were completed and placed on production during the third quarter of 2015. Both wells came on production at 12 to 14 MMcf of natural gas per day (about 5.7 MMcf of natural gas per day net to our interest). Drilling and completion costs for these wells continued to be in the range of $7 to $7.5 million. Our combined Haynesville and Cotton Valley natural gas production for the third quarter of 2015, primarily in Northwest Louisiana, was 51.3 MMcf per day, a year-over-year increase of 137% from 21.6 MMcf per day in the third quarter of 2014. This increased production was attributable to the ongoing drilling and completion operations in the Haynesville shale by Chesapeake on our Elm Grove properties in Northwest Louisiana during 2014 and 2015. We completed our planned operated Eagle Ford drilling and completion operations for 2015 in the second quarter of 2015 and did not complete or begin producing oil and natural gas from any new Eagle Ford wells during the third quarter of 2015.
At December 31, 2014, we held 92,700 gross (66,100 net) acres in the Permian Basin, primarily in Lea and Eddy Counties, New Mexico and Loving County, Texas. Between January 1, 2015 and November 4, 2015, we added approximately 66,000 gross (24,600 net) acres in the Permian Basin, including the approximately 58,600 gross (18,200 net) acres in Lea and Eddy Counties, New Mexico acquired in our February 2015 business combination with Harvey E. Yates Company, a subsidiary of HEYCO Energy Group, Inc. (the “HEYCO Merger”) and approximately 1,900 net acres contributed into joint ventures into which we entered with certain affiliates of HEYCO Energy Group, Inc. As a result, at November 4, 2015 our total acreage position in the Permian Basin in Southeast New Mexico and West Texas was 158,700 gross (90,700 net) acres. In the third quarter of 2015, we also acquired approximately 385 gross (385 net) acres prospective for the Eagle Ford shale in Karnes County, Texas adjacent to our Sickenius prospect. We plan to continue our leasing and acquisition efforts in the Permian Basin, Eagle Ford shale and Haynesville shale as opportunities are identified.
At September 30, 2015, our estimated total proved oil and natural gas reserves were 87.1 million BOE, including 42.5 million Bbl of oil and 267.5 Bcf of natural gas, with a PV-10 of $692.7 million and a Standardized Measure of $673.8 million. At December 31, 2014, our estimated proved oil and natural gas reserves were 68.7 million BOE, including 24.2 million Bbl of oil and 267.1 Bcf of natural gas, and at September 30, 2014, our estimated proved oil and natural gas reserves were 61.0 million BOE, including 21.5 million Bbl of oil and 236.7 Bcf of natural gas. Our proved oil reserves of 42.5 million Bbl at September 30, 2015 almost doubled, as compared to 21.5 million Bbl at September 30, 2014, and increased 76%, as compared to 24.2 million Bbl at December 31, 2014. These reserves estimates were based on evaluations prepared by our engineering staff and have been audited for their reasonableness and conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers.

We realized a weighted average oil price of $43.21 per Bbl for the three months ended September 30, 2015, as compared to $92.39 per Bbl for the three months ended September 30, 2014. Most of our Eagle Ford oil production in South Texas is sold based on a Louisiana Light Sweet oil price index less transportation costs. Oil production from our properties in the Delaware Basin in Southeast New Mexico and West Texas is sold on a West Texas Intermediate at Midland oil price index less transportation costs. We realized a weighted average natural gas price of $2.90 per Mcf for the three months ended September 30, 2015, as compared to $4.95 per Mcf for the three months ended September 30, 2014. This price reflects an uplift as a result of natural gas liquids we produce with our Eagle Ford and Delaware Basin natural gas production. Our natural gas production from the Haynesville shale is mostly dry natural gas and does not receive a price uplift as a result of natural gas liquids. See “— Results of Operations” below for more information on our oil and natural gas prices realized during the third quarter of 2015.
On October 16, 2015, we amended our third amended and restated credit agreement (the “Credit Agreement”) to extend the maturity date from December 29, 2016 to October 16, 2020. In connection with the amendment, our lenders unanimously reaffirmed the borrowing base under our Credit Agreement at $375.0 million, based on our lenders’ review of our proved oil and natural gas reserves at June 30, 2015, and the maximum facility amount remained unchanged at $500.0 million. At September 30, 2015 and November 4, 2015, we had no borrowings outstanding under our Credit Agreement and approximately $0.6 million in outstanding letters of credit issued pursuant to our Credit Agreement.
Estimated Proved Reserves
The following table sets forth our estimated total proved oil and natural gas reserves at September 30, 2015, December 31, 2014 and September 30, 2014. Our production and proved reserves are reported in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Where we produce liquids-rich natural gas, such as in the Eagle Ford shale and the Delaware Basin, the economic value of the natural gas liquids associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the natural gas liquids are extracted and sold. These reserves estimates were based on evaluations prepared by our engineering staff and have been audited for their reasonableness and conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers. These reserves estimates were prepared in accordance with the SEC’s rules for oil and natural gas reserves reporting. The estimated reserves shown are for proved reserves only and do not include any unproved reserves classified as probable or possible reserves that might exist for our properties, nor do they include any consideration that would be attributable to interests in unproved and unevaluated acreage beyond those tracts for which proved reserves have been estimated. Proved oil and natural gas reserves are quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Our total proved reserves are estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

	September 30, 2015	December 31, 2014	September 30, 2014
Estimated Proved Reserves Data: (1) (2)
Estimated proved reserves:
Oil (MBbl)(3)	42,531	24,184	21,519
Natural Gas (Bcf)(4)	267.5	267.1	236.7
Total (MBOE)(5)	87,109	68,693	60,969
Estimated proved developed reserves:
Oil (MBbl)(3)	17,413	14,053	12,192
Natural Gas (Bcf)(4)	97.7	102.8	78.3
Total (MBOE)(5)	33,685	31,185	25,242
Percent developed	38.7%	45.4%	41.4%
Estimated proved undeveloped reserves:
Oil (MBbl)(3)	25,118	10,131	9,327
Natural Gas (Bcf)(4)	169.8	164.3	158.4
Total (MBOE)(5)	53,424	37,508	35,727
PV-10(6) (in millions)	$692.7	$1,043.4	$952.0
Standardized Measure(7) (in millions)	$673.8	$913.3	$835.1
_______________

(1)	Numbers in table may not total due to rounding.

(2)
Our estimated proved reserves, PV-10 and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic averages of the first-day-of-the-month prices for the period from October 2014 through September 2015 were $55.73 per Bbl for oil and $3.06 per MMBtu for natural gas, for the period from January 2014 through December 2014 were $91.48 per Bbl for oil and $4.35 per MMBtu for natural gas and for the period from October 2013 through September 2014 were $95.56 per Bbl for oil and $4.24 per MMBtu for natural gas. These prices were adjusted by property for quality, energy content, regional price differentials, transportation fees, marketing deductions and other factors affecting the price received at the wellhead. We report our proved reserves in two streams, oil and natural gas, and the economic value of the natural gas liquids associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the natural gas liquids are extracted and sold.

(3)	One thousand barrels of oil.

(4)	One billion cubic feet of natural gas.

(5)	One thousand barrels of oil equivalent, estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

(6)
PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. PV-10 is not an estimate of the fair market value of our properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies and of the potential return on investment related to the companies’ properties without regard to the specific tax characteristics of such entities. Our PV-10 at September 30, 2015, December 31, 2014 and September 30, 2014 may be reconciled to the Standardized Measure of discounted future net cash flows at such dates by reducing our PV-10 by the discounted future income taxes associated with such reserves. The discounted future income taxes at September 30, 2015, December 31, 2014 and September 30, 2014 were, in millions, $18.9, $130.1 and $116.9, respectively.

(7)
Standardized Measure represents the present value of estimated future net cash flows from proved reserves, less estimated future development, production, plugging and abandonment costs and income tax expenses, discounted at 10% per annum to reflect the timing of future cash flows. Standardized Measure is not an estimate of the fair market value of our properties.

At September 30, 2015, our estimated total proved oil and natural gas reserves were 87.1 million BOE, including 42.5 million Bbl of oil and 267.5 Bcf of natural gas, with a PV-10 of $692.7 million and a Standardized Measure of $673.8 million. At December 31, 2014, our estimated total proved oil and natural gas reserves were 68.7 million BOE, including 24.2 million Bbl of oil and 267.1 Bcf of natural gas, and at September 30, 2014, our estimated total proved oil and natural gas reserves were 61.0 million BOE, including 21.5 million Bbl of oil and 236.7 Bcf of natural gas. Our proved oil reserves of 42.5 million Bbl at September 30, 2015 increased 76%, as compared to 24.2 million Bbl at December 31, 2014, and almost doubled, as compared to 21.5 million Bbl at September 30, 2014. During the nine months ended September 30, 2015, our proved developed reserves increased 8% from 31.2 million BOE at December 31, 2014 to 33.7 million BOE at September 30, 2015. Year-over-year, our proved developed reserves increased 33% from 25.2 million BOE at September 30, 2014. At September 30, 2015, approximately 39% of our total proved reserves were proved developed reserves, 49% of our total proved reserves were oil and 51% of our total proved reserves were natural gas. As a result of the sharp decline in commodity prices used to estimate proved reserves at September 30, 2015, certain of our proved undeveloped reserves, in particular natural gas proved undeveloped reserves in portions of the Haynesville shale, were reclassified to contingent resources and are no longer considered proved reserves under SEC guidelines.
There have been no changes to the technology we used to establish reserves or to our internal control over the reserves estimation process from those set forth in the Annual Report.
Critical Accounting Policies
Other than as described below, there have been no changes to our critical accounting policies and estimates from those set forth in the Annual Report.
Assets Held for Sale
On the date at which certain assets meet all the criteria required to be classified as assets held for sale, we discontinue the recording of depletion and depreciation of the assets or asset group to be sold and reclassify the assets and related liabilities to be sold as held for sale on the consolidated balance sheets. The assets and liabilities are measured at the lower of their carrying amount or estimated fair value less estimated cost to sell. The most significant estimates in these calculations typically relate to estimated fair value.
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
Recent Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, or (“ASU”), 2014-09, Revenue from Contracts with Customers (Topic 606), which specifies how and when to recognize revenue. This standard also requires expanded disclosures surrounding revenue recognition and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. ASU 2014-09 will become effective for fiscal years beginning after December 15, 2017, i.e., in our first fiscal quarter of 2018. We are currently evaluating the impact, if any, of the adoption of this ASU on our consolidated financial statements.
Interest - Imputation of Interest. In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 935-30): Simplifying the Presentation of Debt Issuance Costs, which requires companies that have historically presented debt issuance costs as an asset to present those costs as a direct deduction from the carrying amount of the underlying debt liability. The guidance requires retrospective application in financial statements issued for fiscal years and interim periods beginning after December 15, 2015 but early adoption is permitted. The Company adopted this ASU effective June 30, 2015. See “Note 2 – Summary of Significant Accounting Policies” to the unaudited condensed consolidated financial statements in this Quarterly Report for a description of the impact of the adoption of this standard on our consolidated financial statements.
Results of Operations
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Data:
Revenues (in thousands):(1)
Oil	$50,173	$77,546	$162,424	$219,714
Natural gas	21,642	19,071	59,704	54,891
Total oil and natural gas revenues	71,815	96,617	222,128	274,605
Realized gain (loss) on derivatives	19,862	(701)	52,146	(5,458)
Unrealized gain (loss) on derivatives	6,733	16,293	(25,356)	7,950
Total revenues	$98,410	$112,209	$248,918	$277,097
Net Production Volumes:(1)
Oil (MBbl)(2)	1,161	839	3,429	2,302
Natural gas (Bcf)(3)	7.5	3.8	21.1	9.9
Total oil equivalent (MBOE)(4)	2,405	1,481	6,941	3,956
Average daily production (BOE/d)(5)	26,137	16,096	25,427	14,490
Average Sales Prices:
Oil, with realized derivatives (per Bbl)	$57.90	$91.42	$59.61	$93.48
Oil, without realized derivatives (per Bbl)	$43.21	$92.39	$47.36	$95.45
Natural gas, with realized derivatives (per Mcf)	$3.28	$4.99	$3.31	$5.44
Natural gas, without realized derivatives (per Mcf)	$2.90	$4.95	$2.83	$5.53
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
Three Months Ended September 30, 2015 as Compared to Three Months Ended September 30, 2014
Oil and natural gas revenues. Our oil and natural gas revenues decreased by $24.8 million, or 26%, to $71.8 million for the three months ended September 30, 2015, as compared to $96.6 million for the three months ended September 30, 2014. Our oil revenues decreased by $27.4 million, or 35%, to $50.2 million for the three months ended September 30, 2015, as compared to $77.5 million for the three months ended September 30, 2014. The decrease in oil revenues resulted from a lower weighted average oil price realized in the third quarter of 2015 of $43.21 per Bbl, as compared to $92.39 per Bbl realized for the third quarter of 2014. This decrease in realized oil price was partially mitigated by the increase in our oil production of 38% to 1.16 million Bbl of oil in the third quarter of 2015, or 12,617 Bbl of oil per day, as compared to 839,000 Bbl of oil in the third quarter of 2014, or 9,123 Bbl of oil per day. This increase in oil production was primarily a result of increased oil production from newly drilled and completed wells in the Delaware Basin, as well as from newly drilled and completed wells in the Eagle Ford shale in early 2015. Our natural gas revenues increased by $2.6 million, or 13%, to $21.6 million for the three months ended September 30, 2015, as compared to $19.1 million for the three months ended September 30, 2014. The increase in natural gas revenues resulted from an increase in our natural gas production by 94% to 7.5 Bcf for the three months ended September 30, 2015, as compared to 3.8 Bcf for the three months ended September 30, 2014. The increase in natural gas production was primarily attributable to the increased natural gas production resulting from new, non-operated Haynesville shale wells completed and placed on production on our Elm Grove properties in Northwest Louisiana during the latter half of 2014 and into 2015, but also includes increased natural gas production associated with our operations in the Delaware Basin and the Eagle Ford shale. The increase in production was partially offset by a lower weighted average natural gas price of $2.90 per Mcf realized during the third quarter of 2015, as compared to a weighted average natural gas price of $4.95 per Mcf realized during the third quarter of 2014.
Realized gain (loss) on derivatives. Our realized gain on derivatives was $19.9 million for the three months ended September 30, 2015, as compared to a realized loss of $0.7 million for the three months ended September 30, 2014. For the three months ended September 30, 2015, we realized a net gain of $17.1 million, $2.2 million and $0.6 million attributable to our oil, natural gas and natural gas liquids (“NGL”) derivative contracts, respectively. For the three months ended September 30, 2014, we realized a net loss of $0.8 million and a net gain of $0.1 million attributable to our oil and NGL derivative contracts, respectively. The realized gain on our oil and natural gas derivative contracts during the three months ended September 30, 2015 resulted from oil and natural gas prices that were lower than the floor prices of several of our oil and natural gas costless collar contracts. The realized gain in NGL derivative contracts during the three months ended September 30, 2015 resulted from NGL prices that were lower than the fixed prices of our NGL swap contracts. We realized a gain of approximately $21.06 per Bbl and $0.51 per MMBtu hedged on all of our oil and natural gas derivative contracts during the three months ended September 30, 2015, respectively, as compared to a loss of $1.23 per Bbl hedged on our oil derivative contracts during the three months ended September 30, 2014. The average floor prices of our oil costless collar contracts were $67.11 per Bbl and $87.82 per Bbl as of September 30, 2015 and September 30, 2014, respectively. The average ceiling prices of our oil costless collar contracts were $84.60 per Bbl and $98.95 per Bbl as of September 30, 2015 and September 30, 2014, respectively. During the third quarter of 2015, our natural gas costless collar contracts had average floor and ceiling prices of $3.26 per MMBtu and $3.94 per MMBtu, respectively, as compared to $3.50 per MMBtu and $4.93 per MMBtu, respectively, during the third quarter of 2014. The realized loss on derivatives on our oil derivatives contracts during the three months ended September 30, 2014 resulted from oil prices that were higher than the ceiling prices of several of our oil costless collar contracts. The realized gain on our NGL derivative contracts resulted from NGL prices that were lower than the fixed prices of our NGL swap contracts. Our total oil and natural gas volumes hedged for the three months ended September 30, 2015 were 22% higher and 32% higher, respectively, than the total oil and natural gas volumes hedged for the same period in 2014.
Unrealized gain on derivatives. Our unrealized gain on derivatives was $6.7 million for the three months ended September 30, 2015, as compared to an unrealized gain of $16.3 million for the three months ended September 30, 2014. During the period from June 30, 2015 to September 30, 2015, the aggregate net fair value of our open oil, natural gas and NGL derivative contracts increased from $23.5 million to $30.2 million, resulting in an unrealized gain on derivatives of $6.7 million for the three months ended September 30, 2015. The net fair value of our open oil derivative contracts increased $6.4 million at September 30, 2015, as compared to June 30, 2015, primarily due to lower oil futures prices at September 30, 2015. The net fair value of our open natural gas derivative contracts increased $0.8 million at September 30, 2015, as compared to June 30, 2015, primarily due to lower natural gas futures prices at September 30, 2015. The net fair value of our open NGL derivative contracts decreased $0.5 million at September 30, 2015, as compared to June 30, 2015, primarily due to the realized revenues from contracts settled during the three months ended September 30, 2015. During the period from June 30, 2014 to September 30, 2014, the aggregate net fair value of our open oil, natural gas and NGL derivative contracts increased from a net liability of $11.1 million to a net asset of $5.2 million due to decreases in futures prices for these commodities, resulting in an unrealized gain on derivatives of $16.3 million for the three months ended September 30, 2014.
Nine Months Ended September 30, 2015 as Compared to Nine Months Ended September 30, 2014
Oil and natural gas revenues. Our oil and natural gas revenues decreased by approximately $52.5 million, or 19%, to approximately $222.1 million for the nine months ended September 30, 2015, as compared to $274.6 million for the nine months ended September 30, 2014. Our oil revenues decreased by 26% to $162.4 million for the nine months ended September 30, 2015, as compared to $219.7 million for the nine months ended September 30, 2014. The decrease in oil revenues resulted from a lower weighted average oil price realized in the nine months ended September 30, 2015 of $47.36 per Bbl, as compared to $95.45 per Bbl realized for the nine months ended September 30, 2014. The lower weighted average oil price realized was partially mitigated by our oil production increase of 49% to 3.43 million Bbl of oil in the nine months ended September 30, 2015, or about 12,562 Bbl of oil per day, as compared to 2.30 million Bbl of oil, or about 8,432 Bbl of oil per day, in the nine months ended September 30, 2014. This increased oil production was primarily a result of increased oil production from newly drilled and completed wells in the Delaware Basin, as well as from newly drilled and completed wells in the Eagle Ford shale in early 2015. Our natural gas revenues increased by $4.8 million, or 9%, to $59.7 million for the nine months ended September 30, 2015, as compared to $54.9 million for the nine months ended September 30, 2014. Our natural gas production increased by 112% to 21.1 Bcf for the nine months ended September 30, 2015, as compared to 9.9 Bcf for the nine months ended September 30, 2014. The increase in natural gas production was primarily attributable to the increased natural gas production resulting from new, non-operated Haynesville shale wells completed and placed on production on our Elm Grove properties in Northwest Louisiana during the latter half of 2014 and into 2015, but also includes increased natural gas production associated with our operations in the Delaware Basin and the Eagle Ford shale. This production increase was largely offset by a lower weighted average natural gas price of $2.83 per Mcf realized during the nine months ended September 30, 2015, as compared to a weighted average natural gas price of $5.53 per Mcf realized during the nine months ended September 30, 2014.
Realized gain (loss) on derivatives. We realized a gain on derivatives of approximately $52.1 million for the nine months ended September 30, 2015, as compared to a loss of approximately $5.5 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, we realized net gains of approximately $42.0 million, $8.5 million and $1.6 million attributable to our oil, natural gas and NGL derivative contracts, respectively. For the nine months ended September 30, 2014, we realized net losses of approximately $4.5 million, $0.8 million and $0.2 million attributable to our oil, natural gas and NGL derivative contracts, respectively. The net gain realized from our derivative contracts for the nine months ended September 30, 2015 resulted from oil and natural gas prices that were below the floor prices of several of our oil and natural gas derivative contracts during the nine months ended September 30, 2015, as well as NGL prices that were below the fixed prices on several of our NGL derivative contracts during the nine months ended September 30, 2015. We realized a gain of approximately $22.00 per Bbl and $0.64 per MMBtu hedged on all of our oil and natural gas derivative contracts, respectively, during the nine months ended September 30, 2015, as compared to a loss of $2.34 per Bbl and $0.08 per MMBtu hedged on all of our oil and natural gas derivative contracts, respectively, during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, our natural gas costless collar contracts had average floor and ceiling prices of $3.42 per MMBtu and $4.19 per MMBtu, respectively, as compared to $3.48 per MMBtu and $4.94 per MMBtu, respectively, for the nine months ended September 30, 2014. The average floor prices of our oil costless collar contracts were $71.77 per Bbl and $87.76 per Bbl as of September 30, 2015 and September 30, 2014, respectively. The average ceiling prices of our oil costless collar contracts were $89.04 per Bbl and $99.48 per Bbl as of September 30, 2015 and September 30, 2014, respectively. Our total oil and natural gas volumes hedged for the nine months ended September 30, 2015 were 1% lower and 44% higher, respectively, than the total oil and natural gas volumes hedged for the same period in 2014.
Unrealized gain (loss) on derivatives. Our unrealized loss on derivatives was approximately $25.4 million for the nine months ended September 30, 2015, as compared to an unrealized gain of approximately $8.0 million for the nine months ended September 30, 2014. During the period from December 31, 2014 through September 30, 2015, the aggregate net fair value of our open oil, natural gas and NGL derivative contracts decreased from approximately $55.5 million to approximately $30.2 million, resulting in an unrealized loss on derivatives of approximately $25.4 million for the nine months ended September 30, 2015. This loss is primarily attributable to realized revenue from oil, natural gas and NGL derivative contracts settled during the nine months ended September 30, 2015. During the period from December 31, 2013 through September 30, 2014, the aggregate net fair value of our open oil, natural gas and NGL derivative contracts increased from a net liability of $2.8 million to a net asset of $5.2 million, resulting in an unrealized gain on derivatives of $8.0 million for the nine months ended September 30, 2014.

Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except expenses per BOE)	2015	2014	2015	2014
Expenses:
Production taxes and marketing	$9,291	$8,617	$26,598	$23,739
Lease operating	14,917	13,691	42,912	34,747
Depletion, depreciation and amortization	45,237	35,143	143,477	90,970
Accretion of asset retirement obligations	182	130	427	371
Full-cost ceiling impairment	285,721	—	581,874	—
General and administrative	12,151	8,099	38,523	23,417
Total expenses	$367,499	$65,680	$833,811	$173,244
Operating (loss) income	$(269,089)	$46,529	$(584,893)	$103,853
Other income (expense):
Net loss on asset sales and inventory impairment	—	—	(97)	—
Interest expense	(7,229)	(673)	(15,168)	(3,685)
Interest and other income	999	267	1,885	715
Total other expense	(6,230)	(406)	(13,380)	(2,970)
(Loss) income before income taxes	(275,319)	46,123	(598,273)	100,883
Total income tax (benefit) provision	(33,305)	16,504	(149,045)	36,675
Net income attributable to non-controlling interest in subsidiary	(45)	—	(156)	—
Net (loss) income attributable to Matador Resources Company shareholders	$(242,059)	$29,619	$(449,384)	$64,208
Expenses per BOE:
Production taxes and marketing	$3.86	$5.82	$3.83	$6.00
Lease operating	$6.20	$9.25	$6.18	$8.78
Depletion, depreciation and amortization	$18.81	$23.73	$20.67	$23.00
General and administrative	$5.05	$5.47	$5.55	$5.92
Three Months Ended September 30, 2015 as Compared to Three Months Ended September 30, 2014
Production taxes and marketing. Our production taxes and marketing expenses increased by $0.7 million to $9.3 million, or 8%, for the three months ended September 30, 2015, as compared to $8.6 million for the three months ended September 30, 2014. On a unit-of-production basis, however, our production taxes and marketing expenses decreased by 34% to $3.86 per BOE for the three months ended September 30, 2015, as compared to $5.82 per BOE for the three months ended September 30, 2014. The increase in production taxes and marketing expenses on an absolute basis was primarily attributable to higher natural gas marketing expenses of $5.9 million for the three months ended September 30, 2015, as compared to natural gas marketing expenses of $3.7 million for the three months ended September 30, 2014, an increase of $2.1 million, due to the 94% increase in natural gas production to 7.5 Bcf during the three months ended September 30, 2015, as compared to 3.8 Bcf of natural gas production for the three months ended September 30, 2014. Our production taxes decreased for the three months ended September 30, 2015 by $1.4 million to $3.4 million, as compared to $4.9 million for the three months ended September 30, 2014, primarily due to the 35% decrease in oil revenues in the third quarter of 2015 as compared to the third quarter of 2014.
Lease operating expenses. Our lease operating increased by $1.2 million to $14.9 million, or an increase of 9%, for the three months ended September 30, 2015, as compared to $13.7 million for the three months ended September 30, 2014. Our lease operating expenses per unit of production decreased 33% to $6.20 per BOE for the three months ended September 30, 2015, as compared to $9.25 per BOE for the three months ended September 30, 2014. Our total oil equivalent production increased 62% to approximately 2.41 million BOE for the three months ended September 30, 2015 from approximately 1.48 million BOE for the three months ended September 30, 2014, including an increase of 38% in oil production to 1.16 million Bbl for the three months ended September 30, 2015, as compared to 839,000 Bbl for the three months ended September 30, 2014, which would typically result in higher lease operating expenses. Oil production was 48% of total production by volume for the three months ended September 30, 2015, as compared to 57% of total production by volume for the three months ended September 30, 2014. The decrease achieved in lease operating expenses on a unit-of-production basis was attributable to several key factors, including (i) no cleanout operations on producing wells as a result of fracturing operations on newly drilled Eagle Ford wells as compared to the same period in 2014, (ii) a decrease in salt water disposal costs on a per barrel basis, particularly in the Delaware Basin, (iii) reduced service costs impacting lease operating expenses and (iv) a higher percentage of natural gas production, including a significant increase in Haynesville natural gas production, which typically has lower operating costs due to its lack of associated oil and water production. A joint venture controlled by us drilled, completed and began injecting salt water into a new disposal well in the Wolf prospect area in Loving County, Texas in January 2015, which has reduced water disposal costs in this area; a second salt water disposal well has been drilled and tested in the Wolf area and is expected to be fully operational during the first quarter of 2016.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased by $10.1 million to $45.2 million, or an increase of 29%, for the three months ended September 30, 2015, as compared to $35.1 million for the three months ended September 30, 2014. On a unit-of-production basis, our depletion, depreciation and amortization expenses decreased to $18.81 per BOE for the three months ended September 30, 2015, or a decrease of 21%, from $23.73 per BOE for the three months ended September 30, 2014. The increase in the total depletion, depreciation and amortization expenses was attributable to the increase in our oil equivalent production of 62% to 2.41 million BOE from 1.48 million BOE between the respective periods. The decrease in the unit-of-production depletion, depreciation and amortization expenses was attributable to the increase in our estimated total proved oil and natural gas reserves of 43% to 87.1 million BOE at September 30, 2015 from 61.0 million BOE at September 30, 2014, as well as the decrease in unamortized property costs resulting from the full-cost ceiling impairments previously recorded in 2015. This increase in total proved oil and natural gas reserves was primarily attributable to the continued development of our acreage in the Delaware Basin.
Full-cost ceiling impairment. At September 30, 2015, the net capitalized costs of our oil and natural gas properties less related deferred income taxes exceeded the full-cost ceiling by $252.4 million. As a result, we recorded an impairment charge of $285.7 million to the net capitalized costs of our oil and natural gas properties and a deferred income tax credit of $33.3 million. This full-cost ceiling impairment is reflected in our operating expenses for the three months ended September 30, 2015. No impairment to the net carrying value of our oil and natural gas properties and no corresponding charge resulting from a full-cost ceiling impairment was recorded during the three months ended September 30, 2014.
In determining the full-cost ceiling impairment at September 30, 2015, we estimated the PV-10 of our total proved oil and natural gas reserves using the unweighted arithmetic average of oil and natural gas prices as of the first day of each month for the trailing 12-month period ended September 30, 2015 as required under the guidelines established by the SEC, which were $55.73 per Bbl and $3.06 per MMBtu, respectively.  If the unweighted arithmetic average of oil and natural gas prices as of the first day of each month for the trailing 12-month period ended September 30, 2015 had been $46.90 per Bbl and $2.65 per MMBtu, respectively, while all other factors remained constant, our full-cost ceiling would have been reduced by an additional $248.2 million on a pro forma basis.  The aforementioned pro forma prices, as estimated for the twelve month period January through December 2015, were calculated using a 12-month unweighted arithmetic average of oil and natural gas prices, which included the oil and natural gas prices on the first day of the month for the 10 months ended October 2015, with the price for October 2015 being held constant for November and December 2015.  This pro forma increase in the excess of our net capitalized costs above the full-cost ceiling is attributable to a pro forma reduction of $248.2 million in the PV-10 of our total proved oil and natural gas reserves, including a pro forma decrease in our estimated total proved reserves to 81.4 million BOE, or a reduction of approximately 7%, from our reported estimated proved reserves of 87.1 million BOE at September 30, 2015, primarily attributable to certain proved undeveloped locations that would no longer be classified as proved undeveloped reserves using the pro forma prices.  This calculation of the impact of lower commodity prices on our estimated total proved oil and natural gas reserves and our full-cost ceiling was prepared based on the presumption that all other inputs and assumptions are held constant with the exception of oil and natural gas prices.  Therefore, this calculation strictly isolates the impact of commodity prices on our full-cost ceiling and proved reserves.  The impact of prices is only one of several variables in the estimation of our proved reserves and full-cost ceiling and other factors could have a significant impact on our future proved reserves and the present value of future cash flows.  The other factors that impact future estimates of proved reserves include, but are not limited to, extensions and discoveries, acquisitions of proved reserves, changes in drilling and completion and operating costs, drilling results, revisions due to well performance and other factors, changes in development plans and production, among others.  There are numerous uncertainties inherent in the estimation of proved oil and natural gas reserves and accounting for oil and natural gas properties in subsequent periods and this pro forma estimate should not be construed as indicative of our development plans or future results.
General and administrative. Our general and administrative expenses increased by $4.1 million to $12.2 million, or an increase of 50%, for the three months ended September 30, 2015, as compared to $8.1 million for the three months ended September 30, 2014. The increase in our general and administrative expenses for the three months ended September 30, 2015 was largely attributable to increased payroll expenses associated with additional employees joining the Company between the respective periods to support our increased land, geoscience, drilling, completion, production, accounting and administration functions, including the addition of 29 new employees in Roswell, New Mexico as a result of the HEYCO Merger in late February 2015. General and administrative expenses also included non-cash stock-based compensation expense of $1.8 million for the three months ended September 30, 2015, as compared to $1.0 million for the three months ended September 30, 2014. The increase in our stock-based compensation expense was primarily attributable to the continued vesting of previously granted awards and new awards granted in 2015. While our general and administrative expenses increased 50% on an absolute basis, our general and administrative expenses decreased by 8% on a unit-of-production basis to $5.05 per BOE for the three months ended September 30, 2015, as compared to $5.47 per BOE for the three months ended September 30, 2014, as a result of our increased oil equivalent production between the respective periods.
Interest expense. For the three months ended September 30, 2015, we incurred total interest expense of $7.8 million. We capitalized $0.5 million of our interest expense on certain qualifying projects for the three months ended September 30, 2015 and expensed the remaining $7.2 million. For the three months ended September 30, 2014, we incurred total interest expense of $1.5 million. We capitalized $0.8 million of our interest expense on certain qualifying projects for the three months ended September 30, 2014 and expensed the remaining $0.7 million. The increase in total interest expense is attributable to an increase in both the average outstanding borrowings and the coupon interest rate under our 6.875% senior notes due 2023 (the “Notes”), as compared to the effective interest rate of approximately 2.9% under our Credit Agreement for the three months ended September 30, 2014. In late April 2015, we used a portion of the net proceeds of the Notes and April 2015 equity offerings to repay a total of $465.0 million of outstanding borrowings under our Credit Agreement. At September 30, 2015, we had no borrowings outstanding under our Credit Agreement, $0.6 million in letters of credit outstanding and $400.0 million in outstanding Notes.
Interest and other income. Our interest and other income increased by approximately $0.7 million to approximately $1.0 million for the three months ended September 30, 2015, as compared to approximately $0.3 million for the three months ended September 30, 2014. The increase in our interest and other income was due primarily to an increase in the natural gas transportation income we received from third parties during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, although on the whole, this item is an insignificant component of our overall income.
Total income tax (benefit) provision. We had an effective tax rate of 12.1% for the three months ended September 30, 2015. At September 30, 2015, our deferred tax assets exceeded our deferred tax liabilities and, as a result, we recorded a valuation allowance of $66.6 million against most of the deferred tax assets. The total income tax benefit for the three months ended September 30, 2015 differed from amounts computed by applying the U.S. federal statutory tax rate to the pre-tax loss due primarily to the recording of a valuation allowance against most of the net deferred tax assets as a result of the full-cost ceiling impairment recorded in the third quarter of 2015. At September 30, 2014, based on our projections for the remainder of 2014, we anticipated incurring a small alternative minimum tax liability for the year ending December 31, 2014, the proportionate share of which was recorded as the current income tax benefit of $0.2 million for the three months ended September 30, 2014. Our effective tax rate for the three months ended September 30, 2014 was 35.8%. Total income tax expense for the three months ended September 30, 2014 differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income due primarily to the impact of permanent differences between book and taxable income.
Nine Months Ended September 30, 2015 as Compared to Nine Months Ended September 30, 2014
Production taxes and marketing. Our production taxes and marketing expenses increased by approximately $2.9 million to approximately $26.6 million, or an increase of approximately 12%, for the nine months ended September 30, 2015, as compared to $23.7 million for the nine months ended September 30, 2014, in part due to our increased oil and natural gas production between the respective periods. On a unit-of-production basis, however, our production taxes and marketing expenses decreased by 36% to $3.83 per BOE for the nine months ended September 30, 2015, as compared to $6.00 per BOE for the nine months ended September 30, 2014. The increase in our production taxes and marketing expenses on an absolute basis was primarily attributable to higher natural gas marketing expenses of $16.4 million for the nine months ended September 30, 2015, as compared to natural gas marketing expenses of $10.1 million for the nine months ended September 30, 2014, due to the 112% increase in natural gas production to 21.1 Bcf during the nine months ended September 30, 2015, as compared to 9.9 Bcf of natural gas production for the nine months ended September 30, 2014. Our production taxes, however, decreased for the nine months ended September 30, 2015 by $3.4 million to $10.2 million, as compared to $13.6 million for the nine months ended September 30, 2014, primarily due to the 26% decrease in oil revenues during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
Lease operating expenses. Our lease operating expenses increased by approximately $8.2 million, or an increase of 24%, to $42.9 million for the nine months ended September 30, 2015, as compared to $34.7 million for the nine months ended September 30, 2014. Our lease operating expenses per unit of production decreased 30% to $6.18 per BOE for the nine months ended September 30, 2015, as compared to $8.78 per BOE for the nine months ended September 30, 2014. Between these respective periods, our total oil equivalent production increased about 75% to 6.94 million BOE from 3.96 million BOE, including an increase of 49% in oil production to 3.43 million Bbl of oil from 2.30 million Bbl of oil, which would typically result in higher lease operating expenses. Oil production was 49% of total production by volume for the nine months ended September 30, 2015, as compared to 58% of total production by volume for the nine months ended September 30, 2014. The decrease achieved in lease operating expenses on a per unit basis was attributable to several key factors, including (i) fewer cleanout operations on producing wells as a result of fracturing operations on newly drilled Eagle Ford wells as compared to the same period in 2014, (ii) a decrease in salt water disposal costs on a per barrel basis, particularly in the Delaware Basin, (iii)

reduced service costs impacting lease operating expenses and (iv) a higher percentage of natural gas production, including a significant increase in Haynesville natural gas production, which typically has lower operating costs due to its lack of associated oil and water production. A joint venture controlled by us drilled, completed and began injecting salt water into a new disposal well in the Wolf prospect area in Loving County, Texas in January 2015, which has reduced water disposal costs in this area; a second salt water disposal well has been drilled and tested in the Wolf area and is expected to be fully operational during the first quarter of 2016.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased by $52.5 million to $143.5 million, or an increase of 58%, for the nine months ended September 30, 2015, as compared to $91.0 million for the nine months ended September 30, 2014. On a unit-of-production basis, our depletion, depreciation and amortization expenses decreased to $20.67 per BOE for the nine months ended September 30, 2015, or a decrease of about 10%, from $23.00 per BOE for the nine months ended September 30, 2014. The increase in the total depletion, depreciation and amortization expenses was attributable to the increase in our oil and natural gas production by 75% to 6.94 million BOE from 3.96 million BOE between the respective periods. The decrease in the per-unit-of-production depletion, depreciation and amortization expenses resulted from higher estimated total proved reserves of 87.1 million BOE, or a 43% increase, at September 30, 2015, as compared to estimated total proved reserves of 61.0 million BOE at September 30, 2014, as well as the decrease in unamortized property costs resulting from the full-cost ceiling impairments previously recorded in 2015. This increase in total proved oil and natural gas reserves was primarily attributable to the continued development of our acreage in the Delaware Basin.
Full-cost ceiling impairment. At September 30, 2015, the net capitalized costs of our oil and natural gas properties less related deferred income taxes exceeded the cost center ceiling by $252.4 million. As a result, we recorded an impairment charge of $285.7 million to the net capitalized costs of our oil and natural gas properties and a deferred income tax credit of $33.3 million. At June 30, 2015, the net capitalized costs of our oil and natural gas properties less related deferred income taxes exceeded the cost center ceiling by $146.3 million. As a result, we recorded an impairment charge of $229.0 million to the net capitalized costs of our oil and natural gas properties and a deferred income tax credit of $82.7 million. At March 31, 2015, the net capitalized costs of our oil and natural gas properties less related deferred income taxes exceeded the cost center ceiling by $42.8 million. As a result, we recorded an impairment charge of $67.1 million to the net capitalized costs of our oil and natural gas properties and a deferred income tax credit of $24.3 million. Each of these quarterly full-cost ceiling impairment charges totaling $581.8 million are reflected in our operating expenses for the nine months ended September 30, 2015. No impairment to the net carrying value of our oil and natural gas properties and no corresponding charge resulting from a full-cost ceiling impairment was recorded during the nine months ended September 30, 2014.
General and administrative. Our general and administrative expenses increased by $15.1 million to $38.5 million, or an increase of approximately 65%, for the nine months ended September 30, 2015, as compared to $23.4 million for the nine months ended September 30, 2014. The increase in our general and administrative expenses for the nine months ended September 30, 2015 was primarily attributable to increased payroll expenses associated with additional employees joining the Company between the respective periods to support our increased land, geoscience, drilling, completion, production, accounting and administration functions, including the addition of 29 new employees in Roswell, New Mexico as a result of the HEYCO Merger in late February 2015. General and administrative expenses also included an increase in non-cash stock-based compensation costs of $2.2 million to $6.9 million for the nine months ended September 30, 2015, as compared to $4.7 million for the nine months ended September 30, 2014, as well as $2.5 million in transaction costs associated with the HEYCO Merger. Because the HEYCO Merger was a business combination and not solely an asset purchase, the transaction costs were required to be expensed. The increase in our stock-based compensation expense was primarily attributable to the continued vesting of previously granted awards and new awards granted in 2015. While our general and administrative expenses increased 65% on an absolute basis, our general and administrative expenses decreased by 6% on a unit-of-production basis to $5.55 per BOE for the nine months ended September 30, 2015, as compared to $5.92 per BOE for the nine months ended September 30, 2014, as a result of our increased oil equivalent production between the respective periods.
Interest expense. For the nine months ended September 30, 2015, we incurred total interest expense of approximately $18.0 million. We capitalized approximately $2.9 million of our interest expense on certain qualifying projects for the nine months ended September 30, 2015 and expensed the remaining $15.2 million. For the nine months ended September 30, 2014, we incurred total interest expense of approximately $5.9 million. We capitalized approximately $2.2 million of our interest expense on certain qualifying projects for the nine months ended September 30, 2014 and expensed the remaining $3.7 million. The increase in total interest expense was attributable to an increase in both the average outstanding borrowings and the coupon interest rate of 6.875% under the Notes as compared to the effective interest rate of approximately 3.4% under our Credit Agreement for the nine months ended September 30, 2014. In late April 2015, we used a portion of the net proceeds of the Notes and April 2015 equity offerings to repay a total of $465.0 million of outstanding borrowings under our Credit Agreement. At September 30, 2015, we had no outstanding borrowings under our Credit Agreement, $0.6 million in letters of credit outstanding and $400.0 million in outstanding Notes. Due to the higher interest rate on the Notes as compared to the interest rate on the Credit Agreement, we expect to incur increased interest expense in future periods.

Interest and other income. Our interest and other income increased by approximately $1.2 million to approximately $1.9 million for the nine months ended September 30, 2015, as compared to approximately $0.7 million for the nine months ended September 30, 2014. The increase in our interest and other income was due primarily to an increase in the natural gas transportation income we received from third parties during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, although on the whole, this item is an insignificant component of our overall income.
Total income tax (benefit) provision. Our effective tax rate for the nine months ended September 30, 2015 was 24.9%. At September 30, 2015, our deferred tax assets exceeded our deferred tax liabilities and, as a result, we recorded a valuation allowance of $66.6 million against most of the deferred tax assets. The total income tax expense for the nine months ended September 30, 2015 differed from amounts computed by applying the U.S. federal statutory tax rates to the pre-tax loss due primarily to the recording of a valuation allowance against the net deferred tax asset position as a result of the full-cost ceiling impairment recorded in the third quarter of 2015. The total income tax benefit of approximately $149.0 million for the nine months ended September 30, 2015 also included approximately $140.3 million of deferred income tax benefit resulting from the full-cost ceiling impairment charges recorded in the nine months ended September 30, 2015. Our effective tax rate for the nine months ended September 30, 2014 was 36.4%. Total income tax expense for the nine months ended September 30, 2014 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due to the impact of permanent differences between book and taxable income.
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
During the nine months ended September 30, 2015, using a portion of the net proceeds from the Notes and April 2015 equity offerings, we repaid all, or a total of $465.0 million, of the outstanding borrowings under our Credit Agreement. At September 30, 2015, we had cash totaling $13.9 million and the borrowing base under our Credit Agreement was $375.0 million. At both September 30, 2015 and November 4, 2015, we had no borrowings outstanding and $0.6 million in outstanding letters of credit pursuant to our Credit Agreement and $400.0 million of outstanding Notes.
On October 1, 2015, we completed the sale of our wholly-owned subsidiary that owned the Loving County System to EnLink. The Loving County System includes the Processing Plant and approximately six miles of high-pressure gathering pipeline which connects our gathering system to the Processing Plant. Pursuant to the terms of the transaction, EnLink paid the Company cash consideration of approximately $143 million excluding customary purchase price adjustments. In conjunction with the sale of the Loving County System, we dedicated our leasehold interests in Loving County as of the closing date pursuant to a 15-year, fixed-fee gathering and processing agreement and provided a volume commitment in exchange for priority one service. We can, at our option, dedicate any future leasehold acquisitions in Loving County to EnLink. In addition, we retained our natural gas gathering system up to a central delivery point and our other midstream assets in the area, including oil and water gathering systems and salt water disposal wells.
Our original 2015 capital expenditure budget was $350.0 million (excluding capital expenditures associated with the HEYCO Merger). On August 4, 2015, we increased our 2015 capital expenditure budget to $425.0 million (excluding capital expenditures associated with the HEYCO Merger). Our increased 2015 capital expenditure budget includes approximately $307.0 million for drilling and completing oil and natural gas exploration and development wells, with the remainder allocated to lease acquisitions, seismic data, midstream initiatives, pipelines and other infrastructure. At the beginning of 2015, we were operating five drilling rigs, two rigs in the Eagle Ford and three rigs in the Permian (Delaware) Basin, but we reduced our operated drilling rigs to two by the end of the first quarter of 2015, with both operating in the Delaware Basin. In late July 2015, we took delivery of a third drilling rig which began drilling three horizontal, stacked wells from a single pad in our Jackson Trust prospect area in northeast Loving County, Texas testing the Brushy Canyon, Avalon and Second Bone Spring formations in this area. At November 4, 2015, these three wells had been drilled and just recently completed but were not yet flowing back after stimulation. We are currently operating three drilling rigs in the Delaware Basin, one in Loving County, Texas, one in Eddy County, New Mexico and one in Lea County, New Mexico. We are also participating in non-operated wells in the Delaware Basin as these opportunities arise. We completed our planned operated drilling and completion activities in the Eagle Ford shale for 2015 in the second quarter. We expect to continue to participate in several non-operated Haynesville shale wells drilled by Chesapeake and other operating partners during the remainder of 2015.
Exploration and development activities are subject to a number of risks and uncertainties, which could cause these activities to be less successful than we anticipate and could impact our ability to sufficiently increase our reserves, cash flows from operations and borrowing base under our Credit Agreement. A significant portion of our anticipated cash flows from operations for the remainder of 2015 is expected to come from producing wells and development activities on currently proved properties in the Eagle Ford shale in South Texas, the Wolfcamp and Bone Spring plays in the Delaware Basin and the Haynesville shale in Louisiana. Our existing wells may not produce at the levels we are forecasting and our exploration and development activities in these areas may not be as successful as we anticipate. Additionally, our anticipated cash flows from operations are based upon current expectations of oil and natural gas prices for the remainder of 2015 and the hedges we currently have in place. We use commodity derivative financial instruments to mitigate our exposure to fluctuations in oil, natural gas and natural gas liquids prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices. At October 27, 2015, we had approximately 80% of our anticipated oil production and approximately 65% of our anticipated natural gas production hedged for the remainder of 2015.
Expenditures for the acquisition, exploration and development of oil and natural gas properties are the primary use of our capital resources. As of November 4, 2015, we anticipated investing approximately $425.0 million in capital (excluding capital expenditures associated with the HEYCO Merger) for acquisition, exploration and development activities in 2015 as follows:

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
Excluding any possible significant acquisitions, we expect to fund our capital expenditure requirements through the remainder of 2015 and into 2016 through a combination of cash on hand, operating cash flows, borrowings under our Credit Agreement, potential joint ventures, a potential credit facility relating to our midstream assets and potential issuances of equity or debt securities, which may not be available on terms reasonably acceptable to us or at all, and cash received from the potential sale of assets or acreage, including the October 2015 sale of the Loving County System. We use commodity derivative financial instruments to mitigate our exposure to fluctuations in oil, natural gas and natural gas liquids prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices.
Our unaudited cash flows for the nine months ended September 30, 2015 and 2014 are presented below:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Net cash provided by operating activities	$185,924	$180,359
Net cash used in investing activities	(405,559)	(409,929)
Net cash provided by financing activities	225,115	231,006
Net change in cash	$5,480	$1,436
Adjusted EBITDA(1)	$174,856	$192,624
__________________

(1)
Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “— Non-GAAP Financial Measures” below.

Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased by $5.6 million to $185.9 million for the nine months ended September 30, 2015, as compared to net cash provided by operating activities of $180.4 million for the nine months ended

September 30, 2014. Excluding changes in operating assets and liabilities, net cash provided by operating activities decreased by $25.6 million to $160.7 million for the nine months ended September 30, 2015 from $186.3 million for the nine months ended September 30, 2014. This decrease is primarily attributable to the 19% decrease in our oil and natural gas revenues between the respective periods. Changes in our operating assets and liabilities between September 30, 2014 and September 30, 2015 resulted in a net increase of $31.2 million in net cash provided by operating activities for the nine months ended September 30, 2015.
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
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased by $4.4 million to $405.6 million for the nine months ended September 30, 2015 from $409.9 million for the nine months ended September 30, 2014. This decrease in net cash used in investing activities for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, is primarily attributable to the decrease in expenditures for oil and natural gas properties of $72.1 million due to our reduced 2015 capital expenditures budget, which was partially offset by the increase in cash used primarily for our midstream investments of $43.8 million, including construction of a salt water disposal facility and the Processing Plant in Loving County, Texas, capital expenditures of $24.0 million associated with the HEYCO Merger and a reduction in the restricted cash in a less-than-wholly-owned subsidiary of $0.2 million during the nine months ended September 30, 2015. Cash used for oil and natural gas properties capital expenditures for the nine months ended September 30, 2015 was primarily attributable to our operated drilling and completion activities in the Permian Basin and the Eagle Ford shale play. A small portion of our capital expenditures for the nine months ended September 30, 2015 was directed to our participation in non-operated wells, primarily in the Haynesville shale.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities decreased by $5.9 million to $225.1 million for the nine months ended September 30, 2015 from $231.0 million for the nine months ended September 30, 2014. The net cash provided by financing activities for the nine months ended September 30, 2015 was attributable to the net proceeds from our Notes offering of approximately $391.0 million, the net proceeds from our equity offering of $187.6 million, proceeds from borrowings under the Credit Agreement of $125.0 million and capital contributions from non-controlling interest owners in a less-than-wholly-owned subsidiary of $0.6 million. These net proceeds were offset primarily by the repayment of the borrowings outstanding under our Credit Agreement and debt obligations assumed in the HEYCO Merger of $477.0 million and the taxes paid related to net share settlement of stock-based compensation of $1.6 million. The net cash provided by financing activities for the nine months ended September 30, 2014 was primarily attributable to the total proceeds of our May 2014 equity offering of $181.9 and incremental borrowings under our Credit Agreement of $230.0 million, offset by the costs of the offering of $0.6 million and by the repayment of $180.0 million in borrowings during the period.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Unaudited Adjusted EBITDA Reconciliation to Net (Loss) Income:
Net (loss) income attributable to Matador Resources Company shareholders	$(242,059)	$29,619	$(449,384)	$64,208
Interest expense	7,229	673	15,168	3,685
Total income tax (benefit) provision	(33,305)	16,504	(149,045)	36,675
Depletion, depreciation and amortization	45,237	35,143	143,477	90,970
Accretion of asset retirement obligations	182	130	427	371
Full-cost ceiling impairment	285,721	—	581,874	—
Unrealized (gain) loss on derivatives	(6,733)	(16,293)	25,356	(7,950)
Stock-based compensation expense	1,755	1,038	6,886	4,665
Net loss on asset sales and inventory impairment	—	—	97	—
Adjusted EBITDA	$58,027	$66,814	$174,856	$192,624

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$72,535	$66,883	$185,924	$180,359
Net change in operating assets and liabilities	(20,846)	(586)	(25,234)	5,922
Interest expense, net of non-cash portion	6,678	673	14,617	3,685
Current income tax (benefit) provision	(295)	(156)	(295)	2,658
Net income attributable to non-controlling interest in subsidiary	(45)	—	(156)	—
Adjusted EBITDA	$58,027	$66,814	$174,856	$192,624
Our Adjusted EBITDA decreased by $8.8 million to $58.0 million, or a decrease of 13%, for the three months ended September 30, 2015, as compared to $66.8 million for the three months ended September 30, 2014. Our Adjusted EBITDA decreased by $17.8 million to $174.9 million, or a decrease of 9%, for the nine months ended September 30, 2015, as compared to $192.6 million for the nine months ended September 30, 2014. This decrease in our Adjusted EBITDA is primarily attributable to the decrease in our oil and natural gas revenues resulting from lower commodity prices for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014.
See “Note 6 – Debt” to the unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our debt.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2015, the material off-balance sheet arrangements and transactions that we have entered into include (i) operating lease agreements, (ii) non-operated drilling commitments, (iii) termination obligations under drilling rig contracts, (iv) firm transportation and fractionation commitments, (v) agreements to construct facilities and (vi) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, fractionation and transportation commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, we have no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “Obligations and Commitments” below and “Note 11 –

Commitments and Contingencies” to the unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.
Obligations and Commitments
We had the following material contractual obligations and commitments at September 30, 2015:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Revolving credit borrowings, including letters of credit(1)	$571	$571	$—	$—	$—
Senior unsecured notes	400,000	—	—	—	400,000
Office leases	27,286	1,645	4,894	5,087	15,660
Non-operated drilling commitments(2)	21,843	21,843	—	—	—
Drilling rig contracts(3)	43,812	23,440	20,372	—	—
Asset retirement obligations	13,824	411	958	2,826	9,629
Gas processing and transportation agreement(4)	3,750	2,102	1,648	—	—
Gas plant engineering, procurement, construction and installation agreement (5)	2,098	2,098	—	—	—
Total contractual cash obligations	$513,184	$52,110	$27,872	$7,913	$425,289
__________________

(1)
At September 30, 2015, we had no borrowings outstanding under our Credit Agreement and approximately $0.6 million in outstanding letters of credit issued pursuant to the Credit Agreement. At September 30, 2015, the Credit Agreement was scheduled to mature in December 2016; it was amended in October 2015 to extend the maturity to October 2020.

(2)
At September 30, 2015, we had outstanding commitments to participate in the drilling and completion of various non-operated wells. Our working interests in these wells are typically small, and several of these wells were in progress at September 30, 2015. If all of these wells are drilled and completed, we will have minimum outstanding aggregate commitments for our participation in these wells of $21.8 million at September 30, 2015, which we expect to incur within the next few months.

(3)
We do not own or operate our own drilling rigs, but instead enter into contracts with third parties for such rigs. These contracts establish daily rates for the drilling rigs and the term of our commitments for the drilling services to be provided, which have typically been for one year or less, although we have recently begun to enter into longer-term contracts in order to secure new drilling rigs equipped with the latest technology in plays that were until recently experiencing heavy demand for drilling rigs. Should we elect to terminate a contract and if the drilling contractor were unable to secure work for the contracted drilling rig or if the drilling contractor were unable to secure work for the contracted drilling rig at the same daily rates being charged to us prior to the end of their respective contract terms, we would incur termination obligations. Our maximum outstanding aggregate termination obligations under our drilling rig contracts were $43.8 million at September 30, 2015.

(4)
Effective September 1, 2012, we entered into a firm five-year natural gas processing and transportation agreement for a significant portion of our operated natural gas production in South Texas. The undiscounted minimum commitments under this agreement totaled approximately $3.8 million at September 30, 2015.

(5)
We entered into an agreement with a third party for the engineering, procurement, construction and installation of the Processing Plant in 2014. The Processing Plant was designed to process a portion of our natural gas produced from certain of our wells in the Permian Basin, as well as third-party natural gas. The Processing Plant was completed and placed in service in the third quarter of 2015 and was subsequently sold in the fourth quarter of 2015 as part of the sale of the Loving County System (see Note 15 to the unaudited condensed consolidated financial statements in this Quarterly Report). A final payment under this agreement of approximately $2.1 million remained outstanding at September 30, 2015. In conjunction with the sale of the Loving County System, we entered into a 15-year, fixed-fee gathering and processing agreement and provided a volume commitment in exchange for priority one service. The future undiscounted minimum obligation related to the gathering and processing agreement totals approximately $215 million, which is not included in the above table as the sale closed after September 30, 2015.

General Outlook and Trends
For the nine months ended September 30, 2015, oil prices ranged from a low of approximately $38.24 per Bbl occurring in late August to a high of approximately $61.43 per Bbl occurring in early June, based upon the NYMEX West Texas Intermediate oil futures contract price for the earliest delivery date. We realized an average oil price of $47.36 per Bbl ($59.61 per Bbl including realized gains from oil derivatives) for our oil production for the nine months ended September 30, 2015, as compared to $95.45 per Bbl ($93.48 per Bbl including realized losses from oil derivatives) for the nine months ended September 30, 2014. Subsequent to September 30, 2015, oil prices have remained fairly constant and, at November 4, 2015, the NYMEX West Texas Intermediate oil futures contract for the earliest delivery date closed at $46.32 per Bbl, as compared to $77.19 per Bbl at November 4, 2014.
For the nine months ended September 30, 2015, natural gas prices ranged from a high of $3.23 per MMBtu occurring in mid-January to a low of $2.49 per MMBtu occurring in late April, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. We realized a weighted average natural gas price of $2.83 per Mcf ($3.31 per Mcf including aggregate realized gains from natural gas and NGL derivatives) for our natural gas production for the nine months ended September 30, 2015, as compared to $5.53 per Mcf ($5.44 per Mcf including aggregate realized losses from natural gas and NGL derivatives) for the nine months ended September 30, 2014. Because we report our production volumes in two streams, oil and natural gas, including dry and liquids-rich natural gas, revenues associated with extracted natural gas liquids are included with our natural gas revenues, which has the effect of increasing the weighted average natural gas price realized on a per Mcf basis. Since September 30, 2015, natural gas prices have declined further, and at November 4, 2015, the NYMEX Henry Hub natural gas futures contract for the earliest delivery date closed at $2.26 per MMBtu, as compared to $4.13 per MMBtu at November 4, 2014.
In response to the sharp decrease in oil and natural gas prices experienced in late 2014 and early 2015, we reduced our original 2015 estimated capital expenditure budget to $350.0 million (excluding capital expenditures associated with the HEYCO Merger), as compared to actual capital expenditures of $610.4 million for the year ended December 31, 2014. We increased our 2015 capital expenditure budget to $425.0 million (excluding capital expenditures associated with the HEYCO Merger) in August 2015. This increased 2015 capital expenditure budget included the addition of a third drilling rig in the Delaware Basin in late July 2015, as well as capital for our participation in additional non-operated wells, additional acquisitions of oil and natural gas leases and additional midstream investments. We are currently running three drilling rigs in the Delaware Basin, one in Loving County, Texas, one in Eddy County, New Mexico and one in Lea County, New Mexico. We are also participating in non-operated wells in the Delaware Basin as these opportunities arise. We have completed our planned operated drilling and completion activities in the Eagle Ford shale for 2015. We expect to continue to participate in several non-operated Haynesville shale wells drilled by Chesapeake and other operating partners during the remainder of 2015.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value of money and (iii) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. At September 30, 2015, RBC, Comerica Bank, The Bank of Nova Scotia and BMO Harris Financing, Inc. (Bank of Montreal) (or affiliates thereof) were the counterparties for all of our derivative instruments. We have evaluated the credit standing of the counterparties in determining the fair value of our derivative financial instruments. See “Note 9 – Derivative Financial Instruments” to the unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments at September 30, 2015. Such information is incorporated herein by reference.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015 to ensure that (i) information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
On November 4, 2015, we entered into a Second Supplemental Indenture (the “Second Supplemental Indenture” with Wells Fargo Bank, National Association, as trustee (the “Trustee”), which supplements the Indenture, dated as of April 14, 2015 (the “Indenture”), among Matador Resources Company, the Guarantors named therein and the Trustee. Pursuant to the Second Supplemental Indenture, MRC Permian LKE Company, LLC, a wholly-owned subsidiary of Matador Resources Company, was added as a party to and as a guarantor under the Indenture.
The foregoing description of the Second Supplemental Indenture does not purport to be complete and is qualified in its entirety by reference to the Second Supplemental Indenture, which is included in this Quarterly Report on Form 10-Q as Exhibit 4.2 and is incorporated herein by reference.

Item 6. Exhibits
A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATADOR RESOURCES COMPANY

Date: November 5, 2015	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: November 5, 2015	By:	/s/ David E. Lancaster
David E. Lancaster
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Amendment No. 6 to Agreement and Plan of Merger, dated as of July 20, 2015, by and among HEYCO Energy Group, Inc., Matador Resources Company and MRC Delaware Resources, LLC (filed herewith).

2.2	Amendment No. 7 to Agreement and Plan of Merger, dated as of August 24, 2015, by and among HEYCO Energy Group, Inc., Matador Resources Company and MRC Delaware Resources, LLC (filed herewith).

2.3	Amendment No. 8 to Agreement and Plan of Merger, dated as of September 18, 2015, by and among HEYCO Energy Group, Inc., Matador Resources Company and MRC Delaware Resources, LLC (filed herewith).

4.1
First Supplemental Indenture, dated as of October 1, 2015, by and among Matador Resources Company, DLK Wolf Midstream, LLC, the Guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 5, 2015).

4.2
Second Supplemental Indenture, dated as of November 4, 2015, by and among Matador Resources Company, MRC Permian LKE Company, LLC, the Guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed herewith).

10.1
Seventh Amendment to Third Amended and Restated Credit Agreement, dated as of October 16, 2015, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2015).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith).

23.1	Consent of Netherland, Sewell & Associates, Inc. (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Audit report of Netherland, Sewell & Associates, Inc. (filed herewith).

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations - Unaudited, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).