Form 10-Q/A
period 2015-09-30
Matador Resources Co
filed 2015-11-06
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Matador Resources Company (the “Company”) is filing this amendment no. 1 (this “Form 10-Q/A”) to its quarterly report on Form 10-Q for the period ended September 30, 2015 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on November 6, 2015, solely (i) to file Exhibit 10.2 which was inadvertently omitted from the original Form 10-Q filing and (ii) to correct and update the Exhibit Index. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this amendment restates in its entirety Item 6 of the Form 10-Q and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith. Because no financial statements have been included in this amendment and this amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of such certifications have been omitted.

This Form 10-Q/A should be read in conjunction with the Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

Part II-OTHER INFORMATION
Item 6. Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATADOR RESOURCES COMPANY

Date: November 6, 2015	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: November 6, 2015	By:	/s/ David E. Lancaster
David E. Lancaster
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Amendment No. 6 to Agreement and Plan of Merger, dated as of July 20, 2015, by and among HEYCO Energy Group, Inc., Matador Resources Company and MRC Delaware Resources, LLC (filed with the Form 10-Q).

2.2
Amendment No. 7 to Agreement and Plan of Merger, dated as of August 24, 2015, by and among HEYCO Energy Group, Inc., Matador Resources Company and MRC Delaware Resources, LLC (filed with the Form 10-Q).

2.3
Amendment No. 8 to Agreement and Plan of Merger, dated as of September 18, 2015, by and among HEYCO Energy Group, Inc., Matador Resources Company and MRC Delaware Resources, LLC (filed with the Form 10-Q).

4.1
First Supplemental Indenture, dated as of October 1, 2015, by and among Matador Resources Company, DLK Wolf Midstream, LLC, the Guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 5, 2015).

4.2
Second Supplemental Indenture, dated as of November 4, 2015, by and among Matador Resources Company, MRC Permian LKE Company, LLC, the Guarantors named therein, and Wells Fargo Bank, National Association, as trustee (filed with the Form 10-Q).

10.1
Seventh Amendment to Third Amended and Restated Credit Agreement, dated as of October 16, 2015, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2015).

10.2	Separation Agreement and Release, dated as of August 31, 2015, by and between Matador Resources Company and Ryan C. London (filed herewith).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed with the Form 10-Q).

23.1	Consent of Netherland, Sewell & Associates, Inc. (filed with the Form 10-Q).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the Form 10-Q).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the Form 10-Q).

99.1	Audit report of Netherland, Sewell & Associates, Inc. (filed with the Form 10-Q).

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations - Unaudited, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically with the Form 10-Q).