Form 10-Q
period 2017-09-30
Matador Resources Co
filed 2017-11-09
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 6, 2017, there were 108,447,030 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements—Unaudited
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except par value and share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$20,178	$212,884
Restricted cash	10,744	1,258
Accounts receivable
Oil and natural gas revenues	49,885	34,154
Joint interest billings	53,721	19,347
Other	5,406	5,167
Derivative instruments	60	—
Lease and well equipment inventory	4,801	3,045
Prepaid expenses and other assets	5,550	3,327
Total current assets	150,345	279,182
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	2,842,810	2,408,305
Unproved and unevaluated	600,803	479,736
Other property and equipment	240,924	160,795
Less accumulated depletion, depreciation and amortization	(1,987,370)	(1,864,311)
Net property and equipment	1,697,167	1,184,525
Other assets
Derivative instruments	285	—
Other assets	740	958
Total other assets	1,025	958
Total assets	$1,848,537	$1,464,665
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,839	$4,674
Accrued liabilities	158,345	101,460
Royalties payable	53,639	23,988
Amounts due to affiliates	12,749	8,651
Derivative instruments	3,641	24,203
Advances from joint interest owners	4,346	1,700
Amounts due to joint ventures	4,873	4,251
Other current liabilities	663	578
Total current liabilities	252,095	169,505
Long-term liabilities
Senior unsecured notes payable	574,027	573,924
Asset retirement obligations	23,305	19,725
Derivative instruments	209	751
Amounts due to joint ventures	—	1,771
Other long-term liabilities	6,104	7,544
Total long-term liabilities	603,645	603,715
Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock - $0.01 par value, 160,000,000 and 120,000,000 shares authorized; 100,566,054 and 99,518,764 shares issued; and 100,439,595 and 99,511,931 shares outstanding, respectively	1,006	995
Additional paid-in capital	1,455,605	1,325,481
Accumulated deficit	(548,819)	(636,351)
Treasury stock, at cost, 126,459 and 6,833 shares, respectively	(1,589)	—
Total Matador Resources Company shareholders’ equity	906,203	690,125
Non-controlling interest in subsidiaries	86,594	1,320
Total shareholders’ equity	992,797	691,445
Total liabilities and shareholders’ equity	$1,848,537	$1,464,665

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Oil and natural gas revenues	$134,948	$83,079	$363,559	$196,341
Third-party midstream services revenues	3,218	1,566	6,871	2,956
Realized gain (loss) on derivatives	485	885	(1,176)	10,413
Unrealized (loss) gain on derivatives	(12,372)	3,203	21,449	(30,261)
Total revenues	126,279	88,733	390,703	179,449
Expenses
Production taxes, transportation and processing	15,666	12,388	40,348	30,846
Lease operating	16,689	14,605	48,486	41,300
Plant and other midstream services operating	3,096	1,449	8,379	3,537
Depletion, depreciation and amortization	47,800	30,015	123,066	90,185
Accretion of asset retirement obligations	323	276	937	828
Full-cost ceiling impairment	—	—	—	158,633
General and administrative	16,156	13,146	49,671	39,506
Total expenses	99,730	71,879	270,887	364,835
Operating income (loss)	26,549	16,854	119,816	(185,386)
Other income (expense)
Net gain on asset sales and inventory impairment	16	1,073	23	3,140
Interest expense	(8,550)	(6,880)	(26,229)	(20,244)
Other (expense) income	(36)	(141)	1,956	(17)
Total other expense	(8,570)	(5,948)	(24,250)	(17,121)
Income (loss) before income taxes	17,979	10,906	95,566	(202,507)
Income tax (benefit) provision
Current	—	(1,141)	—	(1,141)
Total income tax benefit	—	(1,141)	—	(1,141)
Net income (loss)	17,979	12,047	95,566	(201,366)
Net income attributable to non-controlling interest in subsidiaries	(2,940)	(116)	(8,034)	(209)
Net income (loss) attributable to Matador Resources Company shareholders	$15,039	$11,931	$87,532	$(201,575)
Earnings (loss) per common share
Basic	$0.15	$0.13	$0.87	$(2.24)
Diluted	$0.15	$0.13	$0.87	$(2.24)
Weighted average common shares outstanding
Basic	100,365	93,384	100,141	90,016
Diluted	100,504	93,724	100,580	90,016

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED
(In thousands)
For the Nine Months Ended September 30, 2017

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2017	99,519	$995	$1,325,481	$(636,351)	6	$—	$690,125	$1,320	$691,445
Issuance of common stock pursuant to employee stock compensation plan	527	5	(5)	—	—	—	—	—	—
Common stock issued to Board members and advisors	72	1	(1)	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	14,669	—	—	—	14,669	—	14,669
Stock options exercised, net of options forfeited in net share settlements	448	5	89	—	—	—	94	—	94
Restricted stock forfeited	—	—	—	—	120	(1,589)	(1,589)	—	(1,589)
Purchase of non-controlling interest of less-than-wholly-owned subsidiary	—	—	(1,250)	—	—	—	(1,250)	(1,403)	(2,653)
Contributions related to formation of Joint Venture (see Note 3)	—	—	116,622	—	—	—	116,622	54,878	171,500
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	29,400	29,400
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(5,635)	(5,635)
Current period net income	—	—	—	87,532	—	—	87,532	8,034	95,566
Balance at September 30, 2017	100,566	$1,006	$1,455,605	$(548,819)	126	$(1,589)	$906,203	$86,594	$992,797

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income (loss)	$95,566	$(201,366)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Unrealized (gain) loss on derivatives	(21,449)	30,261
Depletion, depreciation and amortization	123,066	90,185
Accretion of asset retirement obligations	937	828
Full-cost ceiling impairment	—	158,633
Stock-based compensation expense	12,488	9,138
Amortization of debt issuance cost	103	899
Net gain on asset sales and inventory impairment	(23)	(3,140)
Changes in operating assets and liabilities
Accounts receivable	(50,343)	(7,782)
Lease and well equipment inventory	(1,666)	(669)
Prepaid expenses	(2,224)	(74)
Other assets	217	480
Accounts payable, accrued liabilities and other current liabilities	35,068	9,710
Royalties payable	29,651	5,225
Advances from joint interest owners	2,646	3,147
Income taxes payable	—	(2,848)
Other long-term liabilities	(1,521)	3,835
Net cash provided by operating activities	222,516	96,462
Investing activities
Oil and natural gas properties capital expenditures	(517,270)	(288,175)
Expenditures for other property and equipment	(80,560)	(57,148)
Proceeds from sale of assets	977	5,173
Restricted cash	—	43,098
Restricted cash in less-than-wholly-owned subsidiaries	(9,486)	(544)
Net cash used in investing activities	(606,339)	(297,596)
Financing activities
Borrowings under Credit Agreement	—	65,000
Proceeds from issuance of common stock	—	142,350
Cost to issue equity	—	(830)
Proceeds from stock options exercised	2,920	—
Contributions related to formation of Joint Venture	171,500	—
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	29,400	—
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(5,635)	—
Taxes paid related to net share settlement of stock-based compensation	(4,415)	(1,552)
Purchase of non-controlling interest of less-than-wholly-owned subsidiary	(2,653)	—
Net cash provided by financing activities	191,117	204,968
(Decrease) increase in cash	(192,706)	3,834
Cash at beginning of period	212,884	16,732
Cash at end of period	$20,178	$20,566

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
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements, Basis of Presentation, Consolidation and Significant Estimates
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) but do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”) filed with the SEC. The Company consolidates certain subsidiaries and joint ventures that are less than wholly owned and are not involved in oil and natural gas exploration, including San Mateo, and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification 810. The Company proportionately consolidates certain joint ventures that are less than wholly owned and are involved in oil and natural gas exploration. All intercompany accounts and transactions have been eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, which are necessary for a fair presentation of the Company’s interim unaudited condensed consolidated financial statements as of September 30, 2017. Amounts as of December 31, 2016 are derived from the Company’s audited consolidated financial statements included in the Annual Report.
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
Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, the Company is required to perform a ceiling test each quarter that determines a limit, or ceiling, on the capitalized costs of oil and natural gas properties based primarily on the after-tax estimated future net cash flows from oil and natural gas properties using a 10% discount rate and the arithmetic average of first-day-of-the-month oil and natural gas prices for the prior 12-month period. For the three and nine months ended September 30, 2017, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and, as a result, no impairment charge was necessary. For the three months ended September 30, 2016, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and, as a result, no impairment charge was necessary. However, due primarily to declines in oil and natural gas prices in early 2016, the capitalized costs of oil and natural gas properties exceeded the cost center ceiling for the nine months ended September 30, 2016, and as a result, the Company recorded impairment charges to its net capitalized costs of $158.6 million in its interim unaudited condensed consolidated statement of operations.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The Company capitalized approximately $6.1 million and $4.3 million of its general and administrative costs for the three months ended September 30, 2017 and 2016, respectively, and approximately $2.1 million and $0.7 million of its interest expense for the three months ended September 30, 2017 and 2016, respectively. The Company capitalized approximately $16.9 million and $10.3 million of its general and administrative costs for the nine months ended September 30, 2017 and 2016, respectively, and approximately $5.2 million and $2.9 million of its interest expense for the nine months ended September 30, 2017 and 2016, respectively.
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
The following table sets forth the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2017 and 2016 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average common shares outstanding
Basic	100,365	93,384	100,141	90,016
Dilutive effect of options and restricted stock units	139	340	439	—
Diluted weighted average common shares outstanding	100,504	93,724	100,580	90,016
A total of 2.9 million options to purchase shares of the Company’s common stock and 0.1 million restricted stock units were excluded from the diluted weighted average common shares outstanding for the nine months ended September 30, 2016 because their effects were anti-dilutive. Additionally, 1.0 million restricted shares, which are participating securities, were excluded from the calculations above for the nine months ended September 30, 2016, as the security holders do not have the obligation to share in the losses of the Company.
Recent Accounting Pronouncements
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which specifies how and when to recognize revenue. This standard requires expanded disclosures surrounding revenue recognition and is intended to improve, and converge with international standards, the financial reporting requirements for revenue from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for one year to fiscal years beginning after December 15, 2017. Early adoption is permitted for fiscal years beginning after December 15, 2016. In May 2016, the FASB issued ASU 2016-11, which rescinds guidance from the SEC on accounting for gas balancing arrangements and will eliminate the use of the entitlements method. Entities have the option of using either a full retrospective or modified approach to adopt the new standards. In December 2016, the FASB issued ASU 2016-20, which clarifies disclosure requirements in ASU 2014-09. The Company expects to adopt the new guidance effective January 1, 2018 using the modified approach. The Company has reviewed the new guidance, including (i) identification of revenue streams and (ii) review of contracts and procedures currently in place, and is finalizing its evaluation of the impact, if any, on its consolidated financial statements.
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
NOTE 3 - BUSINESS COMBINATION
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
In connection with the Joint Venture, the Company dedicated its current and future leasehold interests in the Rustler Breaks and Wolf asset areas pursuant to 15-year, fixed-fee natural gas, oil and salt water gathering agreements and salt water disposal agreements, effective as of February 1, 2017. In addition, the Company dedicated its current and future leasehold interests in the Rustler Breaks asset area pursuant to a 15-year, fixed fee natural gas processing agreement (see Note 11).
NOTE 4 - EQUITY
On October 10, 2017, the Company completed a public offering of 8.0 million shares of its common stock, receiving proceeds of approximately $208.7 million (before expenses). A portion of the proceeds from this offering were and are being used to acquire approximately 6,600 net acres of additional leasehold and minerals in the Delaware Basin at a total acquisition cost of approximately $38 million and to fund certain midstream initiatives and opportunities, including the acceleration of the drilling of commercial salt water disposal wells in the Rustler Breaks asset area on behalf of San Mateo. The remaining proceeds will be used for other midstream development, acreage acquisitions and general corporate purposes, including to fund a portion of the Company’s current and future capital expenditures.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 5 - ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2017 (in thousands).

Beginning asset retirement obligations	$20,640
Liabilities incurred during period	1,901
Liabilities settled during period	(349)
Revisions in estimated cash flows	794
Accretion expense	937
Ending asset retirement obligations	23,923
Less: current asset retirement obligations(1)	(618)
Long-term asset retirement obligations	$23,305
 _______________

(1)	Included in accrued liabilities in the Company’s interim unaudited condensed consolidated balance sheet at September 30, 2017.
NOTE 6 - DEBT
At September 30, 2017, the Company had $575.0 million of outstanding 6.875% senior notes due 2023, no borrowings outstanding under the Company’s revolving credit agreement (the “Credit Agreement”) and approximately $0.8 million in outstanding letters of credit issued pursuant to the Credit Agreement. At November 6, 2017, the Company had $575.0 million of outstanding 6.875% senior notes due 2023, no borrowings outstanding under the Credit Agreement and approximately $2.1 million in outstanding letters of credit issued pursuant to the Credit Agreement.
Credit Agreement
The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of the Company’s proved oil and natural gas reserves at December 31 and June 30 of each year, respectively. Both the Company and the lenders may request an unscheduled redetermination of the borrowing base once each between scheduled redetermination dates. Early in the fourth quarter of 2017, the lenders completed their review of the Company’s proved oil and natural gas reserves at June 30, 2017, and as a result, on October 25, 2017, the borrowing base was increased to $525.0 million and the maximum facility amount remained at $500.0 million. This October 2017 redetermination constituted the regularly scheduled November 1 redetermination. The Company elected to keep the borrowing commitment at $400.0 million. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected commitment. The Credit Agreement matures on October 16, 2020.
In the event of an increase in the elected commitment, the Company is required to pay a fee to the lenders equal to a percentage of the amount of the increase, which is determined based on market conditions at the time of the increase. Total deferred loan costs were $1.1 million at September 30, 2017, and these costs are being amortized over the term of the Credit Agreement, which approximates amortization of these costs using the effective interest method. If, upon a redetermination of the borrowing base, the borrowing base were to be less than the outstanding borrowings under the Credit Agreement at any time, the Company would be required to provide additional collateral satisfactory in nature and value to the lenders to increase the borrowing base to an amount sufficient to cover such excess or to repay the deficit in equal installments over a period of six months.
The Company believes that it was in compliance with the terms of the Credit Agreement at September 30, 2017.
Senior Unsecured Notes
On April 14, 2015 and December 9, 2016, the Company issued $400.0 million and $175.0 million, respectively, of 6.875% senior notes due 2023 (collectively, the “Notes”). The Notes mature on April 15, 2023, and interest is payable semi-annually in arrears on April 15 and October 15 of each year.
On May 24, 2017, pursuant to a registered exchange offer, the Company exchanged all of the $175.0 million of Notes issued on December 9, 2016, which were privately placed, for a like principal amount of 6.875% senior notes due 2023 that have been registered under the Securities Act of 1933, as amended. The terms of such registered Notes are substantially the

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 6 - DEBT - Continued

same as the terms of the original Notes except that the transfer restrictions, registration rights and provisions for additional interest relating to the original Notes do not apply to the registered Notes.
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
The following presents condensed consolidating financial information of the issuer (Matador), the Non-Guarantor Subsidiaries, the Guarantor Subsidiaries and all entities on a consolidated basis (in thousands). Elimination entries are necessary to combine the entities. This financial information is presented in accordance with the requirements of Rule 3-10 of Regulation S-X. The following financial information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantor Subsidiaries operated as independent entities.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 6 - DEBT - Continued

Condensed Consolidating Balance Sheet September 30, 2017
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Intercompany receivable	$392,082	$—	$2,028	$(394,110)	$—
Third-party current assets	635	11,676	138,034	—	150,345
Net property and equipment	—	185,464	1,511,703	—	1,697,167
Investment in subsidiaries	1,107,280	—	90,993	(1,198,273)	—
Third-party long-term assets	—	—	1,025	—	1,025
Total assets	$1,499,997	$197,140	$1,743,783	$(1,592,383)	$1,848,537
LIABILITIES AND EQUITY
Intercompany payable	$1,314	$714	$392,082	$(394,110)	$—
Third-party current liabilities	18,453	18,191	215,451	—	252,095
Senior unsecured notes payable	574,027	—	—	—	574,027
Other third-party long-term liabilities	—	648	28,970	—	29,618
Total equity attributable to Matador Resources Company	906,203	90,993	1,107,280	(1,198,273)	906,203
Non-controlling interest in subsidiaries	—	86,594	—	—	86,594
Total liabilities and equity	$1,499,997	$197,140	$1,743,783	$(1,592,383)	$1,848,537

Condensed Consolidating Balance Sheet December 31, 2016
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Intercompany receivable	$316,791	$3,571	$12,091	$(332,453)	$—
Third-party current assets	101,102	4,242	173,838	—	279,182
Net property and equipment	33	113,107	1,071,385	—	1,184,525
Investment in subsidiaries	856,762	—	90,275	(947,037)	—
Third-party long-term assets	—	—	958	—	958
Total assets	$1,274,688	$120,920	$1,348,547	$(1,279,490)	$1,464,665
LIABILITIES AND EQUITY
Intercompany payable	$—	$12,091	$320,362	$(332,453)	$—
Third-party current liabilities	9,265	16,632	143,608	—	169,505
Senior unsecured notes payable	573,924	—	—	—	573,924
Other third-party long-term liabilities	1,374	602	27,815	—	29,791
Total equity attributable to Matador Resources Company	690,125	90,275	856,762	(947,037)	690,125
Non-controlling interest in subsidiaries	—	1,320	—	—	1,320
Total liabilities and equity	$1,274,688	$120,920	$1,348,547	$(1,279,490)	$1,464,665

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 6 - DEBT - Continued

Condensed Consolidating Statement of Operations For the Three Months Ended September 30, 2017
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$11,242	$122,675	$(7,638)	$126,279
Total expenses	1,175	5,253	100,940	(7,638)	99,730
Operating (loss) income	(1,175)	5,989	21,735	—	26,549
Net gain on asset sales and inventory impairment	—	—	16	—	16
Interest expense	(8,550)	—	—	—	(8,550)
Other income	27	11	(74)	—	(36)
Earnings in subsidiaries	24,674	—	2,997	(27,671)	—
Income before income taxes	14,976	6,000	24,674	(27,671)	17,979
Total income tax (benefit) provision	(63)	63	—	—	—
Net income attributable to non-controlling interest in subsidiaries	—	(2,940)	—	—	(2,940)
Net income attributable to Matador Resources Company shareholders	$15,039	$2,997	$24,674	$(27,671)	$15,039

Condensed Consolidating Statement of Operations For the Three Months Ended September 30, 2016
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$4,993	$86,965	$(3,225)	$88,733
Total expenses	1,018	2,043	72,043	(3,225)	71,879
Operating (loss) income	(1,018)	2,950	14,922	—	16,854
Net gain on asset sales and inventory impairment	—	—	1,073	—	1,073
Interest expense	(6,880)	—	—	—	(6,880)
Other expense	—	—	(141)	—	(141)
Income earnings in subsidiaries	19,800	—	2,805	(22,605)	—
Income before income taxes	11,902	2,950	18,659	(22,605)	10,906
Total income tax (benefit) provision	(29)	29	(1,141)	—	(1,141)
Net income attributable to non-controlling interest in subsidiaries	—	(116)	—	—	(116)
Net income attributable to Matador Resources Company shareholders	$11,931	$2,805	$19,800	$(22,605)	$11,931

Condensed Consolidating Statement of Operations For the Nine Months Ended September 30, 2017
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$32,179	$382,520	$(23,996)	$390,703
Total expenses	4,021	13,935	276,927	(23,996)	270,887
Operating (loss) income	(4,021)	18,244	105,593	—	119,816
Net gain on asset sales and inventory impairment	—	—	23	—	23
Interest expense	(26,229)	—	—	—	(26,229)
Other income	27	37	1,892	—	1,956
Earnings in subsidiaries	117,574	—	10,066	(127,640)	—
Income before income taxes	87,351	18,281	117,574	(127,640)	95,566
Total income tax (benefit) provision	(181)	181	—	—	—
Net income attributable to non-controlling interest in subsidiaries	—	(8,034)	—	—	(8,034)
Net income attributable to Matador Resources Company shareholders	$87,532	$10,066	$117,574	$(127,640)	$87,532

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 6 - DEBT - Continued

Condensed Consolidating Statement of Operations For the Nine Months Ended September 30, 2016
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$9,520	$175,789	$(5,860)	$179,449
Total expenses	3,985	4,420	362,290	(5,860)	364,835
Operating (loss) income	(3,985)	5,100	(186,501)	—	(185,386)
Net gain on asset sales and inventory impairment	—	—	3,140	—	3,140
Interest expense	(20,244)	—	—	—	(20,244)
Other expense	—	—	(17)	—	(17)
(Loss) earnings in subsidiaries	(177,400)	—	4,837	172,563	—
(Loss) income before income taxes	(201,629)	5,100	(178,541)	172,563	(202,507)
Total income tax (benefit) provision	(54)	54	(1,141)	—	(1,141)
Net income attributable to non-controlling interest in subsidiaries	—	(209)	—	—	(209)
Net (loss) income attributable to Matador Resources Company shareholders	$(201,575)	$4,837	$(177,400)	$172,563	$(201,575)

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2017
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(99,546)	$24,075	$297,987	$—	$222,516
Net cash provided by (used in) investing activities	33	(85,114)	(387,378)	(133,880)	(606,339)
Net cash provided by (used in) financing activities	—	58,732	(1,495)	133,880	191,117
(Decrease) increase in cash	(99,513)	(2,307)	(90,886)	—	(192,706)
Cash at beginning of period	99,795	2,307	110,782	—	212,884
Cash at end of period	$282	$—	$19,896	$—	$20,178

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2016
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(28,752)	$(2,726)	$127,940	$—	$96,462
Net cash used in investing activities	(112,720)	(51,904)	(300,201)	167,229	(297,596)
Net cash provided by financing activities	141,520	54,510	176,167	(167,229)	204,968
Increase (decrease) in cash	48	(120)	3,906	—	3,834
Cash at beginning of period	80	186	16,466	—	16,732
Cash at end of period	$128	$66	$20,372	$—	$20,566
NOTE 7 - INCOME TAXES
The Company’s deferred tax assets exceeded its deferred tax liabilities at September 30, 2017 due to the deferred tax assets generated by the full-cost ceiling impairment charges recorded in prior periods. The Company established a valuation allowance against most of the deferred tax assets beginning in the third quarter of 2015 and retained a full valuation allowance at September 30, 2017 due to uncertainties regarding the future realization of its deferred tax assets. The valuation allowance will continue to be recognized until the realization of future deferred tax benefits are more likely than not to be utilized.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 8 - STOCK-BASED COMPENSATION

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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2017, the Company had various costless collar and swap contracts open and in place to mitigate its exposure to oil and natural gas price volatility, each with a specific term (calculation period), notional quantity (volume hedged), price floor and ceiling for the costless collars and fixed price for the swaps. Each contract is set to expire at varying times during 2017 and 2018.
The following is a summary of the Company’s open costless collar contracts for oil and natural gas and open swap contracts for oil and Natural Gas Liquids (“NGL”) at September 30, 2017.

Commodity	Calculation Period	Notional Quantity (Bbl or MMBtu)	Weighted Average Price Floor ($/Bbl or $/MMBtu)	Weighted Average Price Ceiling ($/Bbl or $/MMBtu)	Fair Value of Asset (Liability) (thousands)
Oil	10/01/2017 - 12/31/2017	1,230,000	$45.17	$55.75	$(1,452)
Oil	01/01/2018 - 12/31/2018	2,880,000	$44.27	$60.29	670
Natural Gas	10/01/2017 - 12/31/2017	6,270,000	$2.51	$3.60	(129)
Natural Gas	01/01/2018 - 12/31/2018	16,800,000	$2.58	$3.67	(249)
Total open costless collar contracts					$(1,160)

Commodity	Calculation Period	Notional Quantity (Bbl or Gal)	Fixed Price ($/Bbl or $/Gal)	Fair Value of Asset (Liability) (thousands)
Oil Basis Swaps	01/01/2018 - 12/31/2018	5,220,000	$(1.02)	$(2,337)
NGL	10/01/2017 - 12/31/2017	900,000	$0.89	(8)
Total open swap contracts				$(2,345)
Total open derivative financial instruments				$(3,505)
These derivative financial instruments are subject to master netting arrangements, and all but one counterparty allow for cross-commodity master netting provided the settlement dates for the commodities are the same. The Company does not present different types of commodities with the same counterparty on a net basis in its interim unaudited condensed consolidated balance sheets.
 The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the interim unaudited condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the condensed consolidated balance sheets	Net amounts presented in the condensed consolidated balance sheets
September 30, 2017
Current assets	$89,456	$(89,396)	$60
Other assets	29,939	(29,654)	285
Current liabilities	(93,037)	89,396	(3,641)
Other liabilities	(29,863)	29,654	(209)
Total	$(3,505)	$—	$(3,505)
December 31, 2016
Current liabilities	$(24,203)	$—	$(24,203)
Other liabilities	(751)	—	(751)
Total	$(24,954)	$—	$(24,954)

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

		Three Months Ended September 30,		Nine Months Ended September 30,
Type of Instrument	Location in Condensed Consolidated Statement of Operations	2017	2016	2017	2016
Derivative Instrument
Oil	Revenues: Realized gain (loss) on derivatives	$485	$837	$(568)	$6,861
Natural Gas	Revenues: Realized gain (loss) on derivatives	—	48	(608)	3,552
Realized gain (loss) on derivatives		485	885	(1,176)	10,413
Oil	Revenues: Unrealized (loss) gain on derivatives	(12,479)	2,007	15,949	(24,967)
Natural Gas	Revenues: Unrealized gain (loss) on derivatives	115	1,196	5,508	(5,294)
NGL	Revenues: Unrealized loss on derivatives	(8)	—	(8)	—
Unrealized (loss) gain on derivatives		(12,372)	3,203	21,449	(30,261)
Total		$(11,887)	$4,088	$20,273	$(19,848)
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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of September 30, 2017 and December 31, 2016 (in thousands).

	Fair Value Measurements at September 30, 2017 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil, natural gas and NGL derivatives	$—	$345	$—	$345
Oil, natural gas and NGL derivatives	—	(3,850)	—	(3,850)
Total	$—	$(3,505)	$—	$(3,505)

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
Other Fair Value Measurements
At September 30, 2017 and December 31, 2016, the carrying values reported on the interim unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners, amounts due to joint ventures and other current liabilities approximated their fair values due to their short-term maturities.
At September 30, 2017 and December 31, 2016, the fair value of the Notes was $610.2 million and $605.2 million, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Salt Water Disposal Commitments
Eagle Ford
Effective September 1, 2012, the Company entered into a firm five-year natural gas processing and transportation agreement whereby the Company committed to transport the anticipated natural gas production from a significant portion of its Eagle Ford acreage in South Texas through the counterparty’s system for processing at the counterparty’s facilities. The agreement also included firm transportation of the natural gas liquids extracted at the counterparty’s processing plant downstream for fractionation. After processing, the residue natural gas was purchased by the counterparty at the tailgate of its processing plant and further transported under its natural gas transportation agreements. The arrangement contained fixed processing and liquids transportation and fractionation fees, and the revenue the Company received varied with the quality of natural gas transported to the processing facilities and the contract period.
Under this agreement, if the Company did not meet 80% of the maximum thermal quantity transportation and processing commitments in a contract year, it would be required to pay a deficiency fee per MMBtu of natural gas deficiency. Any quantity in excess of the maximum MMBtu delivered in a contract year could be carried over to the next contract year for purposes of calculating the natural gas deficiency. During certain prior periods, the Company had an immaterial natural gas deficiency, and the counterparty to this agreement waived the deficiency fee. The Company paid $0.4 million and $0.7 million in processing and transportation fees under this agreement during the three months ended September 30, 2017 and 2016, respectively, and $1.4 million and $2.4 million in processing and transportation fees under this agreement during the nine months ended September 30, 2017 and 2016, respectively.
This agreement terminated August 31, 2017. As of September 30, 2017, there was no future undiscounted minimum payment under this agreement.
Delaware Basin — Loving County, Texas Natural Gas Processing
In late 2015, the Company entered into a 15-year, fixed-fee natural gas gathering and processing agreement whereby the Company committed to deliver the anticipated natural gas production from a significant portion of its Loving County, Texas acreage in West Texas through the counterparty’s gathering system for processing at the counterparty’s facilities. Under this agreement, if the Company does not meet the volume commitment for transportation and processing at the facilities in a contract year, it will be required to pay a deficiency fee per MMBtu of natural gas deficiency. At the end of each year of the agreement, the Company can elect to have the previous year’s actual transportation and processing volumes be the new minimum commitment for each of the remaining years of the contract. As such, the Company has the ability to unilaterally reduce the gathering and processing commitment if the Company’s production in the Loving County area is less than the Company’s currently projected production. If the Company ceased operations in this area at September 30, 2017, the total deficiency fee required to be paid would be approximately $11.4 million. In addition, if the Company elects to reduce the gathering and processing commitment in any year, the Company has the ability to elect to increase the committed volumes in

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 11 - COMMITMENTS AND CONTINGENCIES - Continued

any future year to the originally agreed gathering and processing commitment. Any quantity in excess of the volume commitment delivered in a contract year can be carried over to the next contract year for purposes of calculating the natural gas deficiency. The Company paid approximately $4.0 million and $2.4 million in natural gas processing and gathering fees under this agreement during the three months ended September 30, 2017 and 2016, respectively, and $10.8 million and $7.1 million in natural gas processing and gathering fees under this agreement during the nine months ended September 30, 2017 and 2016, respectively. The Company can elect to either sell the residue gas to the counterparty at the tailgate of its processing plants or have the counterparty deliver to the Company the residue gas in-kind to be sold to third parties downstream of the plants.
Delaware Basin — San Mateo
In connection with the Joint Venture, effective as of February 1, 2017, the Company dedicated its current and future leasehold interests in the Rustler Breaks and Wolf asset areas pursuant to 15-year, fixed-fee natural gas, oil and salt water gathering agreements and salt water disposal agreements. In addition, the Company dedicated its current and future leasehold interests in the Rustler Breaks asset area pursuant to a 15-year, fixed-fee natural gas processing agreement (collectively with the gathering and salt water disposal agreements, the “Operational Agreements”). The Joint Venture provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The minimum contractual obligation under the Operational Agreements at September 30, 2017 was approximately $245.6 million.
Beginning in May 2017, a subsidiary of San Mateo entered into certain agreements with third parties for the engineering, procurement, construction and installation of an expansion of the Black River Processing Plant, including required compression. The expansion is expected to be placed into service in 2018. San Mateo’s total commitments under these agreements are $57.0 million. The subsidiary of San Mateo paid approximately $22.4 million and $32.3 million under these agreements during the three and nine months ended September 30, 2017, respectively. As of September 30, 2017, the remaining obligations under these agreements were $24.7 million, which are expected to be incurred within the next year.
Other Commitments
The Company does not own or operate its own drilling rigs, but instead enters into contracts with third parties for such drilling rigs. These contracts establish daily rates for the drilling rigs and the term of the Company’s commitment for the drilling services to be provided. The Company would incur a termination obligation if the Company elected to terminate a contract and if the drilling contractor were unable to secure replacement work for the contracted drilling rigs or if the drilling contractor were unable to secure replacement work for the contracted drilling rigs at the same daily rates being charged to the Company prior to the end of their respective contract terms. The Company’s undiscounted minimum outstanding aggregate termination obligations under its drilling rig contracts were approximately $36.1 million at September 30, 2017.
At September 30, 2017, the Company had outstanding commitments to participate in the drilling and completion of various non-operated wells. If all of these wells are drilled and completed as proposed, the Company’s minimum outstanding aggregate commitments for its participation in these non-operated wells were approximately $28.5 million at September 30, 2017. The Company expects these costs to be incurred within the next year.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 12 - SUPPLEMENTAL DISCLOSURES

Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at September 30, 2017 and December 31, 2016 (in thousands).

	September 30, 2017	December 31, 2016
Accrued evaluated and unproved and unevaluated property costs	$90,789	$54,273
Accrued support equipment and facilities costs	15,401	15,139
Accrued lease operating expenses	14,217	16,009
Accrued interest on debt	18,228	6,541
Accrued asset retirement obligations	618	915
Accrued partners’ share of joint interest charges	18,018	5,572
Other	1,074	3,011
Total accrued liabilities	$158,345	$101,460
Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the nine months ended September 30, 2017 and 2016 (in thousands).

	Nine Months Ended September 30,
	2017	2016
Cash paid for interest expense, net of amounts capitalized	$14,542	$13,370
Increase in asset retirement obligations related to mineral properties	$2,484	$2,588
(Decrease) increase in asset retirement obligations related to support equipment and facilities	$(138)	$644
Increase (decrease) in liabilities for oil and natural gas properties capital expenditures	$35,940	$(7,849)
Decrease in liabilities for support equipment and facilities	$(247)	$(2,687)
Stock-based compensation expense recognized as liability	$150	$457
Decrease in liabilities for accrued cost to issue equity	$(343)	$—
Transfer of inventory from oil and natural gas properties	$74	$655

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 13 - SEGMENT INFORMATION

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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended September 30, 2017
Oil and natural gas revenues	$134,488	$460	$—	$—	$134,948
Midstream services revenues	—	11,261	—	(8,043)	3,218
Realized gain on derivatives	485	—	—	—	485
Unrealized loss on derivatives	(12,372)	—	—	—	(12,372)
Expenses(1)	86,728	5,598	15,447	(8,043)	99,730
Operating income (loss)(2)	$35,873	$6,123	$(15,447)	$—	$26,549
Total assets	$1,590,677	$222,274	$35,586	$—	$1,848,537
Capital expenditures(3)	$180,686	$35,008	$1,494	$—	$217,188
_____________________

(1)
Includes depletion, depreciation and amortization expenses of $46.1 million and $1.3 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.4 million.

(2)	Includes $2.9 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.

(3)	Includes $17.2 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 13 - SEGMENT INFORMATION - Continued

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended September 30, 2016
Oil and natural gas revenues	$82,794	$285	$—	$—	$83,079
Midstream services revenues	—	5,609	—	(4,043)	1,566
Realized gain on derivatives	885	—	—	—	885
Unrealized gain on derivatives	3,203	—	—	—	3,203
Expenses(1)	60,222	2,277	13,423	(4,043)	71,879
Operating income (loss)(2)	$26,660	$3,617	$(13,423)	$—	$16,854
Total assets	$1,020,648	$124,153	$32,892	$—	$1,177,693
Capital expenditures	$116,279	$17,370	$1,903	$—	$135,552
_____________________

(1)
Includes depletion, depreciation and amortization expenses of $28.9 million and $0.8 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.3 million.

(2)	Includes $116,000 in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Nine Months Ended September 30, 2017
Oil and natural gas revenues	$362,040	$1,519	$—	$—	$363,559
Midstream services revenues	—	32,244	—	(25,373)	6,871
Realized loss on derivatives	(1,176)	—	—	—	(1,176)
Unrealized gain on derivatives	21,449	—	—	—	21,449
Expenses(1)	233,145	16,060	47,055	(25,373)	270,887
Operating income (loss)(2)	$149,168	$17,703	$(47,055)	$—	$119,816
Total assets	$1,590,677	$222,274	$35,586	$—	$1,848,537
Capital expenditures(3)	$554,642	$75,235	$4,710	$—	$634,587
_____________________

(1)
Includes depletion, depreciation and amortization expenses of $118.2 million and $3.8 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $1.1 million.

(2)	Includes $8.0 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.

(3)	Includes $35.8 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 13 - SEGMENT INFORMATION - Continued

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Nine Months Ended September 30, 2016
Oil and natural gas revenues	$195,467	$874	$—	$—	$196,341
Midstream services revenues	—	11,168	—	(8,212)	2,956
Realized gain on derivatives	10,413	—	—	—	10,413
Unrealized loss on derivatives	(30,261)	—	—	—	(30,261)
Expenses(1)	327,585	5,373	40,089	(8,212)	364,835
Operating (loss) income(2)	$(151,966)	$6,669	$(40,089)	$—	$(185,386)
Total assets	$1,020,648	$124,153	$32,892	$—	$1,177,693
Capital expenditures	$278,396	$49,620	$5,485	$—	$333,501
_____________________

(1)
Includes depletion, depreciation and amortization expenses of $87.9 million and $1.7 million for the exploration and production and midstream segments, respectively, and full-cost ceiling impairment expenses of $158.6 million for the exploration and production segment. Also includes corporate depletion, depreciation and amortization expenses of $0.6 million.

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
Third Quarter and Year-to-Date Highlights
For the three months ended September 30, 2017, our total oil equivalent production was 3.9 million BOE, and our average daily oil equivalent production was 41,954 BOE per day, of which 23,538 Bbl per day, or 56%, was oil and 110.5 MMcf per day, or 44%, was natural gas. Our oil production of 2.2 million Bbl for the three months ended September 30, 2017 increased 57% year-over-year from 1.4 million Bbl for the three months ended September 30, 2016. Our natural gas production of 10.2 Bcf for the three months ended September 30, 2017 increased 28% year-over-year from 8.0 Bcf for the three months ended September 30, 2016. For the nine months ended September 30, 2017, our total oil equivalent production was 10.2 million BOE, and our average daily oil equivalent production was 37,325 BOE per day, of which 20,447 Bbl per day, or 55%, was oil and 101.3 MMcf per day, or 45%, was natural gas. Our oil production of 5.6 million Bbl for the nine months ended September 30, 2017 increased 53% year-over-year from 3.7 million Bbl for the nine months ended September 30, 2016. Our natural gas production of 27.6 Bcf for the nine months ended September 30, 2017 increased 22% year-over-year from 22.6 Bcf for the nine months ended September 30, 2016.
For the third quarter of 2017, we reported net income attributable to Matador Resources Company shareholders of approximately $15.0 million, or $0.15 per diluted common share on a GAAP basis, as compared to net income attributable to Matador Resources Company shareholders of $11.9 million, or $0.13 per diluted common share, for the third quarter of 2016. For the third quarter of 2017, our Adjusted EBITDA attributable to Matador Resources Company shareholders (“Adjusted EBITDA”), a non-GAAP financial measure, was $84.8 million, as compared to Adjusted EBITDA of $47.3 million during the third quarter of 2016. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss)

and net cash provided by operating activities, see “— Liquidity and Capital Resources — Non-GAAP Financial Measures.” For more information regarding our financial results for the third quarter of 2017, see “— Results of Operations” below.
For the nine months ended September 30, 2017, we reported net income attributable to Matador Resources Company shareholders of approximately $87.5 million, or $0.87 per diluted common share, on a GAAP basis, as compared to a net loss attributable to Matador Resources Company shareholders of $201.6 million, or $2.24 per diluted common share, for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, our Adjusted EBITDA, a non-GAAP financial measure, was $227.4 million, as compared to Adjusted EBITDA of $103.4 million during the nine months ended September 30, 2016. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “— Liquidity and Capital Resources — Non-GAAP Financial Measures.” For more information regarding our financial results for the third quarter of 2017, see “— Results of Operations” below.
During the third quarter of 2017, we continued our focus on the exploration, delineation and development of our Delaware Basin acreage in Loving County, Texas and Lea and Eddy Counties, New Mexico. We began 2017 operating four drilling rigs in the Delaware Basin and continued to do so throughout the first quarter of 2017. In late April 2017, we added a fifth drilling rig in the Delaware Basin. During the third quarter of 2017, we took delivery of a sixth drilling rig for the purpose of drilling a second commercial salt water disposal well in the Rustler Breaks asset area for San Mateo. The salt water disposal well was not ready to spud until early August 2017, and, in the interim, we used this rig to drill one additional oil and natural gas well in our Rustler Breaks asset area. Subsequent to drilling this second salt water disposal well, San Mateo elected to commission the drilling and completion of three additional commercial salt water disposal wells and the construction of associated commercial salt water disposal facilities in the Rustler Breaks asset area, resulting in five commercial salt water disposal wells in the Rustler Breaks asset area by mid-2018.
We finished drilling our five-well program in the Eagle Ford shale in South Texas in the second quarter of 2017. Two of these wells were completed and turned to sales in the second quarter of 2017. The other three gross (3.0 net) wells were completed and turned to sales in early July 2017. The rig used to drill these five wells was released in May 2017, and we have no additional operated drilling activities planned in the Eagle Ford shale for the remainder of 2017.
We completed and turned to sales a total of 26 gross (17.9 net) wells in the Delaware Basin during the third quarter of 2017, including 19 gross (16.0 net) operated and seven gross (1.9 net) non-operated horizontal wells. In the Rustler Breaks and Antelope Ridge asset areas, we began producing oil and natural gas from a total of 19 gross (12.6 net) wells during the third quarter of 2017, including 13 gross (10.8 net) operated and six gross (1.8 net) non-operated wells. Of the 13 gross operated wells in the Rustler Breaks asset area, ten were Wolfcamp A-XY completions, two were Wolfcamp B-Blair completions and one was a Second Bone Spring completion. In addition, we began producing oil and natural gas from two gross (2.0 net) operated wells in the Wolf asset area during the third quarter of 2017, including our first operated completions in the Wolf asset area in the Wolfcamp B and Avalon formations. In the Ranger and Arrowhead asset areas, we began producing oil and natural gas from five gross (3.3 net) wells, including four gross (3.2 net) operated wells and one gross (0.1 net) non-operated well during the third quarter of 2017.
As a result of our ongoing drilling and completion operations in these asset areas, our Delaware Basin production has continued to increase over the past twelve months. Our total Delaware Basin production for the third quarter of 2017 was 30,707 BOE per day, consisting of 18,689 Bbl of oil per day and 72.1 MMcf of natural gas per day, a 66% increase from production of 18,498 BOE per day, consisting of 11,751 Bbl of oil per day and 40.5 MMcf of natural gas per day, in the third quarter of 2016. The Delaware Basin contributed approximately 79% of our daily oil production and approximately 65% of our daily natural gas production in the third quarter of 2017, as compared to approximately 79% of our daily oil production and approximately 47% of our daily natural gas production in the third quarter of 2016.
During the third quarter of 2017 and through November 6, 2017, we acquired approximately 9,700 net acres in the Delaware Basin, mostly in and around our existing acreage positions, including new leasing activities and acquisitions of small interests from mineral and working interest owners in our operated wells. From January 1 through November 6, 2017, we acquired approximately 25,000 net acres in the Delaware Basin, including a small volume of associated production, for a total acquisition cost of approximately $224 million. At November 6, 2017, we held approximately 201,100 gross (115,700 net) acres in the Permian Basin in Southeast New Mexico and West Texas, primarily in the Delaware Basin in Lea and Eddy Counties, New Mexico and Loving County, Texas. We plan to continue our leasing and acquisitions efforts in the Delaware Basin during the remainder of 2017 and may also continue acquiring acreage in the Eagle Ford and Haynesville shales as strategic opportunities are identified.
On October 10, 2017, we completed a public offering of 8.0 million shares of our common stock, receiving proceeds of approximately $208.7 million (before expenses). A portion of the proceeds from this offering were and are being used to acquire approximately 6,600 net acres of additional leasehold and minerals in the Delaware Basin at a total acquisition cost of approximately $38 million and to fund certain midstream initiatives and opportunities, including the acceleration of the drilling of commercial salt water disposal wells in the Rustler Breaks asset area on behalf of San Mateo. The remaining proceeds will be used for other midstream development, acreage acquisitions and general corporate purposes, including to fund a portion of our current and future capital expenditures.
2017 Capital Expenditure Budget
As of November 6, 2017, we adjusted our anticipated capital expenditures for drilling and completions (including equipping wells for production) from $400 to $420 million to $440 to $465 million, and we adjusted our anticipated midstream capital expenditures from $56 to $64 million to $66 to $74 million. The updated midstream capital expenditures primarily represent our 51% share of the updated 2017 capital expenditure budget of $125 to $140 million for San Mateo. We have allocated substantially all of our estimated 2017 capital expenditures to the further delineation and development of our growing leasehold position and midstream assets in the Delaware Basin, with the exception of amounts allocated to limited operations in the Eagle Ford (including the five operated wells drilled and completed in 2017) and Haynesville shales to maintain and extend leases and to participate in certain non-operated well opportunities. For the remainder of 2017, our Delaware Basin drilling program will continue to focus on the development of the Wolf and Rustler Breaks asset areas and the further delineation and development of the Jackson Trust, Ranger/Arrowhead, Antelope Ridge and Twin Lakes asset areas, although we may also continue to delineate previously untested zones in the Wolf and Rustler Breaks asset areas.
Estimated Proved Reserves
The following table sets forth our estimated total proved oil and natural gas reserves at September 30, 2017, December 31, 2016 and September 30, 2016. Our production and proved reserves are reported in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Where we produce liquids-rich natural gas, such as in the Delaware Basin and the Eagle Ford shale, the economic value of the natural gas liquids associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the natural gas liquids are extracted and sold. The reserves estimates were based on evaluations prepared by our engineering staff in accordance with the SEC’s rules for oil and natural gas reserves reporting and do not include any unproved reserves classified as probable or possible that might exist on our properties. In addition, the reserves estimates at December 31, 2016 and September 30, 2016 were audited by an independent reservoir engineering firm, Netherland, Sewell & Associates, Inc.

	September 30, 2017	December 31, 2016	September 30, 2016
Estimated Proved Reserves Data: (1) (2)
Estimated proved reserves:
Oil (MBbl)(3)	83,014	56,977	55,031
Natural Gas (Bcf)(4)	377.1	292.6	279.4
Total (MBOE)(5)	145,860	105,752	101,604
Estimated proved developed reserves:
Oil (MBbl)(3)	31,961	22,604	21,204
Natural Gas (Bcf)(4)	164.4	126.8	118.8
Total (MBOE)(5)	59,357	43,731	41,012
Percent developed	40.7%	41.4%	40.4%
Estimated proved undeveloped reserves:
Oil (MBbl)(3)	51,053	34,373	33,827
Natural Gas (Bcf)(4)	212.7	165.9	160.6
Total (MBOE)(5)	86,503	62,021	60,592
Standardized Measure(6) (in millions)	$1,096.2	$575.0	$516.8
PV-10(7) (in millions)	$1,225.9	$581.5	$524.7
_______________

(1)	Numbers in table may not total due to rounding.

(2)
Our estimated proved reserves, Standardized Measure and PV-10 were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic averages of the first-day-of-the-month prices for the period from October 2016 through September 2017 were $46.27 per Bbl for oil and $3.00 per MMBtu for natural gas, for the period from January 2016 through December 2016 were $39.25 per Bbl for oil and $2.48 per MMBtu for natural gas and for the period from October 2015 through September 2016 were $38.17 per Bbl for oil and $2.28 per MMBtu for natural gas. These prices were adjusted by property for quality, energy content, regional price differentials, transportation fees, marketing deductions and other factors affecting the price received at the wellhead. We report our proved reserves in two streams, oil and natural gas, and the economic value of the natural gas liquids associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the natural gas liquids are extracted and sold.

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

(7)
PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. PV-10 is not an estimate of the fair market value of our properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies and of the potential return on investment related to the companies’ properties without regard to the specific tax characteristics of such entities. Our PV-10 at September 30, 2017, December 31, 2016 and September 30, 2016 may be reconciled to the Standardized Measure of discounted future net cash flows at such dates by reducing our PV-10 by the discounted future income taxes associated with such reserves. The discounted future income taxes at September 30, 2017, December 31, 2016 and September 30, 2016 were $129.7 million, $6.5 million and $7.9 million, respectively.

At September 30, 2017, our estimated total proved oil and natural gas reserves were 145.9 million BOE, including 83.0 million Bbl of oil and 377.1 Bcf of natural gas, with a Standardized Measure of $1,096.2 million and a PV-10, a non-GAAP financial measure, of $1,225.9 million. At December 31, 2016, our estimated total proved oil and natural gas reserves were 105.8 million BOE, including 57.0 million Bbl of oil and 292.6 Bcf of natural gas, and at September 30, 2016, our estimated total proved oil and natural gas reserves were 101.6 million BOE, including 55.0 million Bbl of oil and 279.4 Bcf of natural gas. Our proved oil reserves of 83.0 million Bbl at September 30, 2017 increased 46%, as compared to 57.0 million Bbl at December 31, 2016, and increased 51%, as compared to 55.0 million Bbl at September 30, 2016. At September 30, 2017, approximately 41% of our total proved reserves were proved developed reserves, 57% of our total proved reserves were oil and 43% of our total proved reserves were natural gas.
As a result of our drilling, completion and delineation activities in Southeast New Mexico and West Texas since 2014, our Delaware Basin oil and natural gas reserves have become a more significant component of our total oil and natural gas reserves. Our estimated Delaware Basin proved oil and natural gas reserves increased 66% from 74.0 million BOE at September 30, 2016, or 73% of our total proved oil and natural gas reserves, including 44.1 million Bbl of oil and 179.3 Bcf of natural gas, to 122.7 million BOE, or 84% of our total proved oil and natural gas reserves, including 74.4 million Bbl of oil and 289.7 Bcf of natural gas, at September 30, 2017.
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

Results of Operations
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Data:
Revenues (in thousands):(1)
Oil	$100,150	$58,589	$265,107	$141,437
Natural gas	34,798	24,490	98,452	54,904
Total oil and natural gas revenues	134,948	83,079	363,559	196,341
Third-party midstream services revenues	3,218	1,566	6,871	2,956
Realized gain (loss) on derivatives	485	885	(1,176)	10,413
Unrealized (loss) gain on derivatives	(12,372)	3,203	21,449	(30,261)
Total revenues	$126,279	$88,733	$390,703	$179,449
Net Production Volumes:(1)
Oil (MBbl)(2)	2,166	1,376	5,582	3,650
Natural gas (Bcf)(3)	10.2	8.0	27.6	22.6
Total oil equivalent (MBOE)(4)	3,860	2,703	10,190	7,423
Average daily production (BOE/d)(5)	41,954	29,381	37,325	27,091
Average Sales Prices:
Oil, without realized derivatives (per Bbl)	$46.25	$42.57	$47.49	$38.75
Oil, with realized derivatives (per Bbl)	$46.47	$43.18	$47.39	$40.63
Natural gas, without realized derivatives (per Mcf)	$3.42	$3.08	$3.56	$2.43
Natural gas, with realized derivatives (per Mcf)	$3.42	$3.08	$3.54	$2.58
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
Three Months Ended September 30, 2017 as Compared to Three Months Ended September 30, 2016
Oil and natural gas revenues. Our oil and natural gas revenues increased $51.9 million to $134.9 million, or 62%, for the three months ended September 30, 2017, as compared to $83.1 million for the three months ended September 30, 2016. Our oil revenues increased $41.6 million, or 71%, to $100.2 million for the three months ended September 30, 2017, as compared to $58.6 million for the three months ended September 30, 2016. The increase in oil revenues resulted from (i) a higher weighted average oil price realized for the three months ended September 30, 2017 of $46.25 per Bbl, as compared to $42.57 per Bbl realized for the three months ended September 30, 2016, and (ii) the 57% increase in oil production to 2.2 million Bbl of oil for the three months ended September 30, 2017, or about 23,538 Bbl of oil per day, as compared to 1.4 million Bbl of oil, or about 14,960 Bbl of oil per day, for the three months ended September 30, 2016. The increase in oil production is primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin, but also to production from the five operated wells we completed and turned to sales in the Eagle Ford shale late in the second quarter and early in the third quarter of 2017. Our natural gas revenues increased by $10.3 million, or 42%, to $34.8 million for the three months ended September 30, 2017, as compared to $24.5 million for the three months ended September 30, 2016. The increase in natural gas revenues resulted from (i) a higher weighted average natural gas price realized for the three months ended September 30, 2017 of $3.42 per Mcf, as compared to $3.08 per Mcf realized for the three months ended September 30, 2016, and (ii) the 28% increase in our natural gas production to 10.2 Bcf for the three months ended September 30, 2017, as compared to 8.0 Bcf for the three months ended September 30, 2016. The increase in natural gas production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin.

Third-party midstream services revenues. Our third-party midstream services revenues increased $1.7 million to $3.2 million, or 105%, for the three months ended September 30, 2017, as compared to $1.6 million for the three months ended September 30, 2016. This increase was primarily attributable to a significant increase in natural gas gathering and processing revenues to approximately $2.8 million for the three months ended September 30, 2017, as compared to $1.0 million for the three months ended September 30, 2016, due to (i) our natural gas gathering system and the Black River cryogenic natural gas processing plant in the Rustler Breaks asset area (the “Black River Processing Plant”) being placed into service in the second half of 2016 and (ii) increased natural gas production in our Rustler Breaks and Wolf asset areas.
Realized gain on derivatives. Our realized net gain on derivatives was $0.5 million for the three months ended September 30, 2017, as compared to a realized net gain of $0.9 million for the three months ended September 30, 2016. We realized a net gain of $0.5 million from our oil derivative contracts for the three months ended September 30, 2017 resulting from oil prices below the floor prices of certain of our oil costless collar contracts. We realized a net gain of $0.8 million from our oil derivative contracts for the three months ended September 30, 2016 resulting from oil prices that were below the floor prices of the majority of our oil costless collar contracts. We realized an average gain of approximately $0.39 per Bbl hedged on all of our open oil costless collar contracts during the three months ended September 30, 2017, as compared to an average gain of $1.21 per Bbl hedged on all of our open oil costless collar contracts for the three months ended September 30, 2016. Our oil volumes hedged for the three months ended September 30, 2017 were 78% higher as compared to the three months ended September 30, 2016. We did not realize a gain or loss per MMBtu hedged on any of our open natural gas collar contracts during the three months ended September 30, 2017, as compared to an average gain of approximately $0.02 per MMBtu hedged on all of our open natural gas costless collar contracts for the three months ended September 30, 2016. Our total natural gas volumes hedged for the three months ended September 30, 2017 were 109% higher than the total natural gas volumes hedged for the three months ended September 30, 2016.
Unrealized (loss) gain on derivatives. Our unrealized net loss on derivatives was $12.4 million for the three months ended September 30, 2017, as compared to an unrealized net gain of $3.2 million for the three months ended September 30, 2016. During the three months ended September 30, 2017, the aggregate net fair value of our open oil and natural gas derivative contracts decreased to a liability of approximately $3.5 million from an asset of $8.9 million at June 30, 2017, resulting in an unrealized net loss on derivatives of $12.4 million for the three months ended September 30, 2017. During the three months ended September 30, 2016, the aggregate net fair value of our open oil and natural gas derivative contracts increased to a liability of $14.0 million from a liability of $17.2 million at June 30, 2016, resulting in an unrealized gain on derivatives of $3.2 million for the three months ended September 30, 2016.
Nine Months Ended September 30, 2017 as Compared to Nine Months Ended September 30, 2016
Oil and natural gas revenues. Our oil and natural gas revenues increased $167.2 million to $363.6 million, or 85%, for the nine months ended September 30, 2017, as compared to $196.3 million for the nine months ended September 30, 2016. Our oil revenues increased $123.7 million, or 87%, to $265.1 million for the nine months ended September 30, 2017, as compared to $141.4 million for the nine months ended September 30, 2016. The increase in oil revenues resulted from (i) a higher weighted average oil price realized for the nine months ended September 30, 2017 of $47.49 per Bbl, as compared to $38.75 per Bbl realized for the nine months ended September 30, 2016, and (ii) the 53% increase in oil production to 5.6 million Bbl of oil in the nine months ended September 30, 2017, or about 20,447 Bbl of oil per day, as compared to 3.7 million Bbl of oil, or about 13,322 Bbl of oil per day, in the nine months ended September 30, 2016. This increased oil production is primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin, but also to production from the five operated wells we completed and turned to sales in the Eagle Ford shale late in the second quarter and early in the third quarter of 2017. Our natural gas revenues increased by $43.5 million, or 79%, to $98.5 million for the nine months ended September 30, 2017, as compared to $54.9 million for the nine months ended September 30, 2016. The increase in natural gas revenues resulted from (i) a higher weighted average natural gas price realized for the nine months ended September 30, 2017 of $3.56 per Mcf, as compared to $2.43 per Mcf realized for the nine months ended September 30, 2016, and (ii) the 22% increase in our natural gas production to 27.6 Bcf for the nine months ended September 30, 2017, as compared to 22.6 Bcf for the nine months ended September 30, 2016. The increase in natural gas production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin.
Third-party midstream services revenues. Our third-party midstream services revenues increased $3.9 million to $6.9 million, or 132%, for the nine months ended September 30, 2017, as compared to $3.0 million for the nine months ended September 30, 2016. This increase was primarily attributable to a significant increase in natural gas gathering and processing revenues to approximately $5.6 million for the nine months ended September 30, 2017, as compared to $1.6 million for the nine months ended September 30, 2016, due to (i) our natural gas gathering system and the Black River Processing Plant being placed into service in the second half of 2016 and (ii) increased natural gas production in our Rustler Breaks and Wolf asset areas.
Realized (loss) gain on derivatives. Our realized net loss on derivatives was $1.2 million for the nine months ended September 30, 2017, as compared to a net gain of approximately $10.4 million for the nine months ended September 30, 2016. We realized net losses of $0.6 million from both our oil and natural gas derivative contracts, respectively, for the nine months ended September 30, 2017, resulting from oil and natural gas prices that were above the ceiling prices of certain of our oil and natural gas costless collar contracts. We realized net gains of $6.9 million and $3.6 million from our oil and natural gas derivative contracts, respectively, for the nine months ended September 30, 2016, resulting from oil and natural gas prices that were below the floor prices of certain of our oil and natural gas costless collar contracts. We realized an average loss of approximately $0.17 per Bbl hedged on all of our open oil costless collar contracts during the nine months ended September 30, 2017, as compared to an average gain of $3.67 per Bbl hedged on all of our open oil costless collar contracts for the nine months ended September 30, 2016. Our oil volumes hedged for the nine months ended September 30, 2017 were 83% higher as compared to the nine months ended September 30, 2016. We realized an average loss of approximately $0.03 per MMBtu hedged on all of our open natural gas costless collar contracts during the nine months ended September 30, 2017, as compared to an average gain of approximately $0.41 per MMBtu hedged on all of our open natural gas costless collar contracts for the nine months ended September 30, 2016. Our total natural gas volumes hedged for the nine months ended September 30, 2017 were 104% higher than the total natural gas volumes hedged for the nine months ended September 30, 2016.
Unrealized gain (loss) on derivatives. Our unrealized gain on derivatives was approximately $21.4 million for the nine months ended September 30, 2017, as compared to an unrealized loss of approximately $30.3 million for the nine months ended September 30, 2016. During the period from December 31, 2016 through September 30, 2017, the aggregate net fair value of our open oil and natural gas derivative contracts increased from a liability of approximately $25.0 million to a liability of approximately $3.5 million, resulting in an unrealized gain on derivatives of approximately $21.4 million for the nine months ended September 30, 2017. This increase is primarily attributable to the decrease in oil and natural gas futures prices during the nine months ended September 30, 2017. During the period from December 31, 2015 through September 30, 2016, the aggregate net fair value of our open oil and natural gas derivative contracts decreased from an asset of approximately $16.3 million to a liability of approximately $14.0 million, resulting in an unrealized loss on derivatives of approximately $30.3 million for the nine months ended September 30, 2016.

Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except expenses per BOE)	2017	2016	2017	2016
Expenses:
Production taxes, transportation and processing	$15,666	$12,388	$40,348	$30,846
Lease operating	16,689	14,605	48,486	41,300
Plant and other midstream services operating	3,096	1,449	8,379	3,537
Depletion, depreciation and amortization	47,800	30,015	123,066	90,185
Accretion of asset retirement obligations	323	276	937	828
Full-cost ceiling impairment	—	—	—	158,633
General and administrative	16,156	13,146	49,671	39,506
Total expenses	$99,730	$71,879	$270,887	$364,835
Operating income (loss)	$26,549	$16,854	$119,816	$(185,386)
Other income (expense):
Net gain on asset sales and inventory impairment	$16	$1,073	$23	$3,140
Interest expense	(8,550)	(6,880)	(26,229)	(20,244)
Other (expense) income	(36)	(141)	1,956	(17)
Total other expense	$(8,570)	$(5,948)	$(24,250)	$(17,121)
Income (loss) before income taxes	$17,979	$10,906	$95,566	$(202,507)
Total income tax benefit	—	(1,141)	—	(1,141)
Net income attributable to non-controlling interest in subsidiaries	(2,940)	(116)	(8,034)	(209)
Net income (loss) attributable to Matador Resources Company shareholders	$15,039	$11,931	$87,532	$(201,575)
Expenses per BOE:
Production taxes, transportation and processing	$4.06	$4.58	$3.96	$4.16
Lease operating	$4.32	$5.40	$4.76	$5.56
Plant and other midstream services operating	$0.80	$0.54	$0.82	$0.48
Depletion, depreciation and amortization	$12.38	$11.10	$12.08	$12.15
General and administrative	$4.19	$4.86	$4.87	$5.32
Three Months Ended September 30, 2017 as Compared to Three Months Ended September 30, 2016
Production taxes, transportation and processing. Our production taxes, transportation and processing expenses increased by $3.3 million to $15.7 million, or 26%, for the three months ended September 30, 2017, as compared to $12.4 million for the three months ended September 30, 2016. The increase in production taxes, transportation and processing expenses was primarily attributable to the increase in our production taxes of $3.4 million to $8.1 million for the three months ended September 30, 2017, as compared to $4.6 million for the three months ended September 30, 2016, primarily due to the 62% increase in oil and natural gas revenues for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. In addition, the production tax rates in New Mexico are higher than production tax rates in Texas. As more of our oil and natural gas production becomes attributable to New Mexico, we expect to continue to experience increased production tax expenses. We realized a decrease in transportation and processing expenses year-over-year primarily as a result of the start-up in late August 2016 of the Black River Processing Plant. On a unit-of-production basis, our production taxes, transportation and processing expenses decreased 11% to $4.06 per BOE for the three months ended September 30, 2017, as compared to $4.58 per BOE for the three months ended September 30, 2016. On a unit-of-production basis, these third quarter 2017 expenses benefited from significantly higher total oil equivalent production, which increased 43% in the third quarter of 2017, as compared to the third quarter of 2016.
Lease operating. Our lease operating expenses increased by $2.1 million to $16.7 million, or an increase of 14%, for the three months ended September 30, 2017, as compared to $14.6 million for the three months ended September 30, 2016. The increase in lease operating expenses on an absolute basis for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily attributable to an increase in costs of services and equipment related to the increased number of wells at September 30, 2017, as compared to September 30, 2016, as a result of our increased delineation and development drilling activities in the Delaware Basin. On a unit-of-production basis, these third quarter 2017 expenses benefited from significantly higher total oil equivalent production, which increased 43% to approximately 3.9 million BOE for the three months ended September 30, 2017 from approximately 2.7 million BOE for the three months ended September 30, 2016. These third quarter 2017 expenses also benefited from lower contract labor and workover expenses, as well as continued improvement in other areas, including operational efficiencies. Our lease operating expenses on a unit-of-production basis decreased 20% to $4.32 per BOE for the three months ended September 30, 2017, as compared to $5.40 per BOE for the three months ended September 30, 2016.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased by $1.6 million to $3.1 million, an increase of 114%, for the three months ended September 30, 2017, as compared to $1.4 million for the three months ended September 30, 2016. This increase was partially attributable to the expenses associated with our commercial salt water disposal operations of $1.6 million for the three months ended September 30, 2017, as compared to $1.0 million for the three months ended September 30, 2016, as a result of additional commercial salt water disposal wells operating in the three months ended September 30, 2017. Most of the remaining increase was attributable to expenses of $1.0 million for the three months ended September 30, 2017, as compared to $0.3 million for the three months ended September 30, 2016, associated with the Black River Processing Plant, which began operating in August 2016.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased by $17.8 million to $47.8 million, or an increase of 59%, for the three months ended September 30, 2017, as compared to $30.0 million for the three months ended September 30, 2016. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased to $12.38 per BOE for the three months ended September 30, 2017, as compared to $11.10 per BOE for the three months ended September 30, 2016. The increase in our total depletion, depreciation and amortization expenses was primarily attributable to (i) increased well costs, largely as a result of increased well stimulation costs, since December 31, 2016 and (ii) the 43% increase in oil and natural gas production to 3.9 million BOE for the three months ended September 30, 2017, as compared to 2.7 million BOE for the three months ended September 30, 2016. The impact of the increase in well costs and oil and natural gas production on depletion, depreciation and amortization was partially offset by higher total proved reserves of 145.9 million BOE, or an increase of 44%, at September 30, 2017, as compared to total proved reserves of 101.6 million BOE at September 30, 2016. The increase in total proved oil and natural gas reserves was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin. In addition, depreciation expenses attributable to our midstream segment were approximately $1.3 million for the three months ended September 30, 2017, as compared to $0.8 million for the three months ended September 30, 2016.
Full-cost ceiling impairment. At September 30, 2017 and 2016, we recorded no impairment charge to the net capitalized costs of our oil and natural gas properties.
General and administrative. Our general and administrative expenses increased $3.0 million to $16.2 million, an increase of 23%, for the three months ended September 30, 2017, as compared to $13.1 million for the three months ended September 30, 2016. The increase in our general and administrative expenses was primarily attributable to increased payroll expenses of approximately $4.7 million associated with additional employees joining the Company to support our increased land, geoscience, drilling, completion, production, midstream, accounting and administration functions as a result of the continued growth of the Company. These increases were primarily offset by the increase in capitalized general and administrative expenses of $1.8 million due to our increased delineation and development drilling activities in the Delaware Basin for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. As a result of the 43% increase in oil and natural gas production for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, our general and administrative expenses decreased 14% on a unit-of-production basis to $4.19 per BOE for the three months ended September 30, 2017, as compared to $4.86 per BOE for the three months ended September 30, 2016.
Interest expense. For the three months ended September 30, 2017, we incurred total interest expense of approximately $10.6 million. We capitalized approximately $2.1 million of our interest expense on certain qualifying projects for the three months ended September 30, 2017 and expensed the remaining $8.6 million to operations. For the three months ended September 30, 2016, we incurred total interest expense of approximately $7.6 million. We capitalized $0.7 million of our interest expense on certain qualifying projects for the three months ended September 30, 2016 and expensed the remaining $6.9 million to operations. The increase in total interest expense of $3.0 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily attributable to an increase in our average debt outstanding. At September 30, 2017, we had no borrowings outstanding and $0.8 million in letters of credit outstanding under our revolving credit agreement (the “Credit Agreement”) and $575.0 million in outstanding senior notes. At September 30, 2016, we had $65.0 million borrowings outstanding and $0.8 million in letters of credit outstanding under our Credit Agreement and $400.0 million in outstanding senior notes.
Total income tax benefit. Our deferred tax assets exceeded our deferred tax liabilities at September 30, 2017 due to the deferred tax amounts generated by the full-cost ceiling impairment charges recorded in prior periods. As a result, we established a valuation allowance against the deferred tax assets beginning in the third quarter of 2015. We retained a full valuation allowance at September 30, 2017 due to uncertainties regarding the future realization of our deferred tax assets.
Nine Months Ended September 30, 2017 as Compared to Nine Months Ended September 30, 2016
Production taxes, transportation and processing. Our production taxes, transportation and processing expenses increased by approximately $9.5 million to $40.3 million, or 31%, for the nine months ended September 30, 2017, as compared to $30.8 million for the nine months ended September 30, 2016. On a unit-of-production basis, our production taxes, transportation and processing expenses decreased to $3.96 per BOE for the nine months ended September 30, 2017, as compared to $4.16 per BOE for the nine months ended September 30, 2016. The increase in production taxes, transportation and processing expenses on an absolute basis was primarily attributable to the $11.4 million increase in our production taxes to $22.2 million for the nine months ended September 30, 2017, as compared to $10.7 million for the nine months ended September 30, 2016, primarily due to the $167.2 million increase in oil and natural gas revenues for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. In addition, the production tax rates in New Mexico are higher than production tax rates in Texas. As more of our oil and natural gas production becomes attributable to New Mexico, we expect to continue to experience increased production tax expenses. The increased production taxes were partially offset by a decrease in transportation and processing expenses. Transportation and processing expenses decreased to $18.2 million for the nine months ended September 30, 2017, as compared to transportation and processing expenses of $20.1 million for the nine months ended September 30, 2016. This decrease of $1.9 million was primarily due to (i) the start-up in late August 2016 of the Black River Processing Plant, which processes most of our natural gas produced in our Rustler Breaks asset area in Eddy County, New Mexico, and (ii) the 29% decrease in natural gas production between the two periods in Northwest Louisiana and East Texas, where our transportation and processing charges are highest on a unit-of-production basis. On a unit-of-production basis, the expenses for the nine months ended September 30, 2017 benefited from significantly higher total oil equivalent production, which increased 37% in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.
Lease operating. Our lease operating expenses increased by $7.2 million to $48.5 million, or 17%, for the nine months ended September 30, 2017, as compared to $41.3 million for the nine months ended September 30, 2016. The increase in lease operating expenses on an absolute basis for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily attributable to an increase in costs of services and equipment related to the increased number of wells at September 30, 2017, as compared to September 30, 2016, as a result of our increased delineation and development drilling activities in the Delaware Basin. Our lease operating expenses on a unit-of-production basis decreased 14% to $4.76 per BOE for the nine months ended September 30, 2017, as compared to $5.56 per BOE for the nine months ended September 30, 2016. These expenses for the nine months ended September 30, 2017 also benefited from lower contract labor and workover expenses, as well as continued improvement in other areas, including operational efficiencies.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased by $4.8 million to $8.4 million, an increase of 137%, for the nine months ended September 30, 2017, as compared to $3.5 million for the nine months ended September 30, 2016. This increase was partially attributable to the expenses associated with our commercial salt water disposal operations of $4.7 million for the nine months ended September 30, 2017, as compared to $2.5 million for the nine months ended September 30, 2016, as a result of additional commercial salt water disposal wells operating during the nine months ended September 30, 2017. The remaining increase was attributable to expenses of $2.8 million for the nine months ended September 30, 2017, as compared to $0.3 million for the nine months ended September 30, 2016, associated with the Black River Processing Plant, which began operating in August 2016.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased by $32.9 million to $123.1 million, or 36%, for the nine months ended September 30, 2017, as compared to $90.2 million for the nine months ended September 30, 2016. On a unit-of-production basis, our depletion, depreciation and amortization expenses decreased 1% to $12.08 per BOE for the nine months ended September 30, 2017, as compared to $12.15 per BOE for the nine months ended September 30, 2016. The increase in our total depletion, depreciation and amortization expenses was primarily attributable to (i) increased well costs, largely as a result of increased well stimulation costs, since December 31, 2016 and (ii) the 37% increase in oil and natural gas production to 10.2 million BOE for the nine months ended September 30, 2017, as compared to 7.4 million BOE for the nine months ended September 30, 2016. The decrease in our depletion, depreciation and amortization expenses on a unit-of-production basis was attributable to (i) the impairment charges recorded in 2016 and (ii) higher total proved reserves of 145.9 million BOE, or an increase of 44%, at September 30, 2017, as compared to total proved reserves of 101.6 million BOE at September 30, 2016. The increase in total proved oil and natural gas reserves was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin. In addition, depreciation expenses attributable to our midstream segment were approximately $3.8 million for the nine months ended September 30, 2017, as compared to $1.7 million for the nine months ended September 30, 2016.
Full-cost ceiling impairment. We recorded no impairment charge to the net capitalized costs of our oil and natural gas properties for the nine months ended September 30, 2017. We recorded an impairment charge of $158.6 million to the net capitalized costs of our oil and natural gas properties for the nine months ended September 30, 2016.

General and administrative. Our general and administrative expenses increased $10.2 million to $49.7 million, an increase of 26%, for the nine months ended September 30, 2017, as compared to $39.5 million for the nine months ended September 30, 2016. The increase in our general and administrative expenses was partially attributable to the $3.4 million increase in non-cash stock-based compensation expense to $12.5 million for the nine months ended September 30, 2017, as compared to $9.1 million for the nine months ended September 30, 2016. The increase in our non-cash stock-based compensation was attributable to the increased expense related to the vesting of awards granted from 2013 through 2017 and the granting of new awards during 2017, as well as a change in the vesting schedule applicable to equity awards granted to our board of directors resulting in a $1.5 million one-time stock-based compensation expense. The increase in our general and administrative expenses was also attributable to transaction costs of approximately $3.5 million related to the formation of San Mateo and increased payroll expenses of approximately $11.0 million associated with additional employees joining the Company to support our increased land, geoscience, drilling, completion, production, midstream, accounting and administration functions as a result of the continued growth of the Company. These increases were partially offset by the increase in capitalized general and administrative expenses of $6.6 million due to our increased delineation and development drilling activities in the Delaware Basin for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. Our general and administrative expenses decreased 8% on a unit-of-production basis to $4.87 per BOE for the nine months ended September 30, 2017, as compared to $5.32 per BOE for the nine months ended September 30, 2016, primarily due to our increased total oil equivalent production.
Interest expense. For the nine months ended September 30, 2017, we incurred total interest expense of approximately $31.5 million. We capitalized approximately $5.2 million of our interest expense on certain qualifying projects for the nine months ended September 30, 2017 and expensed the remaining $26.2 million to operations. For the nine months ended September 30, 2016, we incurred total interest expense of approximately $23.2 million. We capitalized $2.9 million of our interest expense on certain qualifying projects for the nine months ended September 30, 2016 and expensed the remaining $20.2 million to operations. The increase in total interest expense of $8.3 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily attributable to an increase in the average debt outstanding. At September 30, 2017, we had no borrowings outstanding and $0.8 million in letters of credit outstanding under our Credit Agreement and $575.0 million in outstanding senior notes. At September 30, 2016, we had $65.0 million of borrowings outstanding and $0.8 million in letters of credit outstanding under our Credit Agreement and $400.0 million in outstanding senior notes.
Total income tax benefit. Our deferred tax assets exceeded our deferred tax liabilities at September 30, 2017 due to the deferred tax amounts generated by the full-cost ceiling impairment charges recorded in prior periods. As a result, we established a valuation allowance against the deferred tax assets beginning in the third quarter of 2015. We retained a full valuation allowance at September 30, 2017 due to uncertainties regarding the future realization of our deferred tax assets.
Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue to be during the remainder of 2017 and for the foreseeable future, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. Excluding any possible significant acquisitions, we expect to fund our capital expenditure requirements through the remainder of 2017 and into 2018 with a combination of cash on hand (including proceeds we received from our October 2017 equity offering), operating cash flows and borrowings under our Credit Agreement (assuming availability under our borrowing base). We continually evaluate other capital sources, including borrowings under additional credit arrangements, the sale or joint venture of midstream assets or oil and natural gas producing assets or acreage, particularly in our non-core asset areas, as well as potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital and to generate operating cash flows.
On February 17, 2017, we announced the formation of San Mateo, a strategic joint venture with Five Point Capital Partners, LLC (“Five Point”) to operate and expand our Delaware Basin midstream assets. We received $171.5 million in connection with the formation of the Joint Venture and may earn up to an additional $73.5 million in performance incentives over the next five years. We continue to operate the Delaware Basin midstream assets and retain operational control of the Joint Venture. The Company and Five Point own 51% and 49% of the Joint Venture, respectively. San Mateo provides firm capacity service to us at market rates, while also being a midstream service provider to third parties in and around our Wolf and Rustler Breaks asset areas.
On October 10, 2017, we completed a public offering of 8.0 million shares of our common stock, receiving proceeds of approximately $208.7 million (before expenses). A portion of the proceeds from this offering were and are being used to acquire approximately 6,600 net acres of additional leasehold and minerals in the Delaware Basin at a total acquisition cost of approximately $38 million and to fund certain midstream initiatives and opportunities, including the acceleration of the drilling of commercial salt water disposal wells in the Rustler Breaks asset area on behalf of San Mateo. The remaining proceeds will be used for other midstream development, acreage acquisitions and general corporate purposes, including to fund a portion of our current and future capital expenditures.

We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures for the remainder of 2017 and into 2018. At the beginning of the fourth quarter of 2017, we were operating five drilling rigs that were drilling oil and natural gas wells in the Delaware Basin—one rig was drilling in our Wolf asset area in Loving County, Texas, three rigs were drilling in our Rustler Breaks asset area in Eddy County, New Mexico and one rig was drilling in our Ranger asset area in Lea County, New Mexico. As of November 6, 2017, we adjusted our anticipated capital expenditures for drilling and completions (including equipping wells for production) from $400 to $420 million to $440 to $465 million, and we adjusted our anticipated midstream capital expenditures from $56 to $64 million to $66 to $74 million. The updated midstream capital expenditures primarily represent our 51% share of the updated 2017 capital expenditure budget of $125 to $140 million for San Mateo. We have allocated substantially all of our estimated 2017 capital expenditures to the further delineation and development of our growing leasehold position and midstream assets in the Delaware Basin, with the exception of amounts allocated to limited operations in the Eagle Ford (including the five operated wells drilled and completed in 2017) and Haynesville shales to maintain and extend leases and to participate in certain non-operated well opportunities. For the remainder of 2017, our Delaware Basin drilling program will continue to focus on the development of the Wolf and Rustler Breaks asset areas and the further delineation and development of the Jackson Trust, Ranger/Arrowhead, Antelope Ridge and Twin Lakes asset areas, although we may also continue to delineate previously untested zones in the Wolf and Rustler Breaks asset areas.
During the third quarter of 2017 and through November 6, 2017, we acquired approximately 9,700 net acres in the Delaware Basin, mostly in and around our existing acreage positions, including new leasing activities, acquisitions of small interests from mineral and working interest owners in our operated wells. From January 1 through November 6, 2017, we acquired 25,000 net acres in the Delaware Basin, including a small volume of associated production, for a total acquisition cost of approximately $224 million. At November 6, 2017, we held approximately 201,100 gross (115,700 net) acres in the Permian Basin in Southeast New Mexico and West Texas, primarily in the Delaware Basin in Lea and Eddy Counties, New Mexico and Loving County, Texas. We plan to continue our leasing and acquisitions efforts in the Delaware Basin during the remainder of 2017 and may also continue acquiring acreage in the Eagle Ford and Haynesville shales.
At September 30, 2017, we had cash totaling approximately $20.2 million and restricted cash totaling approximately $10.7 million, most of which is associated with San Mateo. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with other of our cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries. Additionally, at September 30, 2017, we had no outstanding borrowings under our Credit Agreement, which had a borrowing base of $450.0 million and an elected commitment of $400.0 million at such date. Early in the fourth quarter of 2017, the lenders under our Credit Agreement completed their review of our proved oil and natural gas reserves at June 30, 2017, and as a result, on October 25, 2017, the borrowing base was increased to $525.0 million and the maximum facility amount remained at $500.0 million. This October 2017 redetermination constituted the regularly scheduled November 1 redetermination. We elected to keep the borrowing commitment at $400.0 million. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected commitment.
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
Exploration and development activities are subject to a number of risks and uncertainties, which could cause these activities to be less successful than we anticipate. A significant portion of our anticipated cash flows from operations for the remainder of 2017 and into 2018 is expected to come from producing wells and development activities on currently proved properties in the Wolfcamp and Bone Spring plays in the Delaware Basin, the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana. Our existing wells may not produce at the levels we are forecasting and our exploration and development activities in these areas may not be as successful as we anticipate. Additionally, our anticipated cash flows from operations are based upon current expectations of oil and natural gas prices for the remainder of 2017 and the hedges we currently have in place. We use commodity derivative financial instruments at times to mitigate our exposure to fluctuations in oil, natural gas and natural gas liquids prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices. As of November 6, 2017, we had approximately 55% of our anticipated oil production and approximately 65% of our anticipated natural gas production hedged for the remainder of 2017. See Note 9 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments at September 30, 2017.
Our unaudited cash flows for the nine months ended September 30, 2017 and 2016 are presented below:

	Nine Months Ended September 30,
(In thousands)	2017	2016
Net cash provided by operating activities	$222,516	$96,462
Net cash used in investing activities	(606,339)	(297,596)
Net cash provided by financing activities	191,117	204,968
Net change in cash	$(192,706)	$3,834
Adjusted EBITDA(1) attributable to Matador Resources Company shareholders	$227,444	$103,406
__________________

(1)
Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “— Non-GAAP Financial Measures” below.

Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased $126.1 million to $222.5 million for the nine months ended September 30, 2017 from $96.5 million for the nine months ended September 30, 2016. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased to $210.7 million for the nine months ended September 30, 2017 from $85.4 million for the nine months ended September 30, 2016. This increase was primarily attributable to higher oil and natural gas production and higher commodity prices and was partially offset by the decrease in our realized gains on derivatives and an increase in certain expenses. Changes in our operating assets and liabilities between the two periods resulted in a net increase of approximately $0.8 million in net cash provided by operating activities for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.
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
Cash Flows Used in Investing Activities
Net cash used in investing activities increased by $308.7 million to $606.3 million for the nine months ended September 30, 2017 from $297.6 million for the nine months ended September 30, 2016. This increase in net cash used in investing activities is primarily due to an increase of $229.1 million in oil and natural gas properties capital expenditures for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. Cash used for oil and natural gas properties capital expenditures for the nine months ended September 30, 2017 was primarily attributable to the acquisition of additional leasehold and mineral interests and to our operated drilling and completion activities in the Delaware Basin. A small portion of our capital expenditures for the nine months ended September 30, 2017 was directed to our participation in non-operated wells and our operated drilling and completion activities in the Eagle Ford shale. Additionally, there was an increase in cash outflows between the two periods related to restricted cash of approximately $52.0 million and an increase in cash used for other property and equipment of approximately $23.4 million primarily related to capital expenditures for San Mateo.

Cash Flows Provided by Financing Activities
Net cash provided by financing activities decreased by $13.9 million to $191.1 million for the nine months ended September 30, 2017 from $205.0 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we received net proceeds from our March 2016 equity offering of $142.4 million ($141.5 million including cost to issue equity) and borrowed $65.0 million under our Credit Agreement. During the nine months ended September 30, 2017, we received net proceeds of $171.5 million related to contributions from the formation of the Joint Venture as well as $23.8 million related to net contributions from and distributions to the non-controlling interest owners of less-than-wholly-owned subsidiaries.
See Note 6 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our debt, including our Credit Agreement and the senior notes.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Unaudited Adjusted EBITDA Reconciliation to Net Income (Loss):
Net income (loss) attributable to Matador Resources Company shareholders	$15,039	$11,931	$87,532	$(201,575)
Net income attributable to non-controlling interest in subsidiaries	2,940	116	8,034	209
Net income (loss)	17,979	12,047	95,566	(201,366)
Interest expense	8,550	6,880	26,229	20,244
Total income tax provision (benefit)	—	(1,141)	—	(1,141)
Depletion, depreciation and amortization	47,800	30,015	123,066	90,185
Accretion of asset retirement obligations	323	276	937	828
Full-cost ceiling impairment	—	—	—	158,633
Unrealized loss (gain) on derivatives	12,372	(3,203)	(21,449)	30,261
Stock-based compensation expense	1,296	3,584	12,488	9,138
Net gain on asset sales and inventory impairment	(16)	(1,073)	(23)	(3,140)
Consolidated Adjusted EBITDA	88,304	47,385	236,814	103,642
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(3,471)	(125)	(9,370)	(236)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$84,833	$47,260	$227,444	$103,406

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$101,274	$46,862	$222,516	$96,462
Net change in operating assets and liabilities	(21,481)	(4,909)	(11,828)	(11,024)
Interest expense, net of non-cash portion	8,511	6,573	26,126	19,345
Current income tax provision (benefit)	—	(1,141)	—	(1,141)
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(3,471)	(125)	(9,370)	(236)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$84,833	$47,260	$227,444	$103,406
The net income attributable to Matador Resources Company shareholders increased by $3.1 million to $15.0 million for the three months ended September 30, 2017, as compared to $11.9 million for the three months ended September 30, 2016. This increase in net income attributable to Matador Resources Company shareholders for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 is primarily attributable to the increase in oil and natural gas revenues of $51.9 million offset by (x) a decrease of $15.6 million from unrealized gain to unrealized loss on derivatives, (y) a $27.9 million increase in total expenses, including a $17.8 million increase in depletion, depreciation and amortization expenses, and (z) a $1.7 million increase in interest expense.
The net income attributable to Matador Resources Company shareholders increased by $289.1 million to $87.5 million for the nine months ended September 30, 2017, as compared to a net loss attributable to Matador Resources Company shareholders of $201.6 million for the nine months ended September 30, 2016. This increase in net income attributable to Matador Resources Company shareholders for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 is primarily attributable to (i) the increase in oil and natural gas revenues of $167.2 million, (ii) the decrease of $158.6 million in the full-cost ceiling impairment and (iii) an increase of $51.7 million from unrealized loss to unrealized gain on derivatives, partially offset by (x) an increase in operating expenses of $64.7 million, excluding the full-cost ceiling impairment, (y) a $6.0 million increase in interest expense and (z) a decrease of $11.6 million from realized gain to realized loss on derivatives.

Our Adjusted EBITDA, a non-GAAP financial measure, increased by $37.6 million to $84.8 million for the three months ended September 30, 2017, as compared to $47.3 million for the three months ended September 30, 2016. This increase in our Adjusted EBITDA is primarily attributable to higher oil and natural gas production and higher commodity prices for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.
Our Adjusted EBITDA, a non-GAAP financial measure, increased by $124.0 million to $227.4 million for the nine months ended September 30, 2017, as compared to $103.4 million for the nine months ended September 30, 2016. This increase in our Adjusted EBITDA is primarily attributable to higher oil and natural gas production and higher commodity prices for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2017, the material off-balance sheet arrangements and transactions that we have entered into include (i) operating lease agreements, (ii) non-operated drilling commitments, (iii) termination obligations under drilling rig contracts, (iv) firm transportation, gathering, processing, disposal and fractionation commitments and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, fractionation and transportation commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company’s liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 11 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.
Obligations and Commitments
We had the following material contractual obligations and commitments at September 30, 2017:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Revolving credit borrowings, including letters of credit(1)	$821	$—	$—	$821	$—
Senior unsecured notes(2)	575,000	—	—	—	575,000
Office leases	23,245	2,498	5,087	5,377	10,283
Non-operated drilling commitments(3)	28,500	28,500	—	—	—
Drilling rig contracts(4)	36,117	24,253	11,864	—	—
Asset retirement obligations	23,923	618	578	3,781	18,946
Gas processing agreements with non-affiliates(5)	11,420	11,420	—	—	—
Gathering, processing and disposal agreements with San Mateo(6)	245,645	—	25,343	69,994	150,308
Natural gas plant engineering, procurement, construction and installation contract(7)	24,689	24,689	—	—	—
Total contractual cash obligations	$969,360	$91,978	$42,872	$79,973	$754,537
__________________

(1)
At September 30, 2017, we had no borrowings outstanding under our Credit Agreement and approximately $0.8 million in outstanding letters of credit issued pursuant to the Credit Agreement. The Credit Agreement matures in October 2020.

(2)	The amounts included in the table above represent principal maturities only.

(3)
At September 30, 2017, we had outstanding commitments to participate in the drilling and completion of various non-operated wells. Our working interests in these wells are typically small, and certain of these wells were in progress at September 30, 2017. If all of these wells are drilled and completed, we will have minimum outstanding aggregate commitments for our participation in these wells of approximately $28.5 million at September 30, 2017, which we expect to incur within the next year.

(4)
We do not own or operate our own drilling rigs, but instead enter into contracts with third parties for such drilling rigs. See Note 11 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our contractual commitments.

(5)
Effective October 1, 2015, we entered into a 15-year fixed-fee natural gas gathering and processing agreement for a significant portion of our operated natural gas production in Loving County, Texas. See Note 11 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our contractual commitments.

(6)
Effective February 1, 2017, we dedicated our current and future leasehold interests in the Rustler Breaks and Wolf asset areas pursuant to 15-year, fixed-fee natural gas, oil and salt water gathering agreements and salt water disposal agreements. In addition, effective February 1, 2017, we dedicated our current and future leasehold interests in the Rustler Breaks asset area pursuant to a 15-year, fixed-fee natural gas processing agreement. See Note 11 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our contractual commitments.

(7)
Beginning in May 2017, a subsidiary of San Mateo entered into certain agreements with third parties for the engineering, procurement, construction and installation of an expansion of the Black River Processing Plant, including required compression. See Note 11 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our contractual commitments.

General Outlook and Trends
For the three months ended September 30, 2017, oil prices averaged $48.20 per Bbl, ranging from a high of $52.22 per Bbl in late September to a low of $44.23 per Bbl in early July, based upon the NYMEX West Texas Intermediate oil futures contract price for the earliest delivery date. We realized a weighted average oil price of $46.25 per Bbl ($46.47 per Bbl including realized gains from oil derivatives) for our oil production for the three months ended September 30, 2017, as compared to $42.57 per Bbl ($43.18 per Bbl including realized gains from oil derivatives) for the three months ended September 30, 2016. At November 6, 2017, the NYMEX West Texas Intermediate oil futures contract for the earliest delivery date had increased significantly from the average price for the third quarter of 2017, settling at $57.35 per Bbl, which was also an increase as compared to $44.07 per Bbl at November 4, 2016.
For the three months ended September 30, 2017, natural gas prices averaged $2.95 per MMBtu, ranging from a high of approximately $3.15 per MMBtu in mid-September to a low of approximately $2.77 per MMBtu in early August, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. We realized a weighted average natural gas price of $3.42 per Mcf ($3.42 per Mcf as a result of no realized gains or losses from natural gas derivatives) for our natural gas production (including revenues attributable to natural gas liquids) for the three months ended September 30, 2017, as compared to $3.08 per Mcf ($3.08 per Mcf, including minimal realized gains from natural gas derivatives) for the three months ended September 30, 2016. At November 6, 2017, the NYMEX Henry Hub natural gas futures contract for the earliest delivery date had increased from the average price for the third quarter of 2017, settling at $3.13 per MMBtu, which was also an increase as compared to $2.77 per MMBtu at November 4, 2016.
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
Coinciding with the recent improvements in oil and natural gas prices since the latter part of 2016, we have experienced price increases from our service providers for some of the products and services we use in our drilling, completion and production operations in 2017. If oil and natural gas prices remain at their current levels for a longer period of time or should they increase further, we could experience additional price increases for drilling, completion and production products and services, although we can provide no estimates as to the eventual magnitude of these increases.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At September 30, 2017, Comerica Bank, RBC, The Bank of Nova Scotia, BMO Harris Financing (Bank of Montreal) and SunTrust Bank (or affiliates thereof) were the counterparties for all of our derivative instruments. We have considered the credit standing of the counterparties in determining the fair value of our derivative financial instruments. See Note 9 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments at September 30, 2017. Such information is incorporated herein by reference.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2017, we completed the implementation of new accounting and land administration software applications. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change, including procedures to preserve the integrity of the data converted during the application implementations. Additionally, we provided training related to these applications to individuals using the applications to carry out their job responsibilities. We believe the new applications will enhance our internal control over financial reporting due to enhanced automation and integration of related processes. We are modifying the design and documentation of internal control processes and procedures relating to the new applications to complement and supplement existing internal control documentation. The implementation of the new applications was not undertaken in response to any deficiencies in our internal control over financial reporting. Testing of the controls related to the new applications and related accounting and land administration functions is ongoing and is included in the scope of our assessment of our internal control over financial reporting for the three months ended September 30, 2017. We plan to monitor controls within and around the applications to provide reasonable assurance that controls are effective.
There were no other changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2017, the Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
July 1, 2017 to July 31, 2017	1,328	$22.70	—	—
August 1, 2017 to August 31, 2017	34,748	23.32	—	—
September 1, 2017 to September 30, 2017	181	26.11	—	—
Total	36,257	$23.31	—	—
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

MATADOR RESOURCES COMPANY

Date: November 9, 2017	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: November 9, 2017	By:	/s/ David E. Lancaster
David E. Lancaster
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1
Certificate of Merger between Matador Resources Company (now known as MRC Energy Company) and Matador Merger Co. (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1 filed on August 12, 2011).

3.2	Amended and Restated Certificate of Formation of Matador Resources Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

3.3
Certificate of Amendment to the Amended and Restated Certificate of Formation of Matador Resources Company dated April 2, 2015 (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

3.4
Certificate of Amendment to the Amended and Restated Certificate of Formation of Matador Resources Company effective June 2, 2017 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

3.5	Amended and Restated Bylaws of Matador Resources Company, as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 23, 2016).

10.1	Amendment Number One to the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (filed herewith).

10.2	Form of Restricted Stock Unit Award Agreement for director awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (filed herewith).

10.3	Form of Restricted Stock Unit Award Agreement for director awards with deferred delivery under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (filed herewith).

10.4
Form of Nonqualified Stock Option Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees without employment agreements (filed herewith).

10.5	Form of Nonqualified Stock Option Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees with employment agreements (filed herewith).

10.6	Form of Restricted Stock Award Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees without employment agreements (filed herewith).

10.7	Form of Restricted Stock Award Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees with employment agreements (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations - Unaudited, (iii) the Condensed Consolidated Statement of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).