Form 10-K
period 2018-12-31
Matador Resources Co
filed 2019-03-01
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,305,546,848.

As of February 26, 2019, there were 116,388,317 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

MATADOR RESOURCES COMPANY
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (this “Annual Report”) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additionally, forward-looking statements may be made orally or in press releases, conferences, reports, on our website or otherwise, in the future by us or on our behalf. Such statements are generally identifiable by the terminology used such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecasted,” “hypothetical,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “would” or other similar words, although not all forward-looking statements contain such identifying words.
By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: general economic conditions, changes in oil, natural gas and natural gas liquids prices and the demand for oil, natural gas and natural gas liquids, the success of our drilling program, the timing of planned capital expenditures, the sufficiency of our cash flow from operations together with available borrowing capacity under our credit facilities, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, the proximity to our properties and capacity of transportation facilities, availability of acquisitions, our ability to integrate acquisitions with our business, weather and environmental conditions, uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, and the other factors discussed below and elsewhere in this Annual Report and in other documents that we file with or furnish to the United States Securities and Exchange Commission (the “SEC”), all of which are difficult to predict. Forward-looking statements may include statements about:

•	our business strategy;

•	our estimated future reserves and the present value thereof;

•	our cash flows and liquidity;

•	our financial strategy, budget, projections and operating results;

•	our oil and natural gas realized prices;

•	the timing and amount of future production of oil and natural gas;

•	the availability of drilling and production equipment;

•	the availability of oil field labor;

•	the amount, nature and timing of capital expenditures, including future exploration and development costs;

•	the availability and terms of capital;

•	our drilling of wells;

•	our ability to negotiate and consummate acquisition and divestiture opportunities;

•	government regulation and taxation of the oil and natural gas industry;

•	our marketing of oil and natural gas;

•	our exploitation projects or property acquisitions;

•	the integration of acquisitions with our business;

•
our ability and the ability of our midstream joint venture to construct and operate midstream facilities, including the operation and expansion of our Black River cryogenic natural gas processing plant and the drilling of additional salt water disposal wells;

•	the ability of our midstream joint venture to attract third-party volumes;

•	our costs of exploiting and developing our properties and conducting other operations;

•	general economic conditions;

•	competition in the oil and natural gas industry, including in both the exploration and production and midstream segments;

•	the effectiveness of our risk management and hedging activities;

•	our technology;

•	environmental liabilities;

•	counterparty credit risk;

•	developments in oil-producing and natural gas-producing countries;

•	our future operating results; and

•	our plans, objectives, expectations and intentions contained in this Annual Report or in our other filings with the SEC that are not historical.

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
Despite a challenging commodity price environment since 2014, the successful execution of our business strategies in 2018 led to significant increases in our oil and natural gas production and proved oil and natural gas reserves. We also continued to increase our leasehold and minerals position in the Delaware Basin, in particular through the BLM Acquisition (as defined below). In addition, we concluded several important financing transactions in 2018, including the May 2018 public offering of 7,000,000 shares of our common stock, the refinancing and issuance of senior unsecured notes and two increases in the borrowing base under our Credit Agreement (as defined below). San Mateo also achieved several important milestones in 2018, including the completion and successful start-up of the expansion of the Black River Processing Plant (as defined below), the formation of a strategic relationship between a subsidiary of San Mateo and a subsidiary of Plains All American Pipeline, L.P. (“Plains”) to gather and transport crude oil for us and third-party customers in and around the Rustler Breaks asset area, the completion and start-up of the Rustler Breaks Oil Pipeline System (as defined below), the addition of several significant third-party customers for salt water gathering and disposal and natural gas gathering and processing and the closing of the San Mateo Credit Facility (as defined below). These achievements and transactions increased our operational flexibility and opportunities while preserving the strength of our balance sheet and our liquidity position.
2018 Highlights
Increased Oil, Natural Gas and Oil Equivalent Production
For the year ended December 31, 2018, we achieved record oil, natural gas and average daily oil equivalent production. In 2018, we produced 11.1 million Bbl of oil, an increase of 42%, as compared to 7.9 million Bbl of oil produced in 2017. We also produced 47.3 Bcf of natural gas, an increase of 24% from 38.2 Bcf of natural gas produced in 2017. Our average daily oil equivalent production for the year ended December 31, 2018 was 52,128 BOE per day, including 30,524 Bbl of oil per day and 129.6 MMcf of natural gas per day, an increase of 34%, as compared to 38,936 BOE per day, including 21,510 Bbl of oil per day and 104.6 MMcf of natural gas per day, for the year ended December 31, 2017. The increase in oil and natural gas production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin throughout 2018, which offset declining production in the Eagle Ford and Haynesville shales where we have significantly reduced our operated activity since late 2014 and early 2015. Oil production comprised 59% of our total production (using a conversion ratio of one Bbl of oil per six Mcf of natural gas) for the year ended December 31, 2018, as compared to 55% for the year ended December 31, 2017.
Increased Oil, Natural Gas and Oil Equivalent Reserves
At December 31, 2018, our estimated total proved oil and natural gas reserves were 215.3 million BOE, including 123.4 million Bbl of oil and 551.5 Bcf of natural gas, an increase of 41% from 152.8 million BOE, including 86.7 million Bbl of oil and 396.2 Bcf of natural gas, at December 31, 2017. The associated Standardized Measure and PV-10 of our estimated total proved oil and natural gas reserves increased 79% and 93% to $2.25 billion and $2.58 billion, respectively, at December 31, 2018, from $1.26 billion and $1.33 billion, respectively, at December 31, 2017, primarily as a result of our ongoing delineation and development drilling activities in the Delaware Basin during 2018 and higher weighted average oil and natural gas prices used to estimate proved reserves. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see “—Estimated Proved Reserves.”
Our proved oil reserves grew 42% to 123.4 million Bbl at December 31, 2018 from 86.7 million Bbl at December 31, 2017. Our proved natural gas reserves increased 39% to 551.5 Bcf at December 31, 2018 from 396.2 Bcf at December 31, 2017. This growth in oil and natural gas reserves was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin during 2018.
At December 31, 2018, proved developed reserves included 53.2 million Bbl of oil and 246.2 Bcf of natural gas, and proved undeveloped reserves included 70.2 million Bbl of oil and 305.2 Bcf of natural gas. Proved developed reserves and proved oil reserves comprised 44% and 57%, respectively, of our total proved oil and natural gas reserves at December 31, 2018. Proved developed reserves and proved oil reserves comprised 45% and 57%, respectively, of our total proved oil and natural gas reserves at December 31, 2017.
Operational Highlights
We focus on optimizing the development of our resource base by seeking ways to maximize our recovery per well relative to the cost incurred and to minimize our operating costs per BOE produced. We apply an analytical approach to track and monitor the effectiveness of our drilling and completion techniques and service providers. This allows us to better manage operating costs, the pace of development activities, technical applications, the gathering and marketing of our production and capital allocation. Additionally, we concentrate on our core areas, which allows us to achieve economies of scale and reduce operating costs. Largely as a result of these factors, we believe that we have increased our technical knowledge of drilling, completing and producing Delaware Basin wells, particularly over the past five years. We expect the Delaware Basin will continue to be our primary area of focus in 2019.

We completed and began producing oil and natural gas from 141 gross (73.8 net) wells in the Delaware Basin in 2018, including 82 gross (66.8 net) operated and 59 gross (7.0 net) non-operated wells. We also added to and upgraded our acreage position in the Delaware Basin during 2018. As a result, at December 31, 2018, our total acreage position in the Delaware Basin had increased to approximately 222,200 gross (132,000 net) acres, primarily in Loving County, Texas and Lea and Eddy Counties, New Mexico. We have focused our Delaware Basin operations thus far on our seven main asset areas—the Wolf and Jackson Trust asset areas in Loving County, Texas, the Rustler Breaks and Arrowhead asset areas in Eddy County, New Mexico and the Antelope Ridge, Ranger and Twin Lakes asset areas in Lea County, New Mexico. Our Delaware Basin properties have become the most significant component of our asset portfolio. Our average daily oil equivalent production from the Delaware Basin increased approximately 54% to 45,237 BOE per day (87% of total oil equivalent production), including 28,026 Bbl of oil per day (92% of total oil production) and 103.3 MMcf of natural gas per day (80% of total natural gas production), in 2018, as compared to 29,463 BOE per day (76% of total oil equivalent production), including 18,023 Bbl of oil per day (84% of total oil production) and 68.6 MMcf of natural gas per day (66% of total natural gas production), in 2017. We expect our Delaware Basin production to increase in 2019 as we continue the delineation and development of these asset areas.
Operational highlights in the Delaware Basin (as further described below in “—Exploration and Production Segment—Southeast New Mexico and West Texas—Delaware Basin” and “—Midstream Segment”) in 2018 included:

•
in our Rustler Breaks asset area, the results from the David Edelstein State Com 12&11-24S-27E RB #203H well, our first operated two-mile horizontal well, the performance of our Wolfcamp A-XY completions moving to the northwest region of the asset area, positive tests of the Second Bone Spring formation and the continued delineation and development of previously tested horizons;

•	in our Wolf asset area, the results from several wells with longer laterals (greater than one mile) drilled and completed in the Wolfcamp A-XY interval in the southern portion of the asset area;

•	in our Jackson Trust asset area, the continued development of the Wolfcamp A-Lower interval;

•
in our Arrowhead and Ranger asset areas, the results from our Second and Third Bone Spring completions, particularly in the SST and Stebbins acreage blocks in the Arrowhead asset area, and results from the recently completed Verna Rae Federal #204H well in the Ranger asset area, whose 24-hour initial potential (“IP”) test results and subsequent well performance demonstrate the potential prospectivity of the Wolfcamp formation moving north in the Delaware Basin;

•	in our Antelope Ridge asset area, the testing of six distinct intervals during 2018, including the Brushy Canyon, First, Second and Third Bone Spring, Wolfcamp A-XY and Wolfcamp A-Lower; and

•
the significant progress made in our midstream operations, including (i) the completion and successful startup of the expansion of San Mateo’s Black River cryogenic natural gas processing plant in the Rustler Breaks asset area (the “Black River Processing Plant”) to a designed inlet capacity of 260 MMcf of natural gas per day, (ii) the completion of a natural gas liquids (“NGL”) pipeline connection at the Black River Processing Plant to the NGL pipeline owned by EPIC Y-Grade Pipeline LP, (iii) the ongoing buildout of oil, natural gas and water pipeline systems in both the Rustler Breaks and Wolf asset areas, (iv) the entrance into a strategic relationship with Plains to gather and transport crude oil in the Rustler Breaks asset area, (v) placing into service crude oil gathering and transportation systems in the Wolf and Rustler Breaks asset areas, (vi) entering into long-term agreements with significant producers in Eddy County, New Mexico relating to the gathering and disposal of one such producer’s salt water and the gathering and processing of another such producer’s natural gas production and (vii) the drilling and completion of additional commercial salt water disposal wells and the construction of associated commercial facilities in the Rustler Breaks asset area, significantly increasing San Mateo’s salt water disposal capacity.

We also completed and began producing oil and natural gas from four gross (1.5 net) wells in the Eagle Ford shale in South Texas in 2018, including one gross (1.0 net) operated and three gross (0.5 net) non-operated wells. We did not conduct any operated drilling and completion activities on our leasehold properties in Northwest Louisiana and East Texas during 2018, although we did participate in the drilling and completion of eight gross (0.2 net) non-operated Haynesville shale wells that began producing in 2018.
Financing Arrangements
We concluded several important financing transactions in 2018 that increased our operational flexibility and opportunities, while preserving the strength of our balance sheet and improving our liquidity position. These transactions included:

•	the completion of a public offering of 7,000,000 shares of our common stock, whereby we received net proceeds of approximately $226.4 million;

•
a series of transactions whereby we (i) issued $1.05 billion aggregate principal amount of senior notes and received net proceeds of $1.04 billion, (ii) redeemed $575.0 million aggregate principal amount of senior notes, (iii) improved the coupon rate on our senior notes outstanding to 5.875% from 6.875% and (iv) extended the maturity date of our senior notes from 2023 to 2026;

•
the amendment of our third amended and restated credit agreement (the “Credit Agreement”) to, among other items, (i) increase the maximum facility amount to $1.5 billion, (ii) increase the borrowing base to $850.0 million, (iii) increase the elected borrowing commitment to $500.0 million, (iv) extend the maturity to October 31, 2023, (v) reduce borrowing rates by 0.25% per annum and (vi) set the maximum leverage ratio at 4.00 to 1.00; and

•
San Mateo’s entrance into a $250.0 million credit facility led by The Bank of Nova Scotia, as administrative agent (the “San Mateo Credit Facility”), and the cash distribution of $195.0 million, which was distributed 51% to us and 49% to our partner.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information regarding these financing arrangements.
BLM Acquisition
On September 12, 2018, we announced the successful acquisition of 8,400 gross and net leasehold acres in Lea and Eddy Counties, New Mexico for approximately $387 million, or a weighted average cost of approximately $46,000 per net acre, in the Bureau of Land Management (the “BLM”) New Mexico Oil and Gas Lease Sale on September 5 and 6, 2018 (the “BLM Acquisition”). The acquired leasehold acreage includes approximately 2,800 gross and net acres in the Stateline asset area on the Texas/New Mexico border, 4,800 gross and net acres in the Antelope Ridge asset area, 400 gross and net acres in the Arrowhead asset area and 400 gross and net acres in the Twin Lakes asset area. The leases for all tracts covering the BLM Acquisition were issued in the fourth quarter of 2018.
At February 26, 2019, we were actively pursuing drilling permits on a number of these tracts, including the approximately 2,800 gross and net acres in the Stateline asset area and the approximately 1,200 gross and net acres in the western portion of the Antelope Ridge asset area. We expect to begin drilling operations on these Stateline and western Antelope Ridge properties as early as the fourth quarter of 2019 or the first quarter of 2020.
Midstream Highlights
On January 22, 2018, we announced a strategic relationship between a subsidiary of San Mateo and a subsidiary of Plains to gather and transport crude oil for upstream producers in and around the Rustler Breaks asset area in Eddy County, New Mexico. Subsidiaries of San Mateo and Plains have agreed to work together through a joint tariff arrangement and related transactions to offer third-party producers located within a joint development area of approximately 400,000 acres in Eddy County, New Mexico (the “Joint Development Area”) crude oil transportation services from the wellhead to Midland, Texas with access to other end markets, such as Cushing and the Gulf Coast. San Mateo completed its expanded oil gathering system in the Wolf asset area in Loving County, Texas (the “Wolf Oil Pipeline System”) in May 2018, and, in December 2018, San Mateo placed into service its crude oil gathering and transportation system in the Rustler Breaks asset area in Eddy County, New Mexico (the “Rustler Breaks Oil Pipeline System”) following a successful open season to gauge shipper interest in committed crude oil interstate transportation service on the Rustler Breaks Oil Pipeline System earlier in 2018.
In late March 2018, San Mateo completed the expansion of the Black River Processing Plant, adding an incremental designed inlet capacity of 200 MMcf of natural gas per day and bringing the total designed inlet capacity of the Black River Processing Plant to 260 MMcf of natural gas per day. The expanded Black River Processing Plant supports our exploration and development activities in the Delaware Basin, and with the expanded capacity, San Mateo can offer natural gas processing services to other producers as well.
In October 2018, a subsidiary of San Mateo entered into a long-term agreement with a producer in Eddy County, New Mexico relating to the gathering and processing of such producer’s natural gas production. As a result of this agreement, along with prior natural gas gathering and processing agreements entered into by San Mateo with its customers, including the Company, at December 31, 2018, San Mateo had entered into contracts to provide firm gathering and processing services for over 200 MMcf of natural gas per day, or over 80% of the designed inlet capacity of 260 MMcf of natural gas per day, at the Black River Processing Plant. In addition, in June 2018, a subsidiary of San Mateo entered into a long-term agreement with another significant producer in Eddy County, New Mexico to gather and dispose of the customer’s produced salt water. The agreement includes the dedication of certain of the third party’s wells, which are or will be located near San Mateo’s existing salt water gathering system in Eddy County, New Mexico.
2019 Recent Developments
On February 25, 2019, we announced the formation of San Mateo Midstream II, LLC (“San Mateo II”), a strategic joint venture with a subsidiary of Five Point Energy LLC (“Five Point”) designed to expand our midstream operations in the Delaware Basin, specifically in Eddy County, New Mexico. San Mateo II is owned 51% by us and 49% by Five Point. As part of this transaction, we dedicated to San Mateo II acreage in the Stebbins area and the Stateline asset area pursuant to 15-year, fixed-fee agreements for oil, natural gas and salt water gathering, natural gas processing and salt water disposal. In addition, Five Point has committed to pay $125 million of the first $150 million of capital expenditures incurred by San Mateo II to develop facilities in the Stebbins area and the Stateline asset area. Five Point has also provided us the opportunity to earn deferred performance incentives of up to $150 million over the next five years as we execute our operational plans in and around the Stebbins area and the Stateline asset area, plus additional performance incentives for securing volumes from third-party customers.
Exploration and Production Segment
Our current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. We also operate in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana and East Texas. During 2018, we devoted most of our efforts and most of our capital expenditures to our drilling and completion operations in the Wolfcamp and Bone Spring plays in the Delaware Basin, as well as our midstream operations there. Since our inception, our exploration and development efforts have concentrated primarily on known hydrocarbon-producing basins with well-established production histories offering the potential for multiple-zone completions. We have also sought to balance the risk profile of our asset areas by exploring for and developing more conventional targets as well, although for the year ended December 31, 2018, essentially all of our efforts were focused on unconventional plays.
The following table presents certain summary data for each of our operating areas as of and for the year ended December 31, 2018.

			Producing		Total Identified		Estimated Net Proved
			Wells		Drilling Locations (1)		Reserves (2)		Avg. Daily
	Gross	Net	Gross	Net	Gross	Net		%	Production
	Acreage	Acreage					MBOE (3)	Developed	(BOE/d) (3)
Southeast New Mexico/West Texas:
Delaware Basin (4)	222,200	132,000	630	290.7	5,442	2,472.2	191,490	42.3	45,237
South Texas:
Eagle Ford (5)	32,000	28,900	148	122.5	238	206.9	12,189	61.5	3,158
Northwest Louisiana/East Texas:
Haynesville	19,600	12,000	227	20.4	395	100.2	10,919	46.5	3,417
Cotton Valley (6)	21,100	18,600	79	53.3	71	49.2	715	100.0	316
Area Total (7)	25,500	22,800	306	73.7	466	149.4	11,634	49.8	3,733
Total	279,700	183,700	1,084	486.9	6,146	2,828.5	215,313	43.8	52,128
__________________

(1)
Identified and engineered drilling locations. These locations have been identified for potential future drilling and were not producing at December 31, 2018. The total net engineered drilling locations are calculated by multiplying the gross engineered drilling locations in an operating area by our working interest participation in such locations. Each location represents a one-mile lateral. At December 31, 2018, these engineered drilling locations included only 301 gross (147.6 net) locations to which we have assigned proved undeveloped reserves, primarily in the Wolfcamp or Bone Spring plays, but also in the Brushy Canyon, Avalon and Strawn formations, in the Delaware Basin, 17 gross (17.0 net) locations to which we have assigned proved undeveloped reserves in the Eagle Ford and 14 gross (4.9 net) locations to which we have assigned proved undeveloped reserves in the Haynesville.

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

(3)
Production volumes and proved reserves reported in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

(4)	Includes potential future engineered drilling locations in the Wolfcamp, Bone Spring, Brushy Canyon, Strawn and Avalon plays on our acreage in the Delaware Basin at December 31, 2018.

(5)	Includes one well producing small quantities of oil from the Austin Chalk formation and two wells producing small quantities of natural gas from the San Miguel formation in Zavala County, Texas.

(6)	Includes the Cotton Valley formation and shallower zones and also includes one well producing from the Frio formation in Orange County, Texas.

(7)
Some of the same leases cover the net acres shown for both the Haynesville formation and the shallower Cotton Valley formation. Therefore, the sum of the net acreage for both formations is not equal to the total net acreage for Northwest Louisiana and East Texas. This total includes acreage that we are producing from or that we believe to be prospective for these formations.

We are active both as an operator and as a co-working interest owner with various industry participants. At December 31, 2018, we operated the majority of our acreage in the Delaware Basin in Southeast New Mexico and West Texas. In those wells where we are not the operator, our working interests are often relatively small. At December 31, 2018, we also were the operator for approximately 94% of our Eagle Ford acreage and approximately 64% of our Haynesville acreage, including approximately 32% of our acreage in what we believe is the core area of the Haynesville play. A large portion of our acreage in the core area of the Haynesville shale is operated by an affiliate of Chesapeake Energy Corporation.
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
Southeast New Mexico and West Texas — Delaware Basin
The greater Permian Basin in Southeast New Mexico and West Texas is a mature exploration and production region with extensive developments in a wide variety of petroleum systems resulting in stacked target horizons in many areas. Historically, the majority of development in this basin has focused on relatively conventional reservoir targets, but the combination of advanced formation evaluation, 3-D seismic technology, horizontal drilling and hydraulic fracturing technology is enhancing the development potential of this basin, particularly in the organic rich shales, or source rocks, of the Wolfcamp formation and in the low permeability sand and carbonate reservoirs of the Bone Spring, Avalon and Delaware formations.
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
As noted above in “—2018 Highlights—Operational Highlights,” we increased our acreage position in the Delaware Basin during 2018, and as a result, at December 31, 2018, our total acreage position in Southeast New Mexico and West Texas was approximately 222,200 gross (132,000 net) acres, primarily in Loving County, Texas and Lea and Eddy Counties, New Mexico. These acreage totals included approximately 34,200 gross (17,500 net) acres in our Ranger asset area in Lea County, 60,100 gross (25,700 net) acres in our Arrowhead asset area in Eddy County, 45,300 gross (26,200 net) acres in our Rustler Breaks asset area in Eddy County, 20,500 gross (17,300 net) acres in our Antelope Ridge asset area in Lea County, 14,400 gross (10,700 net) acres in our Wolf and Jackson Trust asset areas in Loving County, 2,800 gross (2,800 net) acres in our recently acquired Stateline asset area in Eddy County and 44,300 gross (31,300 net) acres in our Twin Lakes asset area in Lea County at December 31, 2018. We consider the vast majority of our Delaware Basin acreage position to be prospective for oil and liquids-rich targets in the Bone Spring and Wolfcamp formations. Other potential targets on certain portions of our acreage include the Avalon and Delaware formations, as well as the Abo, Strawn, Devonian, Penn Shale, Atoka and Morrow formations. At December 31, 2018, our acreage position in the Delaware Basin was approximately 54% held by existing production. Excluding the Twin Lakes asset area, where we have drilled only one vertical operated well and two horizontal operated wells, and the acreage acquired in the BLM Acquisition, which has 10-year leases with favorable lease-holding provisions, our acreage position in the Delaware Basin was approximately 73% held by existing production at December 31, 2018.
During the year ended December 31, 2018, we continued the delineation and development of our Delaware Basin acreage. We completed and began producing oil and natural gas from 141 gross (73.8 net) wells in the Delaware Basin, including 82 gross (66.8 net) operated wells and 59 gross (7.0 net) non-operated wells, throughout our various asset areas. At December 31, 2018, we had tested a number of different producing horizons at various locations across our acreage position, including the Brushy Canyon, Avalon, the First Bone Spring, two benches of the Second Bone Spring, the Third Bone Spring, three benches of the Wolfcamp A, including the X and Y sands and the more organic, lower section of the Wolfcamp A, three benches of the Wolfcamp B, the Wolfcamp D, the Morrow and the Strawn. Most of our delineation and development efforts have been focused on multiple completion targets between the First Bone Spring and the Wolfcamp B.
As a result of our ongoing drilling and completion operations in these asset areas, our Delaware Basin production increased significantly in 2018. Our average daily oil equivalent production from the Delaware Basin increased approximately 54% to 45,237 BOE per day (87% of total oil equivalent production), including 28,026 Bbl of oil per day (92% of total oil production) and 103.3 MMcf of natural gas per day (80% of total natural gas production), in 2018, as compared to 29,463 BOE per day (76% of total oil equivalent production), including 18,023 Bbl of oil per day (84% of total oil production) and 68.6

MMcf of natural gas per day (66% of total natural gas production), in 2017. Our average daily oil equivalent production from the Delaware Basin also grew approximately 41% from 34,859 BOE per day in the fourth quarter of 2017 to 49,309 BOE per day in the fourth quarter of 2018.
At December 31, 2018, approximately 89% of our estimated total proved oil and natural gas reserves, or 191.5 million BOE, was attributable to the Delaware Basin, including approximately 114.8 million Bbl of oil and 460.0 Bcf of natural gas, a 48% increase, as compared to 129.0 million BOE for the year ended December 31, 2017. Our Delaware Basin proved reserves at December 31, 2018 comprised approximately 93% of our proved oil reserves and 83% of our proved natural gas reserves, as compared to approximately 89% of our proved oil reserves and 78% of our proved natural gas reserves at December 31, 2017.
At December 31, 2018, we had identified 5,442 gross (2,472.2 net) engineered locations for potential future drilling on our Delaware Basin acreage, primarily in the Wolfcamp or Bone Spring plays, but also including the shallower Brushy Canyon and Avalon formations and the deeper Strawn formation. These locations include 3,451 gross (2,278.0 net) locations that we anticipate operating as we hold a working interest of at least 25% in each of these locations. Each horizontal drilling location assumes a one-mile lateral, although we anticipate that many of our future wells will have lateral lengths longer than one mile. These engineered locations have been identified on a property-by-property basis and take into account criteria such as anticipated geologic conditions and reservoir properties, estimated rates of return, estimated recoveries from our Delaware Basin wells and other nearby wells based on available public data, drilling densities observed on properties of other operators, estimated drilling and completion costs, spacing and other rules established by regulatory authorities and surface considerations, among other criteria. Our engineered well locations at December 31, 2018 do not yet include all portions of our acreage position and do not include any horizontal locations in our Twin Lakes asset area in Lea County, New Mexico. Our identified well locations presume that these properties may be developed on 80- to 160-acre well spacing and that multiple intervals may be prospective at any one surface location. Although we believe that denser well spacing may be possible, at December 31, 2018, the majority of our estimated locations were based on the assumption of 160-acre well spacing. As we explore and develop our Delaware Basin acreage further, we anticipate that we may identify additional locations for future drilling. At December 31, 2018, these potential future drilling locations included 301 gross (147.6 net) locations in the Delaware Basin, primarily in the Wolfcamp and Bone Spring plays, but also in the Brushy Canyon, Avalon and Strawn formations, to which we have assigned proved undeveloped reserves.
At December 31, 2018, we were operating six drilling rigs in the Delaware Basin, and we expect to operate these six rigs in the Delaware Basin throughout 2019, including two rigs in each of the Rustler Breaks and Antelope Ridge asset areas, one rig in the Wolf/Jackson Trust asset areas and one rig in the Ranger/Arrowhead and Twin Lakes asset areas. We have continued to build significant optionality into our drilling program. Three of our rigs operate on longer-term contracts with remaining average terms of approximately 12 months. The other three rigs are on short-term contracts with remaining obligations of six months or less. This affords us the ability to modify our drilling program as we may deem necessary based on changing commodity prices and other factors. We are also planning to participate in non-operated wells in the Delaware Basin as these opportunities arise in 2019.
Rustler Breaks Asset Area - Eddy County, New Mexico
We operated two to three drilling rigs in our Rustler Breaks asset area during most of 2018. We completed and turned to sales 83 gross (41.8 net) horizontal wells and two gross (1.5 net) vertical wells in the Rustler Breaks asset area in 2018, including 46 gross (38.0 net) operated and 39 gross (5.3 net) non-operated wells. Most of these wells were completed in the Wolfcamp A-XY or Wolfcamp B-Blair intervals.
One of the key achievements of our drilling and completions program in our Rustler Breaks asset area in 2018 was our first operated two-mile horizontal well—the David Edelstein State Com 12&11-24S-27E RB #203H (Edelstein #203H) well, a Wolfcamp A-XY completion. The Edelstein #203H well tested 2,378 BOE per day (77% oil) during a 24-hour IP test in the third quarter of 2018.
We were pleased in 2018 with the success of our wells drilled in the northwestern portion of our acreage position. For example, the Miss Sue 12-23S-27E RB #201H (Miss Sue #201H) and the Michael Collins 11-23S-27E RB #201H (Michael Collins #201H) wells tested 1,706 BOE per day (76% oil) and 2,125 BOE per day (78% oil), respectively, during 24-hour IP tests. The Joe Coleman 13-23S-27E RB #201H and #203H (Joe Coleman #201H and #203H) wells tested 1,702 BOE per day (80% oil) and 1,831 BOE per day (73% oil), respectively, during 24-hour IP tests. In seven months of production, the Joe Coleman #201H and #203H wells have produced approximately 210,000 BOE (69% oil) and 190,000 BOE (70% oil), respectively.
In addition, the Garrett Fed Com #122H (Garrett #122H) well, a Second Bone Spring completion in the Rustler Breaks asset area, flowed 2,411 BOE per day (84% oil) during a 24-hour IP test. We expect to further delineate the Second Bone Spring formation moving to the northwest in our Rustler Breaks asset area using two-mile laterals beginning in the latter part of 2019 or early 2020.

Wolf and Jackson Trust Asset Areas - Loving County, Texas
In the Wolf and Jackson Trust asset areas, we continued to focus primarily on the Wolfcamp A-XY and Wolfcamp A-Lower formations in 2018. We operated one drilling rig in our Wolf and Jackson Trust asset areas during 2018, and we completed and turned to sales 11 gross (8.0 net) operated horizontal wells in these asset areas. Most of these wells were completed in the Wolfcamp A-XY interval.
In the fourth quarter of 2018, we completed and placed on production the Wolf 80-TTT-B33 WF #206H and #208H (Wolf #206H and #208H) wells. These wells tested 2,509 BOE per day (41% oil) and 2,514 BOE per day (39% oil), respectively, during 24-hour IP tests. We attribute these well results to the selection of an improved landing target identified through the use of 3-D seismic data, the longer lateral lengths drilled and completed (5,600 and 6,200 feet, respectively) and an improved stimulation design.
Arrowhead and Ranger Asset Areas - Eddy and Lea Counties, New Mexico
We operated one drilling rig in our Arrowhead, Ranger and Twin Lakes asset areas during 2018. We completed and turned to sales 13 gross (7.9 net) horizontal wells in the Arrowhead and Ranger asset areas in 2018, including 10 gross (7.5 net) operated and three gross (0.4 net) non-operated wells. Most of these wells were completed in the Second Bone Spring and Third Bone Spring intervals.
The SST 6 State #123H and #124H wells, our first two Second Bone Spring wells drilled on the SST leasehold north of the Stebbins acreage in the Arrowhead asset area, tested 2,056 BOE per day (85% oil) and 1,845 BOE per day (86% oil), respectively, during 24-hour IP tests. The SST 6 State #123H well has produced approximately 240,000 BOE (70% oil) in its first eight months of production, and the SST 6 State #124H well has produced approximately 180,000 BOE (73% oil) in its first eight months of production.
In addition, we believe recent Wolfcamp wells drilled by Matador and other operators demonstrate the prospectivity of the Wolfcamp formation moving north in the Delaware Basin. We achieved positive Wolfcamp results in the Ranger asset area with the recent completion of the Verna Rae Federal Com #204H (Verna Rae #204H) well about three miles southwest of our Mallon wells. The Verna Rae #204H well flowed 1,586 BOE per day (90% oil) during a 24-hour IP test.
Antelope Ridge Asset Area - Lea County, New Mexico
We operated one to two drilling rigs in our Antelope Ridge asset area during 2018. We completed and turned to sales 29 gross (13.2 net) horizontal wells in this asset area in 2018, including 14 gross (12.3 net) operated and 15 gross (0.9 net) non-operated wells. As we began to delineate the Antelope Ridge asset area during 2018, we tested six different intervals, completing wells in the Brushy Canyon, First, Second and Third Bone Spring, Wolfcamp A-XY and Wolfcamp A-Lower.
In particular, we were pleased with our delineation of the Wolfcamp A-Lower in the Antelope Ridge asset area. The Strong 14-24S-33E AR #214H (Strong #214H) well, our second Wolfcamp A-Lower test in the Antelope Ridge asset area, flowed 3,670 BOE per day (77% oil) during a 24-hour IP test. The Strong #214H well was a successful follow-up to our initial Wolfcamp A-Lower well in the Antelope Ridge asset area, the Leo Thorsness 13-24S-33E AR #211H (Leo Thorsness #211H) well, which flowed 2,906 BOE per day (72% oil) during a 24-hour IP test. The Strong #214H well has produced approximately 225,000 BOE (75% oil) in its first four months of production, and the Leo Thorsness #211H well has produced approximately 325,000 BOE (72% oil) in its first 11 months of production.
We also achieved several strong results in the Bone Spring in the Antelope Ridge asset area. The Irvin Wall State Com #131H (Irvin Wall #131H) well, our initial Third Bone Spring test in the Antelope Ridge asset area, flowed 2,343 BOE per day (81% oil) during a 24-hour IP test. The Irvin Wall #131H well has produced approximately 150,000 BOE (85% oil) in its first seven months of production. In addition, the Bill Alexander State Com #111H (Bill Alexander #111H) well, our second First Bone Spring test in the Antelope Ridge asset area, flowed 1,808 BOE per day (79% oil) during a 24-hour IP test. The Bill Alexander #111H well was a strong follow-up test of the First Bone Spring formation north of our initial First Bone Spring completion in the Antelope Ridge asset area, the Marlan Downey 9-23S-35E AR #111H well, which tested 1,491 BOE per day (82% oil) during a 24-hour IP test. The Bill Alexander #111H well has produced approximately 175,000 BOE (80% oil) in its first seven months of production.

Twin Lakes Asset Area - Lea County, New Mexico
In 2018, we performed our first test of the Wolfcamp D formation in the western portion of our Twin Lakes asset area in northern Lea County, New Mexico. This well, the Northeast Kemnitz #233H well, tested approximately 675 BOE per day (84% oil) on electric submersible pump during a 24-hour IP test. This well has exhibited a shallow production decline similar to the D. Culbertson 26-15S-36E TL State #234H (D. Culbertson #234H) well, which was drilled and completed in 2017 and tested approximately 600 BOE per day (82% oil) during a 24-hour IP test. At December 31, 2018, we estimated an ultimate recovery of approximately 400,000 BOE from the D. Culbertson #234H well. Oil production from the D. Culbertson #234H well has been essentially flat, averaging approximately 110 Bbl of oil per day over the past 18 months, resulting in upward revisions to its estimated ultimate recovery.
Stateline Asset Area - Eddy County, New Mexico
In early September 2018, we acquired the Stateline asset area in southern Eddy County, New Mexico as part of the BLM Acquisition. The Stateline asset area includes approximately 2,800 gross and net undeveloped leasehold acres prospective for multiple geologic targets. The acquired leases are federal leases and provide an 87.5% net revenue interest (“NRI”) as compared to approximately 75% NRI on most fee leases today. As a result, we will retain an additional 17% of the net production from each well drilled and completed on these properties. The large majority of the acquired acreage is believed to be conducive to drilling longer laterals of up to two miles or more, utilizing central facilities and multi-well pad development. The BLM has formally issued these leases, and we have begun actively pursuing drilling permits on these tracts. We expect to begin drilling operations on these properties in early 2020.
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
At December 31, 2018, our properties included approximately 32,000 gross (28,900 net) acres in the Eagle Ford shale play in Atascosa, DeWitt, Gonzales, Karnes, La Salle, Wilson and Zavala Counties in South Texas. We believe that approximately 88% of our Eagle Ford acreage is prospective predominantly for oil or liquids-rich natural gas with condensate, with the remainder being prospective for less liquids-rich natural gas. Approximately 93% of our Eagle Ford acreage was held by production at December 31, 2018, and essentially all of our Eagle Ford acreage was either held by production at December 31, 2018 or not burdened by lease expirations before 2020.
In early October 2018, we added one operated drilling rig to conduct a short-term drilling program in South Texas to drill up to 10 wells, primarily in the Eagle Ford shale, to take advantage of higher oil and natural gas prices in South Texas, to conduct at least one exploratory test of the Austin Chalk formation and to validate and to hold by production almost all of our remaining undeveloped Eagle Ford acreage. This rig operated in South Texas throughout the fourth quarter of 2018 and into early 2019. When drilling operations were finalized on the ninth well in early February 2019, this rig was released and was not moved to the Delaware Basin as we had previously anticipated. One of the Eagle Ford shale wells was completed and turned to sales during the fourth quarter of 2018, and the remaining eight wells, including one well drilled in the Austin Chalk, are expected to be completed and turned to sales late in the first quarter or early in the second quarter of 2019.
Our average daily oil equivalent production from the Eagle Ford shale decreased 28% to 3,158 BOE per day, including 2,485 Bbl of oil per day and 4.0 MMcf of natural gas per day, during 2018, as compared to 4,413 BOE per day, including 3,475 Bbl of oil per day and 5.6 MMcf of natural gas per day, during 2017. For the year ended December 31, 2018, 6% of our total daily oil equivalent production was attributable to the Eagle Ford shale, as compared to 11% for the year ended December 31, 2017.
At December 31, 2018, approximately 6% of our estimated total proved oil and natural gas reserves, or 12.2 million BOE, was attributable to the Eagle Ford shale, including approximately 8.5 million Bbl of oil and 21.9 Bcf of natural gas. Our Eagle Ford total proved reserves comprised approximately 7% of our proved oil reserves and 4% of our proved natural gas reserves at December 31, 2018, as compared to approximately 11% of our proved oil reserves and 5% of our proved natural gas reserves at December 31, 2017.
At December 31, 2018, we had identified 238 gross (206.9 net) engineered locations for potential future drilling on our Eagle Ford acreage. Each drilling location assumes a one-mile lateral, although we anticipate that many of our future wells may have lateral lengths longer than one mile. These locations have been identified on a property-by-property basis and take into account criteria such as anticipated geologic conditions and reservoir properties, estimated rates of return, estimated recoveries from our producing Eagle Ford wells and other nearby wells based on available public data, drilling densities anticipated on our properties and observed on properties of other operators, estimated drilling and completion costs, spacing and other rules established by regulatory authorities and surface considerations, among other factors. The identified well locations presume that we will be able to develop our Eagle Ford properties on 40- to 80-acre spacing, depending on the specific property and the wells we have already drilled. We anticipate that any Eagle Ford wells drilled on our acreage in central and northern La Salle, northern Karnes and southern Wilson Counties can be developed on 40- to 50-acre spacing, while other properties, particularly the eastern portion of our acreage in DeWitt County, are more likely to be developed on 80-acre spacing. At December 31, 2018, these 238 gross (206.9 net) identified drilling locations included 17 gross (17.0 net) locations to which we have assigned proved undeveloped reserves.
These engineered drilling locations include only a single interval in the lower portion of the Eagle Ford shale. We believe portions of our Eagle Ford acreage may be prospective for an additional target in the lower portion of the Eagle Ford shale and for other intervals in the upper portion of the Eagle Ford shale, from which we would expect to produce predominantly oil and liquids. In addition, we believe portions of our Eagle Ford acreage may also be prospective for the Austin Chalk, Buda and other formations, from which we would expect to produce predominantly oil and liquids. At December 31, 2018, we had not included any future drilling locations in the upper portion of the Eagle Ford shale, in any additional intervals of the lower portion of the Eagle Ford shale or in the Austin Chalk or Buda formations, even though recent activity from other operators in these formations around our South Texas acreage position has demonstrated the potential prospectivity of these intervals.
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
We did not conduct any operated drilling and completion activities on our leasehold properties in Northwest Louisiana and East Texas during 2018, although we did participate in the drilling and completion of eight gross (0.2 net) non-operated Haynesville shale wells that were turned to sales in 2018. We do not plan to drill any operated Haynesville shale or Cotton Valley wells in 2019.
At December 31, 2018, we held approximately 25,500 gross (22,800 net) acres in Northwest Louisiana and East Texas, including 19,600 gross (12,000 net) acres in the Haynesville shale play and 21,100 gross (18,600 net) acres in the Cotton Valley play. We operate substantially all of our Cotton Valley and shallower production on our leasehold interests in Northwest Louisiana and East Texas, as well as all of our Haynesville production on the acreage outside of what we believe to be the core area of the Haynesville shale play. We operate approximately 32% of the 13,200 gross (6,400 net) acres that we consider to be in the core area of the Haynesville shale play.
For the year ended December 31, 2018, approximately 7% of our average daily oil equivalent production, or 3,733 BOE per day, including 12 Bbl of oil per day and 22.3 MMcf of natural gas per day, was attributable to our leasehold interests in Northwest Louisiana and East Texas. Natural gas production from these properties comprised approximately 17% of our daily natural gas production during 2018, as compared to approximately 29% of our daily natural gas production during 2017. During the year ended December 31, 2017, approximately 13% of our average daily oil equivalent production, or 5,060 BOE per day, including 12 Bbl of oil per day and 30.4 MMcf of natural gas per day, was attributable to our properties in Northwest Louisiana and East Texas.
For the year ended December 31, 2018, approximately 16% of our daily natural gas production, or 20.5 MMcf of natural gas per day, was produced from the Haynesville shale, with approximately 1%, or 1.8 MMcf of natural gas per day, produced from the Cotton Valley and other shallower formations on these properties. For the year ended December 31, 2017, approximately 27% of our daily natural gas production, or 28.3 MMcf of natural gas per day, was produced from the Haynesville shale, with approximately 2%, or 2.1 MMcf of natural gas per day, produced from the Cotton Valley and other shallower formations on these properties. At December 31, 2018, approximately 5% of our estimated total proved reserves, or 10.9 million BOE, was attributable to the Haynesville shale with another 0.3% of our proved reserves, or 0.7 million BOE, attributable to the Cotton Valley and shallower formations underlying this acreage.
At December 31, 2018, we had identified 395 gross (100.2 net) engineered locations for potential future drilling in the Haynesville shale play and 71 gross (49.2 net) engineered locations for potential future drilling in the Cotton Valley formation. Each drilling location assumes a one-mile lateral, although we anticipate that many of our future wells may have lateral lengths longer than one mile. These locations have been identified on a property-by-property basis and take into account criteria such as anticipated geologic conditions and reservoir properties, estimated rates of return, estimated recoveries from our producing Haynesville and Cotton Valley wells and other nearby wells based on available public data, drilling densities observed on properties of other operators, including on some of our non-operated properties, estimated drilling and completion costs, spacing and other rules established by regulatory authorities and surface conditions, among other criteria. Of the 395 gross (100.2 net) locations identified for future drilling on our Haynesville acreage, 321 gross (47.2 net) locations have been identified within the 13,200 gross (6,400 net) acres that we believe are located in the core area of the Haynesville shale play. As we explore and develop our Northwest Louisiana and East Texas acreage further, we believe it is possible that we may identify additional locations for future drilling. At December 31, 2018, these potential future drilling locations included 14 gross (4.9 net) locations in the Haynesville shale (and no locations in the Cotton Valley) to which we have assigned proved undeveloped reserves.
Midstream Segment
Our midstream segment conducts midstream operations in support of our exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and salt water gathering services and salt water disposal services to third parties.
Southeast New Mexico and West Texas — Delaware Basin
On February 17, 2017, we announced the formation of San Mateo, a strategic joint venture with a subsidiary of Five Point. The midstream assets that were contributed to San Mateo included (i) the Black River Processing Plant; (ii) one salt water disposal well and a related commercial salt water disposal facility in the Rustler Breaks asset area; (iii) three salt water disposal wells and related commercial salt water disposal facilities in the Wolf asset area and (iv) substantially all related oil, natural gas and salt water gathering systems and pipelines in both the Rustler Breaks and Wolf asset areas (collectively, the “Delaware Midstream Assets”). We received $171.5 million in connection with the formation of San Mateo. We earned $14.7 million in performance incentives effective January 31, 2018, which was paid by Five Point in the first quarter of 2018. Through January 31, 2019, we had earned an additional $14.7 million in performance incentives that we expect to be paid by Five Point in the first quarter of 2019 and may earn up to an additional $44.1 million in performance incentives over the next three years. We continue to operate the Delaware Midstream Assets and retain operational control of San Mateo. The Company and Five Point own 51% and 49% of San Mateo, respectively. San Mateo continues to provide firm capacity service to us at market rates, while also being a midstream service provider to other customers in and around our Wolf and Rustler Breaks asset areas.
In February 2019, we announced an expansion of our midstream business with the formation of San Mateo II. For additional information regarding this strategic joint venture, see “—2019 Recent Developments.”
Natural Gas Gathering and Processing Assets
The Black River Processing Plant and associated gathering system were originally built to support our ongoing and future development efforts in the Rustler Breaks asset area and to provide us with firm takeaway and processing services for our Rustler Breaks natural gas production. We had previously completed the installation and testing of a 12-inch natural gas trunk line and associated gathering lines running throughout the length of our Rustler Breaks acreage position, and these natural gas gathering lines are being used to gather almost all of our operated natural gas production at Rustler Breaks.
During 2017, San Mateo began expanding the Black River Processing Plant in our Rustler Breaks asset area in Eddy County, New Mexico to add an incremental designed inlet capacity of 200 MMcf of natural gas per day to the existing designed inlet capacity of 60 MMcf of natural gas per day. As noted above in “—2018 Highlights—Midstream Highlights,” San Mateo completed this expansion of the Black River Processing Plant in late March 2018, bringing the total designed inlet capacity of the Black River Processing Plant to 260 MMcf of natural gas per day. The expanded Black River Processing Plant supports our exploration and production development activities in the Delaware Basin and offers processing opportunities for other producers’ development efforts.
As noted above in “—2018 Highlights—Midstream Highlights,” in October 2018, a subsidiary of San Mateo entered into a long-term agreement with a significant producer in Eddy County, New Mexico relating to the gathering and processing of such producer’s natural gas production. As a result of this agreement, along with prior natural gas gathering and processing agreements entered into by San Mateo with its customers, including us, at December 31, 2018, San Mateo had entered into contracts to provide firm gathering and processing services for over 200 MMcf of natural gas per day, or over 80% of the designed inlet capacity of 260 MMcf of natural gas per day, at the Black River Processing Plant.
In addition, in early 2018, San Mateo completed an NGL pipeline connection at the Black River Processing Plant to the NGL pipeline owned by EPIC Y-Grade Pipeline LP. This NGL connection provides several significant benefits to us and other San Mateo customers compared to transporting the NGLs by truck. San Mateo’s customers receive (i) firm NGL takeaway out of the Delaware Basin, (ii) increased NGL recoveries, (iii) improved pricing realizations through lower transportation and fractionation costs and (iv) increased optionality through San Mateo’s ability to operate the Black River Processing Plant in ethane recovery mode, if desired.
In our Wolf asset area in Loving County, Texas, San Mateo gathers our natural gas production with the natural gas gathering system we retained following the sale of our wholly-owned subsidiary that owned certain natural gas gathering and processing assets in the Wolf asset area (the “Loving County Processing System”) to an affiliate of EnLink Midstream Partners, LP (“EnLink”) in October 2015. The Loving County Processing System included a cryogenic natural gas processing plant (the “Wolf Processing Plant”) and approximately six miles of high-pressure gathering pipeline that connected our gathering system to the Wolf Processing Plant. Substantially all of our remaining midstream assets in the Wolf asset area were contributed to San Mateo in February 2017.
At December 31, 2018, San Mateo’s natural gas gathering systems included natural gas gathering pipelines and related compression and treating systems. During the year ended December 31, 2018, San Mateo gathered approximately 46.1 Bcf of natural gas, as compared to 32.1 Bcf of natural gas gathered during the year ended December 31, 2017. In addition, during the year ended December 31, 2018, San Mateo processed approximately 32.3 Bcf of natural gas, as compared to 18.4 Bcf of natural gas processed during the year ended December 31, 2017.
Crude Oil Gathering and Transportation Assets
As noted above in “—2018 Highlights—Midstream Highlights,” subsidiaries of San Mateo and Plains have entered into a strategic relationship to gather and transport crude oil for upstream producers in Eddy County, New Mexico and have agreed to work together through a joint tariff arrangement and related transactions to offer producers located within the Joint Development Area crude oil transportation services from the wellhead to Midland, Texas with access to other end markets.
Also, as noted above in “—2018 Highlights—Midstream Highlights,” San Mateo completed its expanded Wolf Oil Pipeline System in May 2018 and placed into service the Rustler Breaks Oil Pipeline System in December 2018. With the Wolf Oil Pipeline System and the Rustler Breaks Oil Pipeline System (collectively, the “San Mateo Oil Pipeline Systems”) in service, at December 31, 2018, we estimated we had on pipe almost all of our oil production from the Wolf and Rustler Breaks asset areas, which comprised approximately 70% of our Delaware Basin oil production in the fourth quarter of 2018. With the San Mateo Oil Pipeline Systems in service, we expect to improve our oil price realizations in the Wolf and Rustler Breaks asset areas through the elimination of higher priced trucking services.
At December 31, 2018, the San Mateo Oil Pipeline Systems included crude oil gathering and transportation pipelines from origin points in Loving County, Texas and Eddy County, New Mexico to interconnects with Plains Pipeline, L.P. and two trucking facilities. During the year ended December 31, 2018, the San Mateo Oil Pipeline Systems had throughput of approximately 2.0 million Bbl of oil, as compared to 0.5 million Bbl of oil throughput during the year ended December 31, 2017.
Produced Water Gathering and Disposal Assets
During 2018, San Mateo placed into service three commercial salt water disposal wells in the Rustler Breaks asset area and placed into service one additional commercial salt water disposal well there in February 2019, bringing San Mateo’s commercial salt water disposal well count in the Rustler Breaks asset area to six at February 26, 2019. In addition to its six commercial salt water disposal wells and associated facilities in the Rustler Breaks asset area, at February 26, 2019, San Mateo had three commercial salt water disposal wells and associated facilities in the Wolf asset area, and San Mateo’s salt water gathering systems included salt water gathering pipelines in the Rustler Breaks and Wolf asset areas. At February 26, 2019, San Mateo had a designed disposal capacity of approximately 250,000 Bbl of salt water per day.
As noted above in “—2018 Highlights—Midstream Highlights,” in June 2018, a subsidiary of San Mateo entered into a long-term agreement with a significant producer in Eddy County, New Mexico to gather and dispose of the customer’s produced salt water. The agreement includes the dedication of certain of the third party’s wells, which are or will be located near San Mateo’s existing salt water gathering system in Eddy County, New Mexico.
During the year ended December 31, 2018, San Mateo gathered approximately 44.0 million Bbl of salt water, as compared to 20.0 million Bbl of salt water gathered during the year ended December 31, 2017. In addition, during the year ended December 31, 2018, San Mateo disposed of approximately 47.5 million Bbl of salt water, as compared to 23.6 million Bbl of salt water disposed of during the year ended December 31, 2017.
South Texas / Northwest Louisiana and East Texas
In South Texas, we own a natural gas gathering system that gathers natural gas production from certain of our operated Eagle Ford leases. In Northwest Louisiana and East Texas, we have midstream assets that gather and treat natural gas from most of our operated leases and from third parties and five non-commercial salt water disposal wells that dispose of our salt water. Our midstream assets in South Texas and Northwest Louisiana and East Texas are not part of San Mateo.

Operating Summary
The following table sets forth certain unaudited production and operating data for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
Unaudited Production Data:
Net Production Volumes:
Oil (MBbl)	11,141	7,851	5,096
Natural gas (Bcf)	47.3	38.2	30.5
Total oil equivalent (MBOE) (1)	19,026	14,212	10,180
Average daily production (BOE/d) (1)	52,128	38,936	27,813
Average Sales Prices:
Oil, without realized derivatives (per Bbl)	$57.04	$49.28	$41.19
Oil, with realized derivatives (per Bbl)	$57.38	$48.81	$42.34
Natural gas, without realized derivatives (per Mcf)	$3.49	$3.72	$2.66
Natural gas, with realized derivatives (per Mcf)	$3.46	$3.70	$2.78
Operating Expenses (per BOE):
Production taxes, transportation and processing	$4.00	$4.10	$4.23
Lease operating	$4.89	$4.74	$5.52
Plant and other midstream services operating	$1.29	$0.92	$0.53
Depletion, depreciation and amortization	$13.94	$12.49	$11.99
General and administrative	$3.64	$4.65	$5.41
__________________

(1)	Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
The following table sets forth information regarding our production volumes, sales prices and production costs for the year ended December 31, 2018 from our operating areas, which we consider to be distinct fields for purposes of accounting for production.

	Southeast New Mexico/West Texas	South Texas	Northwest Louisiana/East Texas

	Delaware Basin	Eagle Ford (1)	Haynesville	Cotton Valley (2)	Total
Annual Net Production Volumes
Oil (MBbl)	10,230	907	—	4	11,141
Natural gas (Bcf)	37.7	1.5	7.5	0.6	47.3
Total oil equivalent (MBOE) (3)	16,512	1,152	1,247	115	19,026
Percentage of total annual net production	86.8%	6.0%	6.6%	0.6%	100.0%
Average Net Daily Production Volumes
Oil (Bbl/d)	28,026	2,485	—	12	30,523
Natural gas (MMcf/d)	103.3	4.0	20.5	1.8	129.6
Total oil equivalent (BOE/d)	45,237	3,158	3,417	316	52,128
Average Sales Prices (4)
Oil (per Bbl)	$56.12	$67.40	$—	$64.72	$57.04
Natural gas (per Mcf)	$3.55	$5.46	$2.85	$2.80	$3.49
Total oil equivalent (per BOE)	$42.88	$60.02	$17.09	$18.59	$42.08
Production Costs (5)
Lease operating, transportation and processing (per BOE)	$4.79	$17.25	$5.41	$19.11	$5.68
__________________

(1)	Includes one well producing small volumes of oil from the Austin Chalk formation and two wells producing small quantities of natural gas from the San Miguel formation in Zavala County, Texas.

(2)	Includes the Cotton Valley formation and shallower zones and also includes one well producing from the Frio formation in Orange County, Texas.

(3)	Production volumes reported in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

(4)	Excludes impact of derivative settlements.

(5)	Excludes plant and other midstream services operating expenses, ad valorem taxes and oil and natural gas production taxes.
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
Our total oil equivalent production of approximately 19.0 million BOE for the year ended December 31, 2018 increased 34% from our total oil equivalent production of approximately 14.2 million BOE for the year ended December 31, 2017. This increased production was primarily due to our delineation and development operations in the Delaware Basin, which offset declining production in the Eagle Ford and Haynesville shales where we have significantly reduced our operated activity since late 2014 and early 2015. Our average daily oil equivalent production for the year ended December 31, 2018 was 52,128 BOE per day, as compared to 38,936 BOE per day for the year ended December 31, 2017. Our average daily oil production for the year ended December 31, 2018 was 30,524 Bbl of oil per day, an increase of 42% from 21,510 Bbl of oil per day for the year ended December 31, 2017. Our average daily natural gas production for the year ended December 31, 2018 was 129.6 MMcf of natural gas per day, an increase of 24% from 104.6 MMcf of natural gas per day for the year ended December 31, 2017.
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

Producing Wells
The following table sets forth information relating to producing wells at December 31, 2018. Wells are classified as oil wells or natural gas wells according to their predominant production stream. We had an approximate average working interest of 77% in all wells that we operated at December 31, 2018. For wells where we are not the operator, our working interests range from less than 1% to as much as just over 50%, and average approximately 11%. In the table below, gross wells are the total number of producing wells in which we own a working interest and net wells represent the total of our fractional working interests owned in the gross wells.

	Oil Wells		Natural Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Southeast New Mexico/West Texas:
Delaware Basin (1)	519	241.0	111	49.7	630	290.7
South Texas:
Eagle Ford (2)	144	118.5	4	4.0	148	122.5
Northwest Louisiana/East Texas:
Haynesville	—	—	227	20.4	227	20.4
Cotton Valley (3)	2	2.0	77	51.3	79	53.3
Area Total	2	2.0	304	71.7	306	73.7
Total	665	361.5	419	125.4	1,084	486.9
__________________

(1)	Includes 224 gross (58.6 net) vertical wells that were acquired in multiple transactions.

(2)	Includes one well producing small volumes of oil from the Austin Chalk formation and two wells producing small quantities of natural gas from the San Miguel formation in Zavala County, Texas.

(3)	Includes the Cotton Valley formation and shallower zones and also includes one well producing from the Frio formation in Orange County, Texas.
Estimated Proved Reserves
The following table sets forth our estimated proved oil and natural gas reserves at December 31, 2018, 2017 and 2016. Our production and proved reserves are reported in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Where we produce liquids-rich natural gas, such as in the Delaware Basin and the Eagle Ford shale, the economic value of the NGLs associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the NGLs are extracted and sold. The reserves estimates were based on evaluations prepared by our engineering staff and have been audited for their reasonableness by Netherland, Sewell & Associates, Inc., independent reservoir engineers. These reserves estimates were prepared in accordance with the SEC’s rules for oil and natural gas reserves reporting. The estimated reserves shown are for proved reserves only and do not include any unproved reserves classified as probable or possible reserves that might exist for our properties, nor do they include any consideration that could be attributable to interests in unproved and unevaluated acreage beyond those tracts for which proved reserves have been estimated. Proved oil and natural gas reserves are the estimated quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

	At December 31, (1)
	2018	2017	2016
Estimated Proved Reserves Data: (2)
Estimated proved reserves:
Oil (MBbl)	123,401	86,743	56,977
Natural Gas (Bcf)	551.5	396.2	292.6
Total (MBOE) (3)	215,313	152,771	105,752
Estimated proved developed reserves:
Oil (MBbl)	53,223	36,966	22,604
Natural Gas (Bcf)	246.2	190.1	126.8
Total (MBOE) (3)	94,261	68,651	43,731
Percent developed	43.8%	44.9%	41.4%
Estimated proved undeveloped reserves:
Oil (MBbl)	70,178	49,777	34,373
Natural Gas (Bcf)	305.2	206.1	165.9
Total (MBOE) (3)	121,052	84,120	62,021
Standardized Measure (4) (in millions)	$2,250.6	$1,258.6	$575.0
PV-10 (5) (in millions)	$2,579.3	$1,333.4	$581.5
__________________

(1)	Numbers in table may not total due to rounding.

(2)
Our estimated proved reserves, Standardized Measure and PV-10 were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic averages of the first-day-of-the-month prices for the 12 months ended December 31, 2018 were $62.04 per Bbl for oil and $3.10 per MMBtu for natural gas, for the 12 months ended December 31, 2017 were $47.79 per Bbl for oil and $2.98 per MMBtu for natural gas, and for the 12 months ended December 31, 2016 were $39.25 per Bbl for oil and $2.48 per MMBtu for natural gas. These prices were adjusted by lease for quality, energy content, regional price differentials, transportation fees, marketing deductions and other factors affecting the price received at the wellhead. We report our proved reserves in two streams, oil and natural gas, and the economic value of the NGLs associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the NGLs are extracted and sold.

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

(5)
PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. PV-10 is not an estimate of the fair market value of our properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies and of the potential return on investment related to the companies’ properties without regard to the specific tax characteristics of such entities. Our PV-10 at December 31, 2018, 2017 and 2016 may be reconciled to our Standardized Measure of discounted future net cash flows at such dates by reducing our PV-10 by the discounted future income taxes associated with such reserves. The discounted future income taxes at December 31, 2018, 2017 and 2016 were, in millions, $328.7, $74.8 and $6.5, respectively.

Our estimated total proved oil and natural gas reserves increased 41% from 152.8 million BOE at December 31, 2017 to 215.3 million BOE at December 31, 2018. We added 69.6 million BOE in proved oil and natural gas reserves through extensions and discoveries throughout 2018, approximately 3.7 times our 2018 annual production of 19.0 million BOE. Our proved oil reserves grew 42% from approximately 86.7 million Bbl at December 31, 2017 to approximately 123.4 million Bbl at December 31, 2018. Our proved natural gas reserves increased 39% from 396.2 Bcf at December 31, 2017 to 551.5 Bcf at December 31, 2018. This increase in proved oil and natural gas reserves was primarily a result of our delineation and development operations in the Delaware Basin during 2018. We realized approximately 11.3 million BOE in net upward revisions to our proved reserves during 2018 primarily as a result of upward technical revisions resulting from better-than-projected well performance from certain wells, as compared to December 31, 2017. Our proved reserves to production ratio at December 31, 2018 was 11.3, an increase of 4% from 10.8 at December 31, 2017.
Over the past two years, our estimated total proved oil and natural gas reserves more than doubled, increasing 104% from 105.8 million BOE at December 31, 2016 to 215.3 million Bbl at December 31, 2018. Our proved oil reserves grew 117% from 57.0 million Bbl at December 31, 2016 to 123.4 million Bbl at December 31, 2018. Our proved developed oil reserves increased 135% from 22.6 million Bbl at December 31, 2016 to 53.2 million Bbl at December 31, 2018.

The Standardized Measure of our total proved oil and natural gas reserves increased 79% from $1.26 billion at December 31, 2017 to $2.25 billion at December 31, 2018. The PV-10 of our total proved oil and natural gas reserves increased 93% from $1.33 billion at December 31, 2017 to $2.58 billion at December 31, 2018. The increases in our Standardized Measure and PV-10 are primarily a result of our delineation and development drilling activities in the Delaware Basin during 2018 and higher weighted average oil and natural gas prices used to estimate proved reserves at December 31, 2018, as compared to December 31, 2017. The unweighted arithmetic averages of first-day-of-the-month oil and natural gas prices used to estimate proved reserves at December 31, 2018 were $62.04 per Bbl and $3.10 per MMBtu, an increase of 30% and 4%, respectively, as compared to average oil and natural gas prices of $47.79 per Bbl and $2.98 per MMBtu used to estimate proved reserves at December 31, 2017. Our total proved reserves were made up of 57% oil and 43% natural gas at December 31, 2018, as compared to 57% oil and 43% natural gas at December 31, 2017. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see the preceding table.
Our proved developed oil and natural gas reserves increased 37% from 68.7 million BOE at December 31, 2017 to 94.3 million BOE at December 31, 2018 due primarily to our delineation and development operations in the Delaware Basin. Our proved developed oil reserves increased 44% from 37.0 million Bbl at December 31, 2017 to 53.2 million Bbl at December 31, 2018. Our proved developed natural gas reserves increased 30% from 190.1 Bcf at December 31, 2017 to 246.2 Bcf at December 31, 2018.
The following table summarizes changes in our estimated proved developed reserves at December 31, 2018.

Proved Developed Reserves

(MBOE) (1)
As of December 31, 2017	68,651
Extensions and discoveries	14,666
Purchases of minerals-in-place	596
Revisions of prior estimates	3,091
Production	(19,026)
Conversion of proved undeveloped to proved developed	26,283
As of December 31, 2018	94,261
__________________

(1)	Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
Our proved undeveloped oil and natural gas reserves increased 44% from 84.1 million BOE at December 31, 2017 to 121.1 million BOE at December 31, 2018. Our proved undeveloped oil and natural gas reserves increased from 49.8 million Bbl and 206.1 Bcf, respectively, at December 31, 2017 to 70.2 million Bbl and 305.2 Bcf, respectively, at December 31, 2018, primarily as a result of our delineation and development operations in the Delaware Basin.
At December 31, 2018, we had no proved undeveloped reserves in our estimates that remained undeveloped for five years or more following their initial booking, and we currently have plans to use anticipated capital resources to develop the proved undeveloped reserves remaining as of December 31, 2018 within five years of booking these reserves.

The following table summarizes changes in our estimated proved undeveloped reserves at December 31, 2018.

Proved Undeveloped Reserves

(MBOE) (1)
As of December 31, 2017	84,120
Extensions and discoveries	54,980
Purchases of minerals-in-place	—
Revisions of prior estimates	8,235
Conversion of proved undeveloped to proved developed	(26,283)
As of December 31, 2018	121,052
__________________

(1)	Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
The following table sets forth, since 2015, proved undeveloped reserves converted to proved developed reserves during each year and the investments associated with these conversions (dollars in thousands).

				Investment in Conversion of Proved Undeveloped Reserves to Proved Developed Reserves
	Proved Undeveloped Reserves Converted to Proved Developed Reserves

	Oil	Natural Gas	Total
	(MBbl)	(Bcf)	(MBOE) (1)
2015	2,854	23.4	6,747	104,989
2016	4,705	13.1	6,883	94,579
2017	9,300	45.0	16,808	211,860
2018	16,009	61.7	26,283	$356,830
Total	32,868	143.2	56,721	$768,258
__________________

(1)	Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
The following table sets forth additional summary information by operating area with respect to our estimated net proved reserves at December 31, 2018.

	Net Proved Reserves (1)
	Oil	Natural Gas	Oil Equivalent	Standardized Measure (2)	PV-10 (3)
	(MBbl)	(Bcf)	(MBOE) (4)	(in millions)	(in millions)
Southeast New Mexico/West Texas:
Delaware Basin	114,823	460.0	191,490	$2,056.7	$2,357.1
South Texas:
Eagle Ford (5)	8,537	21.9	12,189	160.9	184.4
Northwest Louisiana/East Texas:
Haynesville	—	65.5	10,919	31.0	35.5
Cotton Valley (6)	41	4.1	715	2.0	2.3
Area Total	41	69.6	11,634	33.0	37.8
Total	123,401	551.5	215,313	$2,250.6	$2,579.3
__________________

(1)	Numbers in table may not total due to rounding.

(2)
Standardized Measure represents the present value of estimated future net cash flows from proved reserves, less estimated future development, production, plugging and abandonment costs and income tax expenses, discounted at 10% per annum to reflect the timing of future cash flows. Standardized Measure is not an estimate of the fair market value of our properties.

(3)
PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. PV-10 is not an estimate of the fair market value of our properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies and of the potential return on investment related to the companies’ properties without regard to the specific tax characteristics of such entities. Our PV-10 at December 31, 2018 may be reconciled to our Standardized Measure of discounted future net cash flows at such date by reducing our PV-10 by the discounted future income taxes associated with such reserves. The discounted future income taxes at December 31, 2018 were approximately $328.7 million.

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
Technology Used to Establish Reserves
Under current SEC rules, proved reserves are those quantities of oil and natural gas that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. Reasonable certainty can be established using techniques that have been proven effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.
In order to establish reasonable certainty with respect to our estimated proved reserves, we used technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and technical data used in the estimation of our proved reserves include, but are not limited to, electric logs, radioactivity logs, core analyses, geologic maps and available pressure and production data, seismic data and well test data. Reserves for proved developed producing wells were estimated using production performance and material balance methods. Certain new producing properties with little production history were forecasted using a combination of production performance and analogy to offset production. Non-producing reserves estimates for both developed and undeveloped properties were forecasted using either volumetric and/or analogy methods.
Internal Control Over Reserves Estimation Process
We maintain an internal staff of petroleum engineers and geoscience professionals to ensure the integrity, accuracy and timeliness of the data used in our reserves estimation process. Our Executive Vice President of Reservoir Engineering and Chief Technology Officer is primarily responsible for overseeing the preparation of our reserves estimates. He received his Bachelor and Master of Science degrees in Petroleum Engineering from Texas A&M University, is a Licensed Professional Engineer in the State of Texas and has over 41 years of industry experience. Following the preparation of our reserves estimates, these estimates are audited for their reasonableness by Netherland, Sewell & Associates, Inc., independent reservoir engineers. The Operations and Engineering Committee of our Board of Directors reviews the reserves report and our reserves estimation process, and the results of the reserves report and the independent audit of our reserves are reviewed by other members of our Board of Directors as well.
Acreage Summary
The following table sets forth the approximate acreage in which we held a leasehold, mineral or other interest at December 31, 2018.

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Southeast New Mexico/West Texas:
Delaware Basin	123,000	71,900	99,200	60,100	222,200	132,000
South Texas:
Eagle Ford	29,900	26,800	2,100	2,100	32,000	28,900
Northwest Louisiana/East Texas (1):
Haynesville	19,000	11,500	600	500	19,600	12,000
Cotton Valley	20,400	18,500	700	100	21,100	18,600
Area Total (2)	24,300	22,200	1,200	600	25,500	22,800
Total	177,200	120,900	102,500	62,800	279,700	183,700
__________________

(1)	Developed acres include 2,800 gross and net mineral acres in Northwest Louisiana.

(2)
Some of the same leases cover the gross and net acreage shown for both the Haynesville formation and the shallower Cotton Valley formation. Therefore, the sum of the gross and net acreage for both formations is not equal to the total gross and net acreage for Northwest Louisiana and East Texas.

Undeveloped Acreage Expiration
The following table sets forth the approximate number of gross and net undeveloped acres at December 31, 2018 that will expire over the next five years by operating area unless production is established within the spacing units covering the acreage prior to the expiration dates, the existing leases are renewed prior to expiration or continued operations maintain the leases beyond the expiration of each respective primary term. Undeveloped acreage expiring in 2024 and beyond totals 13,500 net acres, of which 8,800 net acres do not expire until 2028.

	Acres		Acres		Acres		Acres		Acres
	Expiring 2019		Expiring 2020		Expiring 2021		Expiring 2022		Expiring 2023
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Southeast New Mexico/West Texas:
Delaware Basin (1)	13,900	9,400	16,400	8,900	25,100	14,900	7,600	8,200	4,000	5,400
South Texas:
Eagle Ford	100	100	1,600	1,500	400	400	—	—	—	—
Northwest Louisiana/East Texas:
Haynesville	300	300	200	200	—	—	—	—	—	—
Cotton Valley	—	—	—	—	—	—	—	—	—	—
Area Total (2)	300	300	200	200	—	—	—	—	—	—
Total	14,300	9,800	18,200	10,600	25,500	15,300	7,600	8,200	4,000	5,400
__________________

(1)
Approximately 49% of the acreage expiring in the Delaware Basin in the next five years is associated with our Twin Lakes asset area in northern Lea County, New Mexico. We expect to hold or extend portions of certain expiring acreage through our 2019 drilling activities or by paying an additional lease bonus, where applicable.

(2)
Some of the same leases cover the gross and net acreage shown for both the Haynesville formation and the shallower Cotton Valley formation. Therefore, the sum of the gross and net acreage for both formations is not equal to the total gross and net acreage for Northwest Louisiana and East Texas.

Many of the leases comprising the acreage set forth in the table above will expire at the end of their respective primary terms unless operations are conducted to maintain the respective leases in effect beyond the expiration of the primary term or production from the acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production in commercial quantities in most cases. We also have options to extend some of our leases through additional lease bonus payments prior to the expiration of the primary term of the leases. In addition, we may attempt to secure a new lease upon the expiration of certain of our acreage; however, there may be third-party leases, or top leases, that become effective immediately if our leases expire at the end of their respective terms and production has not been established prior to such date or operations are not conducted to maintain the leases in effect beyond the primary term. As of December 31, 2018, our leases are primarily fee and state leases with primary terms of three to five years and federal leases with primary terms of 10 years. We believe that our lease terms are similar to our competitors’ lease terms as they relate to both primary term and royalty interests.
Drilling Results
The following table summarizes our drilling activity for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	118	54.7	72	43.7	44	23.5
Dry	—	—	—	—	—	—
Exploration Wells
Productive	35	20.8	33	22.3	28	15.6
Dry	—	—	—	—	—	—
Total Wells
Productive	153	75.5	105	66.0	72	39.1
Dry	—	—	—	—	—	—

Marketing and Customers
Our crude oil is sold under both long-term and short-term oil purchase agreements with unaffiliated purchasers based on published price bulletins reflecting an established field posting price. As a consequence, the prices we receive for crude oil and a portion of our heavier liquids move up and down in direct correlation with the oil market as it reacts to supply and demand factors. The prices of the remaining lighter liquids move up and down independently of any relationship between the crude oil and natural gas markets. Transportation costs related to moving crude oil and liquids are also deducted from the price received for crude oil and liquids.
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
The prices we receive for our oil and natural gas production fluctuate widely. Factors that, directly or indirectly, cause price fluctuations include the level of demand for oil and natural gas, the actions of the Organization of Petroleum Exporting Countries (“OPEC”), weather conditions, hurricanes in the Gulf Coast region, oil and natural gas storage levels, transportation capacity constraints, domestic and foreign governmental regulations, price and availability of alternative fuels, political conditions in oil and natural gas producing regions, the domestic and foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. Decreases in these commodity prices adversely affect the carrying value of our proved reserves and our revenues, profitability and cash flows. Short-term disruptions of our oil and natural gas production occur from time to time due to downstream pipeline system failure, capacity issues and scheduled maintenance, as well as maintenance and repairs involving our own well operations. These situations, if they occur, curtail our production capabilities and ability to maintain a steady source of revenue. See “Risk Factors — Our Success Is Dependent on the Prices of Oil and Natural Gas. Low Oil and Natural Gas Prices and the Continued Volatility in These Prices May Adversely Affect Our Financial Condition and Our Ability to Meet Our Capital Expenditure Requirements and Financial Obligations.”
For the years ended December 31, 2018, 2017 and 2016, we had four, four and three significant purchasers, respectively, that accounted for approximately 60%, 60% and 48%, respectively, of our total oil, natural gas and NGL revenues. If we lost one or more of these significant purchasers and were unable to sell our production to other purchasers on terms we consider acceptable, it could materially and adversely affect our business, financial condition, results of operations and cash flows. For further details regarding these purchasers, see Note 2 to the consolidated financial statements in this Annual Report. Such information is incorporated herein by reference.
Title to Properties
We endeavor to assure that title to our properties is in accordance with standards generally accepted in the oil and natural gas industry. While we rely upon the judgment of oil and natural gas lease brokers and/or landmen in ascertaining title for certain leasehold acquisitions, we typically obtain detailed title opinions prior to drilling an oil and natural gas well. Some of our acreage is subject to agreements that require the drilling of wells or the undertaking of other exploratory or development activities in order to retain our interests in the acreage. Our title to these contractual interests may be contingent upon our satisfactory fulfillment of such obligations. Some of our properties are also subject to customary royalty interests, liens incident to financing arrangements, operating agreements, taxes and other similar burdens that we believe will not materially interfere with the use and operation of these properties or affect the value thereof. We intend to conduct operations, make lease rental payments or produce oil and natural gas from wells in paying quantities, where required, prior to expiration of various time periods in order to avoid lease termination. See “Risk Factors — We May Incur Losses or Costs as a Result of Title Deficiencies in the Properties in Which We Invest.”
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

Seasonality
Generally, but not always, the demand and price levels for natural gas increase during winter and decrease during summer. To lessen seasonal demand fluctuations, pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and forward purchase some of their anticipated winter requirements during the summer. However, increased summertime demand for electricity can place increased demand on storage volumes. Demand for oil and heating oil is also generally higher in the winter and the summer driving season, although oil prices are affected more significantly by global supply and demand. Seasonal anomalies, such as mild winters, sometimes lessen these fluctuations. Certain of our drilling, completion and other operations are also subject to seasonal limitations where equipment may not be available during periods of peak demand or where weather conditions and events result in delayed operations. See “Risk Factors — Because Our Reserves and Production Are Concentrated in a Few Core Areas, Problems in Production and Markets Relating to a Particular Area Could Have a Material Impact on Our Business.”

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
Texas, New Mexico, Louisiana and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration, development and production of oil and natural gas. Many states also have statutes or regulations addressing conservation of oil and natural gas and other matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, the regulation of well spacing, the surface use and restoration of properties upon which wells are drilled, the prohibition or restriction on venting or flaring natural gas, the sourcing and disposal of water used and produced in the drilling and completion process and the plugging and abandonment of wells. While not presently the case in the states in which we operate, some states restrict production to the market demand for oil and natural gas or prescribe ceiling prices for natural gas sold within their boundaries. Additionally, some regulatory agencies have, from time to time, imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below natural production capacity in order to conserve supplies of oil and natural gas. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction.
Some of our oil and natural gas leases are issued by agencies of the federal government, as well as agencies of the states in which we operate. These leases contain various restrictions on access and development and other requirements that may impede our ability to conduct operations on the acreage represented by these leases.
Our sales of natural gas, as well as the revenues we receive from our sales, are affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of natural gas by pipelines are regulated by the Federal Energy Regulatory Commission (“FERC”) under the Natural Gas Act of 1938 (the “NGA”), as well as under Section 311 of the Natural Gas Policy Act of 1978 (the “NGPA”). Natural gas gathering facilities are exempt from the jurisdiction of FERC under section 1(b) of the NGA, and intrastate crude oil pipeline facilities are not subject to FERC’s jurisdiction under the Interstate Commerce Act (the “ICA”). State regulation of natural gas gathering facilities and intrastate crude oil pipeline facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements or complaint-based rate regulation. We believed, as of February 26, 2019, that the natural gas pipelines in our gathering systems met the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. In December 2018, San Mateo placed into service the Rustler Breaks Oil Pipeline System following an open season to gauge shipper interest in committed crude oil interstate transportation service on the Rustler Breaks Oil Pipeline System earlier in 2018. The Rustler Breaks Oil Pipeline System, which is subject to FERC jurisdiction, includes approximately 17 miles of 10-inch diameter crude oil gathering and transportation pipelines from origin points in Eddy County, New Mexico to an interconnect with Plains Pipeline, L.P. We believe the other crude oil pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as an intrastate facility not subject to FERC jurisdiction.
In 2005, Congress enacted the Energy Policy Act of 2005 (the “Energy Policy Act”). The Energy Policy Act, among other things, amended the NGA to prohibit market manipulation in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to FERC jurisdiction by any entity, to direct FERC to facilitate transparency in the market for the sale or transportation of natural gas in interstate commerce and to significantly increase the penalties for violations of, among other things, the NGA, the NGPA or FERC rules, regulations or orders thereunder. FERC has promulgated regulations to implement the Energy Policy Act. Should we violate the anti-market manipulation laws and related regulations, in addition to FERC-imposed penalties and disgorgement, we may also be subject to third-party damage claims.
Intrastate natural gas transportation is subject to regulation by state regulatory agencies (and to a limited extent by FERC, as noted above). The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Because these regulations will apply to all intrastate natural gas shippers within the same state on a comparable basis, we believe that regulation in any states in which we operate will not affect our operations in any way that is materially different from our competitors that are similarly situated.
As mentioned above, in December 2018, San Mateo placed into service the Rustler Breaks Oil Pipeline System. The Rustler Breaks Oil Pipeline System is subject to regulation by FERC under the ICA and the Energy Policy Act of 1992 (the “EP Act”). The ICA and its implementing regulations give FERC authority to regulate the rates charged for service on interstate common carrier pipelines and generally require the rates and practices of interstate crude oil pipelines to be just, reasonable, not unduly discriminatory and not unduly preferential. The ICA also requires tariffs that set forth the rates an interstate crude oil pipeline company charges for providing transportation services on its FERC-jurisdictional pipelines, as well as the rules and regulations governing these services, to be maintained on file with FERC and posted publicly. The EP Act and its implementing regulations also generally allow interstate crude oil pipelines to annually index their rates up to a prescribed ceiling level and require that such pipelines index their rates down to the prescribed ceiling level if the index is negative.
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
In 2007, the Energy Independence & Security Act of 2007 (the “EISA”), went into effect. The EISA, among other things, prohibits market manipulation by any person in connection with the purchase or sale of crude oil, gasoline or petroleum distillates at wholesale in contravention of such rules and regulations that the Federal Trade Commission may prescribe, directs the Federal Trade Commission to enforce the regulations and establishes penalties for violations thereunder.
The Pipeline and Hazardous Materials Safety Administration (“PHMSA”) imposes pipeline safety requirements on regulated pipelines and gathering lines pursuant to its authority under the Natural Gas Pipeline Safety Act and the Hazardous Liquid Pipeline Safety Act, each as amended. The Rustler Breaks Oil Pipeline System is subject to PHMSA oversight. The

Department of Transportation, through PHMSA, has established rules regarding integrity management programs for interstate oil pipelines, including the Rustler Breaks Oil Pipeline System. In recent years, pursuant to these laws and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, PHMSA has expanded its regulation of gathering lines, subjecting previously unregulated pipelines to requirements regarding damage prevention, corrosion control, public education programs, maximum allowable operating pressure limits and other requirements. Certain of our natural gas gathering lines are federally “regulated gathering lines” subject to PHMSA requirements. On April 8, 2016, PHMSA published a notice of proposed rulemaking that would amend existing integrity management requirements, expand assessment and repair requirements in areas with medium population densities and extend regulatory requirements to onshore natural gas gathering lines that are currently exempt. On January 13, 2017, PHMSA issued, but did not publish, a similar proposed rule for hazardous liquids (i.e., oil) pipelines and gathering lines. It is unclear when or if this rule will go into effect as, on January 20, 2017, the Trump administration requested that all regulations that had been sent to the Office of the Federal Register, but not yet published, be immediately withdrawn for further review. In addition, states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. See “Risk Factors — We May Incur Significant Costs and Liabilities Resulting from Compliance with Pipeline Safety Regulations.”
Additional expansion of pipeline safety requirements or our operations could subject us to more stringent or costly safety standards, which could result in increased operating costs or operational delays.
U.S. Federal and State Taxation
The federal, state and local governments in the areas in which we operate impose taxes on the oil and natural gas products we sell and, for many of our wells, sales and use taxes on significant portions of our drilling and operating costs. Many states have raised state taxes on energy sources or state taxes associated with the extraction of hydrocarbons, and additional increases may occur. In January 2019, a bill was introduced in the New Mexico Senate to add a surtax on natural gas processors that would start at $0.60 per MMBtu in 2020 and escalate to $3.00 per MMBtu by 2024. If passed, such a surtax would adversely affect the ability of San Mateo and other natural gas processors to operate in New Mexico and would adversely affect the prices we receive for our natural gas processed in New Mexico. In addition, from time to time there has been a significant amount of discussion by legislators and presidential administrations concerning a variety of energy tax proposals, including proposals that would eliminate allowing small U.S. oil and natural gas companies to deduct intangible drilling costs as incurred and percentage depletion. Changes to tax laws could adversely affect our business and our financial results. See “Risk Factors — We Are Subject to Federal, State and Local Taxes, and May Become Subject to New Taxes or Have Eliminated or Reduced Certain Federal Income Tax Deductions Currently Available with Respect to Oil and Natural Gas Exploration and Production Activities as a Result of Future Legislation, Which Could Adversely Affect Our Business, Financial Condition, Results of Operations and Cash Flows” and “Risk Factors — Recently Enacted Tax Legislation May Impact Our Ability to Fully Utilize Our Interest Expense Deductions and Net Operating Loss Carryovers to Fully Offset Our Taxable Income in Future Periods.”
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
The protection of groundwater quality is important to us. We believe that we follow all state and federal regulations and apply industry standard practices for groundwater protection in our operations. These measures are subject to close supervision by state and federal regulators (including the BLM, with respect to federal acreage).
Although rare, if the cement and steel casing used in well construction requires remediation, we deal with these problems by evaluating the issue and running diagnostic tools, including cement bond logs and temperature logs, and conducting pressure testing, followed by pumping remedial cement jobs and taking other appropriate remedial measures.
The vast majority of our hydraulic fracturing treatments are made up of water and sand or other kinds of man-made proppants. We use major hydraulic fracturing service companies that track and report chemical additives that are used in fracturing operations as required by the appropriate governmental agencies. These service companies fracture stimulate thousands of wells each year for the industry and invest millions of dollars to protect the environment through rigorous safety procedures and also work to develop more environmentally friendly fracturing fluids. We follow safety procedures and monitor all aspects of our fracturing operations in an attempt to ensure environmental protection. We do not pump any diesel in the fluid systems of any of our fracture stimulation procedures.
While current fracture stimulation procedures utilize a significant amount of water, we typically recover less than 10% of this fracture stimulation water before produced salt water becomes a significant portion of the fluids produced. All produced water, including fracture stimulation water, is either recycled or disposed of in permitted and regulated disposal facilities in a way that is designed to avoid any impact to surface waters. Since mid-2015, we have been recycling a portion of our produced salt water in certain of our Delaware Basin asset areas. Recycling produced salt water mitigates the need for salt water disposal and also provides cost savings to us.
Environmental, Health and Safety Regulation
The exploration, development, production, gathering and processing of oil and natural gas, including the operation of salt water injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, drilling, completing and operating oil and natural gas wells, midstream facilities and salt water injection and disposal wells. Our activities are subject to a variety of environmental laws and regulations, including but not limited to: the Oil Pollution Act of 1990 (the “OPA 90”), the Clean Water Act (the “CWA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act (the “CAA”), the Safe Drinking Water Act (the “SDWA”), and the Occupational Safety and Health Act (“OSHA”), as well as comparable state statutes and regulations. We are also subject to regulations governing the handling, transportation, storage and disposal of wastes generated by our activities and naturally occurring radioactive materials (“NORM”) that may result from our oil and natural gas operations. Administrative, civil and criminal fines and penalties may be imposed for noncompliance with these environmental laws and regulations, and violations and liability with respect to these laws and regulations could also result in remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking some activities, may require notice to stakeholders of proposed and ongoing operations, limit or prohibit other activities because of protected wetlands, areas or species and require investigation and cleanup of pollution. These laws, rules and regulations may also restrict the production rate of oil and natural gas below the rate that would otherwise be possible. We expect to remain in compliance in all material respects with currently applicable environmental laws and regulations and do not expect that these laws and regulations will have a material adverse impact on us.
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
The CWA and comparable state laws impose restrictions and strict controls regarding the discharge of produced waters, fill materials and other materials into navigable waters. These controls have become more stringent over the years, and it is possible that additional restrictions will be imposed in the future. Permits are required to discharge pollutants into certain state and federal waters and to conduct construction activities in those waters and wetlands. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other pollutants and impose liability for the costs of removal or remediation of contamination resulting from such discharges. In September 2015, a rule issued by the Environmental Protection Agency (the “EPA”) and U.S. Army Corps of Engineers (the “Corps”) to revise the definition of “waters of the United States” (“WOTUS”) for all CWA programs, thereby defining the scope of the EPA’s and the Corps’ jurisdiction, became effective. To the extent the revision expands the scope of jurisdiction of the CWA, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. However, citing uncertainty caused by litigation surrounding the validity of this rule, in 2018 the EPA and the Corps announced a two-year stay of the application of the rule. Federal district court decisions have preserved the stay in Texas, New Mexico and Louisiana, and such jurisdictions remain subject to pre-2015 WOTUS regulations. As noted, litigation surrounding this rule is ongoing. On December 11, 2018, the EPA and the Corps released a proposal to revise the 2015 Clean Water Rule so as to narrow the regulatory definition of WOTUS, with a 60-day comment period to follow.
CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on various classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site. Persons who are responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances and for damages to natural resources. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. Although CERCLA generally exempts petroleum from the definition of hazardous substances, our operations may, and in all likelihood will, involve the use or handling of materials that are classified as hazardous substances under CERCLA. Each state also has environmental cleanup laws analogous to CERCLA.
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
The CAA, as amended, restricts the emission of air pollutants from many sources, including oil and natural gas production. In addition, certain states have comparable legislation, which may be more restrictive than the CAA. These laws and any implementing regulations impose stringent air permit requirements and require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, or to use specific equipment or technologies to control emissions. See “Risk Factors — New Regulations on All Emissions from Our Operations Could Cause Us to Incur Significant Costs.” In January 2019, New Mexico’s governor signed an executive order declaring that New Mexico would support the goals of the Paris Agreement by joining the U.S. Climate Alliance, a bipartisan coalition of governors committed to reducing greenhouse gas emissions consistent with the goals of the Paris Agreement. The stated objective of the executive order is to achieve a statewide reduction in greenhouse gas emissions of at least 45% by 2030 as compared to 2005 levels. The executive order also requires New Mexico regulatory agencies to create an “enforceable regulatory framework” to ensure methane emission reductions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.
Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, storage, transport, disposal, cleanup or operating requirements could materially adversely affect our operations and financial condition, as well as those of the oil and natural gas industry in general. For instance, recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” and including carbon dioxide and methane, may be contributing to the warming of the Earth’s atmosphere. Based on these findings, the EPA has begun adopting and implementing a comprehensive suite of regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. Legislative and regulatory initiatives related to climate change and greenhouse gas emissions could, and in all likelihood would, require us to incur increased operating costs adversely affecting our profits and could adversely affect demand for the oil and natural gas we produce, depressing the prices we receive for oil and natural gas. See “Risk Factors — Legislation or Regulations Restricting Emissions of Greenhouse Gases Could Result in Increased Operating Costs and Reduced Demand for the Oil, Natural Gas and NGLs We Produce, while the Physical Effects of Climate Change Could Disrupt Our Production and Cause Us to Incur Significant Costs in Preparing for or Responding to Those Effects” and “Risk Factors — New Regulations on All Emissions from Our Operations Could Cause Us to Incur Significant Costs.”
We own and operate underground injection wells throughout our areas of operation. Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from oil and natural gas production. Underground injection allows us to safely and economically dispose of produced water. The SDWA establishes a regulatory framework for underground injection, the primary objective of which is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. The disposal of hazardous waste by underground injection is subject to stricter requirements than the disposal of produced water. Failure to obtain, or abide by, the requirements for the issuance of necessary permits could subject us to civil and/or criminal enforcement actions and penalties. In addition, in some instances, the operation of underground injection wells has been alleged to cause earthquakes (induced seismicity) as a result of flawed well design or operation. This has resulted in stricter regulatory requirements in some jurisdictions relating to the location and operation of underground injection wells. In addition, a number of lawsuits have been filed in some states alleging that fluid injection or oil and natural gas extraction have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements regarding the permitting of produced water disposal wells or otherwise, to assess the relationship between seismicity and the use of such wells. For example, on October 28, 2014, the Texas Railroad Commission (the “TRC”), adopted disposal well rule amendments designed, among other things, to require applicants for new disposal wells that will receive non-hazardous produced water or other oil and natural gas waste to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. If the permittee or an applicant for a disposal well permit fails to demonstrate that the produced water or other fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be, or determined to be, contributing to seismic activity, then the TRC may deny, modify, suspend or terminate the permit application or existing operating permit for that disposal well. The TRC has used this authority to deny permits for waste disposal wells. The potential adoption of federal, state and local legislation and regulations intended to address induced seismicity in the areas in which we operate could restrict our drilling and production activities, as well as our ability to dispose of produced water gathered from such activities, which could result in increased costs and additional operating restrictions or delays. We do not expect these developments to have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our activities involve the use of hydraulic fracturing. For more information on our hydraulic fracturing operations, see “—Hydraulic Fracturing Policies and Procedures.” Hydraulic fracturing is generally exempted from federal regulation as underground injection (unless diesel is a component of the fracturing fluid) under the SDWA. The process of hydraulic fracturing is typically regulated by state oil and natural gas commissions. Some states and localities have placed additional regulatory burdens upon hydraulic fracturing activities and, in some areas, severely restricted or prohibited those activities. In February 2019, a bill was introduced in the New Mexico Senate to place a moratorium on hydraulic fracturing that, if enacted, would last through June 1, 2023. In addition, separate and apart from the referenced potential connection between injection wells and seismicity, concerns have been raised that hydraulic fracturing activities may be correlated to induced seismicity. The scientific community and regulatory agencies at all levels are studying the possible linkage between oil and natural gas activity and induced seismicity, and some state regulatory agencies have modified their regulations or guidance to mitigate potential causes of induced seismicity. If the exemption for hydraulic fracturing is removed from the SDWA, or if other legislation is enacted at the federal, state or local level imposing any restrictions on the use of hydraulic fracturing, this could have a significant impact on our financial condition, results of operations and cash flows. Additional burdens upon hydraulic fracturing, such as reporting or permitting requirements, will result in additional expense and delay in our operations. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves. See “Risk Factors — Federal and State Legislation and Regulatory Initiatives Relating to Hydraulic Fracturing Could Result in Increased Costs and Additional Operating Restrictions or Delays.”
Oil and natural gas exploration and production, operations and other activities have been conducted on some of our properties by previous owners and operators. Materials from these operations remain on some of the properties, and, in some instances, require remediation. In addition, we occasionally must agree to indemnify sellers of producing properties against some of the liability for environmental claims associated with the properties we purchase. While we do not believe that costs we incur for compliance with environmental regulations and remediating previously or currently owned or operated properties will be material, we cannot provide any assurances that these costs will not result in material expenditures that adversely affect our profitability.
Additionally, in the course of our routine oil and natural gas operations, surface spills and leaks, including casing leaks, of oil, produced water or other materials may occur, and we may incur costs for waste handling and environmental compliance. It is also possible that our oil and natural gas operations may require us to manage NORM. NORM is present in varying concentrations in sub-surface formations, including hydrocarbon reservoirs, and may become concentrated in scale, film and sludge in equipment that comes in contact with crude oil and natural gas production and processing streams. Some states, including Texas, New Mexico and Louisiana, have enacted regulations governing the handling, treatment, storage and disposal of NORM. Moreover, we will be able to control directly the operations of only those wells we operate. Despite our lack of control over wells owned partly by us but operated by others, the failure of the operator to comply with the applicable environmental regulations may, in certain circumstances, be attributable to us.
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
The Endangered Species Act (the “ESA”), was established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The U.S. Fish and Wildlife Service must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in material restrictions on land use and may materially impact oil and natural gas development. Our oil and natural gas operations in certain of our operating areas could also be adversely affected by seasonal or permanent restrictions on drilling activity designed to protect certain wildlife in the Delaware Basin and other areas in which we operate. See “Risk Factors — We Are Subject to Government Regulation and Liability, Including Complex Environmental Laws, Which Could Require Significant Expenditures.” Our ability to maximize production from our leases may be adversely impacted by these restrictions.

A significant portion of our Delaware Basin acreage position, including all of the BLM Acquisition, consists of federal leasehold administered by the BLM. Permitting for oil and natural gas activities on federal lands can take significantly longer than the permitting process for oil and natural gas activities not located on federal lands. Delays in obtaining necessary permits can disrupt our operations and have an adverse effect on our business. These BLM leases contain relatively standardized terms and require compliance with detailed regulations and orders, which are subject to change. These operations are also subject to BLM rules regarding engineering and construction specifications for production facilities, safety procedures, the valuation of production, the payment of royalties, the removal of facilities, the posting of bonds, hydraulic fracturing, the control of air emissions and other areas of environmental protection. These rules could result in increased compliance costs for our operations, which in turn could have an adverse effect on our business and results of operations. Under certain circumstances, the BLM may require our operations on federal leases to be suspended or terminated. Oil and natural gas exploration and production activities on federal lands are also subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. This process has the potential to delay or even halt development of future oil and natural gas projects with NEPA applicability.
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
Employees
At December 31, 2018, we had 264 full-time employees. We believe that our relationships with our employees are satisfactory. No employee is covered by a collective bargaining agreement. From time to time, we use the services of independent consultants and contractors to perform various professional services, particularly in the areas of geology and geophysics, land, production and midstream operations, construction, design, well site surveillance and supervision, permitting and environmental assessment, legal and income tax preparation and accounting services. Independent contractors, at our request, drill all of our wells and usually perform field and on-site production operation services for us, including midstream services, facilities construction, pumping, maintenance, dispatching, inspection and testing. If significant opportunities for company growth arise and require additional management and professional expertise, we will seek to employ qualified individuals to fill positions where that expertise is necessary to develop those opportunities.

Available Information
Our Internet website address is www.matadorresources.com. We make available, free of charge, through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after providing such reports to the SEC. Also, the charters of our Audit Committee, Corporate Governance Committee, Executive Committee, Nominating Committee and Strategic Planning and Compensation Committee, and our Code of Ethics and Business Conduct for Officers, Directors and Employees, are available through our website, and we also intend to disclose any amendments to our Code of Ethics and Business Conduct, or waivers to such code on behalf of our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, on our website. All of these corporate governance materials are available free of charge and in print to any shareholder who provides a written request to the Corporate Secretary at One Lincoln Centre, 5400 LBJ Freeway, Suite 1500, Dallas, Texas 75240. The contents of our website are not intended to be incorporated by reference into this Annual Report or any other report or document we file and any reference to our website is intended to be an inactive textual reference only.

Item 1A. Risk Factors.
Risks Related to the Oil and Natural Gas Industry and Our Business
Our Success Is Dependent on the Prices of Oil and Natural Gas. Low Oil and Natural Gas Prices and the Continued Volatility in These Prices May Adversely Affect Our Financial Condition and Our Ability to Meet Our Capital Expenditure Requirements and Financial Obligations.
The prices we receive for the oil and natural gas we produce heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital, borrowing capacity under our Credit Agreement, and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile and will likely continue to be volatile in the future. During 2018, the average price of oil was $64.89 per Bbl, based upon the NYMEX West Texas Intermediate oil futures contract price for the earliest delivery date, and the average price of natural gas was $3.07 per MMBtu, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. During 2018, oil prices began the year at $60.42 per Bbl and reached a high of $76.41 per Bbl in early October. Throughout the fourth quarter of 2018, however, oil prices declined more than 40% from the high in early October to a low of $42.53 per Bbl in late December. Natural gas prices began 2018 at $2.95 per MMBtu and reached a high of $4.84 per MMBtu in mid-November before declining to $2.94 per MMBtu in late December.
Because we use the full-cost method of accounting, we perform a ceiling test quarterly that may be impacted by declining prices of oil and natural gas. Significant price declines caused us to recognize full-cost ceiling impairments in the first two quarters of 2016, and should prices decline again, we may recognize further full-cost ceiling impairments. Such full-cost ceiling impairments reduce the book value of our net tangible assets, retained earnings and shareholders’ equity but do not impact our cash flows from operations, liquidity or capital resources. See “—We May Be Required to Write Down the Carrying Value of Our Proved Properties under Accounting Rules, and These Write-Downs Could Adversely Affect Our Financial Condition.”
The prices we receive for our production, and the levels of our production, depend on numerous factors. These factors include, but are not limited to, the following:

•	the domestic and foreign supply of, and demand for, oil and natural gas;

•	the actions of OPEC and state-controlled oil companies relating to oil price and production controls;

•	the prices and availability of competitors’ supplies of oil and natural gas;

•	the price and quantity of foreign imports;

•	the impact of U.S. dollar exchange rates;

•	domestic and foreign governmental regulations and taxes;

•	speculative trading of oil and natural gas futures contracts;

•	the availability, proximity and capacity of gathering, processing and transportation systems for oil, natural gas and NGLs;

•	the availability of refining capacity;

•	the prices and availability of alternative fuel sources;

•	weather conditions and natural disasters;

•	political conditions in or affecting oil and natural gas producing regions or countries, including the United States, Middle East, South America and Russia;

•	the continued threat of terrorism and the impact of military action and civil unrest;

•	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing activities;

•	the level of global oil and natural gas inventories and exploration and production activity;

•	the impact of energy conservation efforts;

•	technological advances affecting energy consumption; and

•	overall worldwide economic conditions.
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
Our exploration, development, exploitation and midstream activities are capital intensive. Our cash, operating cash flows, contributions from our joint venture partners and potential future borrowings, under our Credit Agreement, the San Mateo Credit Facility or otherwise, may not be sufficient to fund all of our future acquisitions or future capital expenditures. The rate of our future growth is dependent, at least in part, on our ability to access capital at rates and on terms we determine to be acceptable.
Our cash flows from operations and access to capital are subject to a number of variables, including:

•	our estimated proved oil and natural gas reserves;

•	the amount of oil and natural gas we produce;

•	the prices at which we sell our production;

•	the costs of developing and producing our oil and natural gas reserves;

•	the costs of constructing, operating and maintaining our midstream facilities;

•	our ability to attract third-party customers for our midstream services;

•	our ability to acquire, locate and produce new reserves;

•	the ability and willingness of banks to lend to us; and

•	our ability to access the equity and debt capital markets.
In addition, the possible occurrence of future events, such as decreases in the prices of oil and natural gas, or extended periods of such decreased prices, terrorist attacks, wars or combat peace-keeping missions, financial market disruptions, general economic recessions, oil and natural gas industry recessions, large company bankruptcies, accounting scandals, overstated reserves estimates by major public oil companies and disruptions in the financial and capital markets, has caused financial institutions, credit rating agencies and the public to more closely review the financial statements, capital structures and spending and earnings of public companies, including energy companies. Such events have constrained the capital available to the energy industry in the past, and such events or similar events could adversely affect our access to funding for our operations in the future.
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
Furthermore, our exploration and production operations involve using some of the latest drilling and completion techniques developed by us, other operators and service providers. For example, risks that we face while drilling and completing horizontal wells include, but are not limited to, the following:

•	landing our wellbore in the desired drilling zone;

•	staying in the desired drilling zone while drilling horizontally through the formation;

•	running our casing the entire length of the wellbore;

•	fracture stimulating the planned number of stages;

•	drilling out the plugs between stages following hydraulic fracturing operations; and

•	being able to run tools and other equipment consistently through the horizontal wellbore.
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
Almost all of our current oil and natural gas production and our proved reserves are attributable to our properties in the Delaware Basin in Southeast New Mexico and West Texas, the Eagle Ford shale in South Texas and the Haynesville shale in

Northwest Louisiana and East Texas. In recent years, the Delaware Basin has become an area of increasing focus for us, and approximately 87% of our total oil and natural gas production for the year ended 2018 was attributable to our properties in the Delaware Basin. In 2016, 2017 and 2018, the vast majority of our capital expenditures were allocated to the Delaware Basin. We expect that substantially all of our capital expenditures in 2019 will continue to be in the Delaware Basin, with the exception of amounts incurred in 2019 to conclude our South Texas drilling program and amounts allocated to limited operations in our South Texas and Haynesville shale positions to maintain and extend leases and to participate in certain non-operated well opportunities.
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
If our cash flows and capital resources are insufficient to fund debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. Our Credit Agreement, the San Mateo Credit Facility and the indenture governing our outstanding senior notes currently restrict our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet scheduled debt service obligations, which could have a material adverse effect on our financial condition and results of operations.

We May Incur Additional Indebtedness, Which Could Reduce Our Financial Flexibility, Increase Interest Expense and Adversely Impact Our Operations and Our Unit Costs.
As of February 26, 2019, the maximum facility amount under the Credit Agreement was $1.5 billion, the borrowing base was $850.0 million and our elected borrowing commitment was $500.0 million. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, maximum facility amount and elected borrowing commitment. At February 26, 2019, we had available borrowing capacity of approximately $406.3 million under our Credit Agreement (after giving effect to outstanding letters of credit). Our borrowing base is determined semi-annually by our lenders based primarily on the estimated value of our existing and future oil and natural gas reserves, but both we and our lenders can request one unscheduled redetermination between scheduled redetermination dates. Our Credit Agreement is secured by our interests in the majority of our oil and natural gas properties and contains covenants restricting our ability to incur additional indebtedness, sell assets, pay dividends and make certain investments. Since the borrowing base is subject to periodic redeterminations, if a redetermination resulted in a borrowing base that is less than our borrowings under the Credit Agreement, we would be required to provide additional collateral satisfactory in nature and value to the lenders to increase the borrowing base to an amount sufficient to cover such excess or repay the deficit in equal installments over a period of six months. If we are required to do so, we may not have sufficient funds to fully make such repayments.
As of February 26, 2019, the facility amount under the San Mateo Credit Facility was $250.0 million, and San Mateo had available borrowing capacity of approximately $13.8 million (after giving effect to outstanding letters of credit). The San Mateo Credit Facility includes an accordion feature, which could expand the commitments of the lenders to up to $400.0 million. The San Mateo Credit Facility is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility contains covenants restricting San Mateo’s ability to incur additional indebtedness, sell assets, pay dividends and make certain investments.
In the future, subject to the restrictions in the indenture governing our outstanding senior notes and in other instruments governing our other outstanding indebtedness (including our Credit Agreement and the San Mateo Credit Facility), we may incur significant amounts of additional indebtedness, including under our Credit Agreement and the San Mateo Credit Facility, through the issuance of additional notes or otherwise, in order to fund acquisitions, develop our properties or invest in certain opportunities. Interest rates on such future indebtedness may be higher than current levels, causing our financing costs to increase accordingly.
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
The Borrowing Base under Our Credit Agreement Is Subject to Periodic Redetermination, and We Are Subject to Interest Rate Risk under Our Credit Agreement and the San Mateo Credit Facility.
The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of our proved oil and natural gas reserves at December 31 and June 30 of each year, respectively. We and the lenders may each request an unscheduled redetermination of the borrowing base once between scheduled redetermination dates. In addition, our lenders have the flexibility to reduce our borrowing base due to a variety of factors, some of which may be beyond our control. As of February 26, 2019, our borrowing base was $850.0 million, our elected borrowing commitment was $500.0 million and we had $80.0 million in outstanding borrowings under, and approximately $13.7 million in outstanding letters of credit issued pursuant to, the Credit Agreement. As of February 26, 2019, the maximum facility amount under the Credit Agreement was $1.5 billion. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, maximum facility amount and elected borrowing commitment. We could be required to repay a portion of any outstanding debt under the Credit Agreement to the extent that, after a redetermination, our outstanding borrowings at such time exceeded the redetermined borrowing base. We may not have sufficient funds to make such repayments, which could result in a default under the terms of the Credit Agreement and an acceleration of the loans thereunder, requiring us to negotiate renewals, arrange new financing or sell significant assets, all of which could have a material adverse effect on our business and financial results.
Our earnings are exposed to interest rate risk associated with borrowings under our Credit Agreement and the San Mateo Credit Facility. Borrowings under the Credit Agreement may be in the form of a base rate loan or a Eurodollar loan. If we borrow funds as a base rate loan, such borrowings will bear interest at a rate equal to the greatest of (i) the prime rate for such day, (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) on such day, plus 0.50% and (iii) the daily adjusting LIBOR rate (as defined in the Credit Agreement) plus 1.0% plus, in each case, an amount ranging from 0.25% to 1.25% per annum depending on the level of borrowings under the Credit Agreement. If we borrow funds as a Eurodollar loan, such borrowings will bear interest at a rate equal to (x) the reserve adjusted LIBOR rate (as defined in the Credit Agreement) plus (y) an amount ranging from 1.25% to 2.25% per annum depending on the level of borrowings under the Credit Agreement. If we have outstanding borrowings under our Credit Agreement and interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.
Similarly, borrowings under the San Mateo Credit Facility may be in the form of a base rate loan or a Eurodollar loan. If San Mateo borrows funds as a base rate loan, such borrowings will bear interest at a rate equal to the greatest of (i) the prime rate for such day, (ii) the Federal Funds Effective Rate (as defined in the San Mateo Credit Facility) on such day, plus 0.50% and (iii) the Adjusted LIBO Rate (as defined in the San Mateo Credit Facility) plus 1.0% plus, in each case, an amount ranging from 0.50% to 1.50% per annum depending on San Mateo’s Consolidated Total Leverage Ratio (as defined in the San Mateo Credit Facility). If San Mateo borrows funds as a Eurodollar loan, such borrowings will bear interest at a rate equal to (x) the Adjusted LIBO Rate for the chosen interest period plus (y) an amount ranging from 1.50% to 2.50% per annum depending on San Mateo’s Consolidated Total Leverage Ratio. If San Mateo has outstanding borrowings under the San Mateo Credit Facility and interest rates increase, so will San Mateo’s interest costs, which may have a material adverse effect on San Mateo’s results of operations and financial condition.
The Terms of the Agreements Governing Our Outstanding Indebtedness May Restrict Our Current and Future Operations, Particularly Our Ability to Respond to Changes in Business or to Take Certain Actions.
Our Credit Agreement, the San Mateo Credit Facility and the indenture governing our senior notes contain, and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interest. One or more of these agreements include covenants that, among other things, restrict our ability to:

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
A breach of any of these covenants could result in an event of default under our Credit Agreement, the San Mateo Credit Facility and the indenture governing our outstanding senior notes. For example, our Credit Agreement requires us to maintain a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $50 million of cash or cash equivalents) divided by a rolling four quarter EBITDA calculation, of 4.00 or less. Low oil and natural gas prices or any decline in the prices of oil or natural gas may adversely impact our EBITDA, cash flows and debt levels, and therefore our ability to comply with this covenant.
Similarly, the San Mateo Credit Facility requires San Mateo to meet a debt to EBITDA ratio, which is defined as consolidated total funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense, of 2.50 or more. Lower revenues as a result of less volumes than anticipated, or otherwise, or an increase in interest rates may adversely impact San Mateo’s EBITDA and interest expense, and therefore San Mateo’s ability to comply with these covenants.
Upon the occurrence of an event of default, all amounts outstanding under the applicable debt agreements could be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. If indebtedness under our Credit Agreement, the San Mateo Credit Facility or the indenture governing our outstanding senior notes is accelerated, there can be no assurance that we will have sufficient assets to repay such indebtedness. The operating and financial restrictions and covenants in these debt agreements and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage in other business activities.
Our Credit Rating May Be Downgraded, Which Could Reduce Our Financial Flexibility, Increase Interest Expense and Adversely Impact Our Operations.
As of February 26, 2019, our corporate credit rating from Standard & Poor’s Rating Services was “B+” and our corporate credit rating from Moody’s Investors Service was “B1.” We cannot assure you that our credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Any future downgrade could increase the cost of any indebtedness incurred in the future.
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
We depend upon several significant purchasers for the sale of most of our oil and natural gas production. For the years ended December 31, 2018, 2017 and 2016, we had four, four and three significant purchasers, respectively, that collectively accounted for approximately 60%, 60% and 48%, respectively, of our total oil, natural gas and NGL revenues. We cannot assure you that we will continue to have ready access to suitable markets for our future production. If we lost one or more of these customers and were unable to sell our production to other customers on terms we consider acceptable, it could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
Shortages or the high cost of drilling rigs, completion equipment and services, personnel or supplies, including sand and other proppants, could delay or adversely affect our operations. When drilling activity in the United States or a particular operating area increases, associated costs typically also increase, including those costs related to drilling rigs, equipment, supplies, including sand and other proppants, and personnel and the services and products of other industry vendors. These costs may increase, and necessary equipment, supplies and services may become unavailable to us at economical prices. Should this increase in costs occur, we may delay drilling or completion activities, which may limit our ability to establish and replace reserves, or we may incur these higher costs, which may negatively affect our business, financial condition, results of operations and cash flows. In addition, should oil and natural gas prices decline, third-party service providers may face financial difficulties and be unable to provide services. A reduction in the number of service providers available to us may negatively impact our ability to retain qualified service providers, or obtain such services at costs acceptable to us.
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
Our Midstream Operations Are Subject to Operational Risks, Which Could Result in Significant Damages and the Loss of Revenue.
San Mateo owns, and we operate, the Black River Processing Plant. There are significant risks associated with the operation of cryogenic natural gas processing plants. Natural gas and NGLs are volatile and explosive and may include carcinogens. Damage to or improper operation of the Black River Processing Plant could result in an explosion or the discharge of toxic gases, which could result in significant damage claims, interrupt a revenue source and prevent us from processing some or all of the natural gas produced from our wells or third-party wells located in the Rustler Breaks asset area. Furthermore, if we were unable to process such natural gas, we may be forced to flare natural gas from, or shut in, the affected wells for an indefinite period of time.
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
We Do Not Own All of the Land on Which Our Midstream Assets Are Located, Which Could Disrupt Our Operations.
We do not own all of the land on which our midstream assets are located, and we are therefore subject to the possibility of more onerous terms and/or increased costs or royalties to retain necessary land access if we do not have valid rights-of-way or leases or if such rights-of-way or leases lapse or terminate. We sometimes obtain the rights to land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts, leases or otherwise, could cause us to cease operations on the affected land or find alternative locations for our operations at increased costs, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Construction of Midstream Projects Subjects Us to Risks of Construction Delays, Cost Over-Runs, Limitations on Our Growth and Negative Effects on Our Financial Condition, Results of Operations, Cash Flows and Liquidity.
From time-to-time, we, through San Mateo or otherwise, plan and construct midstream projects, some of which may take a number of months before commercial operation, such as construction of oil, natural gas and water gathering systems, construction of natural gas processing plants, drilling of commercial salt water disposal wells and construction of related facilities. These projects are complex and subject to a number of factors beyond our control, including delays from third-party landowners, the permitting process, compliance with laws, unavailability of materials, labor disruptions, environmental hazards, financing, accidents, weather and other factors. Any delay in the completion of these projects could have a material adverse effect on our business, results of operations, liquidity and financial condition. The construction of salt water disposal facilities, pipelines and gathering and processing facilities requires the expenditure of significant amounts of capital, which may exceed our estimated costs. Estimating the timing and expenditures related to these development projects is very complex and subject to variables that can significantly increase expected costs. Should the actual costs of these projects exceed our estimates, our liquidity and financial condition could be adversely affected. This level of development activity requires significant effort from our management and technical personnel and places additional requirements on our financial resources and internal financial controls. We may not have the ability to attract and/or retain the necessary number of personnel with the skills required to bring complicated projects to successful conclusions.
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
In addition, the 10% discount factor that is required to be used to calculate discounted future net revenues for reporting purposes under U.S. generally accepted accounting principles (“GAAP”), is not necessarily the most appropriate discount factor based on the cost of capital in effect from time to time and risks associated with our business and the oil and natural gas industry in general.
Approximately 56% of Our Total Proved Reserves at December 31, 2018 Consisted of Undeveloped and Developed Non-Producing Reserves, and Those Reserves May Not Ultimately Be Developed or Produced.
At December 31, 2018, approximately 56% of our total proved reserves were undeveloped and approximately 1% of our total proved reserves were developed non-producing. Our undeveloped and/or developed non-producing reserves may never be developed or produced or such reserves may not be developed or produced within the time periods we have projected or at the costs we have estimated. SEC rules require that, subject to limited exceptions, proved undeveloped reserves may only be booked if they are related to wells scheduled to be drilled within five years after the date of booking. Delays in the development of our reserves or increases in costs to drill and develop such reserves would reduce the present value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves, resulting in some projects becoming uneconomical and reducing our total proved reserves. In addition, delays in the development of reserves or declines in the oil and/or natural gas prices used to estimate proved reserves in the future could cause us to have to reclassify a portion of our proved reserves as unproved reserves. Any reduction in our proved reserves caused by the reclassification of undeveloped or developed non-producing reserves could materially affect our business, financial condition, results of operations and cash flows.

Our Identified Drilling Locations Are Scheduled over Several Years, Making Them Susceptible to Uncertainties That Could Materially Alter the Occurrence or Timing of Their Drilling.
Our management team has identified and scheduled drilling locations in our operating areas over a multi-year period. Our ability to drill and develop these locations depends on a number of factors, including oil and natural gas prices, assessment of risks, costs, drilling results, reservoir heterogeneities, the availability of equipment and capital, approval by regulators, lease terms, seasonal conditions and the actions of other operators. Additionally, as lateral lengths greater than one mile become increasingly common in the Delaware Basin, we will have to cooperate with other operators to ensure that our acreage is included in drilling units or otherwise developed. The final determination on whether to drill any of the identified locations will be dependent upon the factors described elsewhere in this Annual Report as well as, to some degree, the results of our drilling activities with respect to our established drilling locations. Because of these uncertainties, we do not know if the drilling locations we have identified will be drilled within our expected timeframe, or at all, or if we will be able to economically produce hydrocarbons from these or any other potential drilling locations. Our actual drilling activities may be materially different from our current expectations, which could adversely affect our business, financial condition, results of operations and cash flows.
Certain of Our Unproved and Unevaluated Acreage Is Subject to Leases That Will Expire over the Next Several Years Unless Production Is Established on Units Containing the Acreage.
At December 31, 2018, we had leasehold interests in approximately 49,300 net acres across all of our areas of interest that are not currently held by production and are subject to leases with primary or renewed terms that expire prior to 2024. Unless we establish and maintain production, generally in paying quantities, on units containing these leases during their terms or we renew such leases, these leases will expire. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. In addition, on certain portions of our acreage, third-party leases, or top leases, may have been taken and could become immediately effective if our leases expire. If our leases expire or we are unable to renew such leases, we will lose our right to develop the related properties. As such, our actual drilling activities may materially differ from our current expectations, which could adversely affect our business, financial condition, results of operations and cash flows.
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
To develop our business, we endeavor to use the business relationships of our management, Board of Directors and special Board advisors to enter into strategic relationships, which may take the form of contractual arrangements with other oil and natural gas companies and service companies, including those that supply equipment and other resources that we expect to use in our business, as well as midstream companies and certain financial institutions. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to incur or undertake in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.
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
The disruption of our or third-party facilities due to maintenance, weather or other factors could negatively impact our ability to market and deliver our oil, natural gas and NGLs. If our costs to access and transport on these pipelines significantly increase, our profitability could be reduced. Third parties control when or if their facilities are restored and what prices will be charged. In the past, we have experienced pipeline and natural gas processing interruptions and capacity and infrastructure constraints associated with natural gas production, which has, among other things, required us to flare natural gas occasionally. While we have entered into natural gas processing and transportation agreements covering the anticipated natural gas production from a significant portion of our Delaware Basin acreage in Southeast New Mexico and West Texas, no assurance can be given that these agreements will alleviate these issues completely, and we may be required to pay deficiency payments under such agreements if we do not meet the gathering, disposal or processing commitments, as applicable. We may experience similar interruptions and processing capacity constraints as we continue to explore and develop our Wolfcamp, Bone Spring and other liquids-rich plays in the Delaware Basin in 2019. If we were required to shut in our production or flare our natural gas for long periods of time due to pipeline interruptions or lack of processing facilities or capacity of these facilities, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
From time to time, we have entered into and may in the future enter into certain oil, natural gas or salt water gathering or transportation agreements, natural gas processing agreements, salt water disposal agreements or similar commercial arrangements with midstream companies, including San Mateo. Certain of these agreements require us to meet minimum volume commitments, often regardless of actual throughput. Lower commodity prices may lead to reductions in our drilling program, which may result in insufficient production to fulfill our obligations under these agreements. As of December 31, 2018, our long-term contractual obligations under agreements with minimum volume commitments totaled approximately $641.2 million over the terms of the agreements. In addition, in connection with the formation of San Mateo II, we entered into agreements with minimum volume commitments that totaled approximately $363.8 million. If we have insufficient production to meet the minimum volume commitments under any of these agreements, our cash flow from operations will be reduced, which may require us to reduce or delay our planned investments and capital expenditures or seek alternative means of financing, all of which may have a material adverse effect on our results of operations.
Pursuant to certain of our agreements with midstream companies, we have dedicated our current and future leasehold interests in certain of our asset areas to counterparties. As a result, we will be limited in our ability to use other gathering, processing, disposal and transportation service providers, even if such service providers are able to offer us more favorable pricing or more efficient service.
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
We may engage in bidding and negotiation to complete successful acquisitions. We may be required to alter or increase substantially our capitalization to finance these acquisitions through the use of cash on hand, the issuance of debt or equity securities, the sale of production payments, the sale or joint venture of midstream assets or oil and natural gas producing assets or acreage, the borrowing of funds or otherwise. Our Credit Agreement, the San Mateo Credit Facility and the indenture governing our outstanding senior notes include covenants limiting our ability to incur additional debt. If we were to proceed with one or more acquisitions involving the issuance of our common stock, our shareholders would suffer dilution of their interests.
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
From time to time, we may sell an interest in a strategic asset for the purpose of assisting or accelerating the asset’s development. In addition, we regularly review our property base for the purpose of identifying nonstrategic assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. Various factors could materially affect our ability to dispose of such interests or nonstrategic assets or complete announced dispositions, including the receipt of approvals of governmental agencies or third parties and the identification of purchasers willing to acquire the interests or purchase the nonstrategic assets on terms and at prices acceptable to us.
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
We May Be Required to Write Down the Carrying Value of Our Proved Properties under Accounting Rules, and These Write-Downs Could Adversely Affect Our Financial Condition.
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
Hedging Transactions, or the Lack Thereof, May Limit Our Potential Gains and Could Result in Financial Losses.
To manage our exposure to price risk, we, from time to time, enter into hedging arrangements, using primarily “costless collars” or “swaps” with respect to a portion of our future production. Costless collars provide us with downside price protection through the purchase of a put option, which is financed through the sale of a call option. Because the call option proceeds are used to offset the cost of the put option, these arrangements are initially “costless” to us. Three-way costless collars also provide us with downside price protection through the purchase of a put option, but they also allow us to participate in price upside through the purchase of a call option. The purchase of both the put option and call option are financed through the sale of a call option. Because the proceeds from the call option sale are used to offset the cost of the purchased put and call options, these arrangements are also initially “costless” to us. In the case of a costless collar, the put option and the call option or options have different fixed price components. In a swap contract, a floating price is exchanged for a fixed price over the specified period, providing downside price protection. The goal of these and other hedges is to lock in a range of prices in the case of collars or a fixed price in the case of swaps so as to mitigate price volatility and increase the predictability of cash flows. These transactions limit our potential gains if oil, natural gas or NGL prices rise above the maximum price established by the call option or swap as applicable, and may offer protection if prices fall below the minimum price established by the put option or swap, as applicable, only to the extent of the volumes then hedged.
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
Furthermore, there may be times when we have not hedged our production when, in retrospect, it would have been advisable to do so. Decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. We may employ hedging strategies in the future that differ from those that we have used in the past, and neither the continued application of our current strategies nor our use of different hedging strategies may be successful. As of February 26, 2019, we had approximately 50% and 15% of our estimated remaining 2019 oil and natural gas production, respectively, hedged. We currently have no hedges in place for NGLs, limited oil basis hedges in place for 2020 and otherwise no hedges in place beyond 2019 for oil or natural gas.
An Increase in the Differential between the NYMEX or Other Benchmark Prices of Oil and Natural Gas and the Wellhead Price We Receive for Our Production Could Adversely Affect Our Business, Financial Condition, Results of Operations and Cash Flows.
The prices that we receive for our oil and natural gas production sometimes reflect a discount to the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. The difference between the benchmark prices and the prices we receive is called a differential. Increases in the differential between the benchmark prices for oil and natural gas and the wellhead prices we receive could adversely affect our business, financial condition, results of operations and cash flows. For example, we sell much of our natural gas produced from the Delaware Basin at the Waha Hub. The price differential between the Waha Hub index and the Henry Hub index increased significantly through 2018 from approximately $0.50 per MMBtu at the beginning of the year to between $1.00 and $2.00 per MMBtu for most of 2018, but reaching highs of greater than $4.00 per MMBtu for a brief period at the end of the year. The natural gas price differential had narrowed to between $1.00 and $2.00 per MMBtu at the beginning of 2019, although it is possible that the differential could widen again at certain times during 2019.
Similarly, we sell much of our oil produced from the Delaware Basin at the Midland (Texas) Hub. The price differential between the West Texas Intermediate oil price and the oil price at the Midland Hub, also known as the Midland-Cushing (Oklahoma) differential, also increased significantly through 2018 from essentially no difference in the first quarter of 2018 to as much as $16.00 per Bbl in late September. The oil price differential had narrowed to about $5.00 per Bbl at the beginning of 2019, although it is possible that the differential could widen again at certain times during 2019. We have no derivative contracts in place to mitigate our exposure to these oil and natural gas price differentials during 2019 and have limited oil basis hedges in place for 2020.
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

We do not believe that full insurance coverage for all potential damages is available at a reasonable cost. Failure to comply with these laws and regulations may also result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties, injunctive relief and/or the imposition of investigatory or other remedial obligations. The costs of remedying noncompliance may be significant, and remediation obligations could adversely affect our financial condition, results of operations and leasehold acreage. Laws, rules and regulations protecting the environment have changed frequently and the changes often include increasingly stringent requirements. These laws, rules and regulations may impose liability on us for environmental damage and disposal of hazardous materials even if we were not negligent or at fault. We may also be found to be liable for the conduct of others or for acts that complied with applicable laws, rules or regulations at the time we performed those acts. These laws, rules and regulations are interpreted and enforced by numerous federal and state agencies. In addition, private parties, including the owners of properties upon which our wells are drilled or facilities are located, or the owners of properties adjacent to or in close proximity to those properties, may also pursue legal actions against us based on alleged non-compliance with certain of these laws, rules and regulations. For example, a number of lawsuits have been filed in some states alleging that fluid injection or oil and natural gas extraction have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal.
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
Periodically, legislation is introduced to eliminate certain key U.S. federal income tax preferences currently available to oil and natural gas exploration and production companies. Such changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for certain oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain U.S. production or manufacturing activities and (iv) the increase in the amortization period for geological and geophysical costs paid or incurred in connection with the exploration for, or development of, oil or natural gas within the United States. The Tax Cuts and Jobs Act did not include any of these proposals, except for the repeal of the domestic manufacturing tax deduction for oil and natural gas companies. However, it is possible that such provisions could be proposed in the future. The passage of any legislation or any other similar change in U.S. federal income tax law could affect certain tax deductions that are currently available with respect to oil and natural gas exploration and production activities and could negatively impact our financial condition, results of operations and cash flows.
In January 2019, a bill was introduced in the New Mexico Senate to add a surtax on natural gas processors that would start at $0.60 per MMBtu in 2020 and escalate to $3.00 per MMBtu by 2024. If passed, such a surtax would adversely affect the ability of San Mateo and other natural gas processors to operate in New Mexico and would adversely affect the prices we receive for our natural gas processed in New Mexico.

Recently Enacted Tax Legislation May Impact Our Ability to Fully Utilize Our Interest Expense Deductions and Net Operating Loss Carryovers to Fully Offset Our Taxable Income in Future Periods.
The Tax Cuts and Jobs Act includes provisions that generally (i) limit our annual deductions for interest expense to no more than 30% of our “adjusted taxable income” (plus 100% of our business interest income) for the year, (ii) permit us to offset only 80% (rather than 100%) of our taxable income with net operating losses we generate and (iii) limit our ability to deduct certain elements of executive compensation. Interest expense and net operating losses subject to these limitations may be carried forward by us for use in later years, subject to these limitations. Additionally, the Tax Cuts and Jobs Act repealed the domestic manufacturing tax deduction for oil and natural gas companies. These tax law changes could have the effect of causing us to incur income tax liability sooner than we otherwise would have incurred such liability or, in certain cases, could cause us to incur income tax liability that we might not have incurred otherwise, in the absence of these tax law changes.
Federal and State Legislation and Regulatory Initiatives Relating to Hydraulic Fracturing Could Result in Increased Costs and Additional Operating Restrictions or Delays.
Hydraulic fracturing involves the injection of water, sand or other proppants and chemicals under pressure into rock formations to stimulate oil and natural gas production. We routinely use hydraulic fracturing to complete wells in order to produce oil, natural gas and NGLs from formations such as the Wolfcamp and Bone Spring plays, the Eagle Ford shale and the Haynesville shale, where we focus our operations. Hydraulic fracturing has been regulated at the state and local level through permitting and compliance requirements. Federal, state and local laws or regulations targeting various aspects of the hydraulic fracturing process are being considered, or have been proposed or implemented. In past sessions, Congress has considered, but did not pass, legislation to amend the SDWA, to remove the SDWA’s exemption granted to most hydraulic fracturing operations (other than operations using fluids containing diesel) and to require reporting and disclosure of chemicals used by oil and natural gas companies in the hydraulic fracturing process. Also at the federal level, the BLM issued final rules, including new requirements relating to public disclosure, wellbore integrity and handling of flowback water, to regulate hydraulic fracturing on federal and Indian lands in March 2015. These rules were rescinded by rule in December 2017; however, in January 2018, California and a coalition of environmental groups filed a lawsuit in the Northern District of California to challenge the BLM’s rescission of the rules. This litigation is ongoing and future implementation of the BLM rules is uncertain at this time.
In addition, a number of states and local regulatory authorities are considering or have implemented more stringent regulatory requirements applicable to hydraulic fracturing, including bans or moratoria on drilling that effectively prohibit further production of oil and natural gas through the use of hydraulic fracturing or similar operations. For example, in December 2014, New York announced a moratorium on high volume fracturing activities combined with horizontal drilling following the issuance of a study regarding the safety of hydraulic fracturing. Certain communities in Colorado have also enacted bans on hydraulic fracturing. These actions are the subject of legal challenges. Texas and New Mexico have adopted regulations that require the disclosure of information regarding the substances used in the hydraulic fracturing process. In February 2019, a bill was introduced in the New Mexico Senate to place a moratorium on hydraulic fracturing that, if enacted, would last through June 1, 2023.
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
The Potential Adoption of Federal, State and Local Legislation and Regulations Intended to Address Potential Induced Seismicity in the Areas in Which We Operate Could Restrict Our Drilling and Production Activities, as well as Our Ability to Dispose of Produced Water Gathered from Such Activities, Which Could Decrease San Mateo’s Revenues and Result in Increased Costs and Additional Operating Restrictions or Delays.
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
Legislation or Regulations Restricting Emissions of Greenhouse Gases Could Result in Increased Operating Costs and Reduced Demand for the Oil, Natural Gas and NGLs We Produce, while the Physical Effects of Climate Change Could Disrupt Our Production and Cause Us to Incur Significant Costs in Preparing for or Responding to Those Effects.
We believe it is likely that scientific and political attention to issues concerning the extent, causes of and responsibility for climate change will continue, with the potential for further regulations and litigation that could affect our operations. Our operations result in greenhouse gas emissions. The EPA has published its final findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and welfare because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. There were attempts at comprehensive federal legislation establishing a cap and trade program, but that legislation did not pass. Further, various states have considered or adopted legislation that seeks to control or reduce emissions of greenhouse gases from a wide range of sources. Internationally, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the United States in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas emission reduction goals, every five years beginning in 2020. In June 2017, the Trump administration announced its intention for the United States to withdraw from the Paris Agreement. Pursuant to the terms of the Paris Agreement, the earliest date the United States can withdraw is November 2020. In January 2019, New Mexico’s governor signed an executive order declaring that New Mexico would support the goals of the Paris Agreement by joining the U.S. Climate Alliance, a bipartisan coalition of governors committed to reducing greenhouse gas emissions consistent with the goals of the Paris Agreement. The stated objective of the executive order is to achieve a statewide reduction in greenhouse gas emissions of at least 45% by 2030 as compared to 2005 levels. The executive order also requires New Mexico regulatory agencies to create an “enforceable regulatory framework” to ensure methane emission reductions. The EPA has also finalized regulations targeting new sources of methane emissions from the oil and natural gas industry. However, in June 2017, the EPA proposed a two-year stay of certain requirements under this rule and in September 2018 proposed targeted improvements to the rule, including amendments to the rule’s fugitive emissions monitoring requirements, which are expected to “significantly reduce” the rule’s regulatory burden. Any future international agreements, federal or state laws or implementing regulations that may be adopted to address greenhouse gas emissions could, and in all likelihood would, require us to incur increased operating costs, adversely affecting our profits, and could adversely affect demand for the oil and natural gas we produce, depressing the prices we receive for oil and natural gas.
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
The adoption of legislation or regulatory programs to reduce greenhouse gas emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Reduced demand for the oil and natural gas that we produce could also have the effect of lowering the value of our reserves. In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Finally, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against oil and natural gas companies in connection with their greenhouse gas emissions. Should we be targeted by any such litigation or investigations, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the causation of or contribution to the asserted damage, or to other mitigating factors. The ultimate impact of greenhouse gas emissions-related agreements, legislation and measures on our financial performance is highly uncertain because we are unable to predict with certainty, for a multitude of individual jurisdictions, the outcome of political decision-making processes and the variables and tradeoffs that inevitably occur in connection with such processes.
New Regulations on All Emissions from Our Operations Could Cause Us to Incur Significant Costs.
In recent years, the EPA issued final rules to subject oil and natural gas operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants programs under the CAA and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured oil and natural gas wells, compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. These rules have required changes to our operations, including the installation of new equipment to control emissions. The EPA finalized a more stringent National Ambient Air Quality Standard (“NAAQS”) for ozone in October 2015. The EPA finished promulgating final area designations under the new standard in 2018, which, to the extent areas in which we operate have been classified as “non-attainment” areas, may result in an increase in costs for emission controls and requirements for additional monitoring and testing, as well as a more cumbersome permitting process. If regions reclassified as non-attainment areas under the lower ozone standard begin implementing new, more stringent regulations, those regulations could also apply to our or our customers’ operations. Generally, it will take the states several years to develop compliance plans for their non-attainment areas. The EPA’s final rule has been judicially challenged by both industry and other interested parties, and the outcome of this litigation may also impact implementation and revisions to the rule. In November 2016, the Department of the Interior issued final rules relating to the venting, flaring and leaking of natural gas by oil and natural gas producers who operate on federal and Indian lands. The rules limit routine flaring of natural gas, require the payment of royalties on avoidable natural gas losses and require plans or programs relating to natural gas capture and leak detection and repair. The BLM then finalized a revised rule in 2018 which scaled back the waste-prevention requirements of the 2016 rule. Environmental groups have sued in federal district court to challenge the legality of aspects of the revised rule, and the outcome of this litigation is currently uncertain. If not withdrawn or significantly revised, these rules are expected to result in an increase to our operating costs and changes in our operations. In addition, several states are pursuing similar measures to regulate emissions of methane from new and existing sources within the oil and natural gas source category. As a result of this continued regulatory focus, future federal and state regulations of the oil and natural gas industry remain a possibility and could result in increased compliance costs for our operations.
We May Incur Significant Costs and Liabilities Resulting from Compliance with Pipeline Safety Regulations.
Our pipelines are subject to stringent and complex regulation related to pipeline safety and integrity management. For instance, the Department of Transportation, through PHMSA, has established a series of rules that require pipeline operators to develop and implement integrity management programs for hazardous liquid (including oil) pipeline segments that, in the event of a leak or rupture, could affect high-consequence areas. The Rustler Breaks Oil Pipeline System is subject to such rules. PHMSA also recently proposed rulemaking that would expand existing integrity management requirements to natural gas transmission and gathering lines in areas with medium population densities. Additional action by PHMSA with respect to pipeline integrity management requirements may occur in the future. At this time, we cannot predict the cost of such requirements, but they could be significant. Moreover, violations of pipeline safety regulations can result in the imposition of significant penalties.
Several states have also passed legislation or promulgated rules to address pipeline safety. Compliance with pipeline integrity laws and other pipeline safety regulations issued by state agencies such as the TRC could result in substantial expenditures for testing, repairs and replacement. Due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, there can be no assurance that future compliance with PHMSA or state requirements will not have a material adverse effect on our results of operations or financial position.

A Change in the Jurisdictional Characterization of Some of Our Assets by FERC or a Change in Policy by It May Result in Increased Regulation of Our Assets, Which May Cause Our Revenues to Decline and Operating Expenses to Increase.
Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC under the NGA. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to FERC regulation. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of ongoing litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts or Congress. Similarly, intrastate crude oil pipeline facilities are exempt from regulation by FERC under the ICA. In December 2018, San Mateo placed into service the Rustler Breaks Oil Pipeline System, which is subject to FERC jurisdiction and includes approximately 17 miles of 10-inch diameter crude oil gathering and transportation pipelines from origin points in Eddy County, New Mexico to an interconnect with Plains Pipeline, L.P. We believe the other crude oil pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as an intrastate facility not subject to FERC regulation. Whether a pipeline provides service in interstate commerce or intrastate commerce is highly fact dependent and determined on a case-by-case basis. A change in the jurisdictional characterization of our facilities by FERC, the courts or Congress, a change in policy by FERC or Congress or the expansion of our activities may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase.
The Rates of Our Regulated Assets are Subject to Review and Reporting by Federal Regulators, Which Could Adversely Affect Our Revenues.
The Rustler Breaks Oil Pipeline System transports crude oil in interstate commerce. FERC regulates the rates, terms and conditions of service on pipelines that transport crude oil in interstate commerce. If a party with an economic interest were to file either a complaint against our tariff rates or protest any proposed increases to our tariff rates, or FERC were to initiate an investigation of our rates, then our rates could be subject to detailed review. If any proposed rate increases were found by FERC to be in excess of just and reasonable levels, FERC could order us to reduce our rates, and to refund the amount by which the rate increases were determined to be excessive, plus interest. If our existing rates were found by FERC to be in excess of just and reasonable levels, we could be ordered to refund the excess we collected for up to two years prior to the date of the filing of the complaint challenging the rates, and we could be ordered to reduce our rates prospectively. In addition, a state commission also could investigate our intrastate rates or our terms and conditions of service on its own initiative or at the urging of a shipper or other interested party. If a state commission found that our rates exceeded levels justified by our cost of service, the state commission could order us to reduce our rates. Any such reductions may result in lower revenues and cash flows. As of February 26, 2019, the shippers on the Rustler Breaks Oil Pipeline System have agreed not to challenge, or to cause others to challenge or assist others in challenging, our tariff rates in effect during the terms of their respective agreements; however, other current or future shippers may still challenge our tariff rates.
In addition, FERC’s ratemaking policies are subject to change and may impact the rates charged and revenues received on the Rustler Breaks Oil Pipeline System and any other natural gas or crude oil pipeline that is determined to be under the jurisdiction of FERC.
Should We Fail to Comply with All Applicable FERC-Administered Statutes, Rules, Regulations and Orders, We Could Be Subject to Substantial Penalties and Fines.
Under the Energy Policy Act, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to approximately $1.2 million per day for each violation and disgorgement of profits associated with any violation. This maximum penalty authority established by statute will continue to be adjusted periodically for inflation. While the nature of our gathering facilities is such that these facilities have not yet been regulated by FERC, the Rustler Breaks Oil Pipeline System does transport crude oil in interstate commerce and, therefore, is subject to FERC regulation. Laws, rules and regulations pertaining to those and other matters may be considered or adopted by FERC or Congress from time to time. Failure to comply with those laws, rules and regulations in the future could subject us to civil penalty liability.
The Derivatives Legislation Adopted by Congress Could Have an Adverse Impact on Our Ability to Hedge Risks Associated with Our Business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), among other things, established federal oversight and regulation of certain derivative products, including commodity hedges of the type we use. The Dodd-Frank Act requires the Commodity Futures Trading Commission (“CFTC”) and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented, and it is not possible at this time to predict when, or if, this will be accomplished.
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
In addition, our Board of Directors consults regularly with our special Board advisors regarding our business and the evaluation, exploration, engineering and development of our prospects and properties. Due to the knowledge and experience of our special advisors, they play a key role in our multi-disciplined approach to making decisions regarding prospects, acquisitions and development. If any of our special advisors resign or become unable to continue in their present role, our operations may be adversely affected.

A Cyber Incident Could Occur and Result in Information Theft, Data Corruption, Operational Disruption or Financial Loss.
The oil and natural gas industry is dependent on digital technologies to conduct certain exploration, development, production, gathering, processing and financial activities. We depend on digital technology to, among other things, estimate oil and natural gas reserves quantities, plan, execute and analyze drilling, completion, production, gathering, processing and disposal operations, process and record financial and operating data and communicate with employees, shareholders, royalty owners and other third-party industry participants. Industrial control systems, such as our supervisory control and data acquisition (SCADA) systems, control important processes and facilities that are critical to our operations. If any of such programs or systems were to fail or create erroneous information in our hardware or software network infrastructure or we were subject to cyberspace breaches, phishing schemes or attacks, possible consequences include financial losses and the inability to engage in any of the aforementioned activities. Any such consequence could have a material adverse effect on our business.
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
Risks Relating to Our Common Stock
The Price of Our Common Stock Has Fluctuated Substantially and May Fluctuate Substantially in the Future.
Our stock price has experienced volatility and could vary significantly as a result of a number of factors. In 2018, our stock price fluctuated between a high of $35.22 and a low of $13.97. In addition, the trading volume of our common stock may continue to fluctuate and cause significant price variations to occur. In the event of a drop in the market price of our common stock, you could lose a substantial part or all of your investment in our common stock. In addition, the stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.
Factors that could affect our stock price or result in fluctuations in the market price or trading volume of our common stock include:

•	our actual or anticipated operating and financial performance and drilling locations, including oil and natural gas reserves estimates;

•	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and cash flows, or those of companies that are perceived to be similar to us;

•	changes in revenue, cash flows or earnings estimates or publication of reports by equity research analysts;

•	speculation in the press or investment community;

•	announcement or consummation of acquisitions, dispositions or joint ventures by us;

•	public reaction to our operations or plans, press releases, announcements and filings with the SEC;

•	sales of our common stock by the Company, directors, officers or other shareholders, or the perception that such sales may occur;

•	general financial market conditions and oil and natural gas industry market conditions, including fluctuations in the price of oil, natural gas and NGLs;

•	the realization of any of the risk factors presented in this Annual Report;

•	the recruitment or departure of key personnel;

•	commencement of, involvement in or unfavorable resolution of litigation;

•	the success of our exploration and development operations, our midstream business (including San Mateo) and the marketing of any oil, natural gas and NGLs we produce;

•	changes in market valuations of companies similar to ours; and

•	domestic and international economic, legal and regulatory factors unrelated to our performance.

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
We Do Not Presently Intend to Pay Any Cash Dividends on or Repurchase Any Shares of Our Common Stock.
We do not presently intend to pay any cash dividends on or repurchase any shares of our common stock. Any payment of future dividends will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that our Board of Directors deems relevant. Cash dividend payments in the future may only be made out of legally available funds and, if we experience substantial losses, such funds may not be available. In addition, certain covenants in our Credit Agreement, the San Mateo Credit Facility and the indenture governing our outstanding senior notes may limit our ability to pay dividends or repurchase shares of our common stock. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment, and there is no guarantee that the price of our common stock will exceed the price you paid.
Future Sales of Shares of Our Common Stock by Existing Shareholders and Future Offerings of Our Common Stock by Us Could Depress the Price of Our Common Stock.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, including shares of equity or debt securities convertible into common stock, and the perception that these sales could occur may also depress the market price of our common stock. If our existing shareholders, including directors or officers, sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. Sales of our common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause our stock price to decrease and make it more difficult for you to sell shares of our common stock.
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
As of February 26, 2019, our directors and executive officers beneficially owned approximately 7% of our outstanding common stock. These shareholders could influence or control to some degree the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions. Their influence or control of the Company may have the effect of delaying or preventing a change of control of the Company and may adversely affect the voting and other rights of other shareholders. In addition, due to their ownership interest in our common stock, our directors and executive officers may be able to remain entrenched in their positions.
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

Item 3. Legal Proceedings.
We are party to several lawsuits encountered in the ordinary course of our business. While the ultimate outcome and impact to us cannot be predicted with certainty, in the opinion of management, it is remote that these lawsuits will have a material adverse impact on our financial condition, results of operations or cash flows.

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
On February 26, 2019, we had 116,388,317 shares of common stock outstanding held by approximately 360 record holders, excluding shareholders for whom shares are held in “nominee” or “street” name.
Equity Compensation Plan Information
The following table presents the securities authorized for issuance under our equity compensation plans as of December 31, 2018.

Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1) (2)	2,962,249	$23.48	991,281
Equity compensation plans not approved by security holders	—	—	—
Total	2,962,249	$23.48	991,281
__________________

(1)	Our Board of Directors has determined not to make any additional grants of awards under the Matador Resources Company 2003 Stock and Incentive Plan.

(2)
The Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan was adopted by our Board of Directors in April 2015 and approved by our shareholders on June 10, 2015. For a description of our Amended and Restated 2012 Long-Term Incentive Plan, see Note 8 to the consolidated financial statements in this Annual Report.

Share Performance Graph
The following graph compares the cumulative return on a $100 investment in our common stock from December 31, 2013 through December 31, 2018, to that of the cumulative return on a $100 investment in the Russell 2000 Index and the Russell 2000 Energy Index for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed.
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

Comparison of Cumulative Total Return Among
Matador Resources Company, the Russell 2000 Index
and the Russell 2000 Energy Index

Repurchase of Equity by the Company or Affiliates
During the quarter ended December 31, 2018, the Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
October 1, 2018 to October 31, 2018	11,777	$33.39	—	—
November 1, 2018 to November 30, 2018	216	25.79	—	—
December 1, 2018 to December 31, 2018	106	15.49	—	—
Total	12,099	$33.10	—	—
_________________

(1)
The shares were not re-acquired pursuant to any repurchase plan or program. The Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Item 6. Selected Financial Data.
The following selected financial information is summarized from our results of operations for the five-year period ended December 31, 2018 and selected consolidated balance sheet and cash flow data at December 31, 2018, 2017, 2016, 2015 and 2014. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. The financial information included in this Annual Report may not be indicative of our future results of operations, financial condition or cash flows.

	Year Ended December 31,
	2018	2017	2016	2015	2014
(In thousands, except per share data)
Statement of operations data:
Revenues
Oil and natural gas revenues	$800,700	$528,684	$291,156	$278,340	$367,712
Third-party midstream services revenues	21,920	10,198	5,218	1,864	1,213
Sales of purchased natural gas	7,071	—	—	—	—
Lease bonus - mineral acreage	2,489	—	—	—	—
Realized gain (loss) on derivatives	2,334	(4,321)	9,286	77,094	5,022
Unrealized gain (loss) on derivatives	65,085	9,715	(41,238)	(39,265)	58,302
Total revenues	899,599	544,276	264,422	318,033	432,249
Expenses
Production taxes, transportation and processing	76,138	58,275	43,046	35,650	33,172
Lease operating	92,966	67,313	56,202	54,704	49,945
Plant and other midstream services operating	24,609	13,039	5,389	3,489	1,408
Purchased natural gas	6,635	—	—	—	—
Depletion, depreciation and amortization	265,142	177,502	122,048	178,847	134,737
Accretion of asset retirement obligations	1,530	1,290	1,182	734	504
Full-cost ceiling impairment	—	—	158,633	801,166	—
General and administrative	69,308	66,016	55,089	50,105	32,152
Total expenses	536,328	383,435	441,589	1,124,695	251,918
Operating income (loss)	363,271	160,841	(177,167)	(806,662)	180,331
Other income (expense)
Net (loss) gain on asset sales and inventory impairment	(196)	23	107,277	908	—
Interest expense	(41,327)	(34,565)	(28,199)	(21,754)	(5,334)
Prepayment premium on extinguishment of debt	(31,226)	—	—	—	—
Other income (expense)	1,551	3,551	(4)	616	132
Total other (expense) income	(71,198)	(30,991)	79,074	(20,230)	(5,202)
Net income (loss)	299,764	138,007	(97,057)	(679,524)	110,754
Net (income) loss attributable to non-controlling interest in subsidiaries	(25,557)	(12,140)	(364)	(261)	17
Net income (loss) attributable to Matador Resources Company shareholders	$274,207	$125,867	$(97,421)	$(679,785)	$110,771
Earnings (loss) per common share
Basic	$2.41	$1.23	$(1.07)	$(8.34)	$1.58
Diluted	$2.41	$1.23	$(1.07)	$(8.34)	$1.56

	At December 31,
	2018	2017	2016	2015	2014
(In thousands)
Balance sheet data:
Cash and cash equivalents	$64,545	$96,505	$212,884	$16,732	$8,407
Restricted cash	$19,439	$5,977	$1,258	$44,357	$609
Net property and equipment	$3,122,864	$1,881,456	$1,184,525	$1,012,406	$1,322,072
Total assets	$3,455,518	$2,145,690	$1,464,665	$1,140,861	$1,434,490
Current liabilities	$330,022	$282,606	$169,505	$136,830	$142,036
Long-term liabilities	$1,345,839	$605,538	$603,715	$515,072	$425,913
Total Matador Resources Company shareholders’ equity	$1,688,880	$1,156,556	$690,125	$488,003	$866,408

	Year Ended December 31,
	2018	2017	2016	2015	2014
(In thousands)
Other financial data:
Net cash provided by operating activities	$608,523	$299,125	$134,086	$208,535	$251,481
Net cash used in investing activities	$(1,515,253)	$(819,284)	$(448,739)	$(381,406)	$(569,922)
Oil and natural gas properties capital expenditures	$(1,357,802)	$(699,445)	$(379,067)	$(432,715)	$(560,849)
Expenditures for midstream and other property and equipment	$(165,784)	$(120,816)	$(74,845)	$(64,499)	$(9,152)
Net cash provided by financing activities	$888,232	$408,499	$467,706	$224,944	$321,170
Adjusted EBITDA attributable to Matador Resources Company shareholders (1)	$553,223	$336,063	$157,892	$223,138	$262,943
 __________________

(1)
Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “ —Non-GAAP Financial Measures” below.

Non-GAAP Financial Measures
We define Adjusted EBITDA as earnings before interest expense, income taxes, depletion, depreciation and amortization, accretion of asset retirement obligations, property impairments, unrealized derivative gains and losses, certain other non-cash items and non-cash stock-based compensation expense, prepayment premium on extinguishment of debt and net gain or loss on asset sales and inventory impairment. Adjusted EBITDA is not a measure of net income (loss) or cash flows as determined by GAAP. Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies.
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

	Year Ended December 31,
	2018	2017	2016	2015	2014
(In thousands)
Unaudited Adjusted EBITDA Reconciliation to Net Income (Loss):
Net income (loss) attributable to Matador Resources Company shareholders	$274,207	$125,867	$(97,421)	$(679,785)	$110,771
Net income (loss) attributable to non-controlling interest in subsidiaries	25,557	12,140	364	261	(17)
Net income (loss)	299,764	138,007	(97,057)	(679,524)	110,754
Interest expense	41,327	34,565	28,199	21,754	5,334
Total income tax (benefit) provision	(7,691)	(8,157)	(1,036)	(147,368)	64,375
Depletion, depreciation and amortization	265,142	177,502	122,048	178,847	134,737
Accretion of asset retirement obligations	1,530	1,290	1,182	734	504
Full-cost ceiling impairment	—	—	158,633	801,166	—
Unrealized (gain) loss on derivatives	(65,085)	(9,715)	41,238	39,265	(58,302)
Stock-based compensation expense	17,200	16,654	12,362	9,450	5,524
Net loss (gain) on asset sales and inventory impairment	196	(23)	(107,277)	(908)	—
Prepayment premium on extinguishment of debt	31,226	—	—	—	—
Consolidated Adjusted EBITDA	583,609	350,123	158,292	223,416	262,926
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(30,386)	(14,060)	(400)	(278)	17
Adjusted EBITDA attributable to Matador Resources Company shareholders	$553,223	$336,063	$157,892	$223,138	$262,943

	Year Ended December 31,
	2018	2017	2016	2015	2014
(In thousands)
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$608,523	$299,125	$134,086	$208,535	$251,481
Net change in operating assets and liabilities	(64,429)	25,058	(1,809)	(8,980)	5,978
Interest expense, net of non-cash portion	39,970	34,097	27,051	20,902	5,334
Current income tax (benefit) provision	(455)	(8,157)	(1,036)	2,959	133
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(30,386)	(14,060)	(400)	(278)	17
Adjusted EBITDA attributable to Matador Resources Company shareholders	$553,223	$336,063	$157,892	$223,138	$262,943

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Some of the key factors that could cause actual results to vary from our expectations include changes in oil or natural gas prices, the timing of planned capital expenditures, availability under our Credit Agreement borrowing base and the San Mateo Credit Facility, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting our oil and natural gas and midstream operations, the condition of the capital markets generally, as well as our ability to access them, the proximity to and capacity of gathering, processing and transportation facilities, availability and integration of acquisitions, uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below and elsewhere in this Annual Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Note Regarding Forward-Looking Statements.”
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
2018 Operational Highlights
During the year ended December 31, 2018, we completed and began producing oil and natural gas from 82 gross (66.8 net) operated and 59 gross (7.0 net) non-operated wells in the Delaware Basin and from one gross (1.0 net) operated and three gross (0.5 net) non-operated Eagle Ford shale wells. We did not conduct any operated drilling and completion activities on our leasehold properties in Northwest Louisiana and East Texas during 2018, although we did participate in the drilling and completion of eight gross (0.2 net) non-operated Haynesville shale wells that began producing in 2018.
During 2018, we continued our focus on the exploration, delineation and development of our Delaware Basin acreage in Loving County, Texas and Lea and Eddy Counties, New Mexico. We began 2018 operating six drilling rigs in the Delaware Basin and continued to do so through December 31, 2018. In early October 2018, we added a seventh operated drilling rig to our drilling program on a short-term contract in South Texas to drill up to 10 wells, primarily in the Eagle Ford shale, to take advantage of higher oil and natural gas prices in South Texas, to conduct at least one exploratory test of the Austin Chalk formation and to validate and to hold by production almost all of our remaining undeveloped Eagle Ford acreage. This rig operated in South Texas throughout the fourth quarter of 2018 and into early 2019. When drilling operations were finalized on the ninth well in early February 2019, this rig was released and was not moved to the Delaware Basin as we had previously anticipated. One of the Eagle Ford shale wells was completed and turned to sales during the fourth quarter of 2018, and the remaining eight wells, including one well drilled in the Austin Chalk, are expected to be completed and turned to sales late in the first quarter or early in the second quarter of 2019.
The vast majority of our 2018 capital expenditures was directed to (i) the delineation and development of our leasehold position in the Delaware Basin, (ii) the development of certain midstream assets to support our operations there, (iii) our participation in non-operated wells drilled and completed in the Delaware Basin and (iv) the acquisition of additional leasehold and mineral interests prospective for the Wolfcamp, Bone Spring and other liquids-rich plays. Our remaining capital expenditures were primarily directed to the beginning of our short-term drilling and completion program in South Texas and to our participation in several non-operated wells drilled and completed in the Eagle Ford and Haynesville shales throughout 2018.
In September 2018, we announced the BLM Acquisition, pursuant to which we acquired 8,400 gross and net leasehold acres in Lea and Eddy Counties, New Mexico for approximately $387 million, or a weighted average cost of approximately $46,000 per net acre. In addition to the BLM Acquisition, we also acquired 21,400 net leasehold and mineral acres in the Delaware Basin during 2018, and as a result, at December 31, 2018, we held approximately 222,200 gross (132,000 net) acres in Southeast New Mexico and West Texas, primarily in the Delaware Basin, in Lea and Eddy Counties, New Mexico and Loving County, Texas.
Our average daily oil equivalent production for the year ended December 31, 2018 was 52,128 BOE per day, including 30,524 Bbl of oil per day and 129.6 MMcf of natural gas per day, an increase of 34% as compared to 38,936 BOE per day, including 21,510 Bbl of oil per day and 104.6 MMcf of natural gas per day, for the year ended December 31, 2017. Our average daily oil production in 2018 of 30,524 Bbl of oil per day increased 42%, as compared to an average daily oil production of 21,510 Bbl of oil per day in 2017. This increase in oil production was primarily a result of our ongoing delineation and development drilling activities in the Delaware Basin. Our average daily natural gas production of 129.6 MMcf per day for the year ended December 31, 2018 increased 24% from 104.6 MMcf per day for the year ended December 31, 2017. This increase in natural gas production was primarily attributable to increased natural gas production associated with our ongoing delineation and development drilling activities in the Delaware Basin. Oil production comprised 59% of our total production (using a conversion ratio of one Bbl of oil per six Mcf of natural gas) for the year ended December 31, 2018, as compared to 55% for the year ended December 31, 2017.
For the year ended December 31, 2018, our oil and natural gas revenues were $800.7 million, an increase of 51% from oil and natural gas revenues of $528.7 million for the year ended December 31, 2017. Our oil revenues and natural gas revenues increased 64% and 16% to approximately $635.6 million and $165.1 million, respectively, as compared to $386.9 million and $141.8 million, respectively, for the year ended December 31, 2017. The increase in oil and natural gas revenues resulted from (i) the increases in oil and natural gas production for the year ended December 31, 2018 as noted above and (ii) higher weighted average realized oil prices of $57.04 per Bbl in 2018, as compared to $49.28 per Bbl in 2017, offset by lower weighted average realized natural gas prices of $3.49 per Mcf in 2018, as compared to $3.72 per Mcf in 2017.
We reported net income attributable to Matador Resources Company shareholders of approximately $274.2 million, or $2.41 per diluted common share, on a GAAP basis for the year ended December 31, 2018, as compared to net income of $125.9 million, or $1.23 per diluted common share, for the year ended December 31, 2017. Adjusted EBITDA for the year ended

December 31, 2018 was $553.2 million, as compared to Adjusted EBITDA of $336.1 million reported for the year ended December 31, 2017. Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “Selected Financial Data — Non-GAAP Financial Measures.”
At December 31, 2018, our estimated total proved oil and natural gas reserves were 215.3 million BOE, including 123.4 million Bbl of oil and 551.5 Bcf of natural gas, with a Standardized Measure of $2.25 billion and a PV-10 of $2.58 billion. At December 31, 2017, our estimated total proved oil and natural gas reserves were 152.8 million BOE, including 86.7 million Bbl of oil and 396.2 Bcf of natural gas, with a Standardized Measure of $1.26 billion and a PV-10 of $1.33 billion. Our estimated total proved reserves of 215.3 million BOE at December 31, 2018 represented a 41% year-over-year increase, as compared to 152.8 million BOE at December 31, 2017. Our estimated proved oil reserves of 123.4 million Bbl at December 31, 2018 increased 42%, as compared to 86.7 million Bbl at December 31, 2017. Our proved oil and natural gas reserves in the Delaware Basin increased 48% to 191.5 million BOE at December 31, 2018, as compared to 129.0 million BOE at December 31, 2017, primarily as a result of our ongoing delineation and development operations in the Delaware Basin. At December 31, 2018, approximately 89% of our total proved oil and natural gas reserves were attributable to our properties in the Delaware Basin. Our proved oil reserves in the Delaware Basin increased 48% to 114.8 million Bbl at December 31, 2018, as compared to 77.5 million Bbl at December 31, 2017. Proved oil reserves comprised 57% of our total proved reserves at December 31, 2018, as compared to 57% at December 31, 2017. These reserves estimates were based on evaluations prepared by our engineering staff and have been audited for their reasonableness and conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers. Standardized Measure represents the present value of estimated future net cash flows from proved reserves, less estimated future development, production, plugging and abandonment costs and income tax expenses, discounted at 10% per annum to reflect the timing of future cash flows. Standardized Measure is not an estimate of the fair market value of our properties. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see “Business — Estimated Proved Reserves.”
Midstream Highlights
We made significant progress in our midstream operations during 2018, including, among other accomplishments, (i) the completion and successful startup of the expansion of the Black River Processing Plant to a designed inlet capacity of 260 MMcf of natural gas per day, (ii) the completion of an NGL pipeline connection at the Black River Processing Plant to the NGL pipeline owned by EPIC Y-Grade Pipeline LP, (iii) the ongoing buildout of oil, natural gas and water pipeline systems in both the Rustler Breaks and Wolf asset areas, (iv) the entrance into a strategic relationship with Plains to gather and transport crude oil in the Rustler Breaks asset area, (v) placing into service crude oil gathering and transportation systems in the Wolf and Rustler Breaks asset areas, (vi) entering into long-term agreements with significant producers in Eddy County, New Mexico relating to the gathering and disposal of one such producer’s salt water and the gathering and processing of another such producer’s natural gas production and (vii) the drilling and completion of additional commercial salt water disposal wells and the construction of associated commercial facilities in the Rustler Breaks asset area, significantly increasing San Mateo’s salt water disposal capacity.
2019 Capital Expenditure Budget
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures in 2019. We plan to operate six contracted drilling rigs drilling primarily oil and natural gas wells in the Delaware Basin throughout most of 2019. Our 2019 estimated capital expenditure budget consists of $640 to $680 million for drilling, completing and equipping wells (“D/C/E capital expenditures”) and $55 to $75 million for midstream capital expenditures, which primarily reflects our proportionate share of San Mateo and San Mateo II’s estimated combined 2019 capital expenditures of $180 to $220 million and also accounts for portions of the $50 million capital carry that Five Point is expected to provide to us in conjunction with the formation of San Mateo II. Substantially all of our 2019 estimated capital expenditures will be allocated to (i) the further delineation and development of our leasehold position, (ii) the continued construction of midstream assets and (iii) our participation in certain non-operated well opportunities in the Delaware Basin, with the exception of amounts incurred in 2019 to conclude our South Texas drilling program and amounts allocated to limited operations in our South Texas and Haynesville shale positions to maintain and extend leases and to participate in certain non-operated well opportunities. Our 2019 Delaware Basin drilling program is expected to focus on the continued development of the Rustler Breaks and Wolf asset areas and the further delineation and development of the Antelope Ridge, Jackson Trust, Ranger/Arrowhead and Twin Lakes asset areas as well as the federal leasehold acreage in the western portion of the Antelope Ridge asset area acquired in the BLM Acquisition.
As noted above, we were operating a seventh operated drilling rig at the beginning of 2019 to conduct the short-term drilling program in South Texas, primarily in the Eagle Ford shale. When we concluded this short-term program in February 2019, we released this drilling rig and did not move this rig to the Delaware Basin as we had previously anticipated. To further narrow any potential difference between our 2019 capital expenditures and operating cash flows, we may divest portions of our non-core assets, particularly in the Haynesville shale and in our South Texas position, as well as to consider monetizing other assets, such as certain mineral, royalty and non-core midstream interests, as value-creating opportunities arise. In addition, we intend to continue evaluating the opportunistic acquisition of acreage and mineral interests, principally in the Delaware Basin, during 2019. These monetizations, divestitures and expenditures are opportunity-specific, and purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these 2019 monetizations, divestitures and capital expenditures with any degree of certainty; therefore, we have not provided estimated proceeds related to monetizations or divestitures or estimated capital expenditures related to acreage and mineral acquisitions for 2019.
At December 31, 2018, we had $64.5 million in cash (excluding restricted cash) and $457.0 million in undrawn borrowing capacity under our Credit Agreement (after giving effect to outstanding letters of credit). As a result, we expect to fund our capital expenditures for 2019 through a combination of cash on hand, operating cash flows, performance incentives in connection with the formation of San Mateo that were earned in the first quarter of 2019, borrowings under our Credit Agreement (assuming availability under our borrowing base) and borrowings under the San Mateo Credit Facility. In addition, in 2019, we expect Five Point to provide a portion of the $50 million capital carry in connection with the formation of San Mateo II. We may also consider funding a portion of our 2019 capital expenditures through borrowings under additional credit arrangements, the sale or joint venture of midstream assets or oil and natural gas producing assets or leasehold interests, particularly in our non-core asset areas, the sale or joint venture of oil and natural gas mineral interests, as well as potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. The aggregate amount of capital we expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated or non-operated wells, our drilling results, the actual costs of our midstream activities, other opportunities that may become available to us and our ability to obtain capital.

Revenues
Our revenues are derived primarily from the sale of oil, natural gas and NGL production. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in oil, natural gas or NGL prices.
The following table summarizes our revenues and production data for the periods indicated.

	Year Ended December 31,
	2018	2017	2016
Operating Data:
Revenues (in thousands): (1)
Oil	$635,554	$386,865	$209,908
Natural gas	165,146	141,819	81,248
Total oil and natural gas revenues	800,700	528,684	291,156
Third-party midstream services revenues	21,920	10,198	5,218
Sales of purchased natural gas	7,071	—	—
Lease bonus - mineral acreage	2,489	—	—
Realized gain (loss) on derivatives	2,334	(4,321)	9,286
Unrealized gain (loss) on derivatives	65,085	9,715	(41,238)
Total revenues	$899,599	$544,276	$264,422
Net Production Volumes: (1)
Oil (MBbl)	11,141	7,851	5,096
Natural gas (Bcf)	47.3	38.2	30.5
Total oil equivalent (MBOE) (2)	19,026	14,212	10,180
Average daily production (BOE/d) (2)	52,128	38,936	27,813
Average Sales Prices:
Oil, without realized derivatives (per Bbl)	$57.04	$49.28	$41.19
Oil, with realized derivatives (per Bbl)	$57.38	$48.81	$42.34
Natural gas, without realized derivatives (per Mcf)	$3.49	$3.72	$2.66
Natural gas, with realized derivatives (per Mcf)	$3.46	$3.70	$2.78
________________

(1)	We report our production volumes in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Revenues associated with NGLs are included with our natural gas revenues.

(2)	Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

Year Ended December 31, 2018 as Compared to Year Ended December 31, 2017
Oil and natural gas revenues. Our oil and natural gas revenues increased $272.0 million, or 51%, to $800.7 million for the year ended December 31, 2018, as compared to $528.7 million for the year ended December 31, 2017. Our oil revenues increased $248.7 million, or 64%, to $635.6 million for the year ended December 31, 2018, as compared to $386.9 million for the year ended December 31, 2017. The increase in oil revenues resulted from (i) the 42% increase in our oil production to 11.1 million Bbl of oil for the year ended December 31, 2018, or about 30,524 Bbl of oil per day, as compared to 7.9 million Bbl of oil, or about 21,510 Bbl of oil per day, for the year ended December 31, 2017, and (ii) a higher weighted average oil price realized for the year ended December 31, 2018 of $57.04 per Bbl, as compared to $49.28 per Bbl realized for the year ended December 31, 2017. This increased oil production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin. Our natural gas revenues increased by $23.3 million, or 16%, to $165.1 million for the year ended December 31, 2018, as compared to $141.8 million for the year ended December 31, 2017. The increase in natural gas revenues resulted from the 24% increase in our natural gas production to 47.3 Bcf for the year ended December 31, 2018, as compared to 38.2 Bcf for the year ended December 31, 2017, but was partially offset by a slightly lower weighted average natural gas price realized for the year ended December 31, 2018 of $3.49 per Mcf, as compared to $3.72 per Mcf realized for the year ended December 31, 2017. The increase in natural gas production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin.
Third-party midstream services revenues. Our third-party midstream services revenues increased $11.7 million, or 115%, to $21.9 million for the year ended December 31, 2018, as compared to $10.2 million for the year ended December 31, 2017. Third-party midstream services revenues are only those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to the significant increase in third-party salt water gathering and disposal revenues to approximately $10.5 million during the year ended December 31, 2018, as compared to approximately $2.1 million for the year ended December 31, 2017, resulting from an increase in salt water gathering and disposal at our facilities in the Rustler Breaks and Wolf asset areas in 2018. The remaining increase in our third-party midstream services revenues was primarily attributable to an increase in natural gas gathering and processing revenues to approximately $10.7 million for the year ended December 31, 2018, as compared to $7.9 million for the year ended December 31, 2017, resulting from an increase in natural gas processing at the Black River Processing Plant. An expansion of the Black River Processing Plant from a designed capacity of 60 MMcf per day to 260 MMcf per day was completed and placed into service in early 2018.
Sales of purchased natural gas. Our sales of purchased natural gas were $7.1 million for the year ended December 31, 2018. We had no sales of purchased natural gas for the year ended December 31, 2017. Sales of purchased natural gas primarily reflect those natural gas purchase transactions that we may periodically enter into with third parties whereby we process the third party’s natural gas at the Black River Processing Plant and then purchase, and subsequently sell, the residue gas and NGLs to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our consolidated statement of operations.
Lease bonus - mineral acreage. Our lease bonus - mineral acreage revenues were $2.5 million for the year ended December 31, 2018. We had no lease bonus revenues in 2017. Lease bonus - mineral acreage revenues reflect the payments we receive to enter into or extend leases to third-party lessees to develop the oil and natural gas attributable to certain of our mineral interests.
Realized gain (loss) on derivatives. Our realized net gain on derivatives was $2.3 million for the year ended December 31, 2018, as compared to a net loss of approximately $4.3 million for the year ended December 31, 2017. We realized a net gain of $29.5 million from our oil basis swap contracts for the year ended December 31, 2018, resulting from oil basis prices that were lower than the swap prices on certain of our oil basis swap contracts. This net gain was significantly offset by net losses of $25.7 million and $1.4 million from our oil and natural gas costless collar contracts, respectively, for the year ended December 31, 2018, resulting from oil and natural gas prices that were above the short call/ceiling prices of certain of our oil and natural gas costless collar contracts. We realized a net loss of $3.7 million and $0.6 million from our oil and natural gas derivative contracts, respectively, for the year ended December 31, 2017, resulting from oil and natural gas prices that were above the ceiling prices of certain of our oil and natural gas costless collar contracts. We realized an average gain on our oil derivatives of approximately $0.34 per Bbl of oil produced during the year ended December 31, 2018, as compared to an average loss of $0.47 per Bbl of oil produced during the year ended December 31, 2017. Our total oil volumes hedged for the year ended December 31, 2018 represented 49% of our total oil production, as compared to 59% of our total oil production for the year ended December 31, 2017. We realized an average loss on our natural gas and NGL derivatives of approximately $0.03 per Mcf produced during the year ended December 31, 2018, as compared to an average loss of approximately $0.02 per Mcf produced for the year ended December 31, 2017. Our total natural gas volumes hedged for the year ended December 31, 2018 represented 36% of our total natural gas production, as compared to 63% of our total natural gas production for the year ended December 31, 2017.
Unrealized gain (loss) on derivatives. Our unrealized gain on derivatives was approximately $65.1 million for the year ended December 31, 2018, as compared to an unrealized gain of $9.7 million for the year ended December 31, 2017. During the year ended December 31, 2018, the aggregate net fair value of our open oil and natural gas derivatives and oil basis swap contracts increased from a net liability of approximately $15.2 million to a net asset of approximately $49.8 million, resulting in an unrealized gain on derivatives of approximately $65.1 million for the year ended December 31, 2018. During the year ended December 31, 2017, the aggregate net fair value of our open oil and natural gas derivative contracts increased from a net liability of approximately $25.0 million to a net liability of approximately $15.2 million, resulting in an unrealized gain on derivatives of approximately $9.7 million for the year ended December 31, 2017.

Year Ended December 31, 2017 as Compared to Year Ended December 31, 2016
Oil and natural gas revenues. Our oil and natural gas revenues increased $237.5 million, or 82%, to $528.7 million for the year ended December 31, 2017, as compared to $291.2 million for the year ended December 31, 2016. Our oil revenues increased $177.0 million, or 84%, to $386.9 million for the year ended December 31, 2017, as compared to $209.9 million for the year ended December 31, 2016. The increase in oil revenues resulted from (i) a higher weighted average oil price realized for the year ended December 31, 2017 of $49.28 per Bbl, as compared to $41.19 per Bbl realized for the year ended December 31, 2016, and (ii) the 54% increase in our oil production to 7.9 million Bbl of oil for the year ended December 31, 2017, or about 21,510 Bbl of oil per day, as compared to 5.1 million Bbl of oil, or about 13,924 Bbl of oil per day, for the year ended December 31, 2016. This increased oil production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin, but also to production from the five operated wells we completed and turned to sales in the Eagle Ford shale late in the second quarter and early in the third quarter of 2017. Our natural gas revenues increased by $60.6 million, or 75%, to $141.8 million for the year ended December 31, 2017, as compared to $81.2 million for the year ended December 31, 2016. The increase in natural gas revenues resulted from (i) a higher weighted average natural gas price realized for the year ended December 31, 2017 of $3.72 per Mcf, as compared to $2.66 per Mcf realized for the year ended December 31, 2016, and (ii) the 25% increase in our natural gas production to 38.2 Bcf for the year ended December 31, 2017, as compared to 30.5 Bcf for the year ended December 31, 2016. The increase in natural gas production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin.
Third-party midstream services revenues. Our third-party midstream services revenues increased $5.0 million, or 95%, to $10.2 million for the year ended December 31, 2017, as compared to $5.2 million for the year ended December 31, 2016. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to a significant increase in natural gas gathering and processing revenues to approximately $7.9 million for the year ended December 31, 2017, as compared to $3.6 million for the year ended December 31, 2016, due to (i) the Black River Processing Plant being placed into service in the second half of 2016 and operating for the full year in 2017 and (ii) increased natural gas production in our Rustler Breaks and Wolf asset areas. The remaining increase in our third-party midstream services revenues was primarily attributable to the increase in third-party salt water disposal revenues to approximately $2.1 million during the year ended December 31, 2017, as compared to approximately $1.6 million for the year ended December 31, 2016, primarily due to an increase in salt water gathering and disposal at our facilities in the Rustler Breaks and Wolf asset areas in 2017.
Realized (loss) gain on derivatives. Our realized net loss on derivatives was $4.3 million for the year ended December 31, 2017, as compared to a net gain of approximately $9.3 million for the year ended December 31, 2016. We realized net losses of $3.7 million and $0.6 million from our oil and natural gas costless collar contracts, respectively, for the year ended December 31, 2017, resulting from oil and natural gas prices that were above the ceiling prices of certain of our oil and natural gas costless collar contracts. We realized net gains of $5.9 million and $3.4 million from our oil and natural gas derivative contracts, respectively, for the year ended December 31, 2016, resulting from oil and natural gas prices that were below the floor prices of certain of our oil and natural gas costless collar contracts. We realized an average loss on our oil derivatives of approximately $0.47 per Bbl produced during the year ended December 31, 2017, as compared to an average gain of $1.15 per Bbl produced during the year ended December 31, 2016. Our total oil volumes hedged for the year ended December 31, 2017 represented 59% of our total oil production, as compared to 50% of our total oil production for the year ended December 31, 2016. We realized an average loss on our natural gas and NGL derivatives of approximately $0.02 per Mcf produced during the year ended December 31, 2017, as compared to an average gain of approximately $0.12 per Mcf produced for the year ended December 31, 2016. Our total natural gas volumes hedged for the year ended December 31, 2017 represented 63% of our total natural gas production, as compared to 44% of our total natural gas production for the year ended December 31, 2016.
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

Expenses
The following table summarizes our operating expenses and other income (expense) for the periods indicated.

	Year Ended December 31,
	2018	2017	2016
(In thousands, except expenses per BOE)
Expenses:
Production taxes, transportation and processing	$76,138	$58,275	$43,046
Lease operating	92,966	67,313	56,202
Plant and other midstream services operating	24,609	13,039	5,389
Purchased natural gas	6,635	—	—
Depletion, depreciation and amortization	265,142	177,502	122,048
Accretion of asset retirement obligations	1,530	1,290	1,182
Full-cost ceiling impairment	—	—	158,633
General and administrative	69,308	66,016	55,089
Total expenses	536,328	383,435	441,589
Operating income (loss)	363,271	160,841	(177,167)
Other income (expense):
Net (loss) gain on asset sales and inventory impairment	(196)	23	107,277
Interest expense	(41,327)	(34,565)	(28,199)
Prepayment premium on extinguishment of debt	(31,226)	—	—
Other income (expense)	1,551	3,551	(4)
Total other (expense) income	(71,198)	(30,991)	79,074
Income (loss) before income taxes	292,073	129,850	(98,093)
Total income tax benefit	(7,691)	(8,157)	(1,036)
Net income attributable to non-controlling interest in subsidiaries	(25,557)	(12,140)	(364)
Net income (loss) attributable to Matador Resources Company shareholders	$274,207	$125,867	$(97,421)
Expenses per BOE:
Production taxes, transportation and processing	$4.00	$4.10	$4.23
Lease operating	$4.89	$4.74	$5.52
Plant and other midstream services operating	$1.29	$0.92	$0.53
Depletion, depreciation and amortization	$13.94	$12.49	$11.99
General and administrative	$3.64	$4.65	$5.41
Year Ended December 31, 2018 as Compared to Year Ended December 31, 2017
Production taxes, transportation and processing. Our production taxes, transportation and processing expenses increased by approximately $17.9 million, or 31%, to $76.1 million for the year ended December 31, 2018, as compared to $58.3 million for the year ended December 31, 2017. The increase in production taxes, transportation and processing expenses on an absolute basis was primarily attributable to the $25.0 million increase in our production taxes to $58.0 million for the year ended December 31, 2018, as compared to $33.0 million for the year ended December 31, 2017, resulting from the $272.0 million increase in oil and natural gas revenues for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increased production taxes were partially offset by a decrease in transportation and processing expenses. Transportation and processing expenses decreased to $18.2 million for the year ended December 31, 2018, as compared to $25.3 million for the year ended December 31, 2017. On a unit-of-production basis, our production taxes, transportation and processing expenses decreased to $4.00 per BOE for the year ended December 31, 2018, as compared to $4.10 per BOE for the year ended December 31, 2017, which was attributable to the 34% increase in total oil equivalent production between the respective periods.
Lease operating expenses. Our lease operating expenses increased by $25.7 million, or 38%, to $93.0 million for the year ended December 31, 2018, as compared to $67.3 million for the year ended December 31, 2017. Our lease operating expenses on a unit-of-production basis increased 3% to $4.89 per BOE for the year ended December 31, 2018, as compared to $4.74 per BOE for the year ended December 31, 2017. The increase in lease operating expenses for the year ended December 31, 2018 was primarily attributable to an increase in the costs of services and equipment related to the increased number of wells we operated during the year ended December 31, 2018, as compared to the year ended December 31, 2017, resulting from our increased delineation and development drilling activities in the Delaware Basin.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased by $11.6 million, or 89%, to $24.6 million for the year ended December 31, 2018, as compared to $13.0 million for the year ended

December 31, 2017. This increase was primarily attributable to (i) increased expenses associated with our expanded commercial salt water disposal operations of $13.1 million for the year ended December 31, 2018, as compared to $6.8 million for the year ended December 31, 2017, (ii) increased expenses associated with the Black River Processing Plant, where a significant expansion was completed and placed into service in the first quarter of 2018, of $7.6 million for the year ended December 31, 2018, as compared to $4.6 million for the year ended December 31, 2017, and (iii) increased expenses associated with our expanded pipeline operations in the Wolf and Rustler Breaks asset areas of $3.5 million for the year ended December 31, 2018, as compared to $1.3 million for the year ended December 31, 2017.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased by $87.6 million, or 49%, to $265.1 million for the year ended December 31, 2018, as compared to $177.5 million for the year ended December 31, 2017. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 12% to $13.94 per BOE for the year ended December 31, 2018, as compared to $12.49 per BOE for the year ended December 31, 2017. The increase in both our total and unit-of-production depletion, depreciation and amortization expenses was primarily attributable to (i) higher estimated future development costs associated with proved undeveloped oil and natural gas reserves at December 31, 2018, which was partially offset by the increase in our total proved oil and natural gas reserves between the respective periods, and (ii) increased depreciation expenses associated with our expanded midstream assets of approximately $10.5 million for the year ended December 31, 2018, as compared to $5.2 million for the year ended December 31, 2017.
General and administrative. Our general and administrative expenses increased $3.3 million, or 5%, to $69.3 million for the year ended December 31, 2018, as compared to $66.0 million for the year ended December 31, 2017. The increase in our general and administrative expenses was primarily attributable to increased payroll expenses of approximately $10.7 million associated with additional employees to support our increased land, geoscience, drilling, completion, production, midstream, accounting and administration functions as a result of our continued growth. This increase was partially offset by an increase of capitalized general and administrative expenses of $6.8 million for the year ended December 31, 2018. Our general and administrative expenses decreased 22% on a unit-of-production basis to $3.64 per BOE for the year ended December 31, 2018, as compared to $4.65 per BOE for the year ended December 31, 2017, primarily attributable to the 34% increase in total oil equivalent production between the respective periods.
Interest expense. For the year ended December 31, 2018, we incurred total interest expense of approximately $50.2 million. We capitalized approximately $8.8 million of our interest expense on certain qualifying projects for the year ended December 31, 2018 and expensed the remaining $41.3 million to operations. For the year ended December 31, 2017, we incurred total interest expense of approximately $41.9 million. We capitalized $7.3 million of our interest expense on certain qualifying projects for the year ended December 31, 2017 and expensed the remaining $34.6 million to operations. The increase in total interest expense for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily attributable to an increase in our average debt outstanding. In August and September 2018, we completed a tender offer and redemption of our $575.0 million aggregate principal amount of 6.875% senior notes due 2023 (the “2023 Notes”). In August 2018, we issued $750.0 million aggregate principal amount of 5.875% notes due 2026 (the “Original 2026 Notes”), and in October 2018, we issued an additional $300.0 million aggregate principal amount of 5.875% notes due 2026 (the “Additional 2026 Notes” and, together with the Original 2026 Notes, the “2026 Notes”), increasing our total senior notes outstanding to $1.05 billion at December 31, 2018, as compared to $575.0 million at December 31, 2017.
Prepayment premium on extinguishment of debt. For the year ended December 31, 2018, we incurred a prepayment premium on extinguishment of debt of $31.2 million resulting from the tender offer to purchase for cash and subsequent redemption of all of our $575.0 million aggregate principal amount of 2023 Notes.
Total income tax (benefit) provision. We recorded a total income tax benefit of $7.7 million for the year ended December 31, 2018. Total income tax expense for the year ended December 31, 2018 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to (i) the change of approximately $80.0 million in our federal valuation allowance for the year ended December 31, 2018, including the reversal of the valuation allowance, as we now believe we will be able to use the federal net operating losses prior to expiration, (ii) the partial reversal of a state valuation allowance of approximately $2.9 million on our state deferred tax assets for the year ended December 31, 2018, as we now believe we will be able to use the state net operating losses prior to expiration, and (iii) the impact of permanent differences between book and taxable income. Our deferred tax assets exceeded our deferred tax liabilities at December 31, 2017 due to the deferred tax amounts generated by the full-cost ceiling impairment charges recorded in prior periods. We established a valuation allowance against the deferred tax assets beginning in the third quarter of 2015, and we retained a full valuation allowance at December 31, 2017, due to uncertainties regarding the future realization of our deferred tax assets. The current tax benefit of $8.2 million for the year ended December 31, 2017 was primarily the result of the Tax Cuts and Jobs Act, under which corporate alternative minimum taxes were repealed.

Year Ended December 31, 2017 as Compared to Year Ended December 31, 2016
Production taxes, transportation and processing. Our production taxes, transportation and processing expenses increased by approximately $15.2 million, or 35%, to $58.3 million for the year ended December 31, 2017, as compared to $43.0 million for the year ended December 31, 2016. The increase in production taxes, transportation and processing expenses on an absolute basis was primarily attributable to the $16.4 million increase in our production taxes to $33.0 million for the year ended December 31, 2017, as compared to $16.6 million for the year ended December 31, 2016, primarily due to the $237.5 million increase in oil and natural gas revenues for the year ended December 31, 2017, as compared to the year ended December 31, 2016. In addition, the production tax rates in New Mexico are higher than production tax rates in Texas. As more of our oil and natural gas production becomes attributable to New Mexico, we expect our production tax expenses to increase. The increased production taxes were partially offset by a decrease in transportation and processing expenses. Transportation and processing expenses decreased to $25.3 million for the year ended December 31, 2017, as compared to transportation and processing expenses of $26.5 million for the year ended December 31, 2016. This decrease of $1.2 million was primarily due to the start-up in late August 2016 of the Black River Processing Plant, which processes most of the natural gas produced in our Rustler Breaks asset area in Eddy County, New Mexico, and which was operational for the full year in 2017. On a unit-of-production basis, our production taxes, transportation and processing expenses decreased to $4.10 per BOE for the year ended December 31, 2017, as compared to $4.23 per BOE for the year ended December 31, 2016, due not only to the decreased transportation and processing charges attributable to the start-up of the Black River Processing Plant, but also to the 40% increase in total oil equivalent production during the year ended December 31, 2017, as compared to the year ended December 31, 2016.
Lease operating expenses. Our lease operating expenses increased by $11.1 million, or 20%, to $67.3 million for the year ended December 31, 2017, as compared to $56.2 million for the year ended December 31, 2016. The increase in lease operating expenses on an absolute basis for the year ended December 31, 2017 was primarily attributable to an increase in the costs of services and equipment related to the increased number of wells we operated during the year ended December 31, 2017, as compared to the year ended December 31, 2016, resulting from our increased delineation and development drilling activities in the Delaware Basin. Our lease operating expenses on a unit-of-production basis decreased 14% to $4.74 per BOE for the year ended December 31, 2017, as compared to $5.52 per BOE for the year ended December 31, 2016. The decrease in lease operating expenses on a unit-of-production basis for the year ended December 31, 2017 was attributable to (i) increased efficiencies as more salt water was gathered by pipeline to San Mateo’s disposal facilities in the Delaware Basin, (ii) decreased workover expenses, (iii) decreased salt water disposal and chemical costs associated with our Eagle Ford operations and (iv) a 40% increase in total oil equivalent production in 2017, as compared to 2016.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased by $7.7 million, or 142%, to $13.0 million for the year ended December 31, 2017, as compared to $5.4 million for the year ended December 31, 2016. This increase was primarily attributable to (i) increased expenses associated with our expanded commercial salt water disposal operations of $6.8 million for the year ended December 31, 2017, as compared to $3.6 million for the year ended December 31, 2016, and (ii) increased expenses associated with the Black River Processing Plant, which began operating in August 2016, of $4.6 million for the year ended December 31, 2017, as compared to $0.7 million for the year ended December 31, 2016.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased by $55.5 million, or 45%, to $177.5 million for the year ended December 31, 2017, as compared to $122.0 million for the year ended December 31, 2016. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 4% to $12.49 per BOE for the year ended December 31, 2017, as compared to $11.99 per BOE for the year ended December 31, 2016. The increase in both our total depletion, depreciation and amortization and unit-of-production depletion, depreciation and amortization expenses was primarily attributable to (i) increased depreciation expenses of approximately $5.2 million for the year ended December 31, 2017, as compared to $2.7 million for the year ended December 31, 2016, associated with our new midstream assets placed into service in 2017 and (ii) higher estimated future development costs associated with proved undeveloped oil and natural gas reserves at December 31, 2017, both of which were offset by the increase in our total proved oil and natural gas reserves between the respective periods.
Full-cost ceiling impairment. We recorded no impairment charge to the net capitalized costs of our oil and natural gas properties for the year ended December 31, 2017. We recorded an impairment charge of $158.6 million to the net capitalized costs of our oil and natural gas properties for the year ended December 31, 2016.
General and administrative. Our general and administrative expenses increased $10.9 million, or 20%, to $66.0 million for the year ended December 31, 2017, as compared to $55.1 million for the year ended December 31, 2016. The increase in our general and administrative expenses was primarily attributable to increased payroll expenses of approximately $10.4 million associated with additional employees joining the Company to support our increased land, geoscience, drilling, completion, production, midstream, accounting and administration functions as a result of the continued growth of the

Company and to the $4.3 million increase in non-cash stock-based compensation expense to $16.7 million for the year ended December 31, 2017, as compared to $12.4 million for the year ended December 31, 2016. The increase in our non-cash stock-based compensation was attributable to the increased expense related to the vesting of awards granted from 2013 through 2017 and the granting of new awards during 2017, as well as a change in the vesting schedule applicable to equity awards granted to our board of directors resulting in a $1.5 million one-time stock-based compensation expense. Our general and administrative expenses decreased 14% on a unit-of-production basis to $4.65 per BOE for the year ended December 31, 2017, as compared to $5.41 per BOE for the year ended December 31, 2016, primarily due to the 40% increase in total oil equivalent production between the respective periods.
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
Interest expense. For the year ended December 31, 2017, we incurred total interest expense of approximately $41.9 million. We capitalized approximately $7.3 million of our interest expense on certain qualifying projects for the year ended December 31, 2017 and expensed the remaining $34.6 million to operations. For the year ended December 31, 2016, we incurred total interest expense of approximately $31.9 million. We capitalized $3.7 million of our interest expense on certain qualifying projects for the year ended December 31, 2016 and expensed the remaining $28.2 million to operations. The increase in total interest expense for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was primarily attributable to an increase in our average debt outstanding. In December 2016, we issued an additional $175.0 million of 2023 Notes, increasing our total senior notes outstanding to $575.0 million from $400.0 million. As a result, we incurred interest on the entire $575.0 million in senior notes outstanding during the year ended December 31, 2017, as compared to the year ended December 31, 2016, when the $575.0 million of senior notes were outstanding for only a portion of December 2016.
Total income tax (benefit) provision. Our deferred tax assets exceeded our deferred tax liabilities at December 31, 2017 due to the deferred tax amounts generated by the full-cost ceiling impairment charges recorded in prior periods. We established a valuation allowance against the deferred tax assets beginning in the third quarter of 2015, and we retained a full valuation allowance at December 31, 2017 due to uncertainties regarding the future realization of our deferred tax assets. The current tax benefit of $8.2 million for the year ended December 31, 2017 was primarily the result of the Tax Cuts and Jobs Act, under which corporate alternative minimum taxes were repealed. As a result, corporate alternative minimum tax carryforwards will be refunded. The total income tax expense for the years ended December 31, 2017 and 2016 differed from amounts computed by applying the U.S. federal statutory tax rate to the pre-tax income or loss, respectively, due primarily to recording a valuation allowance against the net deferred tax asset position as a result of the full-cost ceiling impairments recorded for the years ended December 31, 2016 and 2015.
Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue to be during 2019 and for the foreseeable future, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. Excluding any possible significant acquisitions, we expect to fund our capital expenditure requirements through 2019 through a combination of cash on hand, operating cash flows, performance incentives in connection with the formation of San Mateo that were earned in the first quarter of 2019, borrowings under our Credit Agreement (assuming availability under our borrowing base) and borrowings under the San Mateo Credit Facility. In addition, in 2019, we expect Five Point to provide a portion of the $50 million capital carry in connection with the formation of San Mateo II. We continually evaluate other capital sources, including borrowings under additional credit arrangements, the sale or joint venture of midstream assets or oil and natural gas producing assets or leasehold interests, particularly in our non-core asset areas, the sale or joint venture of oil and natural gas mineral interests, as well as potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital and to generate operating cash flows.
At December 31, 2018, we had cash totaling approximately $64.5 million and restricted cash totaling approximately $19.4 million, most of which was associated with San Mateo. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries.
On May 17, 2018, we completed a public offering of 7,000,000 shares of our common stock, receiving net proceeds of approximately $226.4 million after deducting offering costs totaling approximately $0.2 million. The proceeds from this offering were used to acquire additional leasehold and mineral acres in the Delaware Basin, to fund certain midstream initiatives in the Delaware Basin and for general corporate purposes, including to fund a portion of our capital expenditures.

Pending such uses, we used a portion of the proceeds from the offering to repay the $45.0 million in borrowings then outstanding under our Credit Agreement.
As of December 31, 2017, we had $575.0 million of outstanding 2023 Notes with a coupon rate of 6.875%. On August 21, 2018, we issued $750.0 million of Original 2026 Notes with a coupon rate of 5.875% in a private placement. The Original 2026 Notes were issued at par value, and we received net proceeds of approximately $740.0 million, after deducting the initial purchasers’ discounts and estimated offering expenses. In conjunction with the offering of the Original 2026 Notes (the “2026 Notes Offering”), in August and September 2018, respectively, we completed a tender offer and redemption of all of the 2023 Notes (the “2023 Notes Tender Offer and Redemption”). We used a portion of the net proceeds from the 2026 Notes Offering to fund the 2023 Notes Tender Offer and Redemption.
In September 2018, we announced the BLM Acquisition, pursuant to which we acquired 8,400 gross and net leasehold acres in Lea and Eddy Counties, New Mexico for approximately $387 million, or a weighted average cost of approximately $46,000 per net acre. We financed the BLM Acquisition using cash on hand and borrowings under the Credit Agreement.
On October 4, 2018, we issued $300.0 million of Additional 2026 Notes with a coupon rate of 5.875%. The Additional 2026 Notes were issued pursuant to, and are governed by, the same indenture governing the Original 2026 Notes. The Additional 2026 Notes were issued at 100.5% of par, plus accrued interest from August 21, 2018. We received net proceeds from this offering of approximately $297.3 million, including the issue premium, but after deducting the initial purchasers’ discounts and estimated offering expenses and excluding accrued interest from August 21, 2018 paid by the initial purchasers of the Additional 2026 Notes. The proceeds from this offering were used to repay a portion of the $325.0 million in outstanding borrowings under the Credit Agreement, which were incurred in connection with the BLM Acquisition. In December 2018, pursuant to a registered exchange offer, we exchanged substantially all of the 2026 Notes for a like principal amount of 5.875% senior notes due 2026 that have been registered under the Securities Act (the “Notes”). The terms of the Notes are substantially the same as the terms of the 2026 Notes except that the transfer restrictions, registration rights and provisions for additional interest relating to the 2026 Notes do not apply to the Notes. The Notes will mature September 15, 2026, and interest is payable on the Notes semi-annually in arrears on each March 15 and September 15.
In October 2018, the lenders under our Credit Agreement completed their review of our proved oil and natural gas reserves at June 30, 2018. In connection with such review, we amended the Credit Agreement to, among other items, increase the maximum facility amount to $1.5 billion, increase the borrowing base to $850.0 million, increase the elected borrowing commitment to $500.0 million, extend the maturity to October 31, 2023, reduce borrowing rates by 0.25% per annum and set the maximum leverage ratio at 4.00 to 1.00. This October 2018 redetermination constituted the regularly scheduled November 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected borrowing commitment.
In December 2018, San Mateo entered into the San Mateo Credit Facility, a $250.0 million credit facility led by The Bank of Nova Scotia, as administrative agent and including all lenders in the Credit Agreement. The San Mateo Credit Facility, which matures December 19, 2023, includes an accordion feature, which could expand lender commitments to up to $400.0 million. The San Mateo Credit Facility is guaranteed by San Mateo’s subsidiaries, secured by substantially all of San Mateo’s assets, including real property, and is non-recourse to Matador and its other subsidiaries.
At December 31, 2018, we had (i) $1.05 billion of outstanding Notes, (ii) $40.0 million in borrowings outstanding under the Credit Agreement and (iii) approximately $3.0 million in outstanding letters of credit issued pursuant to the Credit Agreement, and San Mateo had $220.0 million in borrowings outstanding under the San Mateo Credit Facility. At February 26, 2019, we had (x) $1.05 billion of outstanding Notes, (y) $80.0 million in borrowings outstanding under the Credit Agreement and (z) approximately $13.7 million in outstanding letters of credit issued pursuant to the Credit Agreement, and San Mateo had $220.0 million in borrowings outstanding and approximately $16.2 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility.
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures in 2019. We plan to operate six contracted drilling rigs drilling primarily oil and natural gas wells in the Delaware Basin throughout most of 2019. Our 2019 estimated capital expenditure budget consists of $640 to $680 million for D/C/E capital expenditures and $55 to $75 million for midstream capital expenditures, which primarily reflects our proportionate share of San Mateo and San Mateo II’s estimated combined 2019 capital expenditures of $180 to $220 million and also accounts for portions of the $50 million capital carry that Five Point is expected to provide to us in conjunction with the formation of San Mateo II. Substantially all of our 2019 estimated capital expenditures will be allocated to the further delineation and development of our leasehold position, to the continued construction of midstream assets and to our participation in certain non-operated well opportunities in the Delaware Basin, with the exception of amounts incurred in 2019 to conclude our South Texas drilling program and amounts allocated to limited operations in our South Texas and Haynesville shale positions to maintain and extend leases and to participate in certain non-operated well opportunities. Our 2019 Delaware Basin drilling program is expected to focus on the continued development of the Rustler Breaks and Wolf asset areas and the further delineation and development of the Antelope Ridge, Jackson Trust, Ranger/Arrowhead and Twin Lakes asset areas as well as the federal leasehold acreage in the western portion of the Antelope Ridge asset area acquired in the BLM Acquisition. We have continued to build significant optionality into our drilling program. Three of our rigs operate on longer-term contracts with remaining average terms of approximately 12 months. The other three rigs are on short-term contracts with remaining obligations of six months or less. This affords us the ability to modify our drilling program as we may deem necessary based on changing commodity prices and other factors.
To further narrow any potential difference between our 2019 capital expenditures and operating cash flows, we may divest portions of our non-core assets, particularly in the Haynesville shale and in parts of our South Texas positions, as well as to consider monetizing other assets, such as certain mineral, royalty and non-core midstream interests, as value-creating opportunities arise. In addition, we intend to continue evaluating the opportunistic acquisition of acreage and mineral interests, principally in the Delaware Basin, during 2019. These monetizations, divestitures and expenditures are opportunity-specific, and purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these 2019 monetizations, divestitures and capital expenditures with any degree of certainty; therefore, we have not provided estimated proceeds related to monetizations or divestitures or estimated capital expenditures related to acreage and mineral acquisitions for 2019.
Our 2019 capital expenditures may be adjusted as business conditions warrant and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated or non-operated wells, our drilling results, the actual costs and scope of our midstream activities, the ability of our joint venture partners to meet their capital obligations, other opportunities that may become available to us and our ability to obtain capital. When oil or natural gas prices decline, or costs increase significantly, we have the flexibility to defer a significant portion of our capital expenditures until later periods to conserve cash or to focus on projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling, completion and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in our exploration and development activities, contractual obligations, drilling plans for properties we do not operate and other factors both within and outside our control.
Exploration and development activities are subject to a number of risks and uncertainties, which could cause these activities to be less successful than we anticipate. A significant portion of our anticipated cash flows from operations for 2019 is expected to come from producing wells and development activities on currently proved properties in the Wolfcamp and Bone Spring plays in the Delaware Basin, the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana. Our existing wells may not produce at the levels we are forecasting and our exploration and development activities in these areas may not be as successful as we anticipate. Additionally, our anticipated cash flows from operations are based upon current expectations of oil and natural gas prices for 2019 and the hedges we currently have in place. We use commodity derivative financial instruments at times to mitigate our exposure to fluctuations in oil, natural gas and NGL prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices. See Note 11 to the consolidated financial statements in this Annual Report for a summary of our open derivative financial instruments at December 31, 2018. See “Risk Factors — Our Exploration, Development, Exploitation and Midstream Projects Require Substantial Capital Expenditures That May Exceed Our Cash Flows from Operations and Potential Borrowings, and We May Be Unable to Obtain Needed Capital on Satisfactory Terms, Which Could Adversely Affect Our Future Growth,” “Risk Factors — Drilling for and Producing Oil and Natural Gas Are Highly Speculative and Involve a High Degree of Operational and Financial Risk, with Many Uncertainties That Could Adversely Affect Our Business” and “Risk Factors — Our Identified Drilling Locations Are Scheduled over Several Years, Making Them Susceptible to Uncertainties That Could Materially Alter the Occurrence or Timing of Their Drilling.”

Our cash flows for the years ended December 31, 2018, 2017 and 2016 are presented below.

	Year Ended December 31,
	2018	2017	2016
(In thousands)
Net cash provided by operating activities	$608,523	$299,125	$134,086
Net cash used in investing activities	(1,515,253)	(819,284)	(448,739)
Net cash provided by financing activities	888,232	408,499	467,706
Net change in cash	$(18,498)	$(111,660)	$153,053
Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased by $309.4 million to $608.5 million for the year ended December 31, 2018, as compared to net cash provided by operating activities of $299.1 million for the year ended December 31, 2017. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased to $544.1 million for the year ended December 31, 2018 from $324.2 million for the year ended December 31, 2017. This increase was primarily attributable to higher oil and natural gas production and higher oil prices realized during the year ended December 31, 2018, as compared to the year ended December 31, 2017. Changes in our operating assets and liabilities between December 31, 2017 and December 31, 2018 also resulted in a net increase of approximately $89.5 million in net cash provided by operating activities for the year ended December 31, 2018, as compared to the year ended December 31, 2017.
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
Cash Flows Used in Investing Activities
Net cash used in investing activities increased by $696.0 million to $1.52 billion for the year ended December 31, 2018 from $819.3 million for the year ended December 31, 2017. This increase in net cash used in investing activities was primarily attributable to (i) an increase of $658.4 million in oil and natural gas properties capital expenditures for the year ended December 31, 2018, as compared to the year ended December 31, 2017, and (ii) an increase of approximately $45.0 million in expenditures for midstream and other property and equipment, which included the construction and installation of an expansion of the Black River Processing Plant and associated infrastructure, additional salt water disposal wells and additional pipeline infrastructure. These increases were partially offset by an increase of $7.4 million in proceeds from the sale of other assets. Cash used for oil and natural gas properties capital expenditures for the year ended December 31, 2018 was primarily attributable to our operated and non-operated drilling and completion activities in the Delaware Basin, as well as the acquisition of additional leasehold acreage and mineral interests in the Delaware Basin, including, in particular, the BLM Acquisition.
Net cash used in investing activities increased by $370.5 million to $819.3 million for the year ended December 31, 2017 from $448.7 million for the year ended December 31, 2016. This increase in net cash used in investing activities was primarily attributable to (i) an increase of $320.4 million in oil and natural gas properties capital expenditures for the year ended December 31, 2017, as compared to the year ended December 31, 2016, and (ii) an increase of approximately $46.0 million in expenditures for midstream and other property and equipment, which includes the construction and installation of an expansion of the Black River Processing Plant, additional salt water disposal wells and new pipeline infrastructure. Cash used for oil and natural gas properties capital expenditures for the year ended December 31, 2017 was primarily attributable to our operated and non-operated drilling and completion activities in the Delaware Basin, as well as the acquisition of additional leasehold acreage and mineral interests in the Delaware Basin.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $888.2 million for the year ended December 31, 2018, as compared to net cash provided by financing activities of $408.5 million for the year ended December 31, 2017. The net cash provided by financing activities for the year ended December 31, 2018 was primarily attributable to the total proceeds from the issuance of the Notes of $1.05 billion, borrowings under our Credit Agreement of $410.0 million, borrowings under the San Mateo Credit Facility of $220.0 million, proceeds from our May 2018 equity offering of $226.6 million, contributions from non-controlling interest owners of the less-than-wholly-owned subsidiaries of $85.8 million, contributions related to the formation of San Mateo of $14.7 million and proceeds from stock options exercised of $0.8 million. These cash inflows were partially offset by (i) costs related to the 2023 Notes Tender Offer and Redemption of $605.8 million, (ii) repayment of borrowings under our Credit Agreement of $370.0 million, (iii) distributions to non-controlling interest owners of the less-than-wholly-owned subsidiaries of $121.5 million, (iv) costs to issue equity and the 2026 Notes of $14.3 million, (v) costs to enter into or amend credit facilities of $3.1 million and (vi) $6.5 million in taxes paid related to net share settlement of stock-based compensation.
Net cash provided by financing activities was $408.5 million for the year ended December 31, 2017, as compared to net cash provided by financing activities of $467.7 million for the year ended December 31, 2016. The net cash provided by financing activities for the year ended December 31, 2017 was primarily attributable to the total proceeds from our October 2017 equity offering of $208.7 million, contributions related to the formation of San Mateo of $171.5 million and contributions from non-controlling interest owners of less-than-wholly subsidiaries of $44.1 million, offset by distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries of $10.0 million, $5.8 million in taxes paid related to net share settlement of stock-based compensation and the purchase of the non-controlling interest in a less-than-wholly-owned subsidiary of $2.7 million.
Net cash provided by financing activities was $467.7 million for the year ended December 31, 2016, as compared to net cash provided by financing activities of $224.9 million for the year ended December 31, 2015. The net cash provided by financing activities for the year ended December 31, 2016 was primarily attributable to the total proceeds of the 2016 equity offerings of $288.5 million, the total proceeds of the December 2016 notes offering of $184.6 million and borrowings under our Credit Agreement of $120.0 million, offset by the costs of the 2016 equity offerings of $0.8 million, the costs of the December 2016 notes offering of $2.7 million, the repayment of $120.0 million in borrowings under our Credit Agreement in December 2016 and $1.9 million in taxes paid related to net share settlement of stock-based compensation.
See Note 6 to the consolidated financial statements in this Annual Report for a summary of our debt, including our Credit Agreement, the San Mateo Credit Facility and the senior notes.
Off-Balance Sheet Arrangements
 From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2018, the material off-balance sheet arrangements and transactions that we have entered into include (i) operating lease agreements, (ii) non-operated drilling commitments, (iii) termination obligations under drilling rig contracts, (iv) firm transportation, gathering, processing and disposal commitments and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating and transportation commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, we have no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 13 to the consolidated financial statements in this Annual Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.

Obligations and Commitments
We had the following material contractual obligations and commitments at December 31, 2018.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(In thousands)
Contractual Obligations:
Revolving credit borrowings, including letters of credit (1)	$262,991	$—	$—	$262,991	$—
Senior unsecured notes (2)	1,050,000	—	—	—	1,050,000
Office leases	28,953	3,091	7,791	8,150	9,921
Non-operated drilling commitments (3)	24,320	24,320	—	—	—
Drilling rig contracts (4)	28,381	28,381	—	—	—
Asset retirement obligations	31,086	1,350	914	2,094	26,728
Natural gas transportation, gathering and processing agreements with non-affiliates (5)	420,149	18,936	85,944	85,944	229,325
Gathering, processing and disposal agreements with San Mateo (6)	221,101	800	69,994	75,102	75,205
Natural gas construction contracts (7)	3,635	3,635	—	—	—
Total contractual cash obligations	$2,070,616	$80,513	$164,643	$434,281	$1,391,179
__________________

(1)
At December 31, 2018, we had $40.0 million of borrowings outstanding under the Credit Agreement and approximately $3.0 million in outstanding letters of credit issued pursuant to the Credit Agreement. The Credit Agreement matures in October 2023. We also had $220.0 million of borrowings outstanding under the San Mateo Credit Facility. The San Mateo Credit Facility matures in December 2023. The amounts included in the table above represent principal maturities only. Assuming the amounts outstanding and interest rates of 3.68% and 4.01%, respectively, at December 31, 2018, the interest expense is expected to be approximately $1.5 million and $8.8 million each year until maturity.

(2)
The amounts included in the table above represent principal maturities only. Interest expense on the $1.05 billion of Notes that were outstanding as of December 31, 2018 is expected to be approximately $61.7 million each year until maturity.

(3)
At December 31, 2018, we had outstanding commitments to participate in the drilling and completion of various non-operated wells. Our working interests in these wells are typically small, and certain of these wells were in progress at December 31, 2018. If all of these wells are drilled and completed, we will have minimum outstanding aggregate commitments for our participation in these wells of approximately $24.3 million at December 31, 2018, which we expect to incur within the next year.

(4)
We do not own or operate our own drilling rigs, but instead we enter into contracts with third parties for such drilling rigs. See Note 13 to the consolidated financial statements in this Annual Report for more information regarding these contractual commitments.

(5)
In late 2015, we entered into a 15-year fixed-fee natural gas gathering and processing agreement for a significant portion of our operated natural gas production in Loving County, Texas. In late 2017, we entered into an 18-year fixed-fee natural gas transportation agreement where we committed to deliver a portion of the residue gas production at the tailgate of the Black River Processing Plant to transport through the counterparty’s pipeline in Eddy County, New Mexico. In late 2017, we also entered into a fixed-fee NGL transportation and fractionation agreement whereby we committed to deliver our NGL production at the tailgate of the Black River Processing Plant. We have committed to deliver a minimum amount of NGLs to the counterparty upon construction and completion of a pipeline expansion and a fractionation facility by the counterparty, which is currently expected to be completed in 2020. We have no rights to compel the counterparty to construct this pipeline extension or fractionation facility. If the counterparty does not construct the pipeline extension and fractionation facility, then we do not have any minimum volume commitments under the agreement. If the counterparty constructs the pipeline extension and fractionation facility on or prior to February 28, 2021, then we will have a commitment to deliver a minimum amount of NGLs for seven years following the completion of the pipeline extension and fractionation facility. If we do not meet our NGL volume commitment in any quarter during the seven-year commitment period, we will be required to pay a deficiency fee per gallon of NGL deficiency. The amounts in the table assume that the seven-year period containing minimum NGL volume commitments begins in 2020. In the second quarter of 2018, we entered into a 16-year, fixed-fee natural gas transportation agreement that begins on October 1, 2019, whereby we committed to deliver a portion of the residue gas production at the tailgate of the Black River Processing Plant to transport through the counterparty’s pipeline. Additionally, in the second quarter of 2018, we entered into a short-term natural gas transportation agreement whereby we committed to deliver a portion of the residue gas production at the tailgate of the Black River Processing Plant to transport through the counterparty’s pipeline. Lastly, in the second quarter of 2018, we entered into a 10-year, fixed-fee natural gas sales agreement whereby we committed to deliver residue gas through the counterparty’s pipeline to the Texas Gulf Coast beginning on the in-service date for such pipeline, which is expected to be operational in late 2019. See Note 13 to the consolidated financial statements in this Annual Report for more information regarding these contractual commitments.

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
In 2018, oil prices generally improved from the lower prices we experienced in 2016 and 2017, although oil prices in 2018 remained significantly below their most recent highs in 2014. For the year ended December 31, 2018, oil prices averaged $64.89 per Bbl, based upon the NYMEX West Texas Intermediate oil futures contract price for the earliest delivery date. During 2018, oil prices began the year at $60.42 per Bbl and increased steadily, reaching a high of $76.41 per Bbl in early October. During the fourth quarter of 2018, however, oil prices declined more than 40% from the high in early October to a low of $42.53 per Bbl in late December.
We realized a weighted average oil price of $57.04 per Bbl ($57.38 per Bbl including realized gains for oil derivatives) for our oil production for the year ended December 31, 2018, as compared to $49.28 per Bbl ($48.81 per Bbl including realized losses from oil derivatives) for the year ended December 31, 2017. At February 26, 2019, the NYMEX West Texas Intermediate oil futures contract price for the earliest delivery date had improved from year-end 2018, closing at $55.50 per Bbl, and was lower compared to $63.91 per Bbl on February 26, 2018.
Natural gas prices traded in a fairly narrow range during much of 2018, before both rising and falling sharply during the fourth quarter of 2018. For the year ended December 31, 2018, natural gas prices averaged $3.07 per MMBtu, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. During 2018, natural gas prices began the year at $2.95 per MMBtu and reached a high of $4.84 per MMBtu in mid-November, before declining to $2.94 per MMBtu in late December.
We realized a weighted average natural gas price of $3.49 per Mcf ($3.46 per Mcf included realized losses from natural gas derivatives) for our natural gas production for the year ended December 31, 2018, as compared to $3.72 per Mcf ($3.70 per Mcf including realized losses from natural gas and NGL derivatives) for the year ended December 31, 2017. At February 26, 2019, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had declined slightly from year-end 2018, closing at $2.86 per MMBtu, and was slightly higher as compared to $2.64 per MMBtu at February 26, 2018.
The prices we receive for oil, natural gas and NGLs heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital and future rate of growth. Oil, natural gas and NGL prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil, natural gas and NGLs have been volatile and these markets will likely continue to be volatile in the future. Declines in oil, natural gas or NGL prices not only reduce our revenues, but could also reduce the amount of oil, natural gas and NGLs we can produce economically, and, as a result, could have an adverse effect on our financial condition, results of operations, cash flows and reserves. We are uncertain if oil and natural gas prices may rise from their current levels, and in fact, oil and natural gas prices may decrease in future periods. See “Risk Factors — Our Success Is Dependent on the Prices of Oil and Natural Gas. Low Oil and Natural Gas Prices and the Continued Volatility in These Prices May Adversely Affect Our Financial Condition and Our Ability to Meet Our Capital Expenditure Requirements and Financial Obligations.”
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
In addition, the prices we receive for oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the NYMEX West Texas Intermediate oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At December 31, 2018, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and most of our natural gas production from the Delaware Basin was sold based on prices established at the Waha Hub in far West Texas. During the second quarter of 2018, the price differentials for oil sold in Midland and natural gas sold at the Waha Hub compared to the benchmark prices for oil and natural gas, respectively, began to widen significantly and continued to widen throughout much of the year. These widening basis differentials negatively impacted our oil and natural gas revenues throughout the second, third and fourth quarters of 2018.
During 2018, the Midland-Cushing (Oklahoma) oil price differential increased substantially from essentially no difference in the first quarter to as much as $16.00 per Bbl in late September, although since then, it has improved. The Midland-Cushing (Oklahoma) oil price differential narrowed to about $5.00 per Bbl at the beginning of 2019 and is anticipated to narrow further during 2019, although it is possible that this differential could widen again at certain times during 2019. Similarly, the natural gas price differential increased significantly throughout 2018 from about $0.50 per MMBtu at the beginning of the year to between $1.00 and $2.00 per MMBtu for most of 2018, but reaching highs of greater than $4.00 per MMBtu for a brief period near the end of the year. The natural gas price differential narrowed to between $1.00 and $2.00 per MMBtu at the beginning of 2019 and is anticipated to remain in this range for much of 2019, although it is possible that this differential could widen again at certain times during 2019.
We anticipate that these wider oil and natural gas price differentials could persist throughout much of 2019 or longer until additional oil and natural gas pipeline capacity from West Texas to the Texas Gulf Coast and other end markets is completed. We can provide no assurances as to how long these wider differentials may persist, and as noted above, these price differentials could widen further in future periods. In addition, we have no derivative contracts in place to mitigate our exposure to these oil and natural gas price differentials during 2019 and have limited oil basis hedges in place for 2020.
These widening basis differentials are largely attributable to industry concerns regarding the near-term sufficiency of pipeline takeaway capacity for oil, natural gas and NGL production in the Delaware Basin. At February 26, 2019, we had not experienced material pipeline-related interruptions to our oil, natural gas or NGL production. During the third quarter of 2018, shortages of NGL fractionation capacity were experienced by certain operators in the Delaware Basin and elsewhere. We did not experience such problems in the third quarter of 2018 and have not experienced such problems since then. Although we do not expect to encounter fractionation capacity problems going forward, we can provide no assurances that such problems will not arise. If we do experience any interruptions with takeaway capacity or NGL fractionation, our oil and natural gas revenues, business, financial condition, results of operations and cash flows could be adversely affected.
Coinciding with the improvements in oil prices during the first three quarters of 2018, we experienced price increases from our service providers for some of the products and services we use in our drilling, completion and production operations. If oil and natural gas prices remain at their current levels for a longer period of time or should they increase further, we would anticipate receiving additional price increases for drilling, completion and production products and services, although we can provide no assurances as to the eventual magnitude of these increases. In addition, we attempt to avoid long-term service agreements where possible in order to minimize ongoing future commitments.
Our oil and natural gas exploration, development, production, midstream and related operations are subject to extensive federal, state and local laws, rules and regulations. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these laws, rules and regulations are frequently amended or reinterpreted and new laws, rules and regulations are proposed or promulgated, we are unable to predict the future cost or impact of complying with the laws, rules and regulations to which we are, or will become, subject. For example, in early 2019, separate bills were introduced in the New Mexico Senate proposing to add a surtax on natural gas processors and proposing to place a moratorium on hydraulic fracturing. New Mexico’s governor also signed an executive order requiring a regulatory framework to ensure reductions of methane emissions. Such laws, rules and regulations, if enacted, could have an adverse impact on our business, financial condition, results of operations and cash flows.
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

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses during each reporting period. We believe that our estimates and assumptions are reasonable and reliable, and believe that the actual results will not differ significantly from those reported; however, such estimates and assumptions are subject to a number of risks and uncertainties, and such risks and uncertainties could cause the actual results to differ materially from our estimates. We consider the following to be our most critical accounting policies and estimates involving significant judgment or estimates by our management. See Note 2 to the consolidated financial statements in this Annual Report for further details on our accounting policies at December 31, 2018.
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
Ceiling Test
The net capitalized costs of oil and natural gas properties are limited to the lower of unamortized costs less related deferred income taxes or the cost center “ceiling.” The cost center ceiling is defined as the sum of:
(a) the present value, discounted at 10%, of future net revenues of proved oil and natural gas reserves, reduced by the estimated costs of developing these reserves, plus
(b) unproved and unevaluated property costs not being amortized, plus
(c) the lower of cost or estimated fair value of unproved and unevaluated properties included in the costs being amortized, if any, less
(d) any income tax effects related to the properties involved.
Any excess of our net capitalized costs above the cost center ceiling as described above is charged to operations as a full-cost ceiling impairment. The fair value of our derivative instruments is not included in the ceiling test computation as we do not designate these instruments as hedge instruments for accounting purposes.
The estimated present value of after-tax future net cash flows from proved oil and natural gas reserves is highly dependent upon the quantities of proved reserves, the estimation of which requires substantial judgment. The associated commodity prices and the applicable discount rate used in these estimates are in accordance with guidelines established by the SEC. Under these guidelines, oil and natural gas reserves are estimated using then-current operating and economic conditions, with no provision for price and cost escalations in future periods except by contractual arrangements. Future net revenues are calculated using prices that represent the arithmetic averages of the first-day-of-the-month oil and natural gas prices for the previous 12-month period, and a 10% discount factor is used to determine the present value of future net revenues.
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

Derivative Financial Instruments
From time to time, we use derivative financial instruments to mitigate our exposure to commodity price risk associated with oil, natural gas and NGL prices. These instruments typically consist of put and call options in the form of costless (or zero-cost) collars and swap contracts. Costless collars provide us with downside price protection through the purchase of a put option that is financed through the sale of a call option. Because the call option proceeds are used to offset the cost of the put option, these arrangements are initially “costless” to us. Three-way costless collars also provide us with downside price protection through the purchase of a put option, but they also allow us to participate in price upside through the purchase of a call option. The purchase of both the put option and call option are financed through the sale of a call option. Because the proceeds from the call option sale are used to offset the cost of the purchased put and call options, these arrangements are also initially “costless” to us.
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
Revenue Recognition
During the first quarter of 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which specifies how and when to recognize revenue. This standard requires expanded disclosures surrounding revenue recognition and is intended to improve the financial reporting requirements for revenue from contracts with customers and converge these requirements with international standards. We adopted the new guidance using the modified retrospective approach. The adoption did not require an adjustment to opening accumulated deficit for any cumulative effect adjustment and did not have a material impact on our consolidated balance sheets, statements of operations, statement of shareholders’ equity or statements of cash flows.
Prior to the adoption of ASC 606, we recorded oil and natural gas revenues at the time of physical transfer of such products to the purchaser. We followed the sales method of accounting for oil and natural gas sales, recognizing revenues based on our actual proceeds from the oil and natural gas sold to purchasers.
We enter into contracts with customers to sell our oil and natural gas production. With the adoption of ASC 606, revenue from these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when our performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration we expect to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production.
The majority of our oil marketing contracts transfer physical custody and title at or near the wellhead, which is generally when control of the oil has been transferred to the purchaser. The majority of the oil produced is sold under contracts using market-based pricing, which price is then adjusted for differentials based upon delivery location and oil quality. To the extent the differentials are incurred at or after the transfer of control of the oil, the differentials are included in oil sales on the statements of operations, as they represent part of the transaction price of the contract. If the differentials, or other related costs, are incurred prior to the transfer of control of the oil, those costs are included in production taxes, transportation and processing expenses on our consolidated statements of operations, as they represent payment for services performed outside of the contract with the customer.
Our natural gas is sold at the lease location, at the inlet or outlet of a natural gas processing plant or at an interconnect near a marketing hub following transportation from a processing plant. The majority of our natural gas is sold under fee-based contracts. When the natural gas is sold at the lease, the purchaser gathers the natural gas and transports the natural gas via pipeline to natural gas processing plants where, if necessary, NGLs are extracted. The NGLs and remaining residue gas are then sold by the purchaser, or if we elect to take in-kind the natural gas or NGLs, we sell the natural gas or NGLs to a third party. Under the fee-based contracts, we receive NGL and residue gas value, less the fee component, or are invoiced the fee component. To the extent control of the natural gas transfers upstream of the transportation and processing activities, revenue is recognized as the net amount received from the purchaser. To the extent that control transfers downstream of those services, revenue is recognized on a gross basis, and the related costs are included in production taxes, transportation and processing expenses on our consolidated statements of operations.
We recognize midstream services revenues at the time services have been rendered and the price is fixed and determinable. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. All midstream services revenues related to our working interest are eliminated in consolidation. Since we have a right to payment from our customers in amounts that correspond directly to the value that the customer receives from the performance completed on each contract, we apply the practical expedient in ASC 606 that allows recognition of revenue in the amount for which there is a right to invoice the customer without estimating a transaction price for each contract and allocating that transaction price to the performance obligations within each contract.
We periodically enter into natural gas purchase transactions with third parties whereby we process the third party’s natural gas at the Black River Processing Plant and then purchase, and subsequently sell, the residue gas and NGLs to other purchasers. Revenues and expenses from these transactions are presented on a gross basis on our consolidated statements of operations as we act as a principal in the transactions by assuming the risk and rewards of ownership, including credit risk, of the natural gas purchased and by assuming the responsibility to deliver and process the natural gas volumes to be sold.
From time to time, we, as an owner of mineral interests, may enter into or extend a lease to a third-party lessee to develop the oil and natural gas attributable to certain of our mineral interests in return for a specified payment or lease bonus. In those instances, revenue is recognized in the period when the lease is signed, and we have no further obligation to the lessee. We record these payments as “Lease bonus - mineral acreage” revenues on our consolidated statements of operations.
Stock-Based Compensation
We may grant equity-based and liability-based common stock, stock options, restricted stock, restricted stock units, performance stock units and other awards permitted under any long-term incentive plan then in effect to members of our Board of Directors and certain employees, contractors and advisors. Since 2012, all stock-based awards have been granted under the 2012 Long-Term Incentive Plan or, for awards granted after June 10, 2015, under the Amended and Restated 2012 Long-Term Incentive Plan, and substantially all of these awards as of December 31, 2018 were equity instruments. Prior to 2011, all stock option awards were granted under our 2003 Stock and Incentive Plan and are accounted for as liability instruments. We use the fair value method to measure and recognize the liability associated with our outstanding liability-based stock options and to measure and recognize the equity associated with our equity-based stock options. Stock options typically vest over three or four years, and the associated compensation expense is recognized on a straight-line basis over the vesting period. Restricted stock and restricted stock units typically vest over a period of one to four years, and compensation expense is recognized on a straight line basis over the vesting period. We use our own historical volatility to estimate the future volatility of our stock.
We have adopted the “simplified method” as outlined in Staff Accounting Bulletin Topic 14 for estimating the expected term of awards. The risk free interest rate is the rate for constant yield U.S. Treasury securities with a term to maturity that is consistent with the expected term of the award.
Assumptions are reviewed each time new equity-based option awards are granted and quarterly for outstanding liability-based option awards. The assumptions used may be impacted by actual fluctuations in our stock price, movements in market interest rates and option terms. The use of different assumptions produces a different fair value for equity-based option awards and outstanding liability-based option awards and can significantly impact the amount of stock compensation expense recognized in our consolidated statement of operations. We use the Black Scholes Merton model to determine the fair value of service-based option awards and the Monte Carlo method to determine the fair value of option awards that contain a market condition. The fair value of restricted stock and restricted stock unit awards is recognized based on the fair value of our stock on the date of the grant. See Note 8 to the consolidated financial statements in this Annual Report for further details on our stock-based compensation at December 31, 2018.
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
We typically use costless (or zero-cost) collars, three-way collars and/or swap contracts to manage risks related to changes in oil, natural gas and NGL prices. Costless collars provide us with downside price protection through the purchase of a put option that is financed through the sale of a call option. Because the call option proceeds are used to offset the cost of the put option, these arrangements are initially “costless” to us. Three-way costless collars also provide us with downside price protection through the purchase of a put option, but they also allow us to participate in price upside through the purchase of a call option. The purchase of both the put option and call option are financed through the sale of a call option. Because the proceeds from the call option sale are used to offset the cost of the purchased put and call options, these arrangements are also initially “costless” to us. In the case of a costless collar, the put option or options and the call option have different fixed price components. In a swap contract, a floating price is exchanged for a fixed price over a specified period, providing downside price protection.
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At December 31, 2018, The Bank of Nova Scotia and SunTrust Bank (or affiliates thereof) were the counterparties for all of our derivative instruments. We have considered the credit standing of the counterparties in determining the fair value of our derivative financial instruments.
At December 31, 2018, we had entered into various costless collar, three-way costless collar and swap contracts to mitigate our exposure to fluctuations in oil and natural gas prices, each with (i) an established price floor and ceiling for the costless collars, (ii) an established price floor and fixed prices for the short call (the ceiling) and the long call and (iii) a fixed price for the swaps. When the settlement price is below the price floor established by one or more of these collars, we receive from our counterparty an amount equal to the difference between the settlement price and the price floor multiplied by the contract oil or natural gas volume. When the settlement price is above the price ceiling established by one or more of the costless collars, we pay our counterparty an amount equal to the difference between the settlement price and the price ceiling multiplied by the contract oil or natural gas volume. When the settlement price is above the fixed price of the sold call established by one or more of the three-way costless collars but below the fixed price of the long call established by one or more of these three-way costless collars, we pay to the counterparty an amount equal to the difference between the settlement price and the fixed price of the sold call multiplied by the contract oil or natural gas volume. When the settlement price is above the fixed price of the long call established by one or more of the three-way costless collars, we pay to the counterparty an amount equal to the difference between the fixed price of the long call and the fixed price of the sold call multiplied by the contract oil or natural gas volume.
During the year ended December 31, 2018, we entered into various swap contracts to mitigate our exposure to price differences between NYMEX West Texas Intermediate Cushing and Argus West Texas Intermediate Midland crude oil. When the settlement price is below the fixed price established by one or more of these swaps, we receive from the counterparty an amount equal to the difference between the settlement price and the fixed price multiplied by the contract oil volume. When the settlement price is above the fixed price established by one or more of these swaps, we pay to the counterparty an amount equal to the difference between the settlement price and the fixed price multiplied by the contract oil volume.
See Note 11 to the consolidated financial statements in this Annual Report for a summary of our open derivative financial instruments at December 31, 2018. Such information is incorporated herein by reference.
Effect of Derivatives Legislation. The Dodd-Frank Act, among other things, established federal oversight and regulation of certain derivative products, including commodity hedges of the type we use. The Dodd-Frank Act requires the CFTC and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented, and it is not possible at this time to predict when, or if, this will be accomplished. Based upon the limited assessments we are able to make with respect to the Dodd-Frank Act, there is the possibility that the Dodd-Frank Act could have a substantial and adverse impact on our ability to enter into and maintain these commodity hedges. In particular, the Dodd-Frank Act could result in the implementation of position limits and additional regulatory requirements on our derivative arrangements, which could include new margin, reporting and clearing requirements. In addition, this legislation could have a substantial impact on our counterparties and may increase the cost of our derivative arrangements in the future. See “Risk Factors — The Derivatives Legislation Adopted by Congress Could Have an Adverse Impact on Our Ability to Hedge Risks Associated with Our Business.”
Interest rate risk. We do not and have not used interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense on existing debt since we borrowed under our Credit Agreement for the first time in December 2010. At December 31, 2018, we had outstanding borrowings of $40.0 million at an interest rate of 3.68% per annum under our Credit Agreement, $1.05 billion in Notes outstanding at a coupon rate of 5.875% per annum and $220.0 million of outstanding borrowings under the San Mateo Credit Facility at an interest rate of 4.01% per annum. If we incur additional indebtedness in the future and at higher interest rates, we may use interest rate derivatives. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We have limited ability to control participation in our wells. We are also subject to credit risk due to concentration of our oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial condition, results of operations and cash flows. In addition, our derivative arrangements expose us to credit risk in the event of nonperformance by our counterparties.
While we do not require our customers to post collateral and we do not have a formal process in place to evaluate and assess the credit standing of our significant customers for oil and natural gas receivables and the counterparties on our derivative instruments, we do evaluate the credit standing of such counterparties as we deem appropriate under the circumstances. This evaluation requires us to conduct the due diligence necessary to determine credit terms and credit limits, which may include (i) reviewing a counterparty’s credit rating, latest financial information and, in the case of a customer with which we have receivables, its historical payment record and the financial ability of its parent company to make payment if the customer cannot and (ii) undertaking the due diligence necessary to determine credit terms and credit limits. The counterparties on our derivative financial instruments in place at February 26, 2019 were The Bank of Nova Scotia, BMO Harris Financing (Bank of Montreal) and SunTrust Bank (or affiliates thereof), which are lenders (or affiliates thereof) under our Credit Agreement, and we are likely to enter into any future derivative instruments with such banks or other lenders (or affiliates thereof) party to the Credit Agreement.
Impact of Inflation. Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2018, 2017 and 2016. Although the impact of inflation has been generally insignificant in recent years, it is still a factor in the U.S. economy and we tend to specifically experience inflationary pressure on the cost of oilfield services and equipment with increases in oil and natural gas prices and with increases in drilling activity in our areas of operations, including the Wolfcamp and Bone Spring plays in the Delaware Basin, the Eagle Ford shale play and the Haynesville shale play. See “Risk Factors — The Unavailability or High Cost of Drilling Rigs, Completion Equipment and Services, Supplies and Personnel, Including Hydraulic Fracturing Equipment and Personnel, Could Adversely Affect Our Ability to Establish and Execute Exploration and Development Plans within Budget and on a Timely Basis, Which Could Have a Material Adverse Effect on Our Financial Condition, Results of Operations and Cash Flows.”
Item 8. Financial Statements and Supplementary Data.
Our financial statements appear at the end of this Annual Report. See the index to the financial statements in Item 15.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2018, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.
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
KPMG, our independent registered public accounting firm, has issued an attestation report on our controls over financial reporting as of December 31, 2018 as included herein.

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
Opinion on Internal Control Over Financial Reporting
We have audited Matador Resources Company and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

/s/    KPMG LLP
Dallas, Texas
March 1, 2019

Item 9B. Other Information.
On February 27, 2019, we entered into a First Supplemental Indenture (the “Supplemental Indenture”) with Wells Fargo Bank, National Association, as trustee (the “Trustee”), which supplements the Indenture, dated as of August 21, 2018 (the “Indenture”), among Matador, the subsidiary guarantors party thereto and the Trustee. Pursuant to the Supplemental Indenture, WR Permian, LLC, a wholly-owned subsidiary of Matador, was added as a party to and as a guarantor under the Indenture.
The foregoing description of the Supplemental Indenture does not purport to be complete and is qualified in its entirety by reference to the Supplemental Indenture, which is included in this Annual Report as Exhibit 4.3 and is incorporated herein by reference.
On February 26, 2019, our Board of Directors (the “Board”) approved the Matador Resources Company Annual Cash Incentive Plan (the “Plan”). The purpose of the Plan is to provide executives, select managers and key employees of the Company and its subsidiaries with cash-based incentive compensation opportunities tied to the achievement of one or more financial, operational or other performance goals established by the independent members of the Board or any other committee designated by the Board to administer the Plan. Each of the Company’s executive officers are eligible to participate in the Plan. The independent members of the Board, in their sole discretion, will establish the target award opportunities for each Plan participant, the applicable performance period and the performance goals for such performance period, and will ultimately determine Plan payouts in accordance with the terms of the Plan. The foregoing description of the Plan does not purport to be complete and is qualified in its entirety by reference to Plan, which is included in this Annual Report as Exhibit 10.66 and is incorporated herein by reference.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2019 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report (our “Definitive Proxy Statement”). Such responsive information is expected to be included under the captions “Proposal 1—Election of Directors,” “Corporate Governance,” “Executive Compensation” and “Director Compensation.” The information required in response to this Item 10 with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to our Definitive Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”
Item 11. Executive Compensation.
The information required in response to this Item 11 is incorporated herein by reference to our Definitive Proxy Statement under the caption “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Certain information regarding securities authorized for issuance under our equity compensation plans is included under the caption “Equity Compensation Plan Information” in Part II, Item 5 of this Annual Report and is incorporated herein by reference. Other information required in response to this Item 12 is incorporated herein by reference to our Definitive Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required in response to this Item 13 is incorporated herein by reference to our Definitive Proxy Statement under the captions “Transactions with Related Persons” and “Corporate Governance—Independence of Directors.”
Item 14. Principal Accounting Fees and Services.
The information required in response to this Item 14 is incorporated herein by reference to our Definitive Proxy Statement under the caption “Proposal 5—Ratification of Appointment of KPMG LLP.”
.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Annual Report:
1. Index to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2018 and 2017, Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016, Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016 and Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016.
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

3.1	Amended and Restated Certificate of Formation of Matador Resources Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

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

4.2
Indenture, dated as of August 21, 2018, by and among Matador Resources Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 21, 2018).

4.3
First Supplemental Indenture, dated as of February 27, 2019, by and among Matador Resources Company, WR Permian, LLC, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed herewith).

4.4
Registration Rights Agreement, dated August 21, 2018, by and among the Company, the Guarantors and Merrill Lynch, Pierce, Fenner  & Smith Incorporated, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 21, 2018).

4.5
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

10.8†
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

10.11†
Matador Resources Company (now known as MRC Energy Company) 2003 Stock and Incentive Plan, dated October 23, 2003 (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 14, 2011).

10.12†
First Amendment to Matador Resources Company (now known as MRC Energy Company) 2003 Stock and Incentive Plan, dated January 29, 2004 (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 14, 2011).

10.13†
Second Amendment to Matador Resources Company (now known as MRC Energy Company) 2003 Stock and Incentive Plan, dated February 3, 2005 (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 14, 2011).

10.14†
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

10.19†
Eighth Amendment to Matador Resources Company (now known as MRC Energy Company) 2003 Stock and Incentive Plan, dated March 8, 2013 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2012).

10.20†
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

10.22†
Form of Incentive Stock Option Agreement granted pursuant to the Matador Resources Company (now known as MRC Energy Company) 2003 Stock and Incentive Plan (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2011).

10.23†
Form of Restricted Stock Unit Award Agreement relating to the Matador Resources Company 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2011).

10.24†
Form of Nonqualified Stock Option Agreement relating to the Matador Resources Company 2012 Long-Term Incentive Plan for employees without employment agreements (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.25†
Form of Nonqualified Stock Option Agreement relating to the Matador Resources Company 2012 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.26
Third Amended and Restated Credit Agreement, dated as of September 28, 2012, by and among MRC Energy Company, as Borrower, the Lending Entities from time to time parties thereto, as Lenders, and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2012).

10.27
Second Amended and Restated Pledge and Security Agreement, by and among MRC Energy Company, Longwood Gathering and Disposal Systems GP, Inc. and Royal Bank of Canada, as Administrative Agent, dated as of September 28, 2012 (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the year ended December 31, 2012).

10.28
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

10.29
First Amendment to Third Amended and Restated Credit Agreement dated as of March 11, 2013, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the year ended December 31, 2012).

10.30
Second Amendment to Third Amended and Restated Credit Agreement dated as of June 4, 2013, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 6, 2013).

10.31
Third Amendment to Third Amended and Restated Credit Agreement, dated as of August 7, 2013, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.32
Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of March 12, 2014, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the year ended December 31, 2013).

10.33
Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of September 5, 2014, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 8, 2014).

10.34
Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of April 14, 2015, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 14, 2015).

10.35
Seventh Amendment to Third Amended and Restated Credit Agreement, dated as of October 16, 2015, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2015).

10.36
Eighth Amendment to Third Amended and Restated Credit Agreement, dated as of October 31, 2016, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2016).

10.37
Limited Consent and Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of December 9, 2016, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 9, 2016).

10.38
Tenth Amendment to Third Amended and Restated Credit Agreement, dated as of April 28, 2017, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2017)

10.39†	Form of Employment Agreement between Matador Resources Company and Craig N. Adams (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the year ended December 31, 2013).

10.40†
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

10.44†	Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 11, 2015).

10.45†
Matador Resources Company Nonqualified Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K for the year ended December 31, 2015).

10.46†
Form of Restricted Stock Unit Award Agreement relating to the Matador Resources Company 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K for the year ended December 31, 2016).

10.47†
Form of Restricted Stock Unit Award Agreement for deferred delivery relating to the Matador Resources Company 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.63 to the Annual Report on Form 10-K for the year ended December 31, 2016).

10.48†
Form of Letter Agreement between Matador Resources Company and certain directors modifying Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.64 to the Annual Report on Form 10-K for the year ended December 31, 2016).

10.49†
Form of Employment Agreement between Matador Resources Company and each of Billy E. Goodwin and G. Gregg Krug, effective February 19, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.50†
Form of Restricted Stock Unit Award Agreement for Annual Grants relating to the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.51†
Form of Restricted Stock Unit Award Agreement for Annual Grants with delayed delivery relating to the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.52†
Amendment Number One to the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.53†
Form of Restricted Stock Unit Award Agreement for director awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.54†
Form of Restricted Stock Unit Award Agreement for director awards with deferred delivery under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.55†
Form of Nonqualified Stock Option Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees without employment agreements (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.56†
Form of Nonqualified Stock Option Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.57†
Form of Restricted Stock Award Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees without employment agreements (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.58†
Form of Restricted Stock Award Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.59†
First Amendment to the Employment Agreement between Matador Resources Company and Billy E. Goodwin (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.60†
Amended and Restated Employment Agreement between Matador Resources Company and Bradley M. Robinson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.61
Purchase Agreement, dated as of August 7, 2018, by and among the Company, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 9, 2018).

10.62
Purchase Agreement, dated as of October 1, 2018, by and among the Company, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2018).

10.63
Eleventh Amendment to Third Amended and Restated Credit Agreement, dated as of August 7, 2018, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2018).

10.64
Twelfth Amendment to Third Amended and Restated Credit Agreement, dated as of October 1, 2018, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 4, 2018).

10.65
Thirteenth Amendment to Third Amended and Restated Credit Agreement, dated as of October 31, 2018, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 1, 2018).

10.66†	Matador Resources Company Annual Cash Incentive Plan, effective as of January 1, 2019 (filed herewith).

10.67†	Form of Phantom Unit Award Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees with employment agreements (filed herewith).

10.68†
Form of Performance Stock Unit Award Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees with employment agreements (filed herewith).

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

101
The following financial information from Matador Resources Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

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

MATADOR RESOURCES COMPANY

March 1, 2019	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Wm. Foran	Chairman and Chief Executive Officer	March 1, 2019
Joseph Wm. Foran	(Principal Executive Officer)

/s/ David E. Lancaster	Executive Vice President and Chief Financial Officer	March 1, 2019
David E. Lancaster	(Principal Financial Officer)

/s/ Robert T. Macalik	Senior Vice President and Chief Accounting Officer	March 1, 2019
Robert T. Macalik	(Principal Accounting Officer)

/s/ Reynald A. Baribault	Director	March 1, 2019
Reynald A. Baribault

/s/ R. Gaines Baty	Director	March 1, 2019
R. Gaines Baty

/s/ Craig T. Burkert	Director	March 1, 2019
Craig T. Burkert

/s/ William M. Byerley	Director	March 1, 2019
William M. Byerley

/s/ Matthew P. Clifton	Director	March 1, 2019
Matthew P. Clifton

/s/ Julia P. Forrester Rogers	Director	March 1, 2019
Julia P. Forrester Rogers

/s/ Timothy E. Parker	Director	March 1, 2019
Timothy E. Parker

/s/ David M. Posner	Director	March 1, 2019
David M. Posner

/s/ Kenneth L. Stewart	Director	March 1, 2019
Kenneth L. Stewart

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
December 31, 2018, 2017 and 2016

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Matador Resources Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Matador Resources Company and subsidiaries (collectively the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
March 1, 2019

Matador Resources Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2018	2017
ASSETS
Current assets
Cash	$64,545	$96,505
Restricted cash	19,439	5,977
Accounts receivable
Oil and natural gas revenues	68,161	65,962
Joint interest billings	61,831	67,225
Other	16,159	8,031
Derivative instruments	49,929	1,190
Lease and well equipment inventory	17,564	5,993
Prepaid expenses and other assets	8,057	6,287
Total current assets	305,685	257,170
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	3,780,236	3,004,770
Unproved and unevaluated	1,199,511	637,396
Midstream and other property and equipment	450,066	281,096
Less accumulated depletion, depreciation and amortization	(2,306,949)	(2,041,806)
Net property and equipment	3,122,864	1,881,456
Other assets
Deferred income taxes	20,457	—
Other assets	6,512	7,064
Total other assets	26,969	7,064
Total assets	$3,455,518	$2,145,690
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$66,970	$11,757
Accrued liabilities	170,855	174,348
Royalties payable	64,776	61,358
Amounts due to affiliates	13,052	10,302
Derivative instruments	—	16,429
Advances from joint interest owners	10,968	2,789
Amounts due to joint ventures	2,373	4,873
Other current liabilities	1,028	750
Total current liabilities	330,022	282,606
Long-term liabilities
Borrowings under Credit Agreement	40,000	—
Borrowings under San Mateo Credit Facility	220,000	—
Senior unsecured notes payable	1,037,837	574,073
Asset retirement obligations	29,736	25,080
Derivative instruments	83	—
Deferred income taxes	13,221	—
Other long-term liabilities	4,962	6,385
Total long-term liabilities	1,345,839	605,538
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock — $0.01 par value, 160,000,000 shares authorized; 116,374,503 and 108,513,597 shares issued; and 116,353,590 and 108,510,160 shares outstanding, respectively	1,164	1,085
Additional paid-in capital	1,924,408	1,666,024
Accumulated deficit	(236,277)	(510,484)
Treasury stock, at cost, 20,913 and 3,437 shares, respectively	(415)	(69)
Total Matador Resources Company shareholders’ equity	1,688,880	1,156,556
Non-controlling interest in subsidiaries	90,777	100,990
Total shareholders’ equity	1,779,657	1,257,546
Total liabilities and shareholders’ equity	$3,455,518	$2,145,690
The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
Revenues
Oil and natural gas revenues	$800,700	$528,684	$291,156
Third-party midstream services revenues	21,920	10,198	5,218
Sales of purchased natural gas	7,071	—	—
Lease bonus - mineral acreage	2,489	—	—
Realized gain (loss) on derivatives	2,334	(4,321)	9,286
Unrealized gain (loss) on derivatives	65,085	9,715	(41,238)
Total revenues	899,599	544,276	264,422
Expenses
Production taxes, transportation and processing	76,138	58,275	43,046
Lease operating	92,966	67,313	56,202
Plant and other midstream services operating	24,609	13,039	5,389
Purchased natural gas	6,635	—	—
Depletion, depreciation and amortization	265,142	177,502	122,048
Accretion of asset retirement obligations	1,530	1,290	1,182
Full-cost ceiling impairment	—	—	158,633
General and administrative	69,308	66,016	55,089
Total expenses	536,328	383,435	441,589
Operating income (loss)	363,271	160,841	(177,167)
Other income (expense)
Net (loss) gain on asset sales and inventory impairment	(196)	23	107,277
Interest expense	(41,327)	(34,565)	(28,199)
Prepayment premium on extinguishment of debt	(31,226)	—	—
Other income (expense)	1,551	3,551	(4)
Total other (expense) income	(71,198)	(30,991)	79,074
Income (loss) before income taxes	292,073	129,850	(98,093)
Income tax (benefit) provision
Current	(455)	(8,157)	(1,036)
Deferred	(7,236)	—	—
Total income tax benefit	(7,691)	(8,157)	(1,036)
Net income (loss)	299,764	138,007	(97,057)
Net income attributable to non-controlling interest in subsidiaries	(25,557)	(12,140)	(364)
Net income (loss) attributable to Matador Resources Company shareholders	$274,207	$125,867	$(97,421)
Earnings (loss) per common share
Basic	$2.41	$1.23	$(1.07)
Diluted	$2.41	$1.23	$(1.07)
Weighted average common shares outstanding
Basic	113,580	102,029	91,273
Diluted	113,691	102,543	91,273

The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
For the Years Ended December 31, 2018, 2017 and 2016

							Total shareholders’ equity attributable to Matador Resources Company

			Additional paid-in capital	Accumulated deficit	Treasury Stock			Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2016	85,567	$856	$1,026,077	$(538,930)	2	$—	$488,003	$956	$488,959
Issuance of common stock pursuant to public offerings	13,500	135	288,375	—	—	—	288,510	—	288,510
Issuance of common stock pursuant to employee stock compensation plan	471	4	(4)	—	—	—	—	—	—
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	51	1	(1)	—	—	—	—	—	—
Cost to issue equity	—	—	(1,190)	—	—	—	(1,190)	—	(1,190)
Stock-based compensation expense related to equity-based awards	—	—	11,958	—	—	—	11,958	—	11,958
Stock options exercised, net of options forfeited in net share settlements	36	—	10	—	—	—	10	—	10
Liability-based stock option awards settled	10	—	255	—	—	—	255	—	255
Restricted stock forfeited	—	—	—	—	120	—	—	—	—
Cancellation of treasury stock	(116)	(1)	1	—	(116)	—	—	—	—
Current period net (loss) income	—	—	—	(97,421)	—	—	(97,421)	364	(97,057)
Balance at December 31, 2016	99,519	995	1,325,481	(636,351)	6	—	690,125	1,320	691,445
Issuance of common stock pursuant to public offering	8,000	80	208,640	—	—	—	208,720	—	208,720
Issuance of common stock pursuant to employee stock compensation plan	530	5	(5)	—	—	—	—	—	—
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	77	1	(1)	—	—	—	—	—	—
Cost to issue equity	—	—	(280)	—	—	—	(280)	—	(280)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	19,594	—	—	—	19,594	—	19,594
Stock options exercised, net of options forfeited in net share settlements	514	5	(1,189)	—	—	—	(1,184)	—	(1,184)
Restricted stock forfeited	—	—	—	—	123	(1,658)	(1,658)	—	(1,658)
Purchase of non-controlling interest of less-than-wholly-owned subsidiary	—	—	(1,250)	—	—	—	(1,250)	(1,403)	(2,653)
Contributions related to formation of Joint Venture (see Note 5)	—	—	116,622	—	—	—	116,622	54,878	171,500
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	44,100	44,100
Distributions to non-controlling interest owners of less-than wholly-owned subsidiaries	—	—	—	—	—	—	—	(10,045)	(10,045)
Cancellation of treasury stock	(126)	(1)	(1,588)	—	(126)	1,589	—	—	—
Current period net income	—	—	—	125,867	—	—	125,867	12,140	138,007
Balance at December 31, 2017	108,514	1,085	1,666,024	(510,484)	3	(69)	1,156,556	100,990	1,257,546

							Total shareholders’ equity attributable to Matador Resources Company

			Additional paid-in capital	Accumulated deficit	Treasury Stock			Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock
	Shares	Amount			Shares	Amount
Issuance of common stock pursuant to employee stock compensation plan	759	8	(8)	—	—	—	—	—	—
Issuance of common stock pursuant to public offering	7,000	70	226,542	—	—	—	226,612	—	226,612
Cost to issue equity	—	—	(204)	—	—	—	(204)	—	(204)
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	81	1	(1)	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	22,660	—	—	—	22,660	—	22,660
Stock options exercised, net of options forfeited in net share settlements	179	2	(1,269)	—	—	—	(1,267)	—	(1,267)
Restricted stock forfeited	—	—	—	—	176	(4,384)	(4,384)	—	(4,384)
Contributions related to formation of Joint Venture (see Note 5)	—	—	14,700	—	—	—	14,700	—	14,700
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	85,750	85,750
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(121,520)	(121,520)
Cancellation of treasury stock	(158)	(2)	(4,036)	—	(158)	4,038	—	—	—
Current period net income	—	—	—	274,207	—	—	274,207	25,557	299,764
Balance at December 31, 2018	116,375	$1,164	$1,924,408	$(236,277)	21	$(415)	$1,688,880	$90,777	$1,779,657

The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Operating activities
Net income (loss)	$299,764	$138,007	$(97,057)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Unrealized (gain) loss on derivatives	(65,085)	(9,715)	41,238
Depletion, depreciation and amortization	265,142	177,502	122,048
Accretion of asset retirement obligations	1,530	1,290	1,182
Full-cost ceiling impairment	—	—	158,633
Stock-based compensation expense	17,200	16,654	12,362
Prepayment premium on extinguishment of debt	31,226	—	—
Deferred income tax benefit	(7,236)	—	—
Amortization of debt issuance cost	1,357	468	1,148
Net loss (gain) on asset sales and inventory impairment	196	(23)	(107,277)
Changes in operating assets and liabilities
Accounts receivable	(4,934)	(82,549)	(14,259)
Lease and well equipment inventory	(12,176)	(3,623)	(700)
Prepaid expenses and other assets	(1,770)	(2,960)	(124)
Other assets	3,418	(6,425)	490
Accounts payable, accrued liabilities and other current liabilities	68,647	33,559	6,611
Royalties payable	3,418	37,370	7,495
Advances from joint interest owners	8,179	1,089	1,000
Income taxes payable	—	—	(2,848)
Other long-term liabilities	(353)	(1,519)	4,144
Net cash provided by operating activities	608,523	299,125	134,086
Investing activities
Oil and natural gas properties capital expenditures	(1,357,802)	(699,445)	(379,067)
Expenditures for midstream and other property and equipment	(165,784)	(120,816)	(74,845)
Proceeds from sale of assets	8,333	977	5,173
Net cash used in investing activities	(1,515,253)	(819,284)	(448,739)
Financing activities
Repayments of borrowings	(370,000)	—	(120,000)
Borrowings under Credit Agreement	410,000	—	120,000
Borrowings under San Mateo Credit Facility	220,000	—	—
Cost to enter into or amend credit facilities	(3,077)	—	—
Proceeds from issuance of senior unsecured notes	1,051,500	—	184,625
Cost to issue senior unsecured notes	(14,098)	—	(2,734)
Purchase of senior unsecured notes	(605,780)	—	—
Proceeds from issuance of common stock	226,612	208,720	288,510
Cost to issue equity	(204)	(280)	(847)
Proceeds from stock options exercised	815	2,920	100
Contributions related to formation of Joint Venture	14,700	171,500	—
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	85,750	44,100	—
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(121,520)	(10,045)	—
Taxes paid related to net share settlement of stock-based compensation	(6,466)	(5,763)	(1,948)
Purchase of non-controlling interest of less-than-wholly-owned subsidiary	—	(2,653)	—
Net cash provided by financing activities	888,232	408,499	467,706
(Decrease) increase in cash and restricted cash	(18,498)	(111,660)	153,053
Cash and restricted cash at beginning of year	102,482	214,142	61,089
Cash and restricted cash at end of year	$83,984	$102,482	$214,142
Supplemental disclosures of cash flow information (Note 14)
The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of Matador and its wholly-owned and majority-owned subsidiaries. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Accordingly, the Company consolidates certain subsidiaries that are less-than-wholly-owned and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately. The Company proportionately consolidates certain joint ventures that are less-than-wholly-owned and are involved in oil and natural gas exploration. All intercompany balances and transactions have been eliminated in consolidation.
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
Change in Accounting Principles — Revenue Recognition
During the first quarter of 2018, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which specifies how and when to recognize revenue. This standard requires expanded disclosures surrounding revenue recognition and is intended to improve and converge with international standards, the financial reporting requirements for revenue from contracts with customers. The Company adopted the new guidance using the modified retrospective approach. The adoption did not require an adjustment to opening accumulated deficit for any cumulative effect adjustment and did not have a material impact on the Company’s consolidated balance sheets, statements of operations, statement of shareholders’ equity or statements of cash flows.
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
December 31, 2018, 2017 and 2016

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
The Company’s natural gas is sold at the lease location, at the inlet or outlet of a natural gas processing plant or at an interconnect near a marketing hub following transportation from a processing plant. The majority of the Company’s natural gas is sold under fee-based contracts. When the natural gas is sold at the lease, the purchaser gathers the natural gas via pipeline to natural gas processing plants where, if necessary, natural gas liquids (“NGL”) are extracted. The NGLs and remaining residue gas are then sold by the purchaser, or if the Company elects to take in-kind the natural gas or the NGLs, the Company sells the natural gas or the NGLs to a third party. Under the fee-based contracts, the Company receives NGL and residue gas value, less the fee component, or is invoiced the fee component. To the extent control of the natural gas transfers upstream of the gathering and processing activities, revenue is recognized as the net amount received from the purchaser. To the extent that control transfers downstream of those services, revenue is recognized on a gross basis, and the related costs are included in production taxes, transportation and processing expenses on the Company’s consolidated statements of operations.
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
The Company periodically enters into natural gas purchase transactions with third parties whereby the Company processes the third party’s natural gas at San Mateo’s Black River cryogenic natural gas processing plant in Eddy County, New Mexico (the “Black River Processing Plant”) and then purchases, and subsequently sells, the residue gas and NGLs to other purchasers. Revenues and expenses from these transactions are presented on a gross basis on the Company’s consolidated statements of operations as the Company acts as a principal in the transactions by assuming the risk and rewards of ownership, including credit risk, of the natural gas purchased and by assuming the responsibility to deliver and process the natural gas volumes to be sold.
From time to time, the Company, as an owner of mineral interests, may enter into or extend a lease to a third-party lessee to develop the oil and natural gas attributable to certain of its mineral interests in return for a specified payment or lease bonus. In those instances, revenue is recognized in the period when the lease is signed and the Company has no further obligation to the lessee. The Company records these payments as “Lease bonus - mineral acreage” revenues on its consolidated statements of operations.
The Company determined the impact on its consolidated financial statements as a result of adoption of ASC 606 was a $10.6 million decrease in oil and natural gas revenues and a $10.6 million decrease in production taxes, transportation and processing expenses for the year ended December 31, 2018, respectively, which was not material. As a result of adoption of this standard, the Company is now required to disclose the following information regarding total revenues and revenues from contracts with customers on a disaggregated basis for the year ended December 31, 2018 (in thousands).

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Year Ended December 31, 2018
Revenues from contracts with customers	$829,691
Lease bonus - mineral acreage	2,489
Realized gain on derivatives	2,334
Unrealized gain on derivatives	65,085
Total revenues	$899,599

Year Ended December 31, 2018
Oil revenues	$635,554
Natural gas revenues	165,146
Third-party midstream services revenues	21,920
Sales of purchased natural gas	7,071
Total revenues from contracts with customers	$829,691

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
Change in Accounting Principles — Cash Flows
During the first quarter of 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230), which specifies that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 effective January 1, 2018 and determined that the adoption of this ASU changed the presentation of its beginning and ending cash balances and eliminated the presentation of changes in restricted cash balances from investing activities in its consolidated statements of cash flows. The Company adopted the new guidance using the retrospective transition method; as a result, approximately $6.0 million, $1.3 million and $44.4 million of restricted cash was added to the beginning cash balance for the years ended December 31, 2018, 2017 and 2016, respectively.
Change in Accounting Principles — Business Combinations
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
Accounts Receivable
The Company sells its operated oil, natural gas and NGL production to various purchasers (See “—Change in Accounting Principles—Revenue Recognition” above.) In addition, the Company may participate with industry partners in the drilling, completion and operation of oil and natural gas wells. Substantially all of the Company’s accounts receivable are due from either purchasers of oil, natural gas and NGLs or participants in oil and natural gas wells for which the Company serves as the operator. Accounts receivable are due within 30 to 60 days of the production date and 30 days of the billing date and are stated

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

at amounts due from purchasers and industry partners. Amounts are considered past due if they have been outstanding for 60 days or more. No interest is typically charged on past due amounts.
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
For the year ended December 31, 2018, four significant purchasers accounted for 60% of the Company’s total oil, natural gas and NGL revenues: Plains Marketing, L.P. (19%), BP America Production Company (15%), Occidental Energy Marketing, Inc. (14%) and Western Refining Crude Oil (12%). For the year ended December 31, 2017, four significant purchasers accounted for 60% of the Company’s total oil, natural gas and NGL revenues: Occidental Energy Marketing, Inc. (23%), Plains Marketing, L.P. (14%), Shell Trading (US) Company (12%), and Western Refining Crude Oil (11%). For the year ended December 31, 2016, three significant purchasers accounted for 48% of the Company’s total oil, natural gas and NGL revenues: Plains Marketing, L.P. (18%), Shell Trading (US) Company (17%) and Occidental Energy Marketing, Inc. (13%). If the Company lost one or more of these significant purchasers and were unable to sell its production to other purchasers on terms it considers acceptable, it could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows. At December 31, 2018, 2017 and 2016, approximately 34%, 43% and 38%, respectively, of the Company’s accounts receivable, including joint interest billings, related to these purchasers.
Lease and Well Equipment Inventory
Lease and well equipment inventory is stated at the lower of cost or market and consists entirely of materials or equipment scheduled for use in future well or midstream operations.
Oil and Natural Gas Properties
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method of accounting, all costs associated with the acquisition, exploration and development of oil and natural gas properties and reserves, including unproved and unevaluated property costs, are capitalized as incurred and accumulated in a single cost center representing the Company’s activities, which are undertaken exclusively in the United States. Such costs include lease acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, costs of drilling both productive and non-productive wells, capitalized interest on qualifying projects and general and administrative expenses directly related to acquisition, exploration and development activities, but do not include any costs related to production, selling or general corporate administrative activities. The Company capitalized $29.9 million, $23.1 million and $15.7 million of its general and administrative costs in 2018, 2017 and 2016, respectively. The Company capitalized $8.8 million, $7.3 million and $3.7 million of its interest expense for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Ceiling Test
The net capitalized costs of oil and natural gas properties are limited to the lower of unamortized costs less related deferred income taxes or the cost center “ceiling.” The cost center ceiling is defined as the sum of:
(a) the present value, discounted at 10%, of future net revenues of proved oil and natural gas reserves, reduced by the estimated costs of developing these reserves, plus

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

(b) unproved and unevaluated property costs not being amortized, plus
(c) the lower of cost or estimated fair value of unproved and unevaluated properties included in the costs being amortized, if any, less
(d) any income tax effects related to the properties involved.
Any excess of the Company’s net capitalized costs above the cost center ceiling as described above is charged to operations as a full-cost ceiling impairment. The Company’s derivative instruments are not considered in the ceiling test computations as the Company does not designate these instruments as hedge instruments for accounting purposes.
The estimated present value of after-tax future net cash flows from proved oil and natural gas reserves is highly dependent upon the quantities of proved reserves, the estimation of which requires substantial judgment. The associated commodity prices and the applicable discount rate used in these estimates are in accordance with guidelines established by the SEC. Under these guidelines, oil and natural gas reserves are estimated using then-current operating and economic conditions, with no provision for price and cost changes in future periods except by contractual arrangements. Future net revenues are calculated using prices that represent the arithmetic averages of the first-day-of-the-month oil and natural gas prices for the previous 12-month period, and a 10% discount factor is used to determine the present value of future net revenues. For the period from January through December 2018, these average oil and natural gas prices were $62.04 per Bbl and $3.10 per MMBtu, respectively. For the period from January through December 2017, these average oil and natural gas prices were $47.79 per Bbl and $2.98 per MMBtu, respectively. For the period from January through December 2016, these average oil and natural gas prices were $39.25 per Bbl and $2.48 per MMBtu, respectively. In estimating the present value of after-tax future net cash flows from proved oil and natural gas reserves, the average oil prices were further adjusted by property for quality, transportation and marketing fees and regional price differentials, and the average natural gas prices were further adjusted by property for energy content, transportation and marketing fees and regional price differentials.
During the years ended December 31, 2018 and December 31, 2017, the Company’s full-cost ceiling exceeded the net capitalized costs less related deferred income taxes. As a result, the Company recorded no impairment to its net capitalized costs during the years ended December 31, 2018 and 2017.
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
December 31, 2018, 2017 and 2016

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Derivative Financial Instruments
From time to time, the Company uses derivative financial instruments to mitigate its exposure to commodity price risk associated with oil, natural gas and NGL prices. The Company’s derivative financial instruments are recorded on the consolidated balance sheets as either an asset or a liability measured at fair value. The Company has elected not to apply hedge accounting for its existing derivative financial instruments, and as a result, the Company recognizes the change in derivative fair value between reporting periods currently in its consolidated statements of operations. The fair value of the Company’s derivative financial instruments is determined using industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value of money and (iii) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Realized gains and losses from the settlement of derivative financial instruments and unrealized gains and unrealized losses from valuation changes in the remaining unsettled derivative financial instruments are reported under “Revenues” in the consolidated statements of operations. See Note 11 for additional information about the Company’s derivative instruments.
Stock-Based Compensation
The Company may grant equity-based and liability-based common stock, stock options, restricted stock, restricted stock units, performance stock units and other awards permitted under any long-term incentive plan of the Company then in effect to members of its Board of Directors and certain employees, contractors and advisors. All equity-based awards are measured at fair value on the date of grant and are generally recognized as a component of general and administrative expenses in the consolidated statements of operations on a straight-line basis over the awards’ vesting periods. Awards that are expected to be settled in cash are liability-based awards, which are measured at fair value at each reporting date and are generally recognized as a component of general and administrative expenses in the consolidated statements of operations on a straight-line basis over the awards’ vesting periods. The Company accounts for all outstanding stock options granted under the Company’s 2003 Stock and Incentive Plan (the “2003 Plan”) as liability instruments as a result of the Company purchasing shares from certain of its employees to assist them in the exercise of outstanding options. As the stock options accounted for as liability-based awards are fully vested, changes in the fair value of the awards are generally recognized as a component of general and administrative expenses in the consolidated statements of operations until the awards are settled.
The Company uses the Black Scholes Merton option pricing model to measure the fair value of stock options, the closing stock price on the date of grant to measure the fair value of restricted stock and restricted stock unit awards and the Monte Carlo simulation method to measure the fair value of performance units.
The Company’s consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 include a stock-based compensation (non-cash) expense of $17.2 million, $16.7 million and $12.4 million, respectively. This stock-based compensation expense includes common stock issuances and restricted stock units expense totaling $1.6 million, $3.0 million and $1.0 million in 2018, 2017 and 2016, respectively, paid to independent members of the Board of Directors and advisors as compensation for their services to the Company.
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
The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At December 31, 2018, 2017 and 2016, the Company had not established any reserves for, nor recorded any unrecognized tax benefits related to, uncertain tax positions.
When necessary, the Company would include interest assessed by taxing authorities in “Interest expense” and penalties related to income taxes in “Other expense” on its consolidated statements of operations. The Company did not record any interest or penalties related to income taxes for the years ended December 31, 2018, 2017 and 2016.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Cuts and Jobs Act reduced the U.S. corporate income tax rate from a maximum of 35% to a flat rate of 21% effective January 1, 2018.
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
The following are reconciliations of the numerators and denominators used to compute the Company’s basic and diluted earnings per common share as reported for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share data).

	Year Ended December 31,
	2018	2017	2016
Net income (loss) attributable to Matador Resources Company shareholders — numerator	$274,207	$125,867	$(97,421)

Weighted average common shares outstanding — denominator
Basic	113,580	102,029	91,273
Dilutive effect of options and restricted stock units	111	514	—
Diluted weighted average common shares outstanding	113,691	102,543	91,273
Earnings (loss) per common share attributable to Matador Resources Company shareholders
Basic	$2.41	$1.23	$(1.07)
Diluted	$2.41	$1.23	$(1.07)
Options to purchase a total of 1.6 million and 1.0 million shares of the Company’s common stock were excluded from the calculations above for the years ended December 31, 2018 and 2017, respectively, because their effects were anti-dilutive.
Options to purchase a total of 2.9 million shares of the Company’s common stock and 0.1 million restricted stock units were excluded from the calculations above for the year ended December 31, 2016 because their effects were anti-dilutive. Additionally, 1.0 million restricted shares, which are participating securities, were excluded from the calculations above for the year ended December 31, 2016 as the security holders do not have the obligation to share in the losses of the Company.
 Credit Risk
The Company’s cash is held in financial institutions and at times these amounts exceed the insurance limits of the Federal Deposit Insurance Corporation. Management believes, however, that the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected.
The Company uses derivative financial instruments to mitigate its exposure to oil, natural gas and NGL price volatility. These transactions expose the Company to potential credit risk from its counterparties. The Company manages counterparty credit risk through established internal derivatives policies that are reviewed on an ongoing basis. Additionally, all of the

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Company’s commodity derivative contracts at December 31, 2018 were with The Bank of Nova Scotia and SunTrust Bank (or affiliates thereof), parties that are lenders (or affiliates thereof) under the Company’s revolving credit agreement.
Accounts receivable constitute the principal component of additional credit risk to which the Company may be exposed. The Company attempts to minimize credit risk exposure to counterparties by monitoring the financial condition and payment history of its purchasers and joint interest partners.
Recent Accounting Pronouncements
Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), which is a land easement practical expedient. The Company plans to use this practical expedient, and as a result, the Company will evaluate new or modified land easements under this ASU beginning at the date of adoption. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which is a targeted improvement for comparative reporting requirements for initial adoption of ASU 2016-02. The Company plans to use the optional transition method to adopt ASU 2016-02, and the amendments provided for in ASU 2018-11 will allow the Company to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. Adoption of ASU 2016-02 will result in increased reported assets and liabilities. The Company has evaluated the impact of the adoption of these ASUs on its consolidated financial statements, including identifying all leases as defined under the new lease standards, and estimates that adoption of these standards will result in assets and liabilities related to leases of approximately $55 million to $65 million to be reflected on the Company’s consolidated balance sheet. The Company adopted these ASUs as of January 1, 2019.
Stock Compensation. In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU extends the scope of Topic 718 to include share-based payment transactions related to the acquisition of goods and services from nonemployees. Currently, the Company accounts for stock-based awards to special advisors and contractors under ASC 505-50 as liability instruments, and the fair value of the awards is recalculated each reporting period. Upon adoption, all such awards will be measured at fair value on the grant date and the resulting expense will be recognized on a straight-line basis over the awards’ vesting period. The transitional guidance requires entities to remeasure all unvested awards that are being accounted for under ASC 505-50 as liability instruments as of the beginning of the year in which this ASU is adopted. The Company adopted this ASU as of January 1, 2019. Adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016

NOTE 3 — PROPERTY AND EQUIPMENT

The following table presents a summary of the Company’s property and equipment balances as of December 31, 2018 and 2017 (in thousands).

	December 31,
	2018	2017
Oil and natural gas properties
Evaluated (subject to amortization)	$3,780,236	$3,004,770
Unproved and unevaluated (not subject to amortization)	1,199,511	637,396
Total oil and natural gas properties	4,979,747	3,642,166
Accumulated depletion	(2,273,010)	(2,021,169)
Net oil and natural gas properties	2,706,737	1,620,997
Midstream and other property and equipment
Midstream equipment and facilities	424,480	258,725
Furniture, fixtures and other equipment	7,184	6,109
Software	8,039	7,942
Land	4,192	2,892
Leasehold improvements	6,171	5,428
Total midstream and other property and equipment	450,066	281,096
Accumulated depreciation	(33,939)	(20,637)
Net midstream and other property and equipment	416,127	260,459
Net property and equipment	$3,122,864	$1,881,456
 The following table provides a breakdown of the Company’s unproved and unevaluated property costs not subject to amortization as of December 31, 2018 and the year in which these costs were incurred (in thousands).

Description	2018	2017	2016	2015 and prior	Total
Costs incurred for
Property acquisition	$602,117	$212,846	$116,389	$223,656	$1,155,008
Exploration wells	12,361	1,235	712	204	14,512
Development wells	29,399	391	159	42	29,991
Total	$643,877	$214,472	$117,260	$223,902	$1,199,511
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
Property acquisition costs incurred that remain in unproved and unevaluated property at December 31, 2018 are related almost entirely to the Company’s leasehold and mineral acquisitions in the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas during the past five years. These costs are associated with acreage for which proved reserves have yet to be assigned. A significant portion of these costs are associated with properties that are held by production or have automatic lease renewal options. As the Company drills wells and assigns proved reserves to these properties or determines that certain portions of this acreage, if any, cannot be assigned proved reserves, portions of these costs are transferred to the amortization base.
On September 12, 2018, the Company announced the successful acquisition of 8,400 gross and net leasehold acres in Lea and Eddy Counties, New Mexico for approximately $387 million in the Bureau of Land Management New Mexico Oil and Gas Lease Sale on September 5 and 6, 2018 (the “BLM Acquisition”). The BLM Acquisition was responsible for a significant portion of the Company’s property acquisition costs in 2018.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016

NOTE 3 — PROPERTY AND EQUIPMENT — Continued

Costs excluded from amortization also include those costs associated with exploration and development wells in progress or awaiting completion at year-end. These costs are transferred into the amortization base on an ongoing basis as these wells are completed and proved reserves are established or confirmed. These costs totaled $44.5 million at December 31, 2018. Of this total, $14.5 million was associated with exploration wells and $30.0 million was associated with development wells. The Company anticipates that most of the $44.5 million associated with these wells in progress at December 31, 2018 will be transferred to the amortization base during 2019.
NOTE 4 — ASSET RETIRMENT OBLIGATIONS
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
The following table summarizes the changes in the Company’s asset retirement obligations for the years ended December 31, 2018 and 2017 (in thousands).

	Year Ended December 31,
	2018	2017
Beginning asset retirement obligations	$26,256	$20,640
Liabilities incurred during period	3,566	2,920
Liabilities settled during period	(708)	(430)
Revisions in estimated cash flows	442	1,836
Accretion expense	1,530	1,290
Ending asset retirement obligations	31,086	26,256
Less: current asset retirement obligations (1)	(1,350)	(1,176)
Long-term asset retirement obligations	$29,736	$25,080
__________________

(1)	Included in accrued liabilities in the Company’s consolidated balance sheets at December 31, 2018 and 2017.
NOTE 5 — BUSINESS COMBINATIONS AND DIVESTITURES
Joint Venture
On February 17, 2017, the Company contributed substantially all of its midstream assets located in the Rustler Breaks (Eddy County, New Mexico) and Wolf (Loving County, Texas) asset areas in the Delaware Basin to San Mateo, a joint venture with a subsidiary of Five Point Energy LLC (“Five Point”). The midstream assets contributed to San Mateo include (i) the Black River Processing Plant; (ii) one salt water disposal well and a related commercial salt water disposal facility in the Rustler Breaks asset area; (iii) three salt water disposal wells and related commercial salt water disposal facilities in the Wolf asset area; and (iv) substantially all related oil, natural gas and water gathering systems and pipelines in both the Rustler Breaks and Wolf asset areas (collectively, the “Delaware Midstream Assets”). The Company continues to operate the Delaware Midstream Assets and San Mateo’s other assets. The Company retained its ownership in certain midstream assets owned in South Texas and Northwest Louisiana, which are not part of San Mateo.
The Company and Five Point own 51% and 49% of San Mateo, respectively. Five Point provided initial cash consideration of $176.4 million to San Mateo in exchange for its 49% interest. Approximately $171.5 million of this cash contribution by Five Point was distributed by San Mateo to the Company as a special distribution. The Company earned $14.7 million in performance incentives effective January 31, 2018, which was paid by Five Point in the first quarter of 2018. Through January 31, 2019, the Company had earned an additional $14.7 million in performance incentives expected to be paid by Five Point in the first quarter of 2019 and may earn an additional $44.1 million in performance incentives over the next three years. These performance incentives are recorded as additional contributions related to the formation of the Joint Venture as

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016
NOTE 5 — BUSINESS COMBINATIONS AND DIVESTITURES — Continued

they are received. The Company contributed the Delaware Midstream Assets and $5.1 million in cash to San Mateo in exchange for its 51% interest. San Mateo is consolidated in the Company’s financial statements with Five Point’s interest in San Mateo being accounted for as a non-controlling interest.
The Company dedicated its current and future leasehold interests in the Rustler Breaks and Wolf asset areas to San Mateo pursuant to 15-year, fixed-fee natural gas, oil and salt water gathering agreements and salt water disposal agreements, effective as of February 1, 2017. In addition, the Company dedicated its current and future leasehold interests in the Rustler Breaks asset area to San Mateo pursuant to a 15-year, fixed-fee natural gas processing agreement (see Note 13).
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
During the fourth quarter of 2016, EnLink completed construction of another processing plant in Loving County, Texas. Upon completion and successful testing of this new plant, as allowed under the gathering and processing agreement, EnLink began processing the Company’s natural gas produced in this area at the new plant. As such, the gathering and processing agreement the Company entered into with EnLink was no longer considered a lease, and accordingly, the Company recognized the unamortized gain on the sale of $107.3 million in the consolidated statement of operations for the year ended December 31, 2016.
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
NOTE 6 — DEBT
Credit Agreements
MRC Energy Company
On September 28, 2012, the Company amended and restated its revolving credit agreement with the lenders party thereto, led by Royal Bank of Canada (“RBC”) as administrative agent (the “Credit Agreement”). MRC Energy Company, a subsidiary of Matador that directly or indirectly holds the ownership interests in the Company’s other operating subsidiaries, other than its less-than-wholly-owned subsidiaries, is the borrower under the Credit Agreement. Borrowings are secured by mortgages on at least 80% of the Company’s proved oil and natural gas properties and by the equity interests of certain of MRC Energy Company’s wholly-owned subsidiaries, which are also guarantors. San Mateo and its subsidiaries are not guarantors of the Credit Agreement. In addition, all obligations under the Credit Agreement are guaranteed by Matador, the parent corporation. Various commodity hedging agreements with certain of the lenders under the Credit Agreement (or affiliates thereof) are also secured by the collateral of and guaranteed by certain eligible subsidiaries of MRC Energy Company.
The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of the Company’s proved oil and natural gas reserves at December 31 and June 30 of

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016

NOTE 6 — DEBT — Continued

each year, respectively. The Company and the lenders may each request an unscheduled redetermination of the borrowing base once between scheduled redetermination dates. During the first quarter of 2018, the lenders completed their review of our proved oil and natural gas reserves at December 31, 2017. As a result, in March 2018, the lenders increased the borrowing base from $525.0 million to $725.0 million. In October 2018, the lenders completed their review of the Company’s proved oil and natural gas reserves at June 30, 2018. In connection with that review, the Company amended the Credit Agreement to, among other items, increase the borrowing base from $725.0 million to $850.0 million, increase the maximum facility amount to $1.5 billion, increase the elected borrowing commitment to $500.0 million, extend the maturity to October 31, 2023, reduce the borrowing rates by 0.25% per annum and set the maximum leverage ratio at 4.00 to 1.00. This October 2018 redetermination constituted the regularly scheduled November 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected borrowing commitment.
In the event of an increase in the elected commitment, the Company is required to pay a fee to the lenders equal to a percentage of the amount of the increase, which is determined based on market conditions at the time of the increase. Total deferred loan costs were $2.0 million at December 31, 2018, and these costs are being amortized over the term of the Credit Agreement, which approximates amortization of these costs using the effective interest method. If, upon a redetermination of the borrowing base, the borrowing base were to be less than the outstanding borrowings under the Credit Agreement at such time, the Company would be required to provide additional collateral satisfactory in nature and value to the lenders to increase the borrowing base to an amount sufficient to cover such excess or to repay the deficit in equal installments over a period of six months.
At December 31, 2018, the Company had $40.0 million in borrowings outstanding under the Credit Agreement and approximately $3.0 million in outstanding letters of credit issued pursuant to the Credit Agreement. At February 26, 2019, the Company had $80.0 million in borrowings outstanding under the Credit Agreement and approximately $13.7 million in outstanding letters of credit issued pursuant to the Credit Agreement.
Borrowings under the Credit Agreement may be in the form of a base rate loan or a Eurodollar loan. If the Company borrows funds as a base rate loan, such borrowings will bear interest at a rate equal to the greatest of (i) the prime rate for such day, (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) on such day, plus 0.50% and (iii) the daily adjusting LIBOR rate (as defined in the Credit Agreement) plus 1.0% plus, in each case, an amount ranging from 0.25% to 1.25% per annum depending on the level of borrowings under the Credit Agreement. If the Company borrows funds as a Eurodollar loan, such borrowings will bear interest at a rate equal to (x) the reserve adjusted LIBOR Rate (as defined in the Credit Agreement) plus (y) an amount ranging from 1.25% to 2.25% per annum depending on the level of borrowings under the Credit Agreement. The interest period for Eurodollar borrowings may be one, two, three or six months as designated by the Company. If the Company has outstanding borrowings under the Credit Agreement and interest rates increase, so will the Company’s interest costs, which may have a material adverse effect on the Company’s results of operations and financial condition.
A commitment fee of 0.375% to 0.50% per annum, depending on the level of borrowings under the Credit Agreement, is also paid quarterly in arrears. The Company includes this commitment fee, any amortization of deferred financing costs (including origination, borrowing base increase and amendment fees) and annual agency fees, if any, as interest expense and in its interest rate calculations and related disclosures. The Credit Agreement requires the Company to maintain a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $50 million of cash or cash equivalents) divided by a rolling four quarter EBITDA calculation, of 4.00 or less.
Subject to certain exceptions, the Credit Agreement contains various covenants that limit the Company’s and its restricted subsidiaries’ ability to take certain actions, including, but not limited to, the following:

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
December 31, 2018, 2017 and 2016

NOTE 6 — DEBT — Continued

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
The Company believes that it was in compliance with the terms of the Credit Agreement at December 31, 2018.
San Mateo Midstream, LLC
On December 19, 2018, San Mateo entered into a $250.0 million credit facility led by The Bank of Nova Scotia, as administrative agent (the “San Mateo Credit Facility”), and including all lenders party to the Credit Agreement. The San Mateo Credit Facility, which matures December 19, 2023, includes an accordion feature, which could expand lender commitments to up to $400.0 million. The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property.
Total deferred loan costs were $1.9 million at December 31, 2018, and these costs are being amortized over the term of the San Mateo Credit Facility, which approximates amortization of these costs using the effective interest method. At December 31, 2018 and February 26, 2019, San Mateo had $220.0 million in borrowings outstanding under the San Mateo Credit Facility and zero and $16.2 million, respectively, in outstanding letters of credit issued pursuant to the San Mateo Credit Facility.
Borrowings under the San Mateo Credit Facility may be in the form of a base rate loan or a Eurodollar loan. If San Mateo borrows funds as a base rate loan, such borrowings will bear interest at a rate equal to the greatest of (i) the prime rate for such day, (ii) the Federal Funds Effective Rate (as defined in the San Mateo Credit Facility) on such day, plus 0.50% and (iii) the Adjusted LIBO Rate (as defined in the San Mateo Credit Facility) plus 1.0% plus, in each case, an amount ranging from 0.50% to 1.50% per annum depending on San Mateo’s Consolidated Total Leverage Ratio (as defined in the San Mateo Credit Facility). If San Mateo borrows funds as a Eurodollar loan, such borrowings will bear interest at a rate equal to (x) the Adjusted LIBO Rate for the chosen interest period plus (y) an amount ranging from 1.50% to 2.50% per annum depending on San Mateo’s Consolidated Total Leverage Ratio. If San Mateo has outstanding borrowings under the San Mateo Credit Facility and interest rates increase, so will San Mateo’s interest costs, which may have a material adverse effect on San Mateo’s results of operations and financial condition.
A commitment fee of 0.30% to 0.50% per annum, depending on the unused availability under the San Mateo Credit Facility, is also paid quarterly in arrears. The Company includes this commitment fee, any amortization of deferred financing costs (including origination and amendment fees) and annual agency fees, if any, as interest expense and in its interest rate calculations and related disclosures. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense, of 2.50 or more.
Subject to certain exceptions, the San Mateo Credit Facility contains various covenants that limit San Mateo’s and its restricted subsidiaries’ ability to take certain actions, including, but not limited to, the following:

•	incur indebtedness or grant liens on any of San Mateo’s assets;

•	enter into hedging agreements;

•	declare or pay dividends, distributions or redemptions;

•	merge or consolidate;

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016

NOTE 6 — DEBT — Continued

•	make any loans or investments;

•	engage in transactions with affiliates;

•	engage in certain asset dispositions, including a sale of all or substantially all of San Mateo’s assets; and

•	issue equity interests in San Mateo or its subsidiaries.
If an event of default exists under the San Mateo Credit Facility, the lenders will be able to accelerate the maturity of the borrowings and exercise other rights and remedies. Events of default include, but are not limited to, the following events:

•	failure to pay any principal or interest on the outstanding borrowings or any reimbursement obligation under any letter of credit when due or any fees or other amounts within certain grace periods;

•	failure to perform or otherwise comply with the covenants and obligations in the San Mateo Credit Facility or other loan documents, subject, in certain instances, to certain grace periods;

•	bankruptcy or insolvency events involving San Mateo or its subsidiaries; and

•	a change of control, as defined in the San Mateo Credit Facility.
The Company believes that San Mateo was in compliance with the terms of the San Mateo Credit Facility at December 31, 2018.
Senior Unsecured Notes
On April 14, 2015, Matador issued $400.0 million of 6.875% senior notes due 2023 (the “Original 2023 Notes”) in a private placement at par value. The Original 2023 Notes were later exchanged for a like principal amount of 6.875% senior notes due 2023 (the “2023 Exchange Notes”) that have been registered under the Securities Act of 1933, as amended (the “Securities Act”), at par value. On December 9, 2016, Matador issued $175.0 million of 6.875% senior notes due 2023 (the “Additional 2023 Notes”) in a private placement, at 105.5% of par, plus accrued interest from October 15, 2016, resulting in an effective interest rate of 5.5%. The Company received net proceeds of approximately $181.5 million, including the issue premium, but after deducting the initial purchasers’ discounts and estimated offering expenses and excluding accrued interest paid by buyers of the Additional 2023 Notes. The Additional 2023 Notes were later exchanged for a like principal amount of 6.875% senior notes due 2023 that have been registered under the Securities Act (together with the 2023 Exchange Notes, the “2023 Notes”).
On August 21, 2018, the Company issued $750.0 million of 5.875% senior notes due 2026 (the “Original 2026 Notes”) in a private placement at par value (the “2026 Notes Offering”). The Company received net proceeds of approximately $740.0 million, after deducting the initial purchasers’ discounts and offering expenses. In conjunction with the 2026 Notes Offering, in August and September 2018, respectively, the Company completed a tender offer to purchase for cash and subsequent redemption of all of the 2023 Notes (the “2023 Notes Tender Offer and Redemption”). The Company used a portion of the net proceeds from the 2026 Notes Offering to fund the 2023 Notes Tender Offer and Redemption. In connection with the 2023 Notes Tender Offer and Redemption, the Company incurred a loss of $31.2 million, including total payments of $30.4 million to holders of the 2023 Notes as a result of the tender premium and the required 105.156% redemption price payable pursuant to the 2023 Notes indenture.
On October 4, 2018, the Company issued an additional $300.0 million of 5.875% senior notes due 2026 (the “Additional 2026 Notes”). The Additional 2026 Notes were issued pursuant to, and are governed by, the same indenture governing the Original 2026 Notes (the “Indenture”). The Additional 2026 Notes were issued at 100.5% of par, plus accrued interest from August 21, 2018. The Company received net proceeds from this offering of approximately $297.3 million, including the issue premium, but after deducting the initial purchasers’ discounts and estimated offering expenses and excluding accrued interest from August 21, 2018 paid by the initial purchasers of the Additional 2026 Notes. The proceeds from this offering were used to repay a portion of the outstanding borrowings under the Credit Agreement, which were incurred in connection with the BLM Acquisition.
In December 2018, the Company exchanged substantially all of the Original 2026 Notes and Additional 2026 Notes for a like principal amount of 5.875% senior notes due 2026 that have been registered under the Securities Act (the “Notes”). The terms of the Notes are substantially the same as the terms of the Original 2026 Notes and Additional 2026 Notes except that the transfer restrictions, registration rights and provisions for additional interest relating to the Original 2026 Notes and Additional 2026 Notes do not apply to the Notes. The Notes will mature September 15, 2026, and interest is payable on the Notes semi-

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016

NOTE 6 — DEBT — Continued

annually in arrears on each March 15 and September 15. The Notes are guaranteed on a senior unsecured basis by certain subsidiaries of the Company (the “Guarantors”). San Mateo and its subsidiaries are not Restricted Subsidiaries under the Indenture or Guarantors of the Notes (see Note 16).
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
December 31, 2018, 2017 and 2016

NOTE 6 — DEBT — Continued

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

The outstanding borrowings of $40.0 million at December 31, 2018 under the Credit Agreement mature on October 31, 2023. The outstanding borrowings of $220.0 million at December 31, 2018 under the San Mateo Credit Facility mature on December 19, 2023. The $1.05 billion of outstanding Notes at December 31, 2018 mature on September 15, 2026.
NOTE 7 — INCOME TAXES
Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company’s net deferred tax position as of December 31, 2018 and 2017 is as follows (in thousands).

	December 31,
	2018	2017
Deferred tax assets
Unrealized loss on derivatives	$—	$3,200
Net operating loss carryforwards	116,374	118,134
Percentage depletion carryover	1,624	1,582
Basis increase related to the San Mateo transaction	—	18,382
Other	9,115	—
Total deferred tax assets	127,113	141,298
Valuation allowance on deferred tax assets	(6,519)	(89,482)
Total deferred tax assets, net of valuation allowance	120,594	51,816
Deferred tax liabilities
Unrealized gain on derivatives	(10,468)	—
Property and equipment	(100,634)	(40,568)
Other	(2,256)	(11,248)
Total deferred tax liabilities	(113,358)	(51,816)
Net deferred tax assets	$7,236	$—
At December 31, 2018, the Company had net operating loss carryforwards of $511.3 million for federal income tax purposes and $156.4 million for state income tax purposes available to offset future taxable income, as limited by the applicable provisions, and which expire at various dates beginning in 2027 for the federal net operating loss carryforwards. The state net operating loss carryforwards begin expiring at various dates beginning in 2024; however, the significant portion of the Company’s state net operating loss carryforwards expire beginning in 2027.
At December 31, 2017 and 2016, the Company’s deferred tax assets exceeded its deferred tax liabilities due to the deferred tax assets generated by impairment charges recorded in 2016 and 2015. As a result, the Company established a valuation allowance against most of the deferred tax assets beginning in the third quarter of 2015 and retained a full valuation allowance at December 31, 2017 due to uncertainties regarding the future utilization of its deferred tax assets. Due to a variety

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016
NOTE 7 — INCOME TAXES — Continued

of factors, including the Company’s significant net income in 2017 and 2018, the Company’s federal valuation allowance and a portion of the Company’s state valuation allowance were reversed at December 31, 2018 as the deferred tax assets were determined to be more likely than not to be utilized. As a portion of the Company’s state net operating loss carryforwards are not expected to be utilized before expiration, a valuation allowance will continue to be recognized until the state deferred tax assets are more likely than not to be utilized.
 The current income tax (benefit) provision and the deferred income tax (benefit) provision for the years ended December 31, 2018, 2017 and 2016 were comprised of the following (in thousands).

	Year Ended December 31,
	2018	2017	2016
Current income tax (benefit) provision
Federal income tax	$(455)	$(8,178)	$(1,144)
State income tax	—	21	108
Net current income tax benefit	$(455)	$(8,157)	$(1,036)
Deferred income tax (benefit) provision
Federal income tax	$(20,457)	$—	$—
State income tax	13,221	—	—
Net deferred income tax benefit	$(7,236)	$—	$—
Reconciliations of the tax expense (benefit) computed at the statutory federal rate to the Company’s total income tax benefit for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands).

	Year Ended December 31,
	2018	2017	2016
Federal tax expense (benefit) at statutory rate (1)	$61,543	$45,447	$(34,333)
State income tax	16,181	368	539
Permanent differences	(2,488)	(4,740)	(499)
Federal alternative minimum tax	—	—	1,144
AMT credit refundable	455	8,178	—
Tax Cuts and Jobs Act rate change	—	51,525	—
Change in federal valuation allowance	(80,003)	(101,917)	33,688
Change in state valuation allowance	(2,924)	1,139	(539)
Net deferred income tax benefit	(7,236)	—	—
Net current income tax benefit	(455)	(8,157)	(1,036)
Total income tax benefit	$(7,691)	$(8,157)	$(1,036)
__________________

(1)	The statutory federal tax rate was 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016.
The Company files a United States federal income tax return and several state tax returns, a number of which remain open for examination. The earliest tax year open for examination for the federal, the State of New Mexico and the State of Louisiana tax returns is 2015. The earliest tax year open for examination for the State of Texas tax return is 2014.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained by examination. Therefore, at December 31, 2018, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Cuts and Jobs Act, the Company revalued its deferred tax assets and liabilities at December 31, 2017, which resulted in a $51.5 million tax provision. As the Company maintained a valuation allowance against its federal and state deferred tax assets at December 31, 2017, a corresponding reduction in the valuation allowance was recorded against this

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016
NOTE 7 — INCOME TAXES — Continued

tax provision; therefore, there was no net impact to the Company’s consolidated statement of operations for the year ended December 31, 2017 as a result of this corporate income tax rate change.
Corporate alternative minimum taxes were also repealed under the Tax Cuts and Jobs Act; therefore, corporate alternative minimum tax carryforwards are expected to be refunded. As a result, the Company recorded $0.5 million and $8.2 million, respectively, as a current income tax benefit in its consolidated statements of operations for the years ended December 31, 2018 and 2017.
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
In 2012, the Board of Directors adopted and shareholders approved the 2012 Long-Term Incentive Plan (as subsequently amended and restated, the “2012 Incentive Plan”). As of December 31, 2018, the 2012 Incentive Plan provided for a maximum of 8,700,000 shares of common stock in the aggregate that may be issued by the Company pursuant to grants of stock options, restricted stock, stock appreciation rights, restricted stock units or other performance awards. The persons eligible to receive awards under the 2012 Incentive Plan include employees, directors, contractors or advisors of the Company. The primary purpose of the 2012 Incentive Plan is to attract and retain key employees, directors, contractors or advisors of the Company. With the adoption of the 2012 Incentive Plan, the Company does not plan to make any future awards under the 2003 Plan, but the 2003 Plan will remain in place until all awards outstanding under that plan have been settled.
The 2003 Plan and the 2012 Incentive Plan are administered by the independent members of the Board of Directors, which, upon recommendation of the Compensation Committee of the Board of Directors, determine the number of options, restricted shares or other awards to be granted, the effective dates, the terms of the grants and the vesting periods. The Company typically uses newly issued shares of common stock to satisfy option exercises or restricted share grants. At December 31, 2018, all stock-based compensation awards granted since 2012 have been granted under the 2012 Incentive Plan and substantially all are equity-based awards for which the fair value is fixed at the grant date, while all stock-based compensation awards granted prior to January 1, 2012 were granted under the 2003 Plan and are liability-based awards for which the fair value is remeasured at each reporting period.
Stock Options
Historically, stock option awards have been granted to purchase the Company’s common stock at an exercise price equal to the fair market value on the date of grant, a typical vesting period of three or four years and a typical maximum term of five, six or ten years.
The fair value of the 67,500, 75,000 and 77,500 stock option awards outstanding under the 2003 Plan at December 31, 2018, 2017 and 2016, respectively, was estimated using the following weighted average assumptions.

	2018	2017	2016
Stock option pricing model	Black Scholes Merton	Black Scholes Merton	Black Scholes Merton
Expected option life	1.14 years	2.14 years	3.14 years
Risk-free interest rate	2.48%	1.98%	1.70%
Volatility	37.94%	43.60%	47.07%
Dividend yield	—%	—%	—%
Estimated forfeiture rate	—%	—%	—%

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016

NOTE 8 — STOCK-BASED COMPENSATION — Continued

The weighted average grant date fair value for stock option awards granted under the 2012 Incentive Plan was estimated using the following weighted average assumptions during the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016
Stock option pricing model	Black Scholes Merton	Black Scholes Merton	Black Scholes Merton
Expected option life	4.00 years	4.00 years	3.96 years
Risk-free interest rate	2.51%	1.77%	1.08%
Volatility	45.17%	47.00%	45.68%
Dividend yield	—%	—%	—%
Estimated forfeiture rate	2.24%	3.66%	1.16%
Weighted average fair value of stock option awards granted during the year	$12.64	$10.49	$5.65
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
Summarized information about stock options outstanding at December 31, 2018 under the 2003 Plan and the 2012 Incentive Plan is as follows.

	Number of options (in thousands)	Weighted average exercise price
Options outstanding at December 31, 2017	3,064	$21.14
Options granted	563	$29.68
Options exercised	(383)	$13.84
Options forfeited	(18)	$26.33
Options expired	(1)	$26.86
Options outstanding at December 31, 2018	3,225	$23.48

	Options outstanding at December 31, 2018			Options exercisable at December 31, 2018
Range of exercise prices	Shares outstanding (in thousands)	Weighted average remaining contractual life	Weighted average exercise price	Shares exercisable (in thousands)	Weighted average exercise price
$9.00	68	1.14	$9.00	68	$9.00
$13.22 - $15.00	615	2.13	$14.98	3	$13.22
$19.71 - $22.70	727	1.10	$21.92	706	$21.93
$23.40 - $29.68	1,815	3.91	$26.79	556	$24.65
At December 31, 2018, the aggregate intrinsic value was $0.8 million for outstanding options and $0.4 million for exercisable options, based on the Company’s quoted closing market price of $15.53 per share on that date. The remaining weighted average contractual term of exercisable options at December 31, 2018 was 2.88 years.
The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $7.0 million, $13.2 million and $1.6 million, respectively. The tax related benefit realized from the exercise of stock options totaled $5.7 million, $5.0 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
At December 31, 2018, the total remaining unrecognized compensation expense related to unvested stock options was approximately $9.3 million and the weighted average remaining requisite service period (vesting period) of all unvested stock options was 1.65 years.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016

NOTE 8 — STOCK-BASED COMPENSATION — Continued

The fair value of options vested during 2018, 2017 and 2016 was $11.8 million, $2.1 million and $3.0 million, respectively.
Restricted Stock, Restricted Stock Units and Common Stock
The Company has granted stock, restricted stock and restricted stock unit awards to employees, outside directors and advisors of the Company under the 2003 Plan and the 2012 Incentive Plan. The stock and restricted stock are issued upon grant, with the restrictions, if any, being removed upon vesting. The restricted stock units are issued upon vesting, unless the recipient makes an election to defer issuance for a set term after vesting. Restricted stock and restricted stock units granted in 2018, 2017 and 2016 were service based awards and vest over the service period, which is one to four years. All restricted stock and restricted stock unit awards outstanding at December 31, 2018 were granted under the 2012 Incentive Plan.
A summary of the non-vested restricted stock and restricted stock units as of December 31, 2018 is presented below (in thousands, except fair value).

	Restricted Stock		Restricted Stock Units
Non-vested restricted stock and restricted stock units	Shares	Weighted average fair value	Shares	Weighted average fair value
Non-vested at December 31, 2017	1,104	$22.59	65	$23.36
Granted	759	$29.45	64	$27.69
Vested	(475)	$23.87	(71)	$23.90
Forfeited	(32)	$27.20	—	—
Non-vested at December 31, 2018	1,356	$25.87	58	$27.48
At December 31, 2018, the aggregate intrinsic value for the restricted stock and restricted stock units outstanding was $22.0 million as calculated based on the maximum number of shares of restricted stock and restricted stock units vesting, using the Company’s quoted closing market price of $15.53 per share on that date.
At December 31, 2018, the total remaining unrecognized compensation expense related to unvested restricted stock and restricted stock units was approximately $22.0 million and the weighted average remaining requisite service period (vesting period) of all non-vested restricted stock and restricted stock units was 0.90 years.
The fair value of restricted stock and restricted stock units vested during 2018, 2017 and 2016 was $13.0 million, $9.9 million and $4.6 million, respectively.
Summary
During the years ended December 31, 2018, 2017 and 2016, the total expense attributable to stock options was $6.3 million, $7.1 million and $5.9 million, respectively. At December 31, 2018, 2017 and 2016, the Company recorded a decrease of $1.1 million and increases of $0.4 million and $1.4 million to long-term liabilities, respectively, related to its outstanding liability-based stock options. The Company did not settle any liability-based awards in cash for the years ended December 31, 2018, 2017 and 2016, respectively.
During the years ended December 31, 2018, 2017 and 2016, the total expense attributable to restricted stock and restricted stock units was $15.3 million, $12.9 million and $6.6 million, respectively. During the year ended December 31, 2018, the Company capitalized $4.4 million related to stock-based compensation and expensed the remaining $17.2 million.
The total tax benefit recognized for all stock-based compensation was $4.8 million, $6.8 million and $4.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
In February 2019, the Company granted awards to certain of its employees of 428,005 service-based restricted stock units to be settled in cash, which are liability instruments, and 428,005 performance-based stock units, which are equity instruments. The performance-based stock units vest in an amount between zero and 200% based on the Company’s relative total shareholder return over the three-year period ending December 31, 2021, as compared to a designated peer group. The service-based restricted stock units vest ratably over three years, and the performance-based stock units vest after completion of the three-year performance period.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016
NOTE 9 — EMPLOYEE BENEFIT PLANS

401(k) Plan
All full-time Company employees are eligible to join the Company’s defined contribution retirement plan the first day of the calendar month immediately following their date of employment. Each employee may contribute up to the maximum allowable under the Internal Revenue Code. Each year, the Company makes a contribution to the plan which equals 3% of the employee’s annual compensation, referred to as the Employer’s Safe Harbor Non-Elective Contribution, which totaled $1.1 million, $0.9 million and $0.7 million in 2018, 2017 and 2016, respectively. In addition, each year, the Company may make a discretionary matching contribution, as well as additional contributions. The Company’s discretionary matching contributions totaled $1.4 million, $1.1 million and $0.9 million in 2018, 2017 and 2016, respectively. The Company made no additional contributions in any reporting period presented.
NOTE 10 — EQUITY
Common Stock
On May 17, 2018, the Company completed a public offering of 7,000,000 shares of its common stock. After deducting offering costs totaling approximately $0.2 million, the Company received net proceeds of approximately $226.4 million. The proceeds from this offering were used to acquire additional leasehold and mineral acres in the Delaware Basin, to fund certain midstream initiatives in the Delaware Basin and for general corporate purposes, including to fund a portion of the Company’s capital expenditures. Pending such uses, the Company used a portion of the proceeds from the offering to repay the $45.0 million in borrowings then outstanding under the Credit Agreement.
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
Treasury Stock
On October 25, 2018, November 1, 2017, and October 27, 2016, Matador’s Board of Directors canceled all of the shares of treasury stock outstanding as of September 30, 2018, 2017 and 2016, respectively. These shares were restored to the status of authorized but unissued shares of common stock of the Company.
The shares of treasury stock outstanding at December 31, 2018, 2017 and 2016 represent forfeitures of non-vested restricted stock awards and forfeitures of fully vested restricted stock awards due to net share settlements with employees.
Preferred Stock
The Company’s Amended and Restated Certificate of Formation authorizes 2,000,000 shares of preferred stock. Before any such shares are issued, the Board of Directors shall fix and determine the designations, preferences, limitations and relative rights, including voting rights of the shares of each such series.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016

NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, the Company uses derivative financial instruments to mitigate its exposure to commodity price risk associated with oil, natural gas and NGL prices. The Company records derivative financial instruments on its consolidated balance sheets as either assets or liabilities measured at fair value. The Company has elected not to apply hedge accounting for its existing derivative financial instruments. As a result, the Company recognizes the change in derivative fair value between reporting periods currently in its consolidated statements of operations as an unrealized gain or loss. The fair value of the Company’s derivative financial instruments is determined using industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value of money and (iii) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. The Company has evaluated and considered the credit standings of its counterparties in determining the fair value of its derivative financial instruments.
At December 31, 2018, the Company had various costless collar and swap contracts open and in place to mitigate its exposure to oil and natural gas price volatility, each with a specific term (calculation period), notional quantity (volume hedged) and price floor and ceiling and fixed price for the swaps. Each contract is set to expire at varying times during 2019 and 2020.
 The following is a summary of the Company’s open costless collar contracts for oil and natural gas at December 31, 2018.

		Notional Quantity (Bbl or MMBtu)	Weighted Average Price Floor ($/Bbl or $/MMBtu)	Weighted Average Price Ceiling ($/Bbl or $/MMBtu)	Fair Value of Asset (Liability) (thousands)

Commodity	Calculation Period
Oil	01/01/2019 - 12/31/2019	3,720,000	$53.55	$72.22	$31,531
Natural Gas	01/01/2019 - 12/31/2019	2,400,000	$2.50	$3.80	164
Total open costless collar contracts					$31,695
The following is a summary of the Company’s open three-way costless collar contracts for oil at December 31, 2018. Open three-way costless collars consist of a long put (the floor), a short call (the ceiling) and a long call that limits losses on the upside.

Commodity	Calculation Period		Notional Quantity (Bbl)	Weighted Average Price Floor ($/Bbl)	Weighted Average Price, Short Call ($/Bbl)	Weighted Average Price, Long Call ($/Bbl)		Fair Value of Asset (Liability) (thousands)
Oil	01/01/2019 - 12/31/2019		1,320,000	$60.00	$75.00	$78.85		$18,114
Natural Gas	01/01/2019 - 12/31/2019	2.50	4,800,000	$2.50	$3.00	3.24	120	120
Total open three-way costless collar contracts								$18,234
The following is a summary of the Company’s open basis swaps contracts for oil at December 31, 2018.

Commodity	Calculation Period	Notional Quantity (Bbl or Gal)	Fixed Price ($/Bbl or $/Gal)	Fair Value of Asset (Liability) (thousands)
Oil Basis Swaps	01/01/2020 - 12/31/2020	1,200,000	$(0.15)	$(83)
Total open swap contracts				$(83)
At December 31, 2018, the Company had an aggregate asset value for open derivative financial instruments of $49.8 million.
The Company’s derivative financial instruments are subject to master netting arrangements, and the Company’s counterparties allow for cross-commodity master netting provided the settlement dates for the commodities are the same. The Company does not present different types of commodities with the same counterparty on a net basis in its consolidated balance sheets.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016

NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued

The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the consolidated balance sheets as of December 31, 2018 and December 31, 2017 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the consolidated balance sheets	Net amounts presented in the consolidated balance sheets
December 31, 2018
Current assets	$53,136	$(3,207)	$49,929
Long-term liabilities	(83)	—	(83)
Total	$53,053	$(3,207)	$49,846
December 31, 2017
Current assets	$131,092	$(129,902)	$1,190
Current liabilities	(146,331)	129,902	(16,429)
Total	$(15,239)	$—	$(15,239)

The following table summarizes the location and aggregate fair value of all derivative financial instruments recorded in the consolidated statements of operations for the periods presented (in thousands). These derivative financial instruments are not designated as hedging instruments.

		Year Ended December 31,
Type of Instrument	Location in Statement of Operations	2018	2017	2016
Derivative Instrument
Oil	Revenues: Realized gain (loss) on derivatives	$3,741	$(3,657)	$5,851
Natural Gas	Revenues: Realized (loss) gain on derivatives	(1,407)	(608)	3,435
NGLs	Revenues: Realized loss on derivatives	—	(56)	—
Realized gain (loss) on derivatives		2,334	(4,321)	9,286
Oil	Revenues: Unrealized gain (loss) on derivatives	65,991	2,638	(18,969)
Natural Gas	Revenues: Unrealized (loss) gain on derivatives	(906)	7,077	(22,269)
Unrealized gain (loss) on derivatives		65,085	9,715	(41,238)
Total		$67,419	$5,394	$(31,952)

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016

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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of December 31, 2018 and 2017 (in thousands).

	Fair Value Measurements at December 31, 2018 using
Description
	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$49,562	$—	$49,562
Natural gas derivatives	—	284	—	284
Total	$—	$49,846	$—	$49,846

	Fair Value Measurements at December 31, 2017 using
Description
	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$(16,429)	$—	$(16,429)
Natural gas derivatives	—	1,190	—	1,190
Total	$—	$(15,239)	$—	$(15,239)
Additional disclosures related to derivative financial instruments are provided in Note 11. For purposes of fair value measurement, the Company determined that derivative financial instruments (e.g., oil, natural gas and NGL derivatives) should be classified at Level 2 in the fair value hierarchy.
Other Fair Value Measurements
 At December 31, 2018 and 2017, the carrying values reported on the consolidated balance sheets for accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners, amounts due to joint ventures and other current liabilities approximate their fair values due to their short-term maturities.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016

NOTE 12 — FAIR VALUE MEASUREMENTS — Continued

At December 31, 2018, the carrying values of the borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
At December 31, 2018 and 2017, the fair value of the Notes and the 2023 Notes was $968.9 million and $614.1 million, respectively, based on quoted market prices, which represents Level 1 inputs in the fair value hierarchy.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination, lease and well equipment inventory when the market value is determined to be lower than the cost of the inventory and other property and equipment that are reduced to fair value when they are impaired or held for sale. The Company recorded no impairment to its lease and well equipment inventory or other property and equipment in 2018 and 2017.
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
The following is a schedule of future minimum lease payments required under all office lease agreements as of December 31, 2018 (in thousands).

Year Ending December 31,	Amount
2019	$3,091
2020	3,914
2021	3,877
2022	4,009
2023	4,141
Thereafter	9,921
Total	$28,953
Rent expense, including fees for operating expenses and consumption of electricity, was $2.7 million, $2.6 million and $2.9 million for 2018, 2017 and 2016, respectively.
Processing, Transportation and Salt Water Disposal Commitments
Delaware Basin — Loving County, Texas Natural Gas Processing
In late 2015, the Company entered into a 15-year, fixed-fee natural gas gathering and processing agreement whereby the Company committed to deliver the anticipated natural gas production from a significant portion of its Loving County, Texas acreage in West Texas through the counterparty’s gathering system for processing at the counterparty’s facilities. Under this agreement, if the Company does not meet the volume commitment for transportation and processing at the facilities in a contract year, it may be required to pay a deficiency fee per MMBtu of natural gas deficiency. At the end of each year of the agreement, the Company can elect to have the previous year’s actual transportation and processing volumes be the new minimum commitment for each of the remaining years of the contract. As such, the Company has the ability to unilaterally reduce the gathering and processing commitment if the Company’s production in the Loving County area is less than the Company’s currently projected production. If the Company ceased operations in this area at December 31, 2018, the total deficiency fee required to be paid would be approximately $7.6 million. In addition, if the Company elects to reduce the gathering and processing commitment in any year, the Company has the ability to elect to increase the committed volumes in any future year to the originally agreed gathering and processing commitment. Any quantity in excess of the volume commitment delivered in a contract year can be carried over to the next contract year for purposes of calculating that year’s natural gas deficiency. The Company paid approximately $15.4 million and $14.4 million in processing and gathering fees under this agreement during the years ended December 31, 2018 and 2017, respectively. The Company can elect to either sell

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016

NOTE 13 — COMMITMENTS AND CONTINGENCIES — Continued

the residue gas to the counterparty at the tailgate of its processing plants or have the counterparty deliver to the Company the residue gas in-kind to be sold to third parties downstream of the plants.
Delaware Basin — Eddy County, New Mexico Natural Gas Transportation
In late 2017, the Company entered into an 18-year, fixed-fee natural gas transportation agreement whereby the Company committed to deliver a portion of the residue gas production at the tailgate of the Black River Processing Plant to transport through the counterparty’s pipeline. Under this agreement, if the Company does not meet the volume commitment for transportation in a contract year, the Company will owe the fees to transport the committed volume whether or not the committed volume is utilized. The minimum contractual obligation at December 31, 2018 was approximately $20.1 million. The Company paid approximately $3.3 million and $0.2 million in transportation fees, which included no deficiency fees, under this agreement during the years ended December 31, 2018 and 2017, respectively.
In late 2017, the Company also entered into a fixed-fee NGL transportation and fractionation agreement whereby the Company committed to deliver its NGL production at the tailgate of the Black River Processing Plant. The Company is committed to deliver a minimum volume of NGLs to the counterparty upon construction and completion of a pipeline expansion and a fractionation facility by the counterparty, which is currently expected to be completed in 2020. The Company has no rights to compel the counterparty to construct this pipeline extension or fractionation facility. If the counterparty does not construct the pipeline extension and fractionation facility, then the Company does not have any minimum volume commitments under the agreement. If the counterparty constructs the pipeline extension and fractionation facility on or prior to February 28, 2021, then the Company will have a commitment to deliver a minimum volume of NGLs for seven years following the completion of the pipeline extension and fractionation facility. If the Company does not meet its NGL volume commitment in any quarter during the seven-year commitment period, it will be required to pay a deficiency fee per gallon of NGL deficiency. Should the pipeline extension and fractionation facility be completed on or prior to February 28, 2021, the minimum obligation during the seven-year period would be approximately $132.3 million.
In April 2018, the Company entered into a short-term natural gas transportation agreement whereby the Company committed to deliver a portion of the residue gas production at the tailgate of the Black River Processing Plant to transport through the counterparty’s pipeline. Under this short-term agreement, the Company will owe the fees to transport the committed volume whether or not the committed volume is transported through the counterparty’s pipeline. The minimum contractual obligation under this short-term contract at December 31, 2018 was approximately $2.7 million. This short-term agreement ends on September 30, 2019. The Company paid approximately $1.9 million in transportation fees under this agreement during the year ended December 31, 2018.
In April 2018, the Company also entered into a 16-year, fixed-fee natural gas transportation agreement that begins on October 1, 2019, whereby the Company committed to deliver a portion of the residue gas production at the tailgate of the Black River Processing Plant to transport through the counterparty’s pipeline. The Company will owe the fees to transport the committed volume whether or not the committed volume is transported through the counterparty’s pipeline. The minimum contractual obligation at December 31, 2018 was approximately $56.8 million.
In May 2018, the Company also entered into a 10-year, fixed-fee natural gas sales agreement whereby the Company committed to deliver residue gas through the counterparty’s pipeline to the Texas Gulf Coast beginning on the in-service date of such pipeline, which is expected to be operational in late 2019. If the Company does not meet the volume commitment specified in the natural gas sales agreement, it may be required to pay a deficiency fee per MMBtu of natural gas deficiency. The minimum contractual obligation at December 31, 2018 was approximately $200.6 million.
Delaware Basin — San Mateo
In February 2017, the Company dedicated its current and future leasehold interests in the Rustler Breaks and Wolf asset areas pursuant to 15-year, fixed-fee natural gas, oil and salt water gathering agreements and salt water disposal agreements with subsidiaries of San Mateo. In addition, the Company dedicated its current and future leasehold interests in the Rustler Breaks asset area pursuant to a 15-year, fixed-fee natural gas processing agreement (collectively with the gathering and salt water disposal agreements, the “Operational Agreements”). San Mateo provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The minimum contractual obligation under the Operational Agreements at December 31, 2018 was approximately $221.1 million.
During the first quarter of 2018, a subsidiary of San Mateo entered into agreements for additional field compression and an amine gas treatment unit to maximize the operation of the Black River Processing Plant. Since inception, San Mateo’s

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016

NOTE 13 — COMMITMENTS AND CONTINGENCIES — Continued

commitments under these agreements totaled $24.9 million. The subsidiary of San Mateo paid approximately $21.3 million under these agreements during the year ended December 31, 2018. As of December 31, 2018, the remaining obligations under these agreements were $3.6 million, which are expected to be paid during 2019.
Other Commitments
The Company does not own or operate its own drilling rigs, but instead enters into contracts with third parties for such drilling rigs. These contracts establish daily rates for the drilling rigs and the term of the Company’s commitment for the drilling services to be provided. The Company would incur a termination obligation if the Company elected to terminate a contract and if the drilling contractor were unable to secure replacement work for the contracted drilling rigs at the same daily rates being charged to the Company prior to the end of their respective contract terms. The Company’s undiscounted minimum outstanding aggregate termination obligations under its drilling rig contracts were approximately $28.4 million at December 31, 2018.
At December 31, 2018, the Company had outstanding commitments to participate in the drilling and completion of various non-operated wells. If all of these wells are drilled and completed as proposed, the Company’s minimum outstanding aggregate commitments for its participation in these non-operated wells were approximately $24.3 million at December 31, 2018. The Company expects these costs to be incurred within the next year.
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

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016
NOTE 14 — SUPPLEMENTAL DISCLOSURES

Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at December 31, 2018 and 2017 (in thousands).

	December 31,
	2018	2017
Accrued evaluated and unproved and unevaluated property costs	$86,318	$105,347
Accrued midstream properties costs	16,808	14,823
Accrued lease operating expenses	12,705	12,611
Accrued interest on debt	22,448	8,345
Accrued asset retirement obligations	1,350	1,176
Accrued partners’ share of joint interest charges	17,037	27,628
Other	14,189	4,418
Total accrued liabilities	$170,855	$174,348
Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the years ended December 31, 2018, 2017 and 2016 (in thousands).

	Year Ended December 31,
	2018	2017	2016
Cash paid for income taxes	$—	$—	$2,895
Cash paid for interest expense, net of amounts capitalized	$29,474	$32,760	$27,464
Increase in asset retirement obligations related to mineral properties	$2,614	$4,385	$3,817
Increase (decrease) in asset retirement obligations related to midstream properties	$686	$(60)	$222
(Decrease) increase in liabilities for oil and natural gas properties capital expenditures	$(16,802)	$48,929	$1,775
Increase (decrease) in liabilities for midstream properties capital expenditures	$2,499	$(955)	$(588)
Issuance of restricted stock units for director and advisor services	$—	$—	$992
Stock-based compensation (benefit) expense recognized as liability	$(1,069)	$362	$569
(Decrease) increase in liabilities for accrued cost to issue equity	$—	$(343)	$343
Increase in liabilities for accrued cost to issue debt	$232	$—	$—
Transfer of inventory from (to) oil and natural gas properties	$409	$(374)	$395
Transfer of inventory to midstream and other property and equipment	$—	$(317)	$—
The following table provides a reconciliation of cash and restricted cash recorded in the consolidated balance sheets to cash and restricted cash as presented on the consolidated statements of cash flows (in thousands).

	Year Ended December 31,
	2018	2017	2016
Cash	$64,545	$96,505	$212,884
Restricted cash	19,439	5,977	1,258
Total cash and restricted cash	$83,984	$102,482	$214,142

NOTE 15 — SEGMENT INFORMATION
The Company operates in two business segments: (i) exploration and production and (ii) midstream. The exploration and production segment is engaged in the acquisition, exploration and development of oil and natural gas properties and is currently focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana and East Texas. The midstream segment conducts midstream operations in

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016
NOTE 15 — SEGMENT INFORMATION — Continued

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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Year Ended December 31, 2018
Oil and natural gas revenues	$794,261	$6,439	$—	$—	$800,700
Midstream services revenues	—	86,737	—	(64,817)	21,920
Sales of purchased natural gas	902	6,169	—	—	7,071
Lease bonus - mineral acreage	2,489	—	—	—	2,489
Realized gain on derivatives	2,334	—	—	—	2,334
Unrealized gain on derivatives	65,085	—	—	—	65,085
Expenses (1)	487,539	44,098	69,508	(64,817)	536,328
Operating income (loss) (2)	$377,532	$55,247	$(69,508)	$—	$363,271
Total assets	$2,910,326	$439,953	$105,239	$—	$3,455,518
Capital expenditures (3)	$1,335,690	$166,407	$2,562	$—	$1,504,659
_____________________

(1)
Includes depletion, depreciation and amortization expenses of $252.3 million and $10.5 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $2.4 million.

(2)	Includes $25.6 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.

(3)
Includes $656.9 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $80.2 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016
NOTE 15 — SEGMENT INFORMATION — Continued

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

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016

 NOTE 16 — SUBSIDIARY GUARANTORS

The Notes are jointly and severally guaranteed by certain subsidiaries of Matador (the “Guarantor Subsidiaries”) on a full and unconditional basis (except for customary release provisions). At December 31, 2018, the Guarantor Subsidiaries were 100% owned by Matador. Matador is a parent holding company and has no independent assets or operations, and there are no significant restrictions on the ability of Matador to obtain funds from the Guarantor Subsidiaries by dividend or loan. San Mateo and its subsidiaries (the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes.
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

Condensed Consolidating Balance Sheet December 31, 2018
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Intercompany receivable	$1,244,405	$29,816	$—	$(1,274,221)	$—
Current assets	4,109	34,027	267,549	—	305,685
Net property and equipment	—	379,052	2,743,812	—	3,122,864
Investment in subsidiaries	1,490,401	—	95,346	(1,585,747)	—
Long-term assets	23,897	1,479	11,095	(9,502)	26,969
Total assets	$2,762,812	$444,374	$3,117,802	$(2,869,470)	$3,455,518
LIABILITIES AND EQUITY
Intercompany payable	$—	$—	$1,274,221	$(1,274,221)	$—
Current liabilities	22,874	27,988	279,884	(724)	330,022
Senior unsecured notes payable	1,037,837	—	—		1,037,837
Other long-term liabilities	13,221	230,263	73,296	(8,778)	308,002
Total equity attributable to Matador Resources Company	1,688,880	95,346	1,490,401	(1,585,747)	1,688,880
Non-controlling interest in subsidiaries	—	90,777	—	—	90,777
Total liabilities and equity	$2,762,812	$444,374	$3,117,802	$(2,869,470)	$3,455,518

Condensed Consolidating Balance Sheet December 31, 2017
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Intercompany receivable	$585,109	$2,912	$—	$(588,021)	$—
Third-party current assets	2,240	9,334	245,596	—	257,170
Net property and equipment	—	223,178	1,658,278	—	1,881,456
Investment in subsidiaries	1,147,295	—	111,077	(1,258,372)	—
Third-party long-term assets	6,425	—	3,642	(3,003)	7,064
Total assets	$1,741,069	$235,424	$2,018,593	$(1,849,396)	$2,145,690
LIABILITIES AND EQUITY
Intercompany payable	$—	$—	$588,021	$(588,021)	$—
Third-party current liabilities	8,847	19,891	254,142	(274)	282,606
Senior unsecured notes payable	574,073	—	—	—	574,073
Other third-party long-term liabilities	1,593	3,466	29,135	(2,729)	31,465
Total equity attributable to Matador Resources Company	1,156,556	111,077	1,147,295	(1,258,372)	1,156,556
Non-controlling interest in subsidiaries	—	100,990	—	—	100,990
Total liabilities and equity	$1,741,069	$235,424	$2,018,593	$(1,849,396)	$2,145,690

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016

 NOTE 16 — SUBSIDIARY GUARANTORS — Continued

Condensed Consolidating Statement of Operations For the Year Ended December 31, 2018
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$98,665	$865,725	$(64,791)	$899,599
Total expenses	4,935	46,236	549,948	(64,791)	536,328
Operating (loss) income	(4,935)	52,429	315,777	—	363,271
Net loss on asset sales and inventory impairment	—	—	(196)	—	(196)
Interest expense	(40,994)	(333)	—	—	(41,327)
Prepayment penalty on extinguishment of debt	(31,226)	—	—	—	(31,226)
Other income	565	62	924	—	1,551
Earnings in subsidiaries	343,106	—	26,601	(369,707)	—
Income before income taxes	266,516	52,158	343,106	(369,707)	292,073
Total income tax benefit	(7,691)	—	—	—	(7,691)
Net income attributable to non-controlling interest in subsidiaries	—	(25,557)	—	—	(25,557)
Net income attributable to Matador Resources Company shareholders	$274,207	$26,601	$343,106	$(369,707)	$274,207

Condensed Consolidating Statement of Operations For the Year Ended December 31, 2017
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$47,883	$531,508	$(35,115)	$544,276
Total expenses	5,610	21,260	391,680	(35,115)	383,435
Operating (loss) income	(5,610)	26,623	139,828	—	160,841
Net gain on asset sales and inventory impairment	—	—	23	—	23
Interest expense	(34,565)	—	—	—	(34,565)
Other income	27	37	3,487	—	3,551
Earnings in subsidiaries	157,589	—	14,251	(171,840)	—
Income before income taxes	117,441	26,660	157,589	(171,840)	129,850
Total income tax (benefit) provision	(8,426)	269	—	—	(8,157)
Net income attributable to non-controlling interest in subsidiaries	—	(12,140)	—	—	(12,140)
Net income attributable to Matador Resources Company shareholders	$125,867	$14,251	$157,589	$(171,840)	$125,867

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016

 NOTE 16 — SUBSIDIARY GUARANTORS — Continued

Condensed Consolidating Statement of Operations For the Year Ended December 31, 2016
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$17,302	$257,828	$(10,708)	$264,422
Total expenses	5,319	7,031	439,947	(10,708)	441,589
Operating (loss) income	(5,319)	10,271	(182,119)	—	(177,167)
Net gain on asset sales and inventory impairment	—	—	107,277	—	107,277
Interest expense	(28,199)	—	—	—	(28,199)
Other expense	—	—	(4)	—	(4)
(Loss) earnings in subsidiaries	(64,349)	—	9,810	54,539	—
(Loss) income before income taxes	(97,867)	10,271	(65,036)	54,539	(98,093)
Total income tax (benefit) provision	(446)	97	(687)	—	(1,036)
Net income attributable to non-controlling interest in subsidiaries	—	(364)	—	—	(364)
Net (loss) income attributable to Matador Resources Company shareholders	$(97,421)	$9,810	$(64,349)	$54,539	$(97,421)

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2018
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(657,860)	$35,119	$1,231,264	$—	$608,523
Net cash used in investing activities	—	(162,147)	(1,310,776)	(42,330)	(1,515,253)
Net cash provided by financing activities	658,030	140,205	47,667	42,330	888,232
Increase (decrease) in cash and restricted cash	170	13,177	(31,845)	—	(18,498)
Cash and restricted cash at beginning of year	286	5,663	96,533	—	102,482
Cash and restricted cash at end of year	$456	$18,840	$64,688	$—	$83,984

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2017
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(307,982)	$21,308	$585,799	$—	$299,125
Net cash provided by (used in) investing activities	33	(114,852)	(597,870)	(106,595)	(819,284)
Net cash provided by (used in) financing activities	208,440	96,307	(2,843)	106,595	408,499
Decrease in cash and restricted cash	(99,509)	2,763	(14,914)	—	(111,660)
Cash and restricted cash at beginning of year	99,795	2,900	111,447	—	214,142
Cash and restricted cash at end of year	$286	$5,663	$96,533	$—	$102,482

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2016
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(45,215)	$6,694	$172,607	$—	$134,086
Net cash used in investing activities	(324,724)	(64,999)	(443,817)	384,801	(448,739)
Net cash provided by financing activities	469,654	60,110	322,743	(384,801)	467,706
Increase in cash and restricted cash	99,715	1,805	51,533	—	153,053
Cash and restricted cash at beginning of year	80	1,095	59,914	—	61,089
Cash and restricted cash at end of year	$99,795	$2,900	$111,447	$—	$214,142

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2018, 2017 and 2016
NOTE 17 — SUBSEQUENT EVENTS

On February 25, 2019, the Company announced the formation of San Mateo Midstream II, LLC (“San Mateo II”), a strategic joint venture with a subsidiary of Five Point designed to expand the Company’s midstream operations in the Delaware Basin, specifically in Eddy County, New Mexico. San Mateo II is owned 51% by the Company and 49% by Five Point. In addition, Five Point has committed to pay $125 million of the first $150 million of capital expenditures incurred by San Mateo II to develop facilities in the Stebbins area and the Stateline asset area. The Company has the ability to earn up to $150 million in deferred performance incentives over the next five years, plus additional performance incentives for securing volumes from third-party customers.
In connection with the formation of San Mateo II, the Company dedicated to San Mateo II acreage in the Stebbins area and the Stateline asset area pursuant to 15-year, fixed-fee agreements for oil, natural gas and salt water gathering, natural gas processing and salt water disposal (collectively, the “San Mateo II Operational Agreements”). San Mateo II will provide the Company with firm service under each of the San Mateo II Operational Agreements in exchange for certain minimum volume commitments. The minimum contractual obligation under the San Mateo II Operational Agreements at inception was approximately $363.8 million and begins in 2020.

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2018, 2017 and 2016

SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES
Costs Incurred
The following table summarizes costs incurred and capitalized by the Company in the acquisition, exploration and development of oil and natural gas properties for the years ended December 31, 2018, 2017 and 2016 (in thousands).

	Year Ended December 31,
	2018	2017	2016
Property acquisition costs
Proved	$4,788	$45,270	$—
Unproved and unevaluated	633,502	214,662	108,206
Exploration costs	229,974	167,213	113,562
Development costs	467,426	326,012	158,113
Total costs incurred (1)	$1,335,690	$753,157	$379,881
__________________

(1)	Excludes midstream-related development and corporate costs of approximately $169.0 million, $119.8 million and $74.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Property acquisition costs are costs incurred to purchase, lease or otherwise acquire oil and natural gas properties, including both unproved and unevaluated leasehold and purchases of reserves in place. For the years ended December 31, 2018, 2017 and 2016, most of the Company’s property acquisition costs resulted from the acquisition of unproved and unevaluated leasehold and mineral interests.
Exploration costs are costs incurred in identifying areas of these oil and natural gas properties that may warrant further examination and in examining specific areas that are considered to be prospective for oil and natural gas, including costs of drilling exploratory wells, geological and geophysical costs, and costs of carrying and retaining unproved and unevaluated properties. Exploration costs may be incurred before or after acquiring the related oil and natural gas properties. For the years ended December 31, 2018, 2017 and 2016, the Company capitalized $17.7 million, $1.8 million and $3.6 million, respectively, of geological and geophysical costs, which are included as exploration costs in the table above.
Development costs are costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing oil and natural gas. Development costs include the costs of preparing well locations for drilling, drilling and equipping development wells and acquiring, constructing and installing production facilities.
Costs incurred also include newly established asset retirement obligations, as well as changes to asset retirement obligations resulting from revisions in cost estimates or abandonment dates. Asset retirement obligations included in the table above were approximately $4.0 million, $4.8 million and $4.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Capitalized general and administrative expenses that are directly related to acquisition, exploration and development activities are also included in the table above. The Company capitalized $28.3 million, $23.1 million and $15.7 million of these internal costs for the years ended December 31, 2018, 2017 and 2016, respectively, excluding midstream-related capitalized general and administrative expenses. Capitalized interest expense for qualifying projects is also included in the table above. The Company capitalized $8.8 million, $7.3 million and $3.7 million of its interest expense for the years ended December 31, 2018, 2017 and 2016, respectively.
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

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2018, 2017 and 2016
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued

The Company reports its production and proved reserves in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Where the Company produces liquids-rich natural gas, such as in the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas and the Eagle Ford shale in South Texas, the economic value of the NGLs associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the NGLs are extracted and sold. The Company’s oil and natural gas reserves estimates for the years ended December 31, 2018, 2017 and 2016 were prepared by the Company’s engineering staff in accordance with guidelines established by the SEC and then audited for their reasonableness and conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers.
Oil and natural gas reserves are estimated using then-current operating and economic conditions, with no provision for price and cost escalations in future periods except by contractual arrangements. The commodity prices used to estimate oil and natural gas reserves are based on unweighted, arithmetic averages of first-day-of-the-month oil and natural gas prices for the previous 12-month period. For the period from January through December 2018, these average oil and natural gas prices were $62.04 per Bbl and $3.10 per MMBtu, respectively. For the period from January through December 2017, these average oil and natural gas prices were $47.79 per Bbl and $2.98 per MMBtu, respectively. For the period from January through December 2016, these average oil and natural gas prices were $39.25 per Bbl and $2.48 per MMBtu, respectively.
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

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2018, 2017 and 2016
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued

	Net Proved Reserves
	Oil	Natural Gas	Oil Equivalent
	(MBbl)	(MMcf)	(MBOE)
Total at December 31, 2015	45,644	236,901	85,127
Revisions of prior estimates	(6,440)	(28,481)	(11,187)
Extensions and discoveries	22,869	114,730	41,992
Production	(5,096)	(30,501)	(10,180)
Total at December 31, 2016	56,977	292,649	105,752
Revisions of prior estimates	3,847	34,395	9,580
Purchases of minerals-in-place	5,257	7,348	6,482
Extensions and discoveries	28,513	99,935	45,169
Production	(7,851)	(38,163)	(14,212)
Total at December 31, 2017	86,743	396,164	152,771
Revisions of prior estimates	5,908	32,497	11,326
Purchases of minerals-in-place	446	900	596
Extensions and discoveries	41,445	169,224	69,646
Production	(11,141)	(47,311)	(19,026)
Total at December 31, 2018	123,401	551,474	215,313
Proved Developed Reserves
December 31, 2015	17,129	101,447	34,037
December 31, 2016	22,604	126,759	43,731
December 31, 2017	36,966	190,109	68,651
December 31, 2018	53,223	246,229	94,261
Proved Undeveloped Reserves
December 31, 2015	28,515	135,454	51,090
December 31, 2016	34,373	165,890	62,021
December 31, 2017	49,777	206,055	84,120
December 31, 2018	70,178	305,245	121,052
The following is a discussion of the changes in the Company’s proved oil and natural gas reserves estimates for the years ended December 31, 2018, 2017 and 2016.
The Company’s proved oil and natural gas reserves increased to 215,313 MBOE at December 31, 2018 from 152,771 MBOE at December 31, 2017. The Company’s proved oil and natural gas reserves increased by 81,568 MBOE and the Company produced 19,026 MBOE during the year ended December 31, 2018, resulting in a net increase of 62,542 MBOE. An increase of 69,646 MBOE in proved oil and natural gas reserves was a result of extensions and discoveries during the year, which was primarily attributable to drilling operations in the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company’s proved oil and natural gas reserves increased by 11,326 MBOE during 2018 as a result of revisions of prior estimates, which were attributable to better-than-projected well performance from certain wells and higher weighted average oil and natural gas prices used to estimate proved reserves in 2018, as compared to 2017. The Company also added 596 MBOE in proved oil and natural gas reserves in 2018 as a result of purchases of minerals-in-place in the Delaware Basin. The Company’s proved developed oil and natural gas reserves increased to 94,261 MBOE at December 31, 2018 from 68,651 MBOE at December 31, 2017, primarily due to proved developed reserves added as a result of drilling operations in the Wolfcamp and Bone Spring plays in the Delaware Basin. At December 31, 2018, the Company’s proved reserves were made up of approximately 57% oil and 43% natural gas and were approximately 44% proved developed and approximately 56% proved undeveloped.
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
December 31, 2018, 2017 and 2016
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued

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
As noted previously, for the period from January through December 2018, the unweighted, arithmetic averages of first-day-of-the-month oil and natural gas prices were $62.04 per Bbl and $3.10 per MMBtu, respectively. For the period from January through December 2017, the comparable average oil and natural gas prices were $47.79 per Bbl and $2.98 per MMBtu, respectively. For the period from January through December 2016, the comparable average oil and natural gas prices were $39.25 per Bbl and $2.48 per MMBtu, respectively.
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
December 31, 2018, 2017 and 2016
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued

The following table presents the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2018, 2017 and 2016 (in thousands).

	Year Ended December 31,
	2018	2017	2016
Future cash inflows	$8,822,004	$5,249,116	$2,684,877
Future production costs	(2,713,043)	(1,759,495)	(927,725)
Future development costs	(1,384,916)	(1,029,105)	(630,280)
Future income tax expense	(710,222)	(228,622)	(24,742)
Future net cash flows	4,013,823	2,231,894	1,102,130
10% annual discount for estimated timing of cash flows	(1,763,210)	(973,248)	(527,087)
Standardized measure of discounted future net cash flows	$2,250,613	$1,258,646	$575,043
The following table summarizes the changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2018, 2017 and 2016 (in thousands).

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of period	$1,258,646	$575,043	$529,181
Net change in sales and transfer prices and in production (lifting) costs related to future production	574,381	374,370	(92,477)
Changes in estimated future development costs	(347,038)	(298,504)	(74,142)
Sales and transfers of oil and natural gas produced during the period	(631,596)	(403,095)	(191,908)
Purchases of reserves in place	9,227	97,225	—
Net change due to extensions and discoveries	1,078,935	677,681	360,033
Net change due to revisions in estimates of reserves quantities	175,440	143,749	(95,917)
Previously estimated development costs incurred during the period	279,799	151,974	84,519
Accretion of discount	103,085	54,623	51,779
Other	3,600	(3,929)	(1,962)
Net change in income taxes	(253,866)	(110,491)	5,937
Standardized measure of discounted future net cash flows	$2,250,613	$1,258,646	$575,043

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2018, 2017 and 2016

SELECTED QUARTERLY FINANCIAL INFORMATION
The following table presents selected unaudited quarterly financial information for 2018 (in thousands, except per share data).

	December 31	September 30	June 30	March 31
2018
Oil and natural gas revenues	$193,445	$216,282	$209,019	$181,954
Third-party midstream services revenues	8,636	6,809	3,407	3,068
Sales of purchased gas	7,071	—	—	—
Lease bonus - mineral acreage	2,489	—	—	—
Realized gain (loss) on derivatives	3,656	5,424	(2,488)	(4,258)
Unrealized gain (loss) on derivatives	74,577	(21,337)	1,429	10,416
Expenses	141,811	139,325	137,374	117,818
Other expense	(11,666)	(42,738)	(8,356)	(8,438)
Income before income taxes	136,397	25,115	65,637	64,924
Income tax benefit	(7,691)	—	—	—
Net income	144,088	25,115	65,637	64,924
Net income attributable to non-controlling interest in subsidiaries	(7,375)	(7,321)	(5,831)	(5,030)
Net income attributable to Matador Resources Company shareholders	$136,713	$17,794	$59,806	$59,894
Earnings per common share
Basic	$1.18	$0.15	$0.53	$0.55
Diluted	$1.17	$0.15	$0.53	$0.55
The following table presents selected unaudited quarterly financial information for 2017 (in thousands, except per share data).

	December 31	September 30	June 30	March 31
2017
Oil and natural gas revenues	$165,125	$134,948	$113,764	$114,847
Third-party midstream services revenues	3,326	3,218	2,099	1,555
Realized (loss) gain on derivatives	(3,145)	485	558	(2,219)
Unrealized (loss) gain on derivatives	(11,734)	(12,372)	13,190	20,631
Expenses	112,547	99,730	90,622	80,536
Other expense	(6,741)	(8,570)	(7,302)	(8,378)
Income before income taxes	34,284	17,979	31,687	45,900
Income tax benefit	(8,157)	—	—	—
Net income	42,441	17,979	31,687	45,900
Net income attributable to non-controlling interest in subsidiaries	(4,106)	(2,940)	(3,178)	(1,916)
Net income attributable to Matador Resources Company shareholders	$38,335	$15,039	$28,509	$43,984
Earnings per common share
Basic	$0.36	$0.15	$0.28	$0.44
Diluted	$0.35	$0.15	$0.28	$0.44