Form 10-Q
period 2019-03-31
Matador Resources Co
filed 2019-05-03
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 1, 2019, there were 116,598,207 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except par value and share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$20,758	$64,545
Restricted cash	25,954	19,439
Accounts receivable
Oil and natural gas revenues	74,699	68,161
Joint interest billings	56,632	61,831
Other	19,344	16,159
Derivative instruments	4,795	49,929
Lease and well equipment inventory	18,779	17,564
Prepaid expenses and other assets	8,993	8,057
Total current assets	229,954	305,685
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	3,943,423	3,780,236
Unproved and unevaluated	1,235,264	1,199,511
Midstream properties	457,456	428,025
Other property and equipment	24,848	22,041
Less accumulated depletion, depreciation and amortization	(2,383,815)	(2,306,949)
Net property and equipment	3,277,176	3,122,864
Other assets
Deferred income taxes	18,065	20,457
Other assets	58,103	6,512
Total other assets	76,168	26,969
Total assets	$3,583,298	$3,455,518
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$48,068	$66,970
Accrued liabilities	173,113	170,855
Royalties payable	57,276	64,776
Amounts due to affiliates	4,413	13,052
Derivative instruments	161	—
Advances from joint interest owners	4,672	10,968
Amounts due to joint ventures	2,433	2,373
Other current liabilities	38,287	1,028
Total current liabilities	328,423	330,022
Long-term liabilities
Borrowings under Credit Agreement	140,000	40,000
Borrowings under San Mateo Credit Facility	220,000	220,000
Senior unsecured notes payable	1,038,229	1,037,837
Asset retirement obligations	30,290	29,736
Derivative instruments	507	83
Deferred income taxes	12,903	13,221
Other long-term liabilities	21,417	4,962
Total long-term liabilities	1,463,346	1,345,839
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock - $0.01 par value, 160,000,000 shares authorized; 116,593,623 and 116,374,503 shares issued; and 116,388,175 and 116,353,590 shares outstanding, respectively	1,166	1,164
Additional paid-in capital	1,946,466	1,924,408
Accumulated deficit	(253,224)	(236,277)
Treasury stock, at cost, 205,448 and 20,913 shares, respectively	(3,585)	(415)
Total Matador Resources Company shareholders’ equity	1,690,823	1,688,880
Non-controlling interest in subsidiaries	100,706	90,777
Total shareholders’ equity	1,791,529	1,779,657
Total liabilities and shareholders’ equity	$3,583,298	$3,455,518

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues
Oil and natural gas revenues	$193,269	$181,954
Third-party midstream services revenues	11,838	3,068
Sales of purchased natural gas	11,231	—
Realized gain (loss) on derivatives	3,270	(4,258)
Unrealized (loss) gain on derivatives	(45,719)	10,416
Total revenues	173,889	191,180
Expenses
Production taxes, transportation and processing	19,665	17,791
Lease operating	31,163	22,148
Plant and other midstream services operating	9,316	4,220
Purchased natural gas	10,634	—
Depletion, depreciation and amortization	76,866	55,369
Accretion of asset retirement obligations	414	364
General and administrative	18,290	17,926
Total expenses	166,348	117,818
Operating income	7,541	73,362
Other income (expense)
Interest expense	(17,929)	(8,491)
Other (expense) income	(110)	53
Total other expense	(18,039)	(8,438)
(Loss) income before income taxes	(10,498)	64,924
Income tax (benefit) provision
Deferred	(1,013)	—
Total income tax benefit	(1,013)	—
Net (loss) income	(9,485)	64,924
Net income attributable to non-controlling interest in subsidiaries	(7,462)	(5,030)
Net (loss) income attributable to Matador Resources Company shareholders	$(16,947)	$59,894
(Loss) earnings per common share
Basic	$(0.15)	$0.55
Diluted	$(0.15)	$0.55
Weighted average common shares outstanding
Basic	115,315	108,913
Diluted	115,315	109,412

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three Months Ended March 31, 2019

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2019	116,375	$1,164	$1,924,408	$(236,277)	21	$(415)	$1,688,880	$90,777	$1,779,657
Issuance of common stock pursuant to employee stock compensation plan	6	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	3	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	5,802	—	—	—	5,802	—	5,802
Stock options exercised, net of options forfeited in net share settlements	210	2	3,109	—	—	—	3,111	—	3,111
Restricted stock forfeited	—	—	—	—	184	(3,170)	(3,170)	—	(3,170)
Contribution related to formation of San Mateo I, net of tax of $3.1 million (see Note 7)	—	—	11,613	—	—	—	11,613	—	11,613
Contribution of property related to formation of San Mateo II (see Note 7)	—	—	(506)	—	—	—	(506)	506	—
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	2,040	—	—	—	2,040	10,291	12,331
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(8,330)	(8,330)
Current period net (loss) income	—	—	—	(16,947)	—	—	(16,947)	7,462	(9,485)
Balance at March 31, 2019	116,594	$1,166	$1,946,466	$(253,224)	205	$(3,585)	$1,690,823	$100,706	$1,791,529

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(in thousands)
For the Three Months Ended March 31, 2018

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2018	108,514	$1,085	$1,666,024	$(510,484)	3	$(69)	$1,156,556	$100,990	$1,257,546
Issuance of common stock pursuant to employee stock compensation plan	697	7	(7)	—	—	—	—	—	—
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	6	1	(1)	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	5,390	—	—	—	5,390	—	5,390
Stock options exercised, net of options forfeited in net share settlements	130	1	(1,918)	—	—	—	(1,917)	—	(1,917)
Restricted stock forfeited	—	—	—	—	82	(2,377)	(2,377)	—	(2,377)
Contributions related to formation of San Mateo I (see Note 7)	—	—	14,700	—	—	—	14,700	—	14,700
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	29,400	29,400
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(4,900)	(4,900)
Current period net income	—	—	—	59,894	—	—	59,894	5,030	64,924
Balance at March 31, 2018	109,347	$1,094	$1,684,188	$(450,590)	85	$(2,446)	$1,232,246	$130,520	$1,362,766

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net (loss) income	$(9,485)	$64,924
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Unrealized loss (gain) on derivatives	45,719	(10,416)
Depletion, depreciation and amortization	76,866	55,369
Accretion of asset retirement obligations	414	364
Stock-based compensation expense	4,587	4,179
Deferred income tax benefit	(1,013)	—
Amortization of debt issuance cost	643	365
Changes in operating assets and liabilities
Accounts receivable	(3,873)	3,268
Lease and well equipment inventory	(1,465)	(3,806)
Prepaid expenses	(936)	(674)
Other assets	9,809	(249)
Accounts payable, accrued liabilities and other current liabilities	(41,621)	15,184
Royalties payable	(7,500)	1,627
Advances from joint interest owners	(6,297)	6,063
Other long-term liabilities	(6,608)	(49)
Net cash provided by operating activities	59,240	136,149
Investing activities
Oil and natural gas properties capital expenditures	(182,288)	(183,422)
Midstream capital expenditures	(33,340)	(36,806)
Expenditures for other property and equipment	(807)	(526)
Proceeds from sale of assets	1,555	—
Net cash used in investing activities	(214,880)	(220,754)
Financing activities
Borrowings under Credit Agreement	100,000	—
Proceeds from stock options exercised	3,150	164
Contributions related to formation of San Mateo I	14,700	14,700
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	12,330	29,400
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(8,330)	(4,900)
Taxes paid related to net share settlement of stock-based compensation	(3,208)	(4,458)
Cash paid under financing lease obligations	(274)	—
Net cash provided by financing activities	118,368	34,906
Decrease in cash and restricted cash	(37,272)	(49,699)
Cash and restricted cash at beginning of period	83,984	102,482
Cash and restricted cash at end of period	$46,712	$52,783

Supplemental disclosures of cash flow information (Note 11)

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED
NOTE 1 — NATURE OF OPERATIONS
Matador Resources Company, a Texas corporation (“Matador” and, collectively with its subsidiaries, the “Company”), is an independent energy company engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States, with an emphasis on oil and natural gas shale and other unconventional plays. The Company’s current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana and East Texas. Additionally, the Company conducts midstream operations, primarily through its midstream joint ventures, San Mateo Midstream, LLC (“San Mateo I”) and San Mateo Midstream II, LLC (“San Mateo II” and, together with San Mateo I, “San Mateo”), in support of the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and salt water gathering services and salt water disposal services to third parties.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements, Basis of Presentation, Consolidation and Significant Estimates
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) but do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019 (the “Annual Report”). The Company consolidates certain subsidiaries and joint ventures that are less than wholly-owned and are not involved in oil and natural gas exploration, including San Mateo, and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification (“ASC”), Consolidation (Topic 810). The Company proportionately consolidates certain joint ventures that are less than wholly-owned and are involved in oil and natural gas exploration. All intercompany accounts and transactions have been eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all normal, recurring adjustments that are necessary for a fair presentation of the Company’s interim unaudited condensed consolidated financial statements as of March 31, 2019. Amounts as of December 31, 2018 are derived from the Company’s audited consolidated financial statements included in the Annual Report. Certain reclassifications have been made to the December 31, 2018 financial statement amounts in order to conform them to the March 31, 2019 presentations.
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
Change in Accounting Principles
Leases. During the first quarter of 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) and the amendments provided for in ASU 2018-11, Leases (Topic 842), which require the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that the Company chose to apply. These practical expedients relate to (i) the identification and classification of leases that commenced before the effective date, (ii) the treatment of initial direct costs for leases that commenced before the effective date, (iii) the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset and (iv) the ability to initially apply the new lease standard at the adoption date. During the first quarter of 2019, the Company also adopted ASU 2018-01, Leases (Topic 842), which is a land easement practical expedient, and, as a result, the Company began evaluating land easements that are entered into or modified after December 31, 2018. See Note 3 for additional disclosures related to leases.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

The adoption of ASC 842 resulted in the Company recording in the condensed consolidated balance sheet as of March 31, 2019 certain of the Company’s compressor leases, drilling rig leases and office leases, which were previously considered operating leases and not reported on the Company’s condensed consolidated balance sheets. As such, the Company recorded (i) long-term right of use assets of $62.3 million, which are included in “Other assets” and “Other property and equipment” and (ii) net right of use liabilities of $62.3 million, which are included in “Other current liabilities” and “Other long-term liabilities.” There was no cumulative-effect adjustment to the opening balance of accumulated deficit as a result of the adoption of this standard.
Stock Compensation. During the first quarter of 2019, the Company also adopted ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which extends the scope of Topic 718 to include share-based payment transactions related to the acquisition of goods and services from nonemployees. Previously, the Company accounted for stock-based awards to special advisors and contractors under ASC 505-50 as liability instruments, and the fair value of the awards was recalculated each reporting period. Upon adoption, all such awards are now measured at fair value on the grant date and the resulting expense is recognized on a straight-line basis over the awards’ vesting periods. The transitional guidance requires entities to remeasure all unvested awards that are being accounted for under ASC 505-50 as liability instruments as of the beginning of the year in which this ASU is adopted. Adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.
Revenues
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31,
	2019	2018
Revenues from contracts with customers	$216,338	$185,022
Realized gain (loss) on derivatives	3,270	(4,258)
Unrealized (loss) gain on derivatives	(45,719)	10,416
Total revenues	$173,889	$191,180

	Three Months Ended March 31,
	2019	2018
Oil revenues	$154,204	$148,159
Natural gas revenues	39,065	33,795
Third-party midstream services revenues	11,838	3,068
Sales of purchased natural gas	11,231	—
Total revenues from contracts with customers	$216,338	$185,022
Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, the Company is required to perform a ceiling test each quarter that determines a limit, or ceiling, on the capitalized costs of oil and natural gas properties based primarily on the after-tax estimated future net cash flows from oil and natural gas properties using a 10% discount rate and the arithmetic average of first-day-of-the-month oil and natural gas prices for the prior 12-month period. For the three months ended March 31, 2019 and 2018, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and, as a result, no impairment charge was necessary.
The Company capitalized approximately $8.4 million and $7.3 million of its general and administrative costs and approximately $1.6 million and $1.9 million of its interest expense for the three months ended March 31, 2019 and 2018, respectively.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Earnings (Loss) Per Common Share
The Company reports basic earnings attributable to Matador shareholders per common share, which excludes the effect of potentially dilutive securities, and diluted earnings attributable to Matador shareholders per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive.
The following table sets forth the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31,
	2019	2018
Weighted average common shares outstanding
Basic	115,315	108,913
Dilutive effect of options and restricted stock units	—	499
Diluted weighted average common shares outstanding	115,315	109,412
A total of 2.8 million options to purchase shares of Matador’s common stock and 0.4 million restricted stock units were excluded from the diluted weighted average common shares outstanding for the three months ended March 31, 2019 because their effects were anti-dilutive. Additionally, 0.8 million restricted shares, which are participating securities, were excluded from the calculations above for the three months ended March 31, 2019, as the security holders do not have the obligation to share in the losses of the Company.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 3 — LEASES

The Company determines if an arrangement is a lease at inception of the contract. If an arrangement is a lease, the present value of the related lease payments is recorded as a liability and an equal amount is capitalized as a right of use asset on the Company’s interim unaudited condensed consolidated balance sheet. Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s estimated incremental borrowing rate, determined at the lease commencement date using the Company’s average secured borrowing rate, is used to calculate present value. The weighted average estimated incremental borrowing rate used for the three months ended March 31, 2019 was 3.68%. For these purposes, the lease term includes options to extend the lease when it is reasonably certain that the Company will exercise such option. Leases with terms of 12 months or less at inception are not recorded on the interim unaudited condensed consolidated balance sheet unless there is a significant cost to terminate the lease, including the cost of removal of the leased asset. As the Company is the responsible party under these arrangements, the Company records the resulting assets and liabilities on a gross basis in its interim unaudited condensed consolidated balance sheets.
The following table presents supplemental interim unaudited condensed consolidated statement of operations information related to lease expenses, on a gross basis, for the three months ended March 31, 2019 (in thousands). Lease payments represent gross payments to vendors, which, for certain of our operating assets, are partially offset by amounts received from other working interest owners in our operated wells.

Three Months Ended March 31, 2019
Operating leases
Lease operating	$2,242
Plant and other midstream services	31
General and administrative	809
Total operating leases(1)	3,082
Short-term leases
Lease operating	2,209
Plant and other midstream services	1,620
General and administrative	12
Total short-term leases(2)(3)	3,841
Financing leases
Depreciation of assets	209
Interest on lease liabilities	31
Total financing leases	240
Total lease expense	$7,163
_____________________

(1)
Does not include gross payments of $5.3 million related to drilling rig leases that were capitalized and recorded in “Oil and natural gas properties, full-cost method” in the interim unaudited condensed consolidated balance sheet at March 31, 2019.

(2)	These costs are related to leases that are not recorded on the interim unaudited condensed consolidated balance sheet.

(3)
Does not include gross payments of $26.5 million related to drilling rig leases and other equipment rentals that were recorded in the interim unaudited condensed consolidated balance sheet at March 31, 2019.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 3 — LEASES — Continued

The following table presents supplemental interim unaudited condensed consolidated balance sheet information related to leases as of March 31, 2019 (in thousands).

March 31, 2019
Operating leases
Other assets	$51,744
Other current liabilities	$(36,899)
Other long-term liabilities	(20,012)
Total operating lease liabilities	$(56,911)

Financing leases
Other property and equipment, at cost	$3,505
Accumulated depreciation	(634)
Net property and equipment	$2,871
Other current liabilities	$(1,384)
Other long-term liabilities	(1,405)
Total financing lease liabilities	$(2,789)

The following table presents supplemental interim unaudited condensed consolidated cash flow information related to lease payments for the three months ended March 31, 2019 (in thousands).

Three Months Ended March 31, 2019
Cash paid related to lease liabilities
Operating cash payments for operating leases	$2,527
Investing cash payments for operating leases	$5,300
Financing cash payments for financing leases	$274

Right of use assets obtained in exchange for lease obligations entered into during the period
Operating leases	$1,332
Financing leases	$84

The following table presents the maturities of lease liabilities at March 31, 2019 (in years).

Three Months Ended March 31, 2019
Weighted-Average Remaining Lease Term
Operating leases	2.9
Financing leases	2.5

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 3 — LEASES — Continued

The following table presents a schedule of future minimum lease payments required under all lease agreements as of March 31, 2019 and December 31, 2018, respectively (in thousands).

	March 31, 2019
	Operating Leases	Financing Leases
2019	$30,508	$943
2020	12,605	940
2021	3,705	548
2022	3,239	457
2023	3,234	—
Thereafter	7,680	—
Total lease payments	60,971	2,888
Less imputed interest	(4,060)	(99)
Total lease obligations	56,911	2,789
Less current obligations	(36,899)	(1,384)
Long-term lease obligations	$20,012	$1,405

	December 31, 2018
	Operating Leases	Financing Leases
2019	$39,457	$1,240
2020	12,009	913
2021	3,513	534
2022	3,209	455
2023	3,234	—
Thereafter	7,680	—
Total lease payments	69,102	3,142
Less imputed interest	(4,300)	(130)
Total lease obligation	64,802	3,012
Less current obligations	(39,457)	(1,240)
Long-term lease obligations	$25,345	$1,772

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 4 — ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2019 (in thousands).

Beginning asset retirement obligations	$31,086
Liabilities incurred during period	445
Accretion expense	414
Ending asset retirement obligations	31,945
Less: current asset retirement obligations(1)	(1,655)
Long-term asset retirement obligations	$30,290
 _______________

(1)	Included in accrued liabilities in the Company’s interim unaudited condensed consolidated balance sheet at March 31, 2019.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 5 — DEBT

At March 31, 2019, the Company had $1.05 billion of outstanding senior notes due 2026 (the “Notes”), $140.0 million in borrowings outstanding under its revolving credit facility (the “Credit Agreement”) and approximately $13.6 million in outstanding letters of credit issued pursuant to the Credit Agreement. At May 1, 2019, the Company had $1.05 billion of outstanding Notes, $190.0 million in borrowings outstanding under the Credit Agreement and approximately $13.6 million in outstanding letters of credit issued pursuant to the Credit Agreement.
At March 31 and May 1, 2019, San Mateo I had $220.0 million in borrowings outstanding under its revolving credit facility (the “San Mateo Credit Facility”) and approximately $16.2 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility.
Credit Agreements
MRC Energy Company
The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of the Company’s proved oil and natural gas reserves at December 31 and June 30 of each year, respectively. The Company and the lenders may each request an unscheduled redetermination of the borrowing base once between scheduled redetermination dates. In April 2019, the lenders completed their review of the Company’s proved oil and natural gas reserves at December 31, 2018, and, as a result, the borrowing base was increased to $900.0 million. The Company elected to keep the borrowing commitment at $500.0 million, and the maximum facility amount remained $1.5 billion. This April 2019 redetermination constituted the regularly scheduled May 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected commitment. The Credit Agreement matures on October 31, 2023.
The Company believes that it was in compliance with the terms of the Credit Agreement at March 31, 2019.
San Mateo Midstream, LLC
On December 19, 2018, San Mateo I entered into the $250.0 million San Mateo Credit Facility, which matures December 19, 2023. The San Mateo Credit Facility includes an accordion feature, which could expand lender commitments to up to $400.0 million. The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries, as well as San Mateo II, but is guaranteed by San Mateo I’s subsidiaries and secured by substantially all of San Mateo I’s assets, including real property.
The Company believes that San Mateo I was in compliance with the terms of the San Mateo Credit Facility at March 31, 2019.
Senior Unsecured Notes
In August and October 2018, the Company issued $750.0 million and $300.0 million, respectively, of Notes, which have a 5.875% coupon rate. The Notes will mature September 15, 2026, and interest is payable on the Notes semi-annually in arrears on each March 15 and September 15. The Notes are guaranteed on a senior unsecured basis by certain subsidiaries of the Company.
NOTE 6 — INCOME TAXES
The Company’s total income tax benefit for the three months ended March 31, 2019 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax loss due primarily to the impact of permanent differences between book and tax loss at March 31, 2019.
Due to a variety of factors, including the Company’s significant net income in 2017 and 2018, the Company’s federal valuation allowance and a portion of the Company’s state valuation allowance were reversed at December 31, 2018 as the deferred tax assets were determined to be more likely than not to be utilized. As a portion of the Company’s state net operating loss carryforwards are not expected to be utilized before expiration, a valuation allowance will continue to be recognized until the state deferred tax assets are more likely than not to be utilized.
The Company’s deferred tax assets exceeded its deferred tax liabilities at March 31, 2018 due to the deferred tax assets generated by full-cost ceiling impairment charges in prior periods. The Company established a valuation allowance against most of the deferred tax assets beginning in the third quarter of 2015 and retained a full valuation allowance at March 31, 2018 due to uncertainties regarding the future realization of its deferred tax assets.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 7 — EQUITY

Stock-based Compensation
In February 2019, the Company granted awards to certain of its employees of 428,006 service-based restricted stock units to be settled in cash, which are liability instruments, and 428,006 performance-based stock units, which are equity instruments. The performance-based stock units vest in an amount between zero and 200% based on the Company’s relative total shareholder return over the three-year period ending December 31, 2021, as compared to a designated peer group. The service-based restricted stock units vest ratably over three years, and the performance-based stock units vest after completion of the three-year performance period. The fair value of these awards was approximately $16.8 million on the grant date. In April 2019, the Company granted awards to certain of its employees of 259,038 service-based restricted stock units to be settled in cash, which are liability instruments, and 205,361 shares of service-based restricted stock, which are equity instruments. Both the liability instruments and the equity instruments vest ratably over three years. The fair value of these awards was approximately $9.2 million on the grant date.
San Mateo II
On February 25, 2019, the Company announced the formation of San Mateo II, a strategic joint venture with a subsidiary of Five Point Energy LLC (“Five Point”) designed to expand the Company’s midstream operations in the Delaware Basin, specifically in Eddy County, New Mexico. San Mateo II is owned 51% by the Company and 49% by Five Point. In addition, Five Point has committed to pay $125 million of the first $150 million of capital expenditures incurred by San Mateo II to develop facilities in the Stebbins area and surrounding leaseholds (the “Greater Stebbins Area”) and the Stateline asset area. The Company also has the ability to earn up to $150 million in deferred performance incentives over the next five years related to the formation of San Mateo II, plus additional performance incentives for securing volumes from third-party customers. During the three months ended March 31, 2019, the Company contributed $1.0 million of property and Five Point contributed $4.0 million of cash to San Mateo II.
Performance Incentives
In connection with the formation of San Mateo I in 2017, the Company has the ability to earn a total of $73.5 million in performance incentives to be paid by Five Point over a five-year period. The Company earned, and Five Point paid to the Company, $14.7 million in performance incentives during each of the three months ended March 31, 2019 and 2018, and the Company may earn up to an additional $44.1 million in performance incentives over the next three years. These performance incentives are recorded as an increase to additional paid-in capital when received. These performance incentives for the three months ended March 31, 2019 and 2018 are also denoted as “Contributions related to formation of San Mateo I” under “Financing activities” in the Company’s interim unaudited condensed consolidated statements of cash flows and changes in shareholders’ equity.
NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS
At March 31, 2019, the Company had various costless collar, three-way costless collar and swap contracts open and in place to mitigate its exposure to oil and natural gas price volatility, each with a specific term (calculation period), notional quantity (volume hedged) and price floor and ceiling and fixed price for the swaps. Each contract is set to expire at varying times during 2019 and 2020.
The following is a summary of the Company’s open costless collar contracts for oil and natural gas at March 31, 2019.

Commodity	Calculation Period	Notional Quantity (Bbl or MMBtu)	Weighted Average Price Floor ($/Bbl or $/MMBtu)	Weighted Average Price Ceiling ($/Bbl or $/MMBtu)	Fair Value of Asset (Liability) (thousands)
Oil	04/01/2019 - 12/31/2019	4,860,000	$51.16	$71.67	$1,446
Natural Gas	04/01/2019 - 12/31/2019	1,800,000	$2.50	$3.80	36
Total open costless collar contracts					$1,482

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued

The following is a summary of the Company’s open three-way costless collar contracts for oil and natural gas at March 31, 2019. Open three-way costless collars consist of a long put (the floor), a short call (the ceiling) and a long call that limits losses on the upside.

Commodity	Calculation Period	Notional Quantity (Bbl or MMBtu)	Weighted Average Price Floor ($/Bbl or $/MMBtu)	Weighted Average Price, Short Call ($/Bbl or $/MMBtu)	Weighted Average Price, Long Call ($/Bbl or $/MMBtu)	Fair Value of Asset (Liability) (thousands)
Oil	04/01/2019 - 12/31/2019	990,000	$60.00	$75.00	$78.85	$3,298
Natural Gas	04/01/2019 - 12/31/2019	3,600,000	$2.50	$3.00	$3.24	(28)
Total open three-way costless collar contracts						$3,270
The following is a summary of the Company’s open basis swap contracts for oil at March 31, 2019.

Commodity	Calculation Period	Notional Quantity (Bbl)	Fixed Price ($/Bbl)	Fair Value of Asset (Liability) (thousands)
Oil Basis Swaps	01/01/2020 - 12/31/2020	1,200,000	$(0.15)	$(625)
Total open swap contracts				$(625)
At March 31, 2019, the Company had an aggregate asset value for open derivative financial instruments of $4.1 million.
The Company’s derivative financial instruments are subject to master netting arrangements, and the Company’s counterparties allow for cross-commodity master netting provided the settlement dates for the commodities are the same. The Company does not present different types of commodities with the same counterparty on a net basis in its interim unaudited condensed consolidated balance sheets.
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the interim unaudited condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the condensed consolidated balance sheets	Net amounts presented in the condensed consolidated balance sheets
March 31, 2019
Current assets	$9,368	$(4,573)	$4,795
Current liabilities	(4,734)	4,573	(161)
Long-term liabilities	(507)	—	(507)
Total	$4,127	$—	$4,127
December 31, 2018
Current assets	$53,136	$(3,207)	$49,929
Current liabilities	(3,207)	3,207	—
Long-term liabilities	(83)	—	(83)
Total	$49,846	$—	$49,846

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued

The following table summarizes the location and aggregate fair value of all derivative financial instruments recorded in the interim unaudited condensed consolidated statements of operations for the periods presented (in thousands). These derivative financial instruments are not designated as hedging instruments.

		Three Months Ended March 31,
Type of Instrument	Location in Condensed Consolidated Statement of Operations	2019	2018
Derivative Instrument
Oil	Revenues: Realized gain (loss) on derivatives	$3,366	$(4,309)
Natural Gas	Revenues: Realized (loss) gain on derivatives	(96)	51
Realized gain (loss) on derivatives		3,270	(4,258)
Oil	Revenues: Unrealized (loss) gain on derivatives	(45,444)	11,127
Natural Gas	Revenues: Unrealized loss on derivatives	(275)	(711)
Unrealized (loss) gain on derivatives		(45,719)	10,416
Total		$(42,449)	$6,158
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

Level 2
Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that are valued with industry standard models that consider various inputs, including: (i) quoted forward prices for commodities, (ii) time value of money and (iii) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument and can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace.

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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of March 31, 2019 and December 31, 2018 (in thousands).

	Fair Value Measurements at March 31, 2019 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$4,119	$—	$4,119
Natural gas derivatives	—	8	—	8
Total	$—	$4,127	$—	$4,127

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 9 — FAIR VALUE MEASUREMENTS — Continued

	Fair Value Measurements at December 31, 2018 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$49,562	$—	$49,562
Natural gas derivatives	—	284	—	284
Total	$—	$49,846	$—	$49,846
Additional disclosures related to derivative financial instruments are provided in Note 8.
Other Fair Value Measurements
At March 31, 2019 and December 31, 2018, the carrying values reported on the interim unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners, amounts due to joint ventures and other current liabilities approximated their fair values due to their short-term maturities.
At March 31, 2019, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
At March 31, 2019 and December 31, 2018, the fair value of the Notes was $1.05 billion and $0.97 billion, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Salt Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production from certain portions of its acreage for transportation, processing, fractionation, sales and, in the case of salt water, disposal. The Company paid approximately $5.0 million and $4.0 million for deliveries under these agreements during the three months ended March 31, 2019 and 2018, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at March 31, 2019, the total deficiencies required to be paid by the Company under these agreements would be approximately $152.6 million, in addition to the commitments described below.
Future Commitments
In late 2017, the Company entered into a fixed-fee natural gas liquids (“NGL”) transportation and fractionation agreement whereby the Company committed to deliver its NGL production at the tailgate of the Black River cryogenic natural gas processing plant in Eddy County, New Mexico (the “Black River Processing Plant”). The Company is committed to deliver a minimum amount of NGLs to the counterparty upon construction and completion of a pipeline expansion and a fractionation facility by the counterparty, which is currently expected to be completed in 2020. The Company has no rights to compel the counterparty to construct this pipeline extension or fractionation facility. If the counterparty does not construct the pipeline extension and fractionation facility, then the Company does not have any minimum volume commitments under the agreement. If the counterparty constructs the pipeline extension and fractionation facility on or prior to February 28, 2021, then the Company will have a commitment to deliver a minimum amount of NGLs for seven years following the completion of the pipeline extension and fractionation facility. If the Company does not meet its NGL volume commitment in any quarter during the seven-year commitment period, it will be required to pay a deficiency fee per gallon of NGL deficiency. Should the pipeline extension and fractionation facility be completed on or prior to February 28, 2021, the minimum contractual obligation during the seven-year period would be approximately $132.3 million.
In April 2018, the Company also entered into a 16-year, fixed-fee natural gas transportation agreement that begins on October 1, 2019, whereby the Company committed to deliver a portion of the residue gas production at the tailgate of the Black River Processing Plant to transport through the counterparty’s pipeline. The Company will owe the fees to transport the

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 10 — COMMITMENTS AND CONTINGENCIES — Continued

committed volume whether or not the committed volume is transported through the counterparty’s pipeline. The minimum contractual obligation at March 31, 2019 was approximately $56.8 million.
In May 2018, the Company also entered into a 10-year, fixed-fee natural gas sales agreement whereby the Company committed to deliver residue gas through the counterparty’s pipeline to the Texas Gulf Coast beginning on the in-service date of such pipeline, which is expected to be operational in late 2019. If the Company does not meet the volume commitment specified in the natural gas sales agreement, it may be required to pay a deficiency fee per MMBtu of natural gas deficiency. The minimum contractual obligation at March 31, 2019 was approximately $202.3 million.
Delaware Basin — San Mateo
In February 2017, the Company dedicated its current and future leasehold interests in the Rustler Breaks and Wolf asset areas pursuant to 15-year, fixed-fee natural gas, oil and salt water gathering agreements and salt water disposal agreements with subsidiaries of San Mateo I. In addition, the Company dedicated its current and future leasehold interests in the Rustler Breaks asset area pursuant to a 15-year, fixed-fee natural gas processing agreement (collectively with the gathering and salt water disposal agreements, the “Operational Agreements”). San Mateo I provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The minimum contractual obligation under the Operational Agreements at March 31, 2019 was approximately $205.8 million.
In connection with the February 2019 formation of San Mateo II, the Company dedicated to San Mateo II acreage in the Greater Stebbins Area and the Stateline asset area pursuant to 15-year, fixed-fee agreements for oil, natural gas and salt water gathering, natural gas processing and salt water disposal (collectively, the “San Mateo II Operational Agreements”). San Mateo II will provide the Company with firm service under each of the San Mateo II Operational Agreements in exchange for certain minimum volume commitments. The minimum contractual obligation under the San Mateo II Operational Agreements at inception was approximately $363.8 million and begins in 2020.
Legal Proceedings
The Company is a party to several legal proceedings encountered in the ordinary course of its business. While the ultimate outcome and impact on the Company cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 11 — SUPPLEMENTAL DISCLOSURES

Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at March 31, 2019 and December 31, 2018 (in thousands).

	March 31, 2019	December 31, 2018
Accrued evaluated and unproved and unevaluated property costs	$101,955	$86,318
Accrued midstream property costs	12,907	16,808
Accrued lease operating expenses	19,015	12,705
Accrued interest on debt	3,087	22,448
Accrued asset retirement obligations	1,655	1,350
Accrued partners’ share of joint interest charges	15,457	17,037
Other	19,037	14,189
Total accrued liabilities	$173,113	$170,855
Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31,
	2019	2018
Cash paid for interest expense, net of amounts capitalized	$35,326	$—
Increase in asset retirement obligations related to mineral properties	$445	$337
Increase in liabilities for oil and natural gas properties capital expenditures	$16,184	$5,863
(Decrease) increase in liabilities for midstream properties capital expenditures	$(3,908)	$8,090
Stock-based compensation expense (benefit) recognized as liability	$605	$(102)
Transfer of inventory from (to) oil and natural gas properties	$250	$(176)
Transfer of inventory to midstream properties	$—	$(820)
The following table provides a reconciliation of cash and restricted cash recorded in the interim unaudited condensed consolidated balance sheets to cash and restricted cash as presented on the interim unaudited condensed consolidated statements of cash flows (in thousands).

	Three Months Ended March 31,
	2019	2018
Cash	$20,758	$27,030
Restricted cash	25,954	25,753
Total cash and restricted cash	$46,712	$52,783
NOTE 12 — SEGMENT INFORMATION
The Company operates in two business segments: (i) exploration and production and (ii) midstream. The exploration and production segment is engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States and is currently focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana and East Texas. The midstream segment conducts midstream operations in support of the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and salt water gathering services and salt water disposal services to third parties. Substantially all of the Company’s midstream operations in the Rustler Breaks and Wolf asset areas in the Delaware Basin are conducted through San Mateo.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 12 — SEGMENT INFORMATION — Continued

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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended March 31, 2019
Oil and natural gas revenues	$191,663	$1,606	$—	$—	$193,269
Midstream services revenues	—	30,254	—	(18,416)	11,838
Sales of purchased natural gas	—	11,231	—	—	11,231
Realized gain on derivatives	3,270	—	—	—	3,270
Unrealized loss on derivatives	(45,719)	—	—	—	(45,719)
Expenses(1)	141,980	25,834	16,950	(18,416)	166,348
Operating income (loss)(2)	$7,234	$17,257	$(16,950)	$—	$7,541
Total assets	$3,043,375	$477,836	$62,087	$—	$3,583,298
Capital expenditures(3)	$197,611	$29,432	$807	$—	$227,850
_____________________

(1)
Includes depletion, depreciation and amortization expenses of $72.6 million and $3.7 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.6 million.

(2)	Includes $7.5 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.

(3)
Includes $23.1 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $13.7 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 13 — SUBSIDIARY GUARANTORS

The Notes are jointly and severally guaranteed by certain subsidiaries of Matador (the “Guarantor Subsidiaries”) on a full and unconditional basis (except for customary release provisions). At March 31, 2019, the Guarantor Subsidiaries were 100% owned by Matador. Matador is a parent holding company and has no independent assets or operations, and there are no significant restrictions on the ability of Matador to obtain funds from the Guarantor Subsidiaries by dividend or loan. San Mateo and its subsidiaries (the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes.
The following presents condensed consolidating financial information of Matador (as issuer of the Notes), the Non-Guarantor Subsidiaries, the Guarantor Subsidiaries and all entities on a consolidated basis (in thousands). Elimination entries are necessary to combine the entities. This financial information is presented in accordance with the requirements of Rule 3-10 of Regulation S-X. The following financial information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantor Subsidiaries operated as independent entities.

Condensed Consolidating Balance Sheet March 31, 2019
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Intercompany receivable	$1,570,507	$14,257	$—	$(1,584,764)	$—
Current assets	3,787	46,389	179,778	—	229,954
Net property and equipment	—	402,870	2,874,306	—	3,277,176
Investment in subsidiaries	1,146,156	—	105,680	(1,251,836)	—
Long-term assets	21,505	1,428	62,569	(9,334)	76,168
Total assets	$2,741,955	$464,944	$3,222,333	$(2,845,934)	$3,583,298
LIABILITIES AND EQUITY
Intercompany payable	$—	$—	$1,584,764	$(1,584,764)	$—
Current liabilities	—	28,512	300,684	(773)	328,423
Senior unsecured notes payable	1,038,229	—	—	—	1,038,229
Other long-term liabilities	12,903	230,046	190,729	(8,561)	425,117
Total equity attributable to Matador Resources Company	1,690,823	105,680	1,146,156	(1,251,836)	1,690,823
Non-controlling interest in subsidiaries	—	100,706	—	—	100,706
Total liabilities and equity	$2,741,955	$464,944	$3,222,333	$(2,845,934)	$3,583,298

Condensed Consolidating Balance Sheet December 31, 2018
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Intercompany receivable	$1,244,405	$29,816	$—	$(1,274,221)	$—
Current assets	4,109	34,027	267,549	—	305,685
Net property and equipment	—	379,052	2,743,812	—	3,122,864
Investment in subsidiaries	1,490,401	—	95,346	(1,585,747)	—
Long-term assets	23,897	1,479	11,095	(9,502)	26,969
Total assets	$2,762,812	$444,374	$3,117,802	$(2,869,470)	$3,455,518
LIABILITIES AND EQUITY
Intercompany payable	$—	$—	$1,274,221	$(1,274,221)	$—
Current liabilities	22,874	27,988	279,884	(724)	330,022
Senior unsecured notes payable	1,037,837	—	—	—	1,037,837
Other long-term liabilities	13,221	230,263	73,296	(8,778)	308,002
Total equity attributable to Matador Resources Company	1,688,880	95,346	1,490,401	(1,585,747)	1,688,880
Non-controlling interest in subsidiaries	—	90,777	—	—	90,777
Total liabilities and equity	$2,762,812	$444,374	$3,117,802	$(2,869,470)	$3,455,518

Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2019
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$42,876	$149,248	$(18,235)	$173,889
Total expenses	1,035	25,505	158,043	(18,235)	166,348
Operating (loss) income	(1,035)	17,371	(8,795)	—	7,541
Interest expense	(15,787)	(2,142)	—	—	(17,929)
Other expense	—	—	(110)	—	(110)
(Loss) earnings in subsidiaries	(1,138)	—	7,767	(6,629)	—
(Loss) income before income taxes	(17,960)	15,229	(1,138)	(6,629)	(10,498)
Total income tax benefit	(1,013)	—	—	—	(1,013)
Net income attributable to non-controlling interest in subsidiaries	—	(7,462)	—	—	(7,462)
Net (loss) income attributable to Matador Resources Company shareholders	$(16,947)	$7,767	$(1,138)	$(6,629)	$(16,947)

Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2018
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$17,194	$186,480	$(12,494)	$191,180
Total expenses	1,234	6,928	122,150	(12,494)	117,818
Operating (loss) income	(1,234)	10,266	64,330	—	73,362
Interest expense	(8,491)	—	—	—	(8,491)
Other income	6	—	47	—	53
Earnings in subsidiaries	69,613	—	5,236	(74,849)	—
Income before income taxes	59,894	10,266	69,613	(74,849)	64,924
Net income attributable to non-controlling interest in subsidiaries	—	(5,030)	—	—	(5,030)
Net income attributable to Matador Resources Company shareholders	$59,894	$5,236	$69,613	$(74,849)	$59,894

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2019
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(109)	$32,616	$26,733	$—	$59,240
Net cash used in investing activities	—	(29,988)	(184,892)	—	(214,880)
Net cash provided by financing activities	—	3,968	114,400	—	118,368
(Decrease) increase in cash and restricted cash	(109)	6,596	(43,759)	—	(37,272)
Cash and restricted cash at beginning of period	456	18,840	64,688	—	83,984
Cash and restricted cash at end of period	$347	$25,436	$20,929	$—	$46,712

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2018
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(144)	$10,385	$125,908	$—	$136,149
Net cash used in investing activities	—	(36,831)	(204,323)	20,400	(220,754)
Net cash provided by financing activities	—	44,900	10,406	(20,400)	34,906
(Decrease) increase in cash and restricted cash	(144)	18,454	(68,009)	—	(49,699)
Cash and restricted cash at beginning of period	286	5,663	96,533	—	102,482
Cash and restricted cash at end of period	$142	$24,117	$28,524	$—	$52,783

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes thereto contained herein and the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report. The Annual Report is accessible on the SEC’s website at www.sec.gov and on our website at www.matadorresources.com. Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with the “Risk Factors” section of the Annual Report and the section entitled “Cautionary Note Regarding Forward-Looking Statements” below for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.
In this Quarterly Report on Form 10-Q (the “Quarterly Report”), (i) references to “we,” “our” or the “Company” refer to Matador Resources Company and its subsidiaries as a whole (unless the context indicates otherwise), (ii) references to “Matador” refer solely to Matador Resources Company and (iii) references to “San Mateo” refer to San Mateo Midstream, LLC (“San Mateo I”) together with San Mateo Midstream II, LLC (“San Mateo II”). For certain oil and natural gas terms used in this Quarterly Report, please see the “Glossary of Oil and Natural Gas Terms” included with the Annual Report.
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

•
our ability and the ability of San Mateo to construct and operate midstream facilities, including the operation and expansion of our Black River cryogenic natural gas processing plant and the drilling of additional salt water disposal wells;

•	the ability of San Mateo to attract third-party volumes;

•	our costs of exploiting and developing our properties and conducting other operations;

•	general economic conditions;

•	competition in the oil and natural gas industry, including in both the exploration and production and midstream segments;

•	the effectiveness of our risk management and hedging activities;

•	our technology;

•	environmental liabilities;

•	counterparty credit risk;

•	developments in oil-producing and natural gas-producing countries;

•	our future operating results; and

•	our plans, objectives, expectations and intentions contained in this Quarterly Report or in our other filings with the SEC that are not historical.
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
Overview
We are an independent energy company founded in July 2003 engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States, with an emphasis on oil and natural gas shale and other unconventional plays. Our current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. We also operate in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana and East Texas. Additionally, we conduct midstream operations, primarily through San Mateo, in support of our exploration, development and production operations and provide natural gas processing, oil transportation services, oil, natural gas and salt water gathering services and salt water disposal services to third parties.
First Quarter Highlights
For the three months ended March 31, 2019, our total oil equivalent production was 5.4 million BOE, and our average daily oil equivalent production was 59,900 BOE per day, of which 34,500 Bbl per day, or 58%, was oil and 152.5 MMcf per day, or 42%, was natural gas. Our oil production of 3.1 million Bbl for the three months ended March 31, 2019 increased 30% year-over-year from 2.4 million Bbl for the three months ended March 31, 2018. Our natural gas production of 13.7 Bcf for the three months ended March 31, 2019 increased 35% year-over-year from 10.2 Bcf for the three months ended March 31, 2018.
For the first quarter of 2019, we reported a net loss attributable to Matador Resources Company shareholders of approximately $16.9 million, or $0.15 per common share, on a generally accepted accounting principles in the United States (“GAAP”) basis, as compared to net income attributable to Matador Resources Company shareholders of $59.9 million, or $0.55 per diluted common share, for the first quarter of 2018. The net loss of $16.9 million was largely attributable to an unrealized, non-cash loss on derivatives of $45.7 million during the first quarter of 2019, as oil prices increased approximately 32% during this period. For the first quarter of 2019, our Adjusted EBITDA attributable to Matador Resources Company shareholders (“Adjusted EBITDA”), a non-GAAP financial measure, was $124.8 million, as compared to Adjusted EBITDA of $117.3 million during the first quarter of 2018. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “— Liquidity and Capital Resources — Non-GAAP Financial Measures.” For more information regarding our financial results for the first quarter of 2019, see “— Results of Operations” below.

Operations Update
During the first quarter of 2019, we continued our focus on the exploration, delineation and development of our Delaware Basin acreage in Loving County, Texas and Lea and Eddy Counties, New Mexico. We began 2019 operating six drilling rigs in the Delaware Basin and continued to do so at March 31, 2019. We expect to operate these six rigs in the Delaware Basin throughout the remainder of 2019, with four rigs operating between the Rustler Breaks and Antelope Ridge asset areas, one rig operating in the Wolf and Jackson Trust asset areas and one rig operating in the Arrowhead, Ranger and Twin Lakes asset areas, although this rig, in particular, is expected to operate in the Stebbins area and surrounding leaseholds (the “Greater Stebbins Area”) in the southern portion of the Arrowhead asset area for most of the remainder of 2019. We have continued to build significant optionality into our drilling program. While we anticipate operating six drilling rigs for the remainder of 2019, we may consider adjusting our drilling program based upon commodity prices and other economic circumstances.
In October 2018, we added a seventh operated drilling rig to our drilling program on a short-term contract in South Texas to drill up to 10 wells, primarily in the Eagle Ford shale, to take advantage of higher oil and natural gas prices in South Texas, to conduct at least one exploratory test of the Austin Chalk formation and to validate and hold by production almost all of our remaining undeveloped acreage in South Texas. This rig operated in South Texas throughout the fourth quarter of 2018 and into early 2019. In response to declining oil prices in the fourth quarter of 2018 and into early 2019, and in an effort to more closely align our 2019 projected capital expenditures and cash flows, when drilling operations were finalized on the ninth well in early February 2019, this rig was released and was not moved to the Delaware Basin as we had previously anticipated. One of the Eagle Ford shale wells was completed and turned to sales during the fourth quarter of 2018, and four of the remaining eight wells, including one well drilled in the Austin Chalk formation, were completed and turned to sales late in the first quarter of 2019. Of the remaining four Eagle Ford shale wells drilled and completed in the recent South Texas program, two wells on the Haverlah leasehold in Atascosa County were turned to sales in April, and two additional wells on the Lloyd Hurt leasehold are expected to be turned to sales in May 2019.
We completed and turned to sales a total of 36 gross (13.1 net) wells in the Delaware Basin during the first quarter of 2019, including 16 gross (10.6 net) operated horizontal wells, one gross (1.0 net) operated vertical well and 19 gross (1.5 net) non-operated horizontal wells. During the first quarter of 2019, we began producing oil and natural gas from a total of nine gross (4.6 net) wells in the Antelope Ridge asset area, including six gross (4.5 net) operated and three gross (0.1 net) non-operated wells. The six gross operated wells included five Wolfcamp A-Lower completions and one Second Bone Spring completion. In the Rustler Breaks asset area, we began producing oil and natural gas from a total of 15 gross (3.5 net) wells during the first quarter of 2019, including three gross (2.4 net) operated and 12 gross (1.1 net) non-operated wells. Of the three gross operated wells in the Rustler Breaks asset area, one was a Wolfcamp A-XY completion, one was a Wolfcamp B-Blair completion and one was a vertical completion in the Brushy Canyon. In the Wolf and Jackson Trust asset areas, we began producing oil and natural gas from three gross (2.2 net) operated wells during the first quarter of 2019, including two Wolfcamp A-XY completions and one Wolfcamp A-Lower completion. In addition, we began producing oil and natural gas from a total of six gross (1.5 net) wells in the Ranger asset area during the first quarter of 2019, including three gross (1.2 net) operated wells and three gross (0.3 net) non-operated wells. Of the three gross operated wells in the Ranger asset area, one was a Wolfcamp A-XY completion and two were Third Bone Spring completions. Finally, in the Arrowhead asset area, we began producing oil and natural gas from three gross (1.3 net) wells during the first quarter of 2019, including two gross (1.3 net) operated wells, both of which were Second Bone Spring completions, and one gross (less than 0.1 net) non-operated well.
As a result of our ongoing drilling and completion operations in these asset areas, our Delaware Basin production has continued to increase over the past 12 months. Our total Delaware Basin production for the first quarter of 2019 was 52,600 BOE per day, consisting of 32,000 Bbl of oil per day and 123.9 MMcf of natural gas per day, a 41% increase from production of 37,200 BOE per day, consisting of 23,400 Bbl of oil per day and 82.8 MMcf of natural gas per day, in the first quarter of 2018. The Delaware Basin contributed approximately 93% of our daily oil production and approximately 81% of our daily natural gas production in the first quarter of 2019, as compared to approximately 88% of our daily oil production and approximately 73% of our daily natural gas production in the first quarter of 2018.
We did not conduct any operated drilling and completion activities on our leasehold properties in the Haynesville shale and Cotton Valley plays in Northwest Louisiana and East Texas in the first quarter of 2019, although we did participate in two gross (0.4 net) non-operated Haynesville shale wells that were completed and turned to sales.
Midstream Joint Venture
On February 25, 2019, we announced the formation of San Mateo II, a strategic joint venture with a subsidiary of Five Point Energy LLC (“Five Point”) designed to expand our midstream operations in the Delaware Basin, specifically in Eddy County, New Mexico. San Mateo II is owned 51% by us and 49% by Five Point. As part of this transaction, we dedicated to San Mateo II acreage in the Greater Stebbins Area and the Stateline asset area pursuant to 15-year, fixed-fee agreements for oil, natural gas and salt water gathering, natural gas processing and salt water disposal. In addition, Five Point committed to pay $125 million of the first $150 million of capital expenditures incurred by San Mateo II to develop facilities in the Greater

Stebbins Area and the Stateline asset area. Five Point also provided us the opportunity to earn deferred performance incentives of up to $150 million over the next five years as we execute our operational plans in and around the Greater Stebbins Area and the Stateline asset area, plus additional performance incentives for securing volumes from third-party customers.
Critical Accounting Policies
Other than as discussed in Note 2 to the interim unaudited condensed consolidated financial statements in this Quarterly Report related to the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) and the amendments provided for in ASU 2018-11, Leases (Topic 842), along with the adoption of ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, there have been no changes to our critical accounting policies and estimates from those set forth in the Annual Report.
Recent Accounting Pronouncements
See Note 2 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of recent accounting pronouncements that we believe may have an impact on our financial statements upon adoption.
Results of Operations
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Operating Data:
Revenues (in thousands):(1)
Oil	$154,204	$148,159
Natural gas	39,065	33,795
Total oil and natural gas revenues	193,269	181,954
Third-party midstream services revenues	11,838	3,068
Sales of purchased natural gas	11,231	—
Realized gain (loss) on derivatives	3,270	(4,258)
Unrealized (loss) gain on derivatives	(45,719)	10,416
Total revenues	$173,889	$191,180
Net Production Volumes:(1)
Oil (MBbl)(2)	3,107	2,382
Natural gas (Bcf)(3)	13.7	10.2
Total oil equivalent (MBOE)(4)	5,395	4,075
Average daily production (BOE/d)(5)	59,941	45,273
Average Sales Prices:
Oil, without realized derivatives (per Bbl)	$49.64	$62.20
Oil, with realized derivatives (per Bbl)	$50.72	$60.40
Natural gas, without realized derivatives (per Mcf)	$2.85	$3.33
Natural gas, with realized derivatives (per Mcf)	$2.84	$3.33
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

Three Months Ended March 31, 2019 as Compared to Three Months Ended March 31, 2018
Oil and natural gas revenues. Our oil and natural gas revenues increased $11.3 million, or 6%, to $193.3 million for the three months ended March 31, 2019, as compared to $182.0 million for the three months ended March 31, 2018. Our oil revenues increased $6.0 million, or 4%, to $154.2 million for the three months ended March 31, 2019, as compared to $148.2 million for the three months ended March 31, 2018. The increase in oil revenues resulted from the 30% increase in our oil production to 3.1 million Bbl of oil for the three months ended March 31, 2019, as compared to 2.4 million Bbl of oil for the three months ended March 31, 2018. The increase in oil production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin. This increase was partially offset by a lower weighted average oil price realized for the three months ended March 31, 2019 of $49.64 per Bbl, as compared to $62.20 per Bbl realized for the three months ended March 31, 2018. Our natural gas revenues increased by $5.3 million, or 16%, to $39.1 million for the three months ended March 31, 2019, as compared to $33.8 million for the three months ended March 31, 2018. The increase in natural gas revenues resulted from the 35% increase in our natural gas production to 13.7 Bcf for the three months ended March 31, 2019, as compared to 10.2 Bcf for the three months ended March 31, 2018. The increase in natural gas production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin. This increase was partially offset by a 14% decrease in realized natural gas prices for the three months ended March 31, 2019 of $2.85 per Mcf, as compared to $3.33 per Mcf realized for the three months ended March 31, 2018.
Third-party midstream services revenues. Our third-party midstream services revenues increased $8.8 million, or almost four-fold, to $11.8 million for the three months ended March 31, 2019, as compared to $3.1 million for the three months ended March 31, 2018. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to an increase in our third-party salt water gathering and disposal revenues to approximately $5.7 million for the three months ended March 31, 2019, as compared to approximately $1.1 million for the three months ended March 31, 2018. The remaining increase was attributable to an increase in our third-party natural gas gathering and transportation revenues to approximately $4.5 million for the three months ended March 31, 2019, as compared to $1.9 million for the three months ended March 31, 2018.
Sales of purchased natural gas. Our sales of purchased natural gas were $11.2 million for the three months ended March 31, 2019. We had no sales of purchased natural gas for the three months ended March 31, 2018. Sales of purchased natural gas primarily reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we process the third party’s natural gas at the Black River cryogenic natural gas processing plant (the “Black River Processing Plant”) and then purchase, and subsequently sell, the residue gas and natural gas liquids (“NGLs”) to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our interim unaudited condensed consolidated statement of operations.
Realized gain (loss) on derivatives. Our realized net gain on derivatives was $3.3 million for the three months ended March 31, 2019, as compared to a realized net loss of $4.3 million for the three months ended March 31, 2018. We realized a net gain of $3.4 million related to our oil costless collar contracts for the three months ended March 31, 2019, resulting from oil prices that were below the floor prices of certain of our oil costless collar contracts. We realized a net loss of $0.1 million from our natural gas derivative contracts for the three months ended March 31, 2018, resulting from natural gas prices that were above the ceiling prices of certain of our natural gas costless collar contracts. We realized an average gain on our oil derivatives contracts of approximately $1.08 per Bbl produced during the three months ended March 31, 2019, as compared to an average loss of approximately $1.81 per Bbl produced during the three months ended March 31, 2018. Our total oil volumes hedged for the three months ended March 31, 2019 represented 44% of our total oil production, as compared to 55% of our total oil production for the three months ended March 31, 2018. Our total natural gas volumes hedged for the three months ended March 31, 2019 represented 13% of our total natural gas production, as compared to 41% of our total natural gas production for the three months ended March 31, 2018.
Unrealized (loss) gain on derivatives. Our unrealized net loss on derivatives was $45.7 million for the three months ended March 31, 2019, as compared to an unrealized net gain of $10.4 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, the net fair value of our open oil and natural gas derivative contracts decreased to a net asset of $4.1 million from a net asset of $49.8 million at December 31, 2018, resulting in an unrealized loss on derivatives of $45.7 million for the three months ended March 31, 2019. During the three months ended March 31, 2018, the net fair value of our open oil and natural gas derivative contracts increased to a net liability of approximately $4.8 million from a net liability of $15.2 million at December 31, 2017, resulting in an unrealized gain on derivatives of $10.4 million for the three months ended March 31, 2018.

Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Three Months Ended March 31,
(In thousands, except expenses per BOE)	2019	2018
Expenses:
Production taxes, transportation and processing	$19,665	$17,791
Lease operating	31,163	22,148
Plant and other midstream services operating	9,316	4,220
Purchased natural gas	10,634	—
Depletion, depreciation and amortization	76,866	55,369
Accretion of asset retirement obligations	414	364
General and administrative	18,290	17,926
Total expenses	166,348	117,818
Operating income	7,541	73,362
Other income (expense):
Interest expense	(17,929)	(8,491)
Other (expense) income	(110)	53
Total other expense	(18,039)	(8,438)
Net (loss) income	(10,498)	64,924
Total income tax benefit	(1,013)	—
Net income attributable to non-controlling interest in subsidiaries	(7,462)	(5,030)
Net (loss) income attributable to Matador Resources Company shareholders	$(16,947)	$59,894
Expenses per BOE:
Production taxes, transportation and processing	$3.65	$4.37
Lease operating	$5.78	$5.44
Plant and other midstream services operating	$1.73	$1.04
Depletion, depreciation and amortization	$14.25	$13.59
General and administrative	$3.39	$4.40
Three Months Ended March 31, 2019 as Compared to Three Months Ended March 31, 2018
Production taxes, transportation and processing. Our production taxes, transportation and processing expenses increased $1.9 million, or 11%, to $19.7 million for the three months ended March 31, 2019, as compared to $17.8 million for the three months ended March 31, 2018. On a unit-of-production basis, our production taxes, transportation and processing expenses decreased 16% to $3.65 per BOE for the three months ended March 31, 2019, as compared to $4.37 per BOE for the three months ended March 31, 2018. The increase in production taxes, transportation and processing expenses was primarily attributable to the $1.4 million increase in transportation and processing fees to $6.1 million for the three months ended March 31, 2019, as compared to $4.7 million for the three months ended March 31, 2018, principally due to the 35% increase in our natural gas production to 13.7 Bcf of natural gas for the three months ended March 31, 2019, as compared to 10.2 Bcf of natural gas for the three months ended March 31, 2018. The $0.72 per BOE decrease in production taxes, transportation and processing expenses on a unit-of-production basis to $3.65 per BOE for the three months ended March 31, 2019, as compared to $4.37 per BOE for the three months ended March 31, 2018, was primarily attributable to lower production taxes on a per unit basis as a result of the decrease in oil and natural gas weighted average prices realized between the two periods.
Lease operating. Our lease operating expenses increased $9.0 million, or 41%, to $31.2 million for the three months ended March 31, 2019, as compared to $22.1 million for the three months ended March 31, 2018. On a unit-of-production basis, our lease operating expenses increased 6% to $5.78 per BOE for the three months ended March 31, 2019, as compared to $5.44 per BOE for the three months ended March 31, 2018. The increase in lease operating expenses was largely attributable to increased salt water disposal costs of $3.5 million, resulting from an increased number of wells completed and turned to sales in our Antelope Ridge asset area where we truck most of our produced salt water to third-party disposal facilities. The remaining increase was primarily attributable to costs of services and equipment related to the increased number of wells at March 31, 2019, as compared to March 31, 2018, and to an increase in workover and repair expenses between the two periods.

Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $5.1 million, or 121%, to $9.3 million for the three months ended March 31, 2019, as compared to $4.2 million for the three months ended March 31, 2018. This increase was primarily attributable to (i) increased expenses associated with our expanded commercial salt water disposal operations to $4.3 million for the three months ended March 31, 2019, as compared to $2.2 million for the three months ended March 31, 2018, and (ii) increased expenses associated with the Black River Processing Plant, which was expanded late in the first quarter of 2018, to $3.0 million for the three months ended March 31, 2019, as compared to $1.7 million for the three months ended March 31, 2018. Additionally, pipeline-related expenses increased $1.6 million to $2.1 million for the three months ended March 31, 2019, as compared to $0.6 million for the three months ended March 31, 2018.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $21.5 million, or 39%, to $76.9 million for the three months ended March 31, 2019, as compared to $55.4 million for the three months ended March 31, 2018. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 5% to $14.25 per BOE for the three months ended March 31, 2019, as compared to $13.59 per BOE for the three months ended March 31, 2018. The increase in our total depletion, depreciation and amortization expenses was primarily attributable to (i) the 32% increase in our total oil equivalent production to 5.4 million BOE for the three months ended March 31, 2019, as compared to 4.1 million BOE for the three months ended March 31, 2018, and (ii) increased depreciation expenses attributable to our midstream segment of approximately $3.4 million for the three months ended March 31, 2019, as compared to $1.3 million for the three months ended March 31, 2018. On a unit-of-production basis, the impact of the increases in oil and natural gas production and midstream depreciation expenses was largely offset by higher total proved oil and natural gas reserves at March 31, 2019, as compared to March 31, 2018, primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin.
General and administrative. Our general and administrative expenses increased $0.4 million, or 2%, to $18.3 million for the three months ended March 31, 2019, as compared to $17.9 million for the three months ended March 31, 2018. The increase in our general and administrative expenses was primarily attributable to increased payroll and related expenses and was partially offset by the $1.1 million increase in general and administrative expenses capitalized for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Primarily as a result of the 32% increase in oil and natural gas production for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, our general and administrative expenses decreased 23% on a unit-of-production basis to $3.39 per BOE for the three months ended March 31, 2019, as compared to $4.40 per BOE for the three months ended March 31, 2018.
Interest expense. For the three months ended March 31, 2019, we incurred total interest expense of approximately $19.6 million. We capitalized approximately $1.6 million of our interest expense on certain qualifying projects for the three months ended March 31, 2019 and expensed the remaining $17.9 million to operations. For the three months ended March 31, 2018, we incurred total interest expense of approximately $10.4 million. We capitalized approximately $1.9 million of our interest expense on certain qualifying projects for the three months ended March 31, 2018 and expensed the remaining $8.5 million to operations.
Total income tax benefit. We recorded a total income tax benefit of $1.0 million for the three months ended March 31, 2019, which differs from amounts computed by applying the U.S. federal statutory rate to the pre-tax loss primarily attributable to permanent differences between book and tax loss. Due to a variety of factors, including our significant net income in 2017 and 2018, our federal valuation allowance and a portion of our state valuation allowance were reversed at December 31, 2018, as the deferred tax assets were determined to be more likely than not to be utilized. As a portion of our state net operating loss carryforwards are not expected to be utilized before expiration, a valuation allowance will continue to be recognized until the state deferred tax assets are more likely than not to be utilized. At March 31, 2018, our deferred tax assets exceeded our deferred tax liabilities due to the deferred tax amounts generated by full-cost ceiling impairment charges recorded in prior periods. As a result, we established a valuation allowance against the deferred tax assets beginning in the third quarter of 2015. We retained a full valuation allowance at March 31, 2018 due to uncertainties regarding the future realization of our deferred tax assets.

Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue to be during the remainder of 2019 and for the foreseeable future, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. Excluding any possible significant acquisitions, we expect to fund our capital expenditure requirements for the remainder of 2019 through a combination of cash on hand, operating cash flows, performance incentives in connection with the formation of San Mateo I that were received in the first quarter of 2019, borrowings under our revolving credit agreement (the “Credit Agreement”) (assuming availability under our borrowing base) and borrowings under San Mateo I’s $250.0 million credit facility (the “San Mateo Credit Facility”). We continually evaluate other capital sources, including borrowings under additional credit arrangements, the sale or joint venture of midstream assets or oil and natural gas producing assets or leasehold interests, particularly in our non-core asset areas, the sale or joint venture of oil and natural gas mineral interests, as well as potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital and to generate operating cash flows.
At March 31, 2019, we had (i) $1.05 billion of outstanding 5.875% senior notes due 2026 (the “Notes”), (ii) $140.0 million in borrowings outstanding under the Credit Agreement and (iii) approximately $13.6 million in outstanding letters of credit issued pursuant to the Credit Agreement, and San Mateo I had $220.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $16.2 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. At May 1, 2019, we had (x) $1.05 billion of outstanding Notes, (y) $190.0 million in borrowings outstanding under the Credit Agreement and (z) approximately $13.6 million in outstanding letters of credit issued pursuant to the Credit Agreement, and San Mateo I had $220.0 million in borrowings outstanding and approximately $16.2 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility.
At March 31, 2019, we had cash totaling approximately $20.8 million and restricted cash, most of which was associated with San Mateo, totaling approximately $26.0 million. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries.
In April 2019, the lenders under our Credit Agreement completed their review of our proved oil and natural gas reserves at December 31, 2018, and as a result, the borrowing base was increased to $900.0 million with the elected borrowing commitment remaining at $500.0 million. This April 2019 redetermination constituted the regularly scheduled May 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected borrowing commitment.
During the first quarter of 2019, we continued our focus on the exploration, delineation and development of our Delaware Basin acreage in Loving County, Texas and Lea and Eddy Counties, New Mexico. We began 2019 operating six drilling rigs in the Delaware Basin and continued to do so at March 31, 2019. We expect to operate these six rigs in the Delaware Basin throughout the remainder of 2019, with four rigs operating between the Rustler Breaks and Antelope Ridge asset areas, one rig operating in the Wolf and Jackson Trust asset areas and one rig operating in the Arrowhead, Ranger and Twin Lakes asset areas, although this rig, in particular, is expected to operate in the Greater Stebbins Area for most of the remainder of 2019. We have continued to build significant optionality into our drilling program. While we anticipate operating six drilling rigs for the remainder of 2019, we may consider adjusting our drilling program based upon commodity prices and other economic circumstances.
In October 2018, we added a seventh operated drilling rig to our drilling program on a short-term contract in South Texas to drill up to 10 wells, primarily in the Eagle Ford shale, to take advantage of higher oil and natural gas prices in South Texas, to conduct at least one exploratory test of the Austin Chalk formation and to validate and hold by production almost all of our remaining undeveloped acreage in South Texas. This rig operated in South Texas throughout the fourth quarter of 2018 and into early 2019. In response to declining oil prices in the fourth quarter of 2018 and into early 2019, and in an effort to more closely align our 2019 projected capital expenditures and cash flows, when drilling operations were finalized on the ninth well in early February 2019, this rig was released and was not moved to the Delaware Basin as we had previously anticipated. One of the Eagle Ford shale wells was completed and turned to sales during the fourth quarter of 2018, and four of the remaining eight wells, including one well drilled in the Austin Chalk formation, were completed and turned to sales late in the first quarter of 2019. Of the remaining four Eagle Ford shale wells drilled and completed in the recent South Texas program, two wells on the Haverlah leasehold in Atascosa County were turned to sales in April, and two additional wells on the Lloyd Hurt leasehold are expected to be turned to sales in May 2019.
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures for the remainder of 2019. Our 2019 estimated capital expenditure budget consists of $640 to $680 million for drilling, completing and equipping wells (D/C/E) capital expenditures and $55 to $75 million for midstream capital expenditures, which primarily reflects our proportionate share of San Mateo’s estimated 2019 capital expenditures of $180 to

$220 million and also accounts for portions of the $50 million capital carry that Five Point is expected to provide to us in conjunction with the formation of San Mateo II. Substantially all of our remaining 2019 estimated capital expenditures will be allocated to (i) the further delineation and development of our leasehold position, (ii) the continued construction of midstream assets and (iii) our participation in certain non-operated well opportunities in the Delaware Basin, with the exception of amounts incurred in 2019 to conclude our South Texas drilling program and amounts allocated to limited operations in our South Texas and Haynesville shale positions to maintain and extend leases and to participate in certain non-operated well opportunities.
To narrow any potential difference between our 2019 capital expenditures and operating cash flows, we may divest portions of our non-core assets, particularly in the Haynesville shale and in parts of our South Texas positions, as well as consider monetizing other assets, such as certain mineral, royalty and midstream interests, as value-creating opportunities arise. For example, through May 1, 2019, we have sold or have under contract to sell portions of our Eagle Ford and Haynesville properties for approximately $18 million. In addition, we intend to continue evaluating the opportunistic acquisition of acreage and mineral interests, principally in the Delaware Basin, during 2019. These monetizations, divestitures and expenditures are opportunity-specific, and purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these 2019 monetizations, divestitures and capital expenditures with any degree of certainty; therefore, we have not provided estimated proceeds related to monetizations or divestitures or estimated capital expenditures related to acreage and mineral acquisitions for 2019.
Our 2019 capital expenditures may be adjusted as business conditions warrant and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated or non-operated wells, our drilling results, the actual costs and scope of our midstream activities, the ability of our joint venture partners to meet their capital obligations, other opportunities that may become available to us and our ability to obtain capital. When oil or natural gas prices decline, or costs increase significantly, we have the flexibility to defer a significant portion of our capital expenditures until later periods to conserve cash or to focus on projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling, completion and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in our exploration and development activities, contractual obligations, drilling plans for properties we do not operate and other factors both within and outside our control. In addition, we attempt to avoid long-term service agreements where possible to minimize ongoing future commitments.
Exploration and development activities are subject to a number of risks and uncertainties, which could cause these activities to be less successful than we anticipate. A significant portion of our anticipated cash flows from operations for the remainder of 2019 is expected to come from producing wells and development activities on currently proved properties in the Wolfcamp and Bone Spring plays in the Delaware Basin, the Eagle Ford shale in South Texas and the Haynesville shale in Louisiana. Our existing wells may not produce at the levels we have forecasted and our exploration and development activities in these areas may not be as successful as we anticipate. Additionally, our anticipated cash flows from operations are based upon current expectations of realized oil, natural gas and NGL prices for the remainder of 2019 and the hedges we currently have in place. For further discussion of our expectations of such commodity prices, see “— General Outlook and Trends” below. We use commodity derivative financial instruments at times to mitigate our exposure to fluctuations in oil, natural gas and NGL prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices. See Note 8 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments at March 31, 2019.
Our unaudited cash flows for the three months ended March 31, 2019 and 2018 are presented below:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net cash provided by operating activities	$59,240	$136,149
Net cash used in investing activities	(214,880)	(220,754)
Net cash provided by financing activities	118,368	34,906
Net change in cash and restricted cash	$(37,272)	$(49,699)
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$124,839	$117,254
__________________

(1)
Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “— Non-GAAP Financial Measures” below.

Cash Flows Provided by Operating Activities
Net cash provided by operating activities decreased $76.9 million to $59.2 million for the three months ended March 31, 2019 from $136.1 million for the three months ended March 31, 2018. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased to $117.7 million for the three months ended March 31, 2019 from $114.8 million for the three months ended March 31, 2018, primarily attributable to the increase in our total oil and natural gas production, which was partially offset by the decrease in realized prices. Changes in our operating assets and liabilities between the two periods resulted in a net decrease of approximately $79.9 million in net cash provided by operating activities for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This decrease in operating assets and liabilities was largely attributable to decreases in our accounts payable, royalties payable, amounts due to affiliates and advances from joint owners accounts.
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
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased by $5.9 million to $214.9 million for the three months ended March 31, 2019 from $220.8 million for the three months ended March 31, 2018. This decrease in net cash used in investing activities is due in part to a decrease of $1.1 million in oil and natural gas properties capital expenditures for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Cash used for oil and natural gas properties capital expenditures for the three months ended March 31, 2019 was primarily attributable to our operated and non-operated drilling and completion activities in the Delaware Basin and in South Texas. The remaining decrease in net cash used in investing activities was primarily attributable to a decrease in cash used for midstream capital expenditures of $3.5 million, primarily related to capital expenditures for San Mateo.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities increased by $83.5 million to $118.4 million for the three months ended March 31, 2019 from $34.9 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, we had borrowings under our Credit Agreement of $100.0 million, as well as a decrease of $17.1 million in contributions from non-controlling interest owners in less-than-wholly-owned subsidiaries.
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

	Three Months Ended March 31,
(In thousands)	2019	2018
Unaudited Adjusted EBITDA Reconciliation to Net (Loss) Income:
Net (loss) income attributable to Matador Resources Company shareholders	$(16,947)	$59,894
Net income attributable to non-controlling interest in subsidiaries	7,462	5,030
Net (loss) income	(9,485)	64,924
Interest expense	17,929	8,491
Total income tax benefit	(1,013)	—
Depletion, depreciation and amortization	76,866	55,369
Accretion of asset retirement obligations	414	364
Unrealized loss (gain) on derivatives	45,719	(10,416)
Stock-based compensation expense	4,587	4,179
Consolidated Adjusted EBITDA	135,017	122,911
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(10,178)	(5,657)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$124,839	$117,254

	Three Months Ended March 31,
(In thousands)	2019	2018
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$59,240	$136,149
Net change in operating assets and liabilities	58,491	(21,364)
Interest expense, net of non-cash portion	17,286	8,126
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(10,178)	(5,657)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$124,839	$117,254
Net (loss) income attributable to Matador Resources Company shareholders decreased by $76.8 million to a net loss of $16.9 million for the three months ended March 31, 2019, as compared to net income of $59.9 million for the three months ended March 31, 2018. The difference in the net (loss) income attributable to Matador Resources Company shareholders is primarily attributable to the $56.1 million increase in unrealized loss on derivatives, a $48.5 million increase in total expenses and a $9.4 million increase in interest expense, which were partially offset by the increase in oil and natural gas revenues and sales of purchased gas of $11.3 million and $11.2 million, respectively. In addition, third-party midstream revenues increased by $8.8 million, and we realized a gain of $3.3 million on derivatives during the three months ended March 31, 2019, as compared to a loss of $4.3 million during the three months ended March 31, 2018.
Adjusted EBITDA, a non-GAAP financial measure, increased by $7.6 million to $124.8 million for the three months ended March 31, 2019, as compared to $117.3 million for the three months ended March 31, 2018. This increase in our Adjusted EBITDA is primarily attributable to higher oil and natural gas production, partially offset by lower realized oil and natural gas prices for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2019, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) termination obligations under drilling rig contracts, (iii) firm transportation, gathering, processing and disposal commitments and (iv) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company’s liquidity or availability of or requirements for capital resources. See “— Obligations and Commitments” below and Note 10 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.
Obligations and Commitments
We had the following material contractual obligations and commitments at March 31, 2019:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Borrowings under credit agreements and facilities, including letters of credit(1)	$389,871	$—	$—	$389,871	$—
Senior unsecured notes(2)	1,050,000	—	—	—	1,050,000
Office leases	28,251	3,359	7,792	8,217	8,883
Non-operated drilling commitments(3)	52,130	52,130	—		—
Drilling rig contracts(4)	19,363	19,363	—	—	—
Asset retirement obligations	31,945	1,655	2,466	528	27,296
Natural gas transportation, gathering and processing agreements with non-affiliates(5)	544,036	33,234	108,639	108,639	293,524
Gathering, processing and disposal agreements with San Mateo(6)	569,538	—	118,511	163,438	287,589
Total contractual cash obligations	$2,685,134	$109,741	$237,408	$670,693	$1,667,292
__________________

(1)
The amounts included in the table above represent principal maturities only. At March 31, 2019, we had $140.0 million in borrowings outstanding under our Credit Agreement and approximately $13.6 million in outstanding letters of credit issued pursuant to the Credit Agreement. The Credit Agreement matures in October 2023. San Mateo I also had $220.0 million of borrowings outstanding under the San Mateo Credit Facility and approximately $16.2 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures in December 2023. Assuming the amounts outstanding and interest rates of 3.74% and 4.00% (for the Credit Agreement and the San Mateo Credit Facility), respectively, at March 31, 2019, the interest expense is expected to be approximately $5.2 million and $8.8 million each year until maturity.

(2)
The amounts included in the table above represent principal maturities only. Interest expense on the $1.05 billion of Notes that were outstanding as of March 31, 2019 is expected to be approximately $61.7 million each year until maturity.

(3)
At March 31, 2019, we had outstanding commitments to participate in the drilling and completion of various non-operated wells. Our working interests in these wells are typically small, and certain of these wells were in progress at March 31, 2019. If all of these wells are drilled and completed, we will have minimum outstanding aggregate commitments for our participation in these wells of approximately $52.1 million at March 31, 2019, which we expect to incur within the next year.

(4)	We do not own or operate our own drilling rigs but instead enter into contracts with third parties for such drilling rigs.

(5)
From time to time, we enter into agreements with third parties whereby we commit to deliver anticipated natural gas and oil production from certain portions of our acreage for transportation, processing, fractionation, sales and, in the case of salt water, disposal. Certain of these agreements contain minimum volume commitments. If we do not meet the volume commitments under these agreements, we will be required to pay certain deficiency fees. See Note 10 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information about these contractual commitments.

(6)
In February 2017, in connection with the formation of San Mateo I, we dedicated our current and certain future leasehold interests in the Rustler Breaks and Wolf asset areas pursuant to 15-year, fixed-fee natural gas, oil and salt water gathering agreements and salt water disposal agreements. In addition, effective February 1, 2017, we dedicated our current and certain future leasehold interests in the Rustler Breaks asset area pursuant to a 15-year, fixed-fee natural gas processing agreement. In February 2019, in connection with the formation of San Mateo II, we dedicated our current and certain future leasehold interests in the Greater Stebbins Area and the Stateline asset area pursuant to 15-year, fixed-fee agreements for oil, natural gas and salt water gathering, natural gas processing and salt water disposal. See Note 10 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information about these contractual commitments.
General Outlook and Trends
In 2018 and 2019, oil prices generally improved from the lower prices we experienced in 2016 and 2017, although oil prices remained significantly below their most recent highs in 2014. For the three months ended March 31, 2019, oil prices averaged $54.74 per Bbl, ranging from a low of $45.41 per Bbl in early January to a high of $60.14 per Bbl in late March, based upon the NYMEX West Texas Intermediate oil futures contract price for the earliest delivery date.
We realized a weighted average oil price of $49.64 per Bbl ($50.72 per Bbl including realized gains from oil derivatives) for our oil production for the three months ended March 31, 2019, as compared to $62.20 per Bbl ($60.40 per Bbl including realized losses from oil derivatives) for our oil production for the three months ended March 31, 2018. At May 1, 2019, the NYMEX West Texas Intermediate oil futures contract for the earliest delivery date had increased from the average price for the first quarter of 2019, settling at $63.60 per Bbl, which was a decrease as compared to $67.25 per Bbl at May 1, 2018.
For the three months ended March 31, 2019, natural gas prices averaged $2.88 per MMBtu, ranging from a high of approximately $3.59 per MMBtu in mid-January to a low of approximately $2.55 per MMBtu in early February, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date.
We realized a weighted average natural gas price of $2.85 per Mcf ($2.84 with realized losses from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended March 31, 2019, as compared to $3.33 per Mcf (with no realized gains or losses from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended March 31, 2018. Our weighted average natural gas price was positively impacted by additional NGL revenues during the first quarter of 2019 as compared to the first quarter of 2018. At May 1, 2019, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had decreased from the average price for the first quarter of 2019, settling at $2.62 per MMBtu, which was also a decrease as compared to $2.80 per MMBtu at May 1, 2018.
The prices we receive for oil, natural gas and NGLs heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital and future rate of growth. Oil, natural gas and NGL prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil, natural gas and NGLs have been volatile and these markets will likely continue to be volatile in the future. Declines in oil, natural gas or NGL prices not only reduce our revenues, but could also reduce the amount of oil, natural gas and NGLs we can produce economically and, as a result, could have an adverse effect on our financial condition, results of operations, cash flows and reserves. We are uncertain if oil and natural gas prices may rise from their current levels, and, in fact, oil and natural gas prices may decrease in future periods.
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
In addition, the prices we receive for our oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the NYMEX West Texas Intermediate oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At March 31, 2019, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and most of our natural gas production from the Delaware Basin was sold based on prices established at the Waha Hub in far West Texas. During the second quarter of 2018, the price differentials for oil sold in Midland and natural gas sold at Waha compared to the benchmark prices for oil and natural gas, respectively, began to widen significantly and continued to widen throughout most of the year. These widening basis differentials negatively impacted our oil and natural gas revenues in 2018.
During 2018, the Midland-Cushing (Oklahoma) oil price differential increased substantially from essentially no difference in the first quarter to as much as $16.00 per Bbl in late September but narrowed to about $5.00 per Bbl at the beginning of 2019. The Midland-Cushing (Oklahoma) oil price differential narrowed further to less than $1.00 in the first quarter of 2019 but at May 1, 2019 had widened again to levels experienced at the beginning of the year. The Midland-Cushing (Oklahoma) oil price differential is anticipated to narrow again during the remainder of 2019, although it is possible that this differential could widen further at certain times during the remainder of 2019.
Our realized price for our Delaware Basin natural gas production is exposed to the Waha-Henry Hub basis differential. This natural gas price differential increased significantly throughout 2018 from about $0.50 per MMBtu at the beginning of the year to between $1.00 and $2.00 per MMBtu for most of 2018, but reaching highs of greater than $4.00 per MMBtu for a brief period near the end of the year. The natural gas price differential narrowed to between $1.00 and $2.00 per MMBtu at the beginning of 2019 and remained there throughout much of the first quarter.
The natural gas basis differentials widened significantly in April 2019 for a short period of time, including a few days when natural gas was being sold at Waha for negative prices as high as ($7.00) to ($9.00) per MMBtu on a daily market basis, resulting, in part, from a number of simultaneous outages and maintenance projects impacting major pipelines in the area. In response to these much wider basis differentials, we temporarily shut in certain high gas-oil ratio wells and took other actions to mitigate the impact of these negative prices on our results. Natural gas prices at Waha were positive for most of the latter part of April 2019, and, as of May 1, 2019, most of these major pipeline problems appear to have been resolved.
The majority of our Delaware Basin natural gas production is expected to remain exposed to the Waha-Henry Hub basis differentials until early in the fourth quarter of 2019, when the Kinder Morgan Gulf Coast Express Pipeline Project (“GCX Pipeline”) is expected to become operational. We have secured firm natural gas transportation and sales on the GCX Pipeline for an average of approximately 110,000 to 115,000 MMBtu per day at a price based upon Houston Ship Channel pricing. Further, approximately 19% of our reported natural gas production in the first quarter of 2019 was attributable to the Haynesville and Eagle Ford shale plays, which are not exposed to Waha pricing. In addition, as a two-stream reporter, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
These widening oil and natural gas basis differentials are largely attributable to industry concerns regarding the near-term sufficiency of pipeline takeaway capacity for oil, natural gas and NGL production in the Delaware Basin. At May 1, 2019, we had not experienced material pipeline-related interruptions to our oil, natural gas or NGL production. During the third quarter of 2018, shortages of NGL fractionation capacity were experienced by certain operators in the Delaware Basin and elsewhere. Although we did not encounter fractionation capacity problems then and do not expect to encounter such problems going forward, we can provide no assurances that such problems will not arise. If we do experience any interruptions with takeaway capacity or NGL fractionation, our oil and natural gas revenues, business, financial condition, results of operations and cash flows could be adversely affected.
We anticipate that these wider oil and natural gas price differentials could persist throughout much of the remainder of 2019 or longer until additional oil and natural gas pipeline capacity from West Texas to the Texas Gulf Coast and other end markets is completed. We can provide no assurances as to how long these wider differentials may persist, and as noted above, these price differentials could widen further in future periods. Should we experience future periods of negative pricing for natural gas as we did in early April 2019, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results. In addition, we have no derivative contracts in place to mitigate our exposure to these oil and natural gas price differentials during the remainder of 2019 and have limited oil basis hedges in place for 2020.
Our oil and natural gas exploration, development, production, midstream and related operations are subject to extensive federal, state and local laws, rules and regulations. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these laws, rules and regulations are frequently amended or reinterpreted and new laws, rules and regulations are proposed or promulgated, we are unable to predict the future cost or impact of complying with the laws, rules and regulations to which we are, or will become, subject. For example, in early 2019, separate bills were introduced in the New Mexico Senate proposing to add a surtax on natural gas processors and proposing to place a moratorium on hydraulic fracturing. New Mexico’s governor also signed an executive order requiring a regulatory framework to ensure reductions of methane emissions. Although the bills relating to the moratorium on hydraulic fracturing and the tax on natural gas processors were not passed in the most recent legislative session, these and other laws, rules and regulations, if enacted, could have an adverse impact on our business, financial condition, results of operations and cash flows.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Except as set forth below, there have been no material changes to the sources and effects of our market risk since December 31, 2018, which are disclosed in Part II, Item 7A of the Annual Report and incorporated herein by reference.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At March 31, 2019, The Bank of Nova Scotia, BMO Harris Financing (Bank of Montreal) and SunTrust Bank (or affiliates thereof) were the counterparties for all of our derivative instruments. We have considered the credit standing of the counterparties in determining the fair value of our derivative financial instruments. See Note 8 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments at March 31, 2019. Such information is incorporated herein by reference.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls during the three months ended March 31, 2019 that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
We are party to several legal proceedings encountered in the ordinary course of business. While the ultimate outcome and impact on us cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on our financial condition, results of operations or cash flows.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see “Item 1A. Risk Factors” in the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2019, the Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
January 1, 2019 to January 31, 2019	883	$19.00	—	—
February 1, 2019 to February 28, 2019	167,990	19.10	—	—
March 1, 2019 to March 31, 2019	614	19.68	—	—
Total	169,487	$19.10	—	—
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

4.1
First Supplemental Indenture, dated as of February 27, 2019, by and among Matador Resources Company, WR Permian, LLC, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K for the year ended December 31, 2018).

10.1†
Matador Resources Company Annual Cash Incentive Plan, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K for the year ended December 31, 2018).

10.2†
Form of Phantom Unit Award Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.67 to the Annual Report on Form 10-K for the year ended December 31, 2018).

10.3†
Form of Performance Stock Unit Award Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.68 to the Annual Report on Form 10-K for the year ended December 31, 2018).

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

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations - Unaudited, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATADOR RESOURCES COMPANY

Date: May 3, 2019	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: May 3, 2019	By:	/s/ David E. Lancaster
David E. Lancaster
Executive Vice President and Chief Financial Officer