Form 10-Q
period 2019-06-30
Matador Resources Co
filed 2019-08-02
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-35410
 _________________________________________________________
Matador Resources Company
(Exact name of registrant as specified in its charter)
  _________________________________________________________

Texas		27-4662601
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5400 LBJ Freeway,	Suite 1500	75240
Dallas,	Texas
(Address of principal executive offices)		(Zip Code)
(972) 371-5200
(Registrant’s telephone number, including area code)
 _________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MTDR	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 31, 2019, there were 116,646,526 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except par value and share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash	$59,950	$64,545
Restricted cash	24,812	19,439
Accounts receivable
Oil and natural gas revenues	66,921	68,161
Joint interest billings	61,872	61,831
Other	18,386	16,159
Derivative instruments	8,271	49,929
Lease and well equipment inventory	20,281	17,564
Prepaid expenses and other assets	12,891	8,057
Total current assets	273,384	305,685
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	4,094,417	3,780,236
Unproved and unevaluated	1,234,176	1,199,511
Midstream properties	492,420	428,025
Other property and equipment	25,170	22,041
Less accumulated depletion, depreciation and amortization	(2,462,840)	(2,306,949)
Net property and equipment	3,383,343	3,122,864
Other assets
Derivative instruments	2,202	—
Deferred income taxes	7,149	20,457
Other assets	85,373	6,512
Total other assets	94,724	26,969
Total assets	$3,751,451	$3,455,518
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,821	$66,970
Accrued liabilities	191,608	170,855
Royalties payable	66,130	64,776
Amounts due to affiliates	10,200	13,052
Advances from joint interest owners	4,725	10,968
Amounts due to joint ventures	1,588	2,373
Other current liabilities	42,703	1,028
Total current liabilities	336,775	330,022
Long-term liabilities
Borrowings under Credit Agreement	205,000	40,000
Borrowings under San Mateo Credit Facility	240,000	220,000
Senior unsecured notes payable	1,038,625	1,037,837
Asset retirement obligations	30,686	29,736
Derivative instruments	189	83
Deferred income taxes	14,845	13,221
Other long-term liabilities	44,728	4,962
Total long-term liabilities	1,574,073	1,345,839
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock - $0.01 par value, 160,000,000 shares authorized; 116,866,013 and 116,374,503 shares issued; and 116,647,704 and 116,353,590 shares outstanding, respectively	1,169	1,164
Additional paid-in capital	1,955,504	1,924,408
Accumulated deficit	(216,472)	(236,277)
Treasury stock, at cost, 218,309 and 20,913 shares, respectively	(3,724)	(415)
Total Matador Resources Company shareholders’ equity	1,736,477	1,688,880
Non-controlling interest in subsidiaries	104,126	90,777
Total shareholders’ equity	1,840,603	1,779,657
Total liabilities and shareholders’ equity	$3,751,451	$3,455,518

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Oil and natural gas revenues	$211,060	$209,019	$404,329	$390,973
Third-party midstream services revenues	14,359	3,407	26,197	6,475
Sales of purchased natural gas	8,963	—	20,194	—
Realized gain (loss) on derivatives	1,165	(2,488)	4,435	(6,746)
Unrealized gain (loss) on derivatives	6,157	1,429	(39,562)	11,845
Total revenues	241,704	211,367	415,593	402,547
Expenses
Production taxes, transportation and processing	21,542	20,110	41,207	37,901
Lease operating	26,351	25,006	57,514	47,154
Plant and other midstream services operating	8,422	5,676	17,738	9,896
Purchased natural gas	8,172	—	18,806	—
Depletion, depreciation and amortization	80,132	66,838	156,999	122,207
Accretion of asset retirement obligations	420	375	834	739
General and administrative	19,876	19,369	38,166	37,295
Total expenses	164,915	137,374	331,264	255,192
Operating income	76,789	73,993	84,329	147,355
Other income (expense)
Inventory impairment	(368)	—	(368)	—
Interest expense	(18,068)	(8,004)	(35,997)	(16,495)
Other expense	(423)	(352)	(532)	(299)
Total other expense	(18,859)	(8,356)	(36,897)	(16,794)
Income before income taxes	57,930	65,637	47,432	130,561
Income tax provision
Deferred	12,858	—	11,845	—
Total income tax provision	12,858	—	11,845	—
Net income	45,072	65,637	35,587	130,561
Net income attributable to non-controlling interest in subsidiaries	(8,320)	(5,831)	(15,782)	(10,861)
Net income attributable to Matador Resources Company shareholders	$36,752	$59,806	$19,805	$119,700
Earnings per common share
Basic	$0.32	$0.53	$0.17	$1.08
Diluted	$0.31	$0.53	$0.17	$1.08
Weighted average common shares outstanding
Basic	116,571	112,706	116,469	110,809
Diluted	116,903	113,056	116,839	111,280

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Six Months Ended June 30, 2019

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2019	116,375	$1,164	$1,924,408	$(236,277)	21	$(415)	$1,688,880	$90,777	$1,779,657
Issuance of common stock pursuant to employee stock compensation plan	6	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	3	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	5,802	—	—	—	5,802	—	5,802
Stock options exercised, net of options forfeited in net share settlements	210	2	3,109	—	—	—	3,111	—	3,111
Restricted stock forfeited	—	—	—	—	184	(3,170)	(3,170)	—	(3,170)
Contribution related to formation of San Mateo I, net of tax of $3.1 million (see Note 7)	—	—	11,613	—	—	—	11,613	—	11,613
Contribution of property related to formation of San Mateo II (see Note 7)	—	—	(506)	—	—	—	(506)	506	—
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	2,040	—	—	—	2,040	10,291	12,331
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(8,330)	(8,330)
Current period net (loss) income	—	—	—	(16,947)	—	—	(16,947)	7,462	(9,485)
Balance at March 31, 2019	116,594	1,166	1,946,466	(253,224)	205	(3,585)	1,690,823	100,706	1,791,529
Issuance of common stock pursuant to employee stock compensation plan	220	2	(2)	—	—	—	—	—	—
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	42	1	(1)	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	5,762	—	—	—	5,762	—	5,762
Stock options exercised, net of options forfeited in net share settlements	10	—	189	—	—	—	189	—	189
Restricted stock forfeited	—	—	—	—	13	(139)	(139)	—	(139)
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	3,090	—	—	—	3,090	4,410	7,500
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(9,310)	(9,310)
Current period net income	—	—	—	36,752	—	—	36,752	8,320	45,072
Balance at June 30, 2019	116,866	$1,169	$1,955,504	$(216,472)	218	$(3,724)	$1,736,477	$104,126	$1,840,603

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(in thousands)
For the Three and Six Months Ended June 30, 2018

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2018	108,514	$1,085	$1,666,024	$(510,484)	3	$(69)	$1,156,556	$100,990	$1,257,546
Issuance of common stock pursuant to employee stock compensation plan	697	7	(7)	—	—	—	—	—	—
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	6	1	(1)	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	5,390	—	—	—	5,390	—	5,390
Stock options exercised, net of options forfeited in net share settlements	130	1	(1,918)	—	—	—	(1,917)	—	(1,917)
Restricted stock forfeited	—	—	—	—	82	(2,377)	(2,377)	—	(2,377)
Contributions related to formation of San Mateo I (see Note 7)	—	—	14,700	—	—	—	14,700	—	14,700
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	29,400	29,400
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(4,900)	(4,900)
Current period net income	—	—	—	59,894	—	—	59,894	5,030	64,924
Balance at March 31, 2018	109,347	1,094	1,684,188	(450,590)	85	(2,446)	1,232,246	130,520	1,362,766
Issuance of common stock pursuant to employee stock compensation plan	20	—	—	—	—	—	—	—	—
Issuance of common stock	7,000	70	226,542	—	—	—	226,612	—	226,612
Cost to issue equity	—	—	(146)	—	—	—	(146)	—	(146)
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	70	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	5,937	—	—	—	5,937	—	5,937
Stock options exercised, net of options forfeited in net share settlements	24	1	300	—	—	—	301	—	301
Restricted stock forfeited	—	—	—	—	18	(224)	(224)	—	(224)
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	24,500	24,500
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(5,635)	(5,635)
Current period net income	—	—	—	59,806	—	—	59,806	5,831	65,637
Balance at June 30, 2018	116,461	$1,165	$1,916,821	$(390,784)	103	$(2,670)	$1,524,532	$155,216	$1,679,748

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$35,587	$130,561
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized loss (gain) on derivatives	39,562	(11,845)
Depletion, depreciation and amortization	156,999	122,207
Accretion of asset retirement obligations	834	739
Stock-based compensation expense	9,076	8,945
Deferred income tax provision	11,845	—
Amortization of debt issuance cost	1,189	411
Inventory impairment	368	—
Changes in operating assets and liabilities
Accounts receivable	(378)	(9,321)
Lease and well equipment inventory	(3,456)	(8,611)
Prepaid expenses	(4,834)	(2,167)
Other assets	(415)	(149)
Accounts payable, accrued liabilities and other current liabilities	(48,746)	(883)
Royalties payable	1,353	8,393
Advances from joint interest owners	(6,243)	16,025
Other long-term liabilities	1,756	(97)
Net cash provided by operating activities	194,497	254,208
Investing activities
Oil and natural gas properties capital expenditures	(349,915)	(421,595)
Midstream capital expenditures	(64,106)	(78,302)
Expenditures for other property and equipment	(2,206)	(1,258)
Proceeds from sale of assets	21,533	7,593
Net cash used in investing activities	(394,694)	(493,562)
Financing activities
Repayments of borrowings	—	(45,000)
Borrowings under Credit Agreement	165,000	45,000
Borrowings under San Mateo Credit Facility	20,000	—
Cost to amend credit facilities	(415)	—
Proceeds from issuance of common stock	—	226,612
Cost to issue equity	—	(73)
Proceeds from stock options exercised	3,298	464
Contributions related to formation of San Mateo I	14,700	14,700
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	19,831	53,900
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(17,640)	(10,535)
Taxes paid related to net share settlement of stock-based compensation	(3,309)	(4,683)
Cash paid under financing lease obligations	(490)	—
Net cash provided by financing activities	200,975	280,385
Increase in cash and restricted cash	778	41,031
Cash and restricted cash at beginning of period	83,984	102,482
Cash and restricted cash at end of period	$84,762	$143,513

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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements, Basis of Presentation, Consolidation and Significant Estimates
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) but do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019 (the “Annual Report”). The Company consolidates certain subsidiaries and joint ventures that are less than wholly-owned and are not involved in oil and natural gas exploration, including San Mateo, and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification (“ASC”), Consolidation (Topic 810). The Company proportionately consolidates certain joint ventures that are less than wholly-owned and are involved in oil and natural gas exploration. All intercompany accounts and transactions have been eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all normal, recurring adjustments that are necessary for a fair presentation of the Company’s interim unaudited condensed consolidated financial statements as of June 30, 2019. Amounts as of December 31, 2018 are derived from the Company’s audited consolidated financial statements included in the Annual Report. Certain reclassifications have been made to the December 31, 2018 financial statement amounts in order to conform them to the June 30, 2019 presentations.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

The adoption of these ASUs resulted in the Company recording in the condensed consolidated balance sheet beginning January 1, 2019 certain of the Company’s compressor leases, drilling rig leases and office leases, which were previously considered operating leases and not reported on the Company’s condensed consolidated balance sheets. As such, upon adoption, the Company recorded (i) long-term right of use assets of $62.3 million, which are included in “Other assets” and “Other property and equipment,” and (ii) net right of use liabilities of $62.3 million, which are included in “Other current liabilities” and “Other long-term liabilities.” There was no cumulative-effect adjustment to the opening balance of accumulated deficit as a result of the adoption of these ASUs.
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
Revenues
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the three and six months ended June 30, 2019 and 2018 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues from contracts with customers	$234,382	$212,426	$450,720	$397,448
Realized gain (loss) on derivatives	1,165	(2,488)	4,435	(6,746)
Unrealized gain (loss) on derivatives	6,157	1,429	(39,562)	11,845
Total revenues	$241,704	$211,367	$415,593	$402,547

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Oil revenues	$189,085	$166,271	$343,288	$314,430
Natural gas revenues	21,975	42,748	61,041	76,543
Third-party midstream services revenues	14,359	3,407	26,197	6,475
Sales of purchased natural gas	8,963	—	20,194	—
Total revenues from contracts with customers	$234,382	$212,426	$450,720	$397,448

Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, the Company is required to perform a ceiling test each quarter that determines a limit, or ceiling, on the capitalized costs of oil and natural gas properties based primarily on the after-tax estimated future net cash flows from oil and natural gas properties using a 10% discount rate and the arithmetic average of first-day-of-the-month oil and natural gas prices for the prior 12-month period. For both the three and six months ended June 30, 2019 and 2018, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and, as a result, no impairment charge was necessary.
The Company capitalized approximately $8.4 million and $6.8 million of its general and administrative costs and approximately $2.6 million and $2.6 million of its interest expense for the three months ended June 30, 2019 and 2018, respectively. The Company capitalized approximately $16.8 million and $14.1 million of its general and administrative costs and approximately $4.2 million and $4.5 million of its interest expense for the six months ended June 30, 2019 and 2018, respectively.

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
The following table sets forth the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2019 and 2018 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average common shares outstanding
Basic	116,571	112,706	116,469	110,809
Dilutive effect of options and restricted stock units	332	350	370	471
Diluted weighted average common shares outstanding	116,903	113,056	116,839	111,280

A total of 2.8 million options to purchase shares of Matador’s common stock were excluded from the diluted weighted average common shares outstanding for both the three and six months ended June 30, 2019 because their effects were anti-dilutive.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 3 — LEASES

The Company determines if an arrangement is a lease at inception of the contract. If an arrangement is a lease, the present value of the related lease payments is recorded as a liability and an equal amount is capitalized as a right of use asset on the Company’s interim unaudited condensed consolidated balance sheet. Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s estimated incremental borrowing rate, determined at the lease commencement date using the Company’s average secured borrowing rate, is used to calculate present value. The weighted average estimated incremental borrowing rate used for the three months ended June 30, 2019 was 3.73%. For these purposes, the lease term includes options to extend the lease when it is reasonably certain that the Company will exercise such option. Leases with terms of 12 months or less at inception are not recorded on the interim unaudited condensed consolidated balance sheet unless there is a significant cost to terminate the lease, including the cost of removal of the leased asset. As the Company is the responsible party under these arrangements, the Company records the resulting assets and liabilities on a gross basis in its interim unaudited condensed consolidated balance sheets.
The following table presents supplemental interim unaudited condensed consolidated statement of operations information related to lease expenses, on a gross basis, for the three and six months ended June 30, 2019 (in thousands). Lease payments represent gross payments to vendors, which, for certain of our operating assets, are partially offset by amounts received from other working interest owners in our operated wells.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating leases
Lease operating	$2,965	$5,207
Plant and other midstream services	30	61
General and administrative	665	1,474
Total operating leases(1)	3,660	6,742
Short-term leases
Lease operating	3,392	5,601
Plant and other midstream services	1,131	2,751
General and administrative	5	17
Total short-term leases(2)(3)	4,528	8,369
Financing leases
Depreciation of assets	231	440
Interest on lease liabilities	33	64
Total financing leases	264	504
Total lease expense	$8,452	$15,615
_____________________

(1)
Does not include gross payments related to drilling rig leases of $8.2 million and $13.5 million for the three and six months ended June 30, 2019, respectively, that were capitalized and recorded in “Oil and natural gas properties, full-cost method” in the interim unaudited condensed consolidated balance sheet at June 30, 2019.

(2)	These costs are related to leases that are not recorded as right of use assets or lease liabilities in the interim unaudited condensed consolidated balance sheet as they are short-term leases.

(3)
Does not include gross payments related to short-term drilling rig leases and other equipment rentals of $10.7 million and $37.2 million for the three and six months ended June 30, 2019, respectively, that were capitalized and recorded in “Oil and natural gas properties, full-cost method” in the interim unaudited condensed consolidated balance sheet at June 30, 2019.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 3 — LEASES — Continued

The following table presents supplemental interim unaudited condensed consolidated balance sheet information related to leases as of June 30, 2019 (in thousands).

June 30, 2019
Operating leases
Other assets	$78,845
Other current liabilities	$(40,870)
Other long-term liabilities	(43,012)
Total operating lease liabilities	$(83,882)

Financing leases
Other property and equipment, at cost	$2,846
Accumulated depreciation	(865)
Net property and equipment	$1,981
Other current liabilities	$(1,108)
Other long-term liabilities	(1,146)
Total financing lease liabilities	$(2,254)

The following table presents supplemental interim unaudited condensed consolidated cash flow information related to lease payments for the six months ended June 30, 2019 (in thousands).

Six Months Ended June 30, 2019
Cash paid related to lease liabilities
Operating cash payments for operating leases	$6,790
Investing cash payments for operating leases	$13,509
Financing cash payments for financing leases	$490

Right of use assets obtained in exchange for lease obligations entered into during the period
Operating leases	$28,884
Financing leases	$471

The following table presents the maturities of lease liabilities at June 30, 2019 (in years).

Weighted-Average Remaining Lease Term	June 30, 2019
Operating leases	3.0
Financing leases	2.6

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 3 — LEASES — Continued

The following table presents a schedule of future minimum lease payments required under all lease agreements as of June 30, 2019 and December 31, 2018, respectively (in thousands).

	June 30, 2019
	Operating Leases	Financing Leases
2019	$22,075	$493
2020	32,051	747
2021	19,981	581
2022	3,989	504
2023	3,234	—
Thereafter	7,679	—
Total lease payments	89,009	2,325
Less imputed interest	(5,127)	(71)
Total lease obligations	83,882	2,254
Less current obligations	(40,870)	(1,108)
Long-term lease obligations	$43,012	$1,146

	December 31, 2018
	Operating Leases	Financing Leases
2019	$39,457	$1,240
2020	12,009	913
2021	3,513	534
2022	3,209	455
2023	3,234	—
Thereafter	7,680	—
Total lease payments	69,102	3,142
Less imputed interest	(4,300)	(130)
Total lease obligations	64,802	3,012
Less current obligations	(39,457)	(1,240)
Long-term lease obligations	$25,345	$1,772

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 4 — ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations for the six months ended June 30, 2019 (in thousands).

Beginning asset retirement obligations	$31,086
Liabilities incurred during period	1,427
Liabilities settled during period	(154)
Divestitures during period	(951)
Accretion expense	834
Ending asset retirement obligations	32,242
Less: current asset retirement obligations(1)	(1,556)
Long-term asset retirement obligations	$30,686
 _______________

(1)	Included in accrued liabilities in the Company’s interim unaudited condensed consolidated balance sheet at June 30, 2019.
NOTE 5 — DEBT
At June 30, 2019 and July 31, 2019, the Company had $1.05 billion of outstanding senior notes due 2026 (the “Notes”), $205.0 million in borrowings outstanding under its revolving credit facility (the “Credit Agreement”) and approximately $13.6 million in outstanding letters of credit issued pursuant to the Credit Agreement.
At June 30, 2019 and July 31, 2019, San Mateo I had $240.0 million in borrowings outstanding under its revolving credit facility (the “San Mateo Credit Facility”) and approximately $16.2 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility.
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
The Company believes that it was in compliance with the terms of the Credit Agreement at June 30, 2019.
San Mateo Midstream, LLC
On December 19, 2018, San Mateo I entered into the $250.0 million San Mateo Credit Facility, which matures December 19, 2023. The San Mateo Credit Facility includes an accordion feature, which could increase the lender commitments to up to $400.0 million. The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries, as well as San Mateo II, but is guaranteed by San Mateo I’s subsidiaries and secured by substantially all of San Mateo I’s assets, including real property. On June 12, 2019, pursuant to the accordion feature, the lender commitments under the San Mateo Credit Facility were increased to $325.0 million.
The Company believes that San Mateo I was in compliance with the terms of the San Mateo Credit Facility at June 30, 2019.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 5 — DEBT — Continued

Senior Unsecured Notes
In August and October 2018, the Company issued $750.0 million and $300.0 million, respectively, of Notes, which have a 5.875% coupon rate. The Notes will mature September 15, 2026, and interest is payable on the Notes semi-annually in arrears on each March 15 and September 15. The Notes are guaranteed on a senior unsecured basis by certain subsidiaries of the Company.
NOTE 6 — INCOME TAXES
The Company’s effective tax rate for the three and six months ended June 30, 2019 was 26% and 37%, respectively. The Company’s total income tax provision for the three and six months ended June 30, 2019 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to the impact of permanent differences between book and tax income at June 30, 2019.
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
NOTE 7 — EQUITY
Stock-based Compensation
In February 2019, the Company granted awards to certain of its employees of 428,006 service-based restricted stock units to be settled in cash, which are liability instruments, and 428,006 performance-based stock units, which are equity instruments. The performance-based stock units vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year period ending December 31, 2021, as compared to a designated peer group. The service-based restricted stock units vest ratably over three years, and the performance-based stock units are eligible to vest after completion of the three-year performance period. The fair value of these awards was approximately $16.8 million on the grant date. In April 2019, the Company granted awards to certain of its employees of 259,038 service-based restricted stock units to be settled in cash, which are liability instruments, and 205,361 shares of service-based restricted stock, which are equity instruments. Both the liability instruments and the equity instruments vest ratably over three years. The fair value of these awards was approximately $9.2 million on the grant date.
San Mateo II
On February 25, 2019, the Company announced the formation of San Mateo II, a strategic joint venture with a subsidiary of Five Point Energy LLC (“Five Point”) designed to expand the Company’s midstream operations in the Delaware Basin, specifically in Eddy County, New Mexico. San Mateo II is owned 51% by the Company and 49% by Five Point. In addition, Five Point has committed to pay $125 million of the first $150 million of capital expenditures incurred by San Mateo II to develop facilities in the Stebbins area and surrounding leaseholds in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and the Stateline asset area. The Company also has the ability to earn up to $150 million in deferred performance incentives over the next five years related to the formation of San Mateo II, plus additional performance incentives for securing volumes from third-party customers. During the first quarter of 2019, the Company contributed $1.0 million of property to San Mateo II. During the three and six months ended June 30, 2019, the Company contributed $1.5 million and $1.5 million of cash and Five Point contributed $7.5 million and $11.5 million of cash to San Mateo II, respectively.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 7 — EQUITY — Continued

Performance Incentives
In connection with the formation of San Mateo I in 2017, the Company has the ability to earn a total of $73.5 million in performance incentives to be paid by Five Point over a five-year period. The Company earned, and Five Point paid to the Company, $14.7 million in performance incentives during each of the six months ended June 30, 2019 and 2018, and the Company may earn up to an additional $44.1 million in performance incentives over the next three years. These performance incentives are recorded as an increase to additional paid-in capital when received. These performance incentives for the six months ended June 30, 2019 and 2018 are also denoted as “Contributions related to formation of San Mateo I” under “Financing activities” in the Company’s interim unaudited condensed consolidated statements of cash flows and changes in shareholders’ equity.
NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2019, the Company had various costless collar, three-way costless collar and swap contracts open and in place to mitigate its exposure to oil and natural gas price volatility, each with a specific term (calculation period), notional quantity (volume hedged) and price floor and ceiling and fixed price for the swaps. Each contract is set to expire at varying times during 2019 and 2020.
The following is a summary of the Company’s open costless collar contracts for oil and natural gas at June 30, 2019.

Commodity	Calculation Period	Notional Quantity (Bbl or MMBtu)	Weighted Average Price Floor ($/Bbl or $/MMBtu)	Weighted Average Price Ceiling ($/Bbl or $/MMBtu)	Fair Value of Asset (Liability) (thousands)
Oil	07/01/2019 - 12/31/2019	3,900,000	$50.26	$70.94	$3,354
Oil	01/01/2020 - 12/31/2020	2,640,000	$48.50	$69.50	4,555
Natural Gas	07/01/2019 - 12/31/2019	1,200,000	$2.50	$3.80	272
Total open costless collar contracts					$8,181

The following is a summary of the Company’s open three-way costless collar contracts for oil and natural gas at June 30, 2019. Open three-way costless collars consist of a long put (the floor), a short call (the ceiling) and a long call that limits losses on the upside.

Commodity	Calculation Period	Notional Quantity (Bbl or MMBtu)	Weighted Average Price Floor ($/Bbl or $/MMBtu)	Weighted Average Price, Short Call ($/Bbl or $/MMBtu)	Weighted Average Price, Long Call ($/Bbl or $/MMBtu)	Fair Value of Asset (Liability) (thousands)
Oil	07/01/2019 - 12/31/2019	660,000	$60.00	$75.00	$78.85	$2,829
Natural Gas	07/01/2019 - 12/31/2019	2,400,000	$2.50	$3.00	$3.24	528
Total open three-way costless collar contracts						$3,357
The following is a summary of the Company’s open basis swap contracts for oil at June 30, 2019.

Commodity	Calculation Period	Notional Quantity (Bbl)	Fixed Price ($/Bbl)	Fair Value of Asset (Liability) (thousands)
Oil Basis Swaps	08/1/2019 - 12/31/2019	1,377,000	$0.33	$(39)
Oil Basis Swaps	01/01/2020 - 12/31/2020	4,494,000	$0.42	(1,215)
Total open swap contracts				$(1,254)

At June 30, 2019, the Company had an aggregate asset value for open derivative financial instruments of $10.3 million.

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
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the interim unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the condensed consolidated balance sheets	Net amounts presented in the condensed consolidated balance sheets
June 30, 2019
Current assets	$12,671	$(4,400)	$8,271
Other assets	4,710	(2,508)	2,202
Current liabilities	(4,400)	4,400	—
Long-term liabilities	(2,697)	2,508	(189)
Total	$10,284	$—	$10,284
December 31, 2018
Current assets	$53,136	$(3,207)	$49,929
Current liabilities	(3,207)	3,207	—
Long-term liabilities	(83)	—	(83)
Total	$49,846	$—	$49,846

The following table summarizes the location and aggregate gain (loss) of all derivative financial instruments recorded in the interim unaudited condensed consolidated statements of operations for the periods presented (in thousands). These derivative financial instruments are not designated as hedging instruments.

		Three Months Ended June 30,		Six Months Ended June 30,
Type of Instrument	Location in Condensed Consolidated Statement of Operations	2019	2018	2019	2018
Derivative Instrument
Oil	Revenues: Realized gain (loss) on derivatives	$1,165	$(2,488)	$4,531	$(6,797)
Natural Gas	Revenues: Realized (loss) gain on derivatives	—	—	(96)	51
Realized gain (loss) on derivatives		1,165	(2,488)	4,435	(6,746)
Oil	Revenues: Unrealized gain (loss) on derivatives	5,365	1,829	(40,078)	12,956
Natural Gas	Revenues: Unrealized gain (loss) on derivatives	792	(400)	516	(1,111)
Unrealized gain (loss) on derivatives		6,157	1,429	(39,562)	11,845
Total		$7,322	$(1,059)	$(35,127)	$5,099

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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of June 30, 2019 and December 31, 2018 (in thousands).

	Fair Value Measurements at June 30, 2019 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$9,484	$—	$9,484
Natural gas derivatives	—	800	—	800
Total	$—	$10,284	$—	$10,284

	Fair Value Measurements at December 31, 2018 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$49,562	$—	$49,562
Natural gas derivatives	—	284	—	284
Total	$—	$49,846	$—	$49,846

Additional disclosures related to derivative financial instruments are provided in Note 8.
Other Fair Value Measurements
At June 30, 2019 and December 31, 2018, the carrying values reported on the interim unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners, amounts due to joint ventures and other current liabilities approximated their fair values due to their short-term maturities.
At June 30, 2019, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
At June 30, 2019 and December 31, 2018, the fair value of the Notes was $1.07 billion and $0.97 billion, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Processing, Transportation and Salt Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and salt water from certain portions of its acreage for gathering, transportation, processing, fractionation, sales and, in the case of salt water, disposal. The Company paid approximately $6.1 million and $5.1 million for deliveries under these agreements during the three months ended June 30, 2019 and 2018, respectively, and $12.9 million and $9.1 million for deliveries under these agreements during the six months ended June 30, 2019 and 2018, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at June 30, 2019, the total deficiencies required to be paid by the Company under these agreements would be approximately $163.4 million, in addition to the commitments described below.
Future Commitments
In late 2017, the Company entered into a fixed-fee natural gas liquids (“NGL”) sales agreement whereby the Company committed to deliver its NGL production at the tailgate of the Black River cryogenic natural gas processing plant in Eddy County, New Mexico (the “Black River Processing Plant”) to a certain counterparty. The Company is committed to deliver a minimum amount of NGLs to the counterparty upon construction and completion of a pipeline extension and a fractionation facility by the counterparty, which is currently expected to be completed in 2020. The Company has no rights to compel the counterparty to construct this pipeline extension or fractionation facility. If the counterparty does not construct the pipeline extension and fractionation facility, then the Company does not have any minimum volume commitments under the agreement. If the counterparty constructs the pipeline extension and fractionation facility on or prior to February 28, 2021, then the Company will have a commitment to deliver a minimum amount of NGLs for seven years following the completion of the pipeline extension and fractionation facility. If the Company does not meet its NGL volume commitment in any quarter during the seven-year commitment period, it will be required to pay a deficiency fee per gallon of NGL deficiency. Should the pipeline extension and fractionation facility be completed on or prior to February 28, 2021, the minimum contractual obligation during the seven-year period would be approximately $132.3 million.
In April 2018, the Company also entered into a 16-year, fixed-fee natural gas transportation agreement that begins on October 1, 2019, whereby the Company committed to deliver a portion of the residue gas production at the tailgate of the Black River Processing Plant to transport through the counterparty’s pipeline. The Company will owe the fees to transport the committed volume whether or not the committed volume is transported through the counterparty’s pipeline. The minimum contractual obligation at June 30, 2019 was approximately $56.8 million.
In May 2018, the Company also entered into a 10-year, fixed-fee natural gas sales agreement whereby the Company committed to deliver residue gas through the counterparty’s pipeline to the Texas Gulf Coast beginning on the in-service date of such pipeline, which is expected to be operational in the fourth quarter of 2019. If the Company does not meet the volume commitment specified in the natural gas sales agreement, it may be required to pay a deficiency fee per MMBtu of natural gas deficiency. The minimum contractual obligation at June 30, 2019 was approximately $202.3 million.
Delaware Basin — San Mateo
In February 2017, the Company dedicated its current and future leasehold interests in the Rustler Breaks and Wolf asset areas pursuant to 15-year, fixed-fee natural gas, oil and salt water gathering agreements and salt water disposal agreements with subsidiaries of San Mateo I. In addition, the Company dedicated its current and future leasehold interests in the Rustler Breaks asset area pursuant to a 15-year, fixed-fee natural gas processing agreement (collectively with the gathering and salt water disposal agreements, the “Operational Agreements”). San Mateo I provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The minimum contractual obligation under the Operational Agreements at June 30, 2019 was approximately $183.8 million.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 10 — COMMITMENTS AND CONTINGENCIES — Continued

In June 2019, a subsidiary of San Mateo II entered into an agreement with third parties for the engineering, procurement, construction and installation of an expansion of the Black River Processing Plant, including required compression. The expansion is expected to be placed in service in 2020. San Mateo II’s total commitments under this agreement are $80.1 million. San Mateo II paid approximately $8.3 million under this agreement during the three months ended June 30, 2019. As of June 30, 2019, the remaining obligations under this agreement were $71.8 million, which are expected to be paid within the next 12 months.
Legal Proceedings
The Company is a party to several legal proceedings encountered in the ordinary course of its business. While the ultimate outcome and impact on the Company cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
NOTE 11 — SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at June 30, 2019 and December 31, 2018 (in thousands).

	June 30, 2019	December 31, 2018
Accrued evaluated and unproved and unevaluated property costs	$100,014	$86,318
Accrued midstream property costs	21,840	16,808
Accrued lease operating expenses	20,812	12,705
Accrued interest on debt	18,599	22,448
Accrued asset retirement obligations	1,556	1,350
Accrued partners’ share of joint interest charges	17,165	17,037
Other	11,622	14,189
Total accrued liabilities	$191,608	$170,855

Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the six months ended June 30, 2019 and 2018 (in thousands).

	Six Months Ended June 30,
	2019	2018
Cash paid for interest expense, net of amounts capitalized	$37,632	$14,286
Increase in asset retirement obligations related to mineral properties	$321	$834
Increase in asset retirement obligations related to midstream properties	$283	$296
Increase (decrease) in liabilities for oil and natural gas properties capital expenditures	$13,536	$(26,389)
Increase (decrease) in liabilities for midstream properties capital expenditures	$5,854	$(2,371)
Decrease in liabilities for accrued cost to issue equity	$—	$73
Transfer of inventory from oil and natural gas properties	$370	$343
Transfer of inventory to midstream properties	$—	$(2,390)

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 11 — SUPPLEMENTAL DISCLOSURES — Continued

The following table provides a reconciliation of cash and restricted cash recorded in the interim unaudited condensed consolidated balance sheets to cash and restricted cash as presented on the interim unaudited condensed consolidated statements of cash flows (in thousands).

	Six Months Ended June 30,
	2019	2018
Cash	$59,950	$122,450
Restricted cash	24,812	21,063
Total cash and restricted cash	$84,762	$143,513

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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended June 30, 2019
Oil and natural gas revenues	$209,563	$1,497	$—	$—	$211,060
Midstream services revenues	—	32,166	—	(17,807)	14,359
Sales of purchased natural gas	—	8,963	—	—	8,963
Realized gain on derivatives	1,165	—	—	—	1,165
Unrealized loss on derivatives	6,157	—	—	—	6,157
Expenses(1)	141,514	23,425	17,783	(17,807)	164,915
Operating income (loss)(2)	$75,371	$19,201	$(17,783)	$—	$76,789
Total assets	$3,155,577	$508,074	$87,800	$—	$3,751,451
Capital expenditures(3)	$166,532	$41,707	$1,400	$—	$209,639
_____________________

(1)
Includes depletion, depreciation and amortization expenses of $75.7 million and $3.8 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.6 million.

(2)	Includes $8.3 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.

(3)
Includes $8.2 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $24.2 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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

(2)	Includes $5.8 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.

(3)	Includes $16.1 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Six Months Ended June 30, 2019
Oil and natural gas revenues	$401,226	$3,103	$—	$—	$404,329
Midstream services revenues	—	62,420	—	(36,223)	26,197
Sales of purchased natural gas	—	20,194	—	—	20,194
Realized gain on derivatives	4,435	—	—	—	4,435
Unrealized loss on derivatives	(39,562)	—	—	—	(39,562)
Expenses(1)	283,493	49,260	34,734	(36,223)	331,264
Operating income (loss)(2)	$82,606	$36,457	$(34,734)	$—	$84,329
Total assets	$3,155,577	$508,074	$87,800	$—	$3,751,451
Capital expenditures(3)	$364,143	$71,139	$2,206	$—	$437,488
_____________________

(1)
Includes depletion, depreciation and amortization expenses of $148.3 million and $7.5 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $1.2 million.

(2)	Includes $15.8 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.

(3)
Includes $31.3 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $37.9 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 13 — SUBSIDIARY GUARANTORS

The Notes are jointly and severally guaranteed by certain subsidiaries of Matador (the “Guarantor Subsidiaries”) on a full and unconditional basis (except for customary release provisions). At June 30, 2019, the Guarantor Subsidiaries were 100% owned by Matador. Matador is a parent holding company and has no independent assets or operations, and there are no significant restrictions on the ability of Matador to obtain funds from the Guarantor Subsidiaries by dividend or loan. San Mateo and its subsidiaries (the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes.
The following tables present condensed consolidating financial information of Matador (as issuer of the Notes), the Non-Guarantor Subsidiaries, the Guarantor Subsidiaries and all entities on a consolidated basis (in thousands). Elimination entries are necessary to combine the entities. This financial information is presented in accordance with the requirements of Rule 3-10 of Regulation S-X. The following financial information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantor Subsidiaries operated as independent entities.

Condensed Consolidating Balance Sheet June 30, 2019
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Intercompany receivable	$1,582,828	$12,535	$—	$(1,595,363)	$—
Current assets	3,967	44,100	225,317	—	273,384
Net property and equipment	—	438,681	2,944,662	—	3,383,343
Investment in subsidiaries	1,211,056	—	109,227	(1,320,283)	—
Long-term assets	10,589	1,700	92,004	(9,569)	94,724
Total assets	$2,808,440	$497,016	$3,371,210	$(2,925,215)	$3,751,451
LIABILITIES AND EQUITY
Intercompany payable	$—	$—	$1,595,363	$(1,595,363)	$—
Current liabilities	18,493	33,080	286,004	(802)	336,775
Senior unsecured notes payable	1,038,625	—	—	—	1,038,625
Other long-term liabilities	14,845	250,583	278,787	(8,767)	535,448
Total equity attributable to Matador Resources Company	1,736,477	109,227	1,211,056	(1,320,283)	1,736,477
Non-controlling interest in subsidiaries	—	104,126	—	—	104,126
Total liabilities and equity	$2,808,440	$497,016	$3,371,210	$(2,925,215)	$3,751,451

Condensed Consolidating Balance Sheet December 31, 2018
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Intercompany receivable	$1,244,405	$29,816	$—	$(1,274,221)	$—
Current assets	4,109	34,027	267,549	—	305,685
Net property and equipment	—	379,052	2,743,812	—	3,122,864
Investment in subsidiaries	1,490,401	—	95,346	(1,585,747)	—
Long-term assets	23,897	1,479	11,095	(9,502)	26,969
Total assets	$2,762,812	$444,374	$3,117,802	$(2,869,470)	$3,455,518
LIABILITIES AND EQUITY
Intercompany payable	$—	$—	$1,274,221	$(1,274,221)	$—
Current liabilities	22,874	27,988	279,884	(724)	330,022
Senior unsecured notes payable	1,037,837	—	—	—	1,037,837
Other long-term liabilities	13,221	230,263	73,296	(8,778)	308,002
Total equity attributable to Matador Resources Company	1,688,880	95,346	1,490,401	(1,585,747)	1,688,880
Non-controlling interest in subsidiaries	—	90,777	—	—	90,777
Total liabilities and equity	$2,762,812	$444,374	$3,117,802	$(2,869,470)	$3,455,518

Condensed Consolidating Statement of Operations For the Three Months Ended June 30, 2019
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$41,720	$216,885	$(16,901)	$241,704
Total expenses	901	22,564	158,351	(16,901)	164,915
Operating (loss) income	(901)	19,156	58,534	—	76,789
Inventory impairment	—	—	(368)	—	(368)
Interest expense	(15,888)	(2,180)	—	—	(18,068)
Other income (expense)	—	3	(426)	—	(423)
Earnings in subsidiaries	66,399	—	8,659	(75,058)	—
Income before income taxes	49,610	16,979	66,399	(75,058)	57,930
Total income tax provision	12,858	—	—	—	12,858
Net income attributable to non-controlling interest in subsidiaries	—	(8,320)	—	—	(8,320)
Net income attributable to Matador Resources Company shareholders	$36,752	$8,659	$66,399	$(75,058)	$36,752

Condensed Consolidating Statement of Operations For the Three Months Ended June 30, 2018
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$21,356	$206,219	$(16,208)	$211,367
Total expenses	1,178	9,466	142,938	(16,208)	137,374
Operating (loss) income	(1,178)	11,890	63,281	—	73,993
Interest expense	(8,004)	—	—	—	(8,004)
Other income (expense)	—	11	(363)	—	(352)
Earnings in subsidiaries	68,988	—	6,070	(75,058)	—
Income before income taxes	59,806	11,901	68,988	(75,058)	65,637
Net income attributable to non-controlling interest in subsidiaries	—	(5,831)	—	—	(5,831)
Net income attributable to Matador Resources Company shareholders	$59,806	$6,070	$68,988	$(75,058)	$59,806

Condensed Consolidating Statement of Operations For the Six Months Ended June 30, 2019
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$84,596	$366,133	$(35,136)	$415,593
Total expenses	1,936	48,069	316,395	(35,136)	331,264
Operating (loss) income	(1,936)	36,527	49,738	—	84,329
Inventory impairment	—	—	(368)	—	(368)
Interest expense	(31,675)	(4,322)	—	—	(35,997)
Other income (expense)	—	3	(535)	—	(532)
Earnings in subsidiaries	65,261	—	16,426	(81,687)	—
Income before income taxes	31,650	32,208	65,261	(81,687)	47,432
Total income tax provision	11,845	—	—	—	11,845
Net income attributable to non-controlling interest in subsidiaries	—	(15,782)	—	—	(15,782)
Net income attributable to Matador Resources Company shareholders	$19,805	$16,426	$65,261	$(81,687)	$19,805

Condensed Consolidating Statement of Operations For the Six Months Ended June 30, 2018
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$38,550	$392,699	$(28,702)	$402,547
Total expenses	2,412	16,394	265,088	(28,702)	255,192
Operating (loss) income	(2,412)	22,156	127,611	—	147,355
Interest expense	(16,495)	—	—	—	(16,495)
Other income (expense)	6	11	(316)	—	(299)
Earnings in subsidiaries	138,601	—	11,306	(149,907)	—
Income before income taxes	119,700	22,167	138,601	(149,907)	130,561
Net income attributable to non-controlling interest in subsidiaries	—	(10,861)	—	—	(10,861)
Net income attributable to Matador Resources Company shareholders	$119,700	$11,306	$138,601	$(149,907)	$119,700

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2019
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(109)	$51,266	$143,340	$—	$194,497
Net cash used in investing activities	—	(59,309)	(327,195)	(8,190)	(394,694)
Net cash provided by financing activities	—	13,584	179,201	8,190	200,975
(Decrease) increase in cash and restricted cash	(109)	5,541	(4,654)	—	778
Cash and restricted cash at beginning of period	456	18,841	64,687	—	83,984
Cash and restricted cash at end of period	$347	$24,382	$60,033	$—	$84,762

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2018
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(224,441)	$10,225	$468,424	$—	$254,208
Net cash used in investing activities	—	(79,119)	(454,478)	40,035	(493,562)
Net cash provided by financing activities	226,539	83,400	10,481	(40,035)	280,385
Increase in cash and restricted cash	2,098	14,506	24,427	—	41,031
Cash and restricted cash at beginning of period	286	5,663	96,533	—	102,482
Cash and restricted cash at end of period	$2,384	$20,169	$120,960	$—	$143,513

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
Second Quarter Highlights
For the three months ended June 30, 2019, our total oil equivalent production was 5.6 million BOE, and our average daily oil equivalent production was 61,290 BOE per day, of which 36,767 Bbl per day, or 60%, was oil and 147.1 MMcf per day, or 40%, was natural gas. Our oil production of 3.3 million Bbl for the three months ended June 30, 2019 increased 24% year-over-year from 2.7 million Bbl for the three months ended June 30, 2018. Our natural gas production of 13.4 Bcf for the three months ended June 30, 2019 increased 6% year-over-year from 12.7 Bcf for the three months ended June 30, 2018. For the six months ended June 30, 2019, our total oil equivalent production was 11.0 million BOE, and our average daily oil equivalent production was 60,619 BOE per day, of which 35,648 Bbl per day, or 59%, was oil and 149.8 MMcf per day, or 41%, was natural gas. Our oil production of 6.5 million Bbl for the six months ended June 30, 2019 increased 27% year-over-year from 5.1 million Bbl for the six months ended June 30, 2018. Our natural gas production of 27.1 Bcf for the six months ended June 30, 2019 increased 19% year-over-year from 22.8 Bcf for the six months ended June 30, 2018.
For the second quarter of 2019, we reported net income attributable to Matador Resources Company shareholders of approximately $36.8 million, or $0.31 per diluted common share, on a generally accepted accounting principles in the United States (“GAAP”) basis, as compared to net income attributable to Matador Resources Company shareholders of $59.8 million, or $0.53 per diluted common share, for the second quarter of 2018. For the second quarter of 2019, our Adjusted EBITDA attributable to Matador Resources Company shareholders (“Adjusted EBITDA”), a non-GAAP financial measure, was $144.1 million, as compared to Adjusted EBITDA of $137.3 million during the second quarter of 2018. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see

“— Liquidity and Capital Resources — Non-GAAP Financial Measures.” For more information regarding our financial results for the second quarter of 2019, see “— Results of Operations” below.
For the six months ended June 30, 2019, we reported net income attributable to Matador Resources Company shareholders of approximately $19.8 million, or $0.17 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador Resources Company shareholders of $119.7 million, or $1.08 per diluted common share, for the six months ended June 30, 2018. For the six months ended June 30, 2019, our Adjusted EBITDA, a non-GAAP financial measure, was $268.9 million, as compared to Adjusted EBITDA of $254.6 million during the six months ended June 30, 2018. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “— Liquidity and Capital Resources — Non-GAAP Financial Measures.” For more information regarding our financial results for the six months ended June 30, 2019, see “— Results of Operations” below.
Operations Update
During the second quarter of 2019, we continued our focus on the exploration, delineation and development of our Delaware Basin acreage in Loving County, Texas and Lea and Eddy Counties, New Mexico. We began 2019 operating six drilling rigs in the Delaware Basin and continued to do so at June 30, 2019. During the second quarter of 2019, these six operated drilling rigs were deployed across our Delaware Basin asset areas, but with an increased focus on the Antelope Ridge asset area. We expect to operate six rigs in the Delaware Basin throughout the remainder of 2019, with four rigs operating between the Rustler Breaks and Antelope Ridge asset areas, one rig operating in the Wolf and Jackson Trust asset areas and one rig operating in the Arrowhead, Ranger and Twin Lakes asset areas, although this rig, in particular, is expected to operate primarily in the Stebbins area and surrounding leaseholds in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) for the remainder of 2019.
We also concluded completion operations on our nine-well program in South Texas during the second quarter of 2019, which included eight completions in the Eagle Ford formation and one test of the Austin Chalk formation. The final four wells in this nine-well program were completed and turned to sales in the second quarter of 2019. These wells included two Eagle Ford completions on the Haverlah leasehold in Atascosa County, which were turned to sales in April, and two additional Eagle Ford completions on the Lloyd Hurt leasehold, which were turned to sales in May 2019. The rig used to drill these nine wells was released in early February 2019, and we have no additional operated drilling activities planned in the Eagle Ford shale for the remainder of 2019.
We completed and turned to sales a total of 19 gross (15.1 net) wells in the Delaware Basin during the second quarter of 2019, including 14 gross (13.1 net) operated horizontal wells, two gross (2.0 net) operated vertical wells and three gross (0.1 net) non-operated horizontal wells. During the second quarter of 2019, we began producing oil and natural gas from a total of 12 gross (8.5 net) wells in the Antelope Ridge asset area, including nine gross (8.4 net) operated wells and three gross (0.1 net) non-operated wells. Of the nine gross operated wells in the Antelope Ridge asset area, two were Wolfcamp A-XY completions, three were First Bone Spring completions, three were Third Bone Spring completions and one was a vertical completion in the Wolfcamp formation. In the Rustler Breaks and Arrowhead asset areas, we did not complete or turn to sales any operated or non-operated wells during the second quarter of 2019. In the Wolf and Jackson Trust asset areas, we began producing oil and natural gas from two gross (1.8 net) operated wells during the second quarter of 2019, including one Wolfcamp B completion and one Second Bone Spring completion. In addition, we began producing oil and natural gas from a total of four gross (3.9 net) operated wells in the Ranger asset area during the second quarter of 2019, including one First Bone Spring completion, two Second Bone Spring completions and one Third Bone Spring completion. Finally, in the Twin Lakes asset area, we began producing oil and natural gas from one gross (1.0 net) well, a vertical completion in the Morrow formation, during the second quarter of 2019.
As a result of our ongoing drilling and completion operations in these asset areas, our Delaware Basin production has continued to increase over the past 12 months. Our total Delaware Basin production for the second quarter of 2019 was 51,758 BOE per day, consisting of 32,840 Bbl of oil per day and 113.5 MMcf of natural gas per day, an 11% increase from production of 46,489 BOE per day, consisting of 27,381 Bbl of oil per day and 114.6 MMcf of natural gas per day, in the second quarter of 2018. The Delaware Basin contributed approximately 89% of our daily oil production and approximately 77% of our daily natural gas production in the second quarter of 2019, as compared to approximately 92% of our daily oil production and approximately 82% of our daily natural gas production in the second quarter of 2018.
We did not conduct any operated drilling and completion activities on our leasehold properties in the Haynesville shale and Cotton Valley plays in Northwest Louisiana and East Texas in the second quarter of 2019, although we did participate in eight gross (0.3 net) non-operated Haynesville shale wells that were completed and turned to sales.

Capital Resources Update
In April 2019, the lenders under our revolving credit agreement (the “Credit Agreement”), led by Royal Bank of Canada, completed their review of our proved oil and natural gas reserves at December 31, 2018, and as a result, the borrowing base was increased to $900.0 million with the elected borrowing commitment remaining at $500.0 million. This April 2019 redetermination constituted the regularly scheduled May 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected borrowing commitment.
In June 2019, the lender commitments under San Mateo I’s revolving credit facility (the “San Mateo Credit Facility”), led by The Bank of Nova Scotia, were increased to $325.0 million, using the accordion feature. The San Mateo Credit Facility is guaranteed by San Mateo I’s subsidiaries, secured by substantially all of San Mateo I’s assets, including real property, and is non-recourse with respect to Matador and its wholly-owned subsidiaries, as well as San Mateo II.
2019 Capital Expenditure Budget
On July 31, 2019, we increased our anticipated 2019 midstream capital expenditures from $55 to $75 million to $70 to $90 million, primarily for capital expenditures necessary to accommodate new customers and increased commitments from existing customers. The anticipated 2019 midstream capital expenditures reflect our proportionate share of San Mateo’s estimated 2019 capital expenditures and also account for portions of the $50 million capital carry that Five Point Energy LLC (“Five Point”) agreed to provide to us in conjunction with the formation of San Mateo II.
At July 31, 2019, our 2019 estimated capital expenditures for drilling, completing and equipping wells remained $640 to $680 million, despite an increase of four gross (6.8 net) additional operated wells expected to be completed and turned to sales in 2019, as compared to our original estimates. See “— Liquidity and Capital Resources — 2019 Capital Expenditure Budget” for more information regarding our 2019 capital expenditure budget.
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
Recent Accounting Pronouncements
See Note 2 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of recent accounting pronouncements and the impact of the adoption of these pronouncements on our financial statements.

Results of Operations
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Data:
Revenues (in thousands):(1)
Oil	$189,085	$166,271	$343,288	$314,430
Natural gas	21,975	42,748	61,041	76,543
Total oil and natural gas revenues	211,060	209,019	404,329	390,973
Third-party midstream services revenues	14,359	3,407	26,197	6,475
Sales of purchased natural gas	8,963	—	20,194	—
Realized gain (loss) on derivatives	1,165	(2,488)	4,435	(6,746)
Unrealized gain (loss) on derivatives	6,157	1,429	(39,562)	11,845
Total revenues	$241,704	$211,367	$415,593	$402,547
Net Production Volumes:(1)
Oil (MBbl)(2)	3,346	2,706	6,452	5,088
Natural gas (Bcf)(3)	13.4	12.7	27.1	22.8
Total oil equivalent (MBOE)(4)	5,577	4,817	10,972	8,892
Average daily production (BOE/d)(5)	61,290	52,937	60,619	49,126
Average Sales Prices:
Oil, without realized derivatives (per Bbl)	$56.51	$61.44	$53.20	$61.80
Oil, with realized derivatives (per Bbl)	$56.86	$60.52	$53.91	$60.46
Natural gas, without realized derivatives (per Mcf)	$1.64	$3.38	$2.25	$3.35
Natural gas, with realized derivatives (per Mcf)	$1.64	$3.38	$2.25	$3.36
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
Three Months Ended June 30, 2019 as Compared to Three Months Ended June 30, 2018
Oil and natural gas revenues. Our oil and natural gas revenues increased $2.0 million, or 1%, to $211.1 million for the three months ended June 30, 2019, as compared to $209.0 million for the three months ended June 30, 2018. Our oil revenues increased $22.8 million, or 14%, to $189.1 million for the three months ended June 30, 2019, as compared to $166.3 million for the three months ended June 30, 2018. The increase in oil revenues resulted from the 24% increase in our oil production to 3.3 million Bbl of oil for the three months ended June 30, 2019, as compared to 2.7 million Bbl of oil for the three months ended June 30, 2018. The increase in oil production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin. This increase was partially offset by a lower weighted average oil price realized for the three months ended June 30, 2019 of $56.51 per Bbl, a decrease of 8% as compared to $61.44 per Bbl realized for the three months ended June 30, 2018. Our natural gas revenues decreased by $20.8 million, or 49%, to $22.0 million for the three months ended June 30, 2019, as compared to $42.7 million for the three months ended June 30, 2018. The decrease in natural gas revenues resulted from a 51% decrease in realized natural gas prices to $1.64 per Mcf for the three months ended June 30, 2019, as compared to $3.38 per Mcf realized for the three months ended June 30, 2018. This decrease was partially offset by the 6% increase in our natural gas production to 13.4 Bcf for the three months ended June 30, 2019, as compared to 12.7 Bcf for the three months ended June 30, 2018. The increase in natural gas production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin.

Third-party midstream services revenues. Our third-party midstream services revenues increased $11.0 million, or more than four-fold, to $14.4 million for the three months ended June 30, 2019, as compared to $3.4 million for the three months ended June 30, 2018. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to (i) an increase in our third-party salt water gathering and disposal revenues to approximately $6.3 million for the three months ended June 30, 2019, as compared to approximately $1.9 million for the three months ended June 30, 2018, and (ii) an increase in our third-party natural gas gathering, transportation and processing revenues to approximately $6.5 million for the three months ended June 30, 2019, as compared to $1.5 million for the three months ended June 30, 2018.
Sales of purchased natural gas. Our sales of purchased natural gas were $9.0 million for the three months ended June 30, 2019. We had no sales of purchased natural gas for the three months ended June 30, 2018. Sales of purchased natural gas primarily reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we process the third party’s natural gas at the Black River cryogenic natural gas processing plant in Eddy County, New Mexico (the “Black River Processing Plant”) and then purchase, and subsequently sell, the residue gas and natural gas liquids (“NGL”) to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our interim unaudited condensed consolidated statement of operations.
Realized gain (loss) on derivatives. Our realized net gain on derivatives was $1.2 million for the three months ended June 30, 2019, as compared to a realized net loss of $2.5 million for the three months ended June 30, 2018. We realized a net gain of $1.2 million related to our oil costless collar contracts for the three months ended June 30, 2019, resulting from oil prices that were below the floor prices of certain of our oil costless collar contracts. We realized an average gain on our oil derivatives contracts of approximately $0.35 per Bbl produced during the three months ended June 30, 2019, as compared to an average loss of approximately $0.92 per Bbl produced during the three months ended June 30, 2018. Our total oil volumes hedged for the three months ended June 30, 2019 represented 68% of our total oil production, as compared to 51% of our total oil production for the three months ended June 30, 2018. Our total natural gas volumes hedged for the three months ended June 30, 2019 represented 13% of our total natural gas production, as compared to 33% of our total natural gas production for the three months ended June 30, 2018.
Unrealized gain (loss) on derivatives. Our unrealized net gain on derivatives was $6.2 million for the three months ended June 30, 2019, as compared to an unrealized net gain of $1.4 million for the three months ended June 30, 2018. During the three months ended June 30, 2019, the net fair value of our open oil and natural gas derivative contracts increased to a net asset of $10.3 million from a net asset of $4.1 million at March 31, 2019, resulting in an unrealized gain on derivatives of $6.2 million for the three months ended June 30, 2019. During the three months ended June 30, 2018, the net fair value of our open oil and natural gas derivative contracts increased to a net liability of $3.4 million from a net liability of $4.8 million at March 31, 2018, resulting in an unrealized gain on derivatives of $1.4 million for the three months ended June 30, 2018.
Six Months Ended June 30, 2019 as Compared to Six Months Ended June 30, 2018
Oil and natural gas revenues. Our oil and natural gas revenues increased $13.4 million, or 3%, to $404.3 million for the six months ended June 30, 2019, as compared to $391.0 million for the six months ended June 30, 2018. Our oil revenues increased $28.9 million, or 9%, to $343.3 million for the six months ended June 30, 2019, as compared to $314.4 million for the six months ended June 30, 2018. The increase in oil revenues resulted from the 27% increase in our oil production to 6.5 million Bbl of oil for the six months ended June 30, 2019, as compared to 5.1 million Bbl of oil for the six months ended June 30, 2018. The increase in oil production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin. This increase was partially offset by a lower weighted average oil price realized for the six months ended June 30, 2019 of $53.20 per Bbl, a decrease of 14% as compared to $61.80 per Bbl realized for the six months ended June 30, 2018. Our natural gas revenues decreased by $15.5 million, or 20%, to $61.0 million for the six months ended June 30, 2019, as compared to $76.5 million for the six months ended June 30, 2018. The decrease in natural gas revenues resulted from a lower weighted average natural gas price realized for the six months ended June 30, 2019 of $2.25 per Mcf, a decrease of 33% as compared to $3.35 per Mcf realized for the six months ended June 30, 2018. This decrease was partially offset by the 19% increase in our natural gas production to 27.1 Bcf for the six months ended June 30, 2019, as compared to 22.8 Bcf for the six months ended June 30, 2018. The increase in natural gas production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin.
Third-party midstream services revenues. Our third-party midstream services revenues increased $19.7 million to $26.2 million, or just over four-fold, for the six months ended June 30, 2019, as compared to $6.5 million for the six months ended June 30, 2018. This increase was primarily attributable to (i) an increase in our third-party salt water gathering and disposal revenues to approximately $12.0 million for the six months ended June 30, 2019, as compared to approximately $3.0 million for the six months ended June 30, 2018, and (ii) an increase in natural gas gathering, transportation and processing revenues to approximately $11.0 million for the six months ended June 30, 2019, as compared to $3.4 million for the six months ended June 30, 2018.
Sales of purchased natural gas. Our sales of purchased natural gas were $20.2 million for the six months ended June 30, 2019. We had no sales of purchased natural gas for the six months ended June 30, 2018.

Realized gain (loss) on derivatives. Our realized net gain on derivatives was $4.4 million for the six months ended June 30, 2019, as compared to a realized net loss of $6.7 million for the six months ended June 30, 2018. We realized a net gain of $4.5 million related to our oil costless collar contracts for the six months ended June 30, 2019, resulting from oil prices that were below the floor prices of certain of our oil costless collar contracts. We realized net losses of $6.7 million from our oil and natural gas derivative contracts for the six months ended June 30, 2018, resulting from oil and natural gas prices that were above the ceiling prices of certain of our oil and natural gas costless collar contracts. We realized an average gain on our oil derivatives of approximately $0.70 per Bbl produced during the six months ended June 30, 2019, as compared to an average loss of $1.34 per Bbl produced during the six months ended June 30, 2018. Our total oil volumes hedged for the six months ended June 30, 2019 represented 57% of our total oil production, as compared to 53% of our total oil production for the six months ended June 30, 2018. Our total natural gas volumes hedged for the six months ended June 30, 2019 represented 13% of our total natural gas production, as compared to 37% of our total natural gas production for the six months ended June 30, 2018.
Unrealized (loss) gain on derivatives. Our unrealized net loss on derivatives was $39.6 million for the six months ended June 30, 2019, as compared to an unrealized net gain of $11.8 million for the six months ended June 30, 2018. During the period from December 31, 2018 through June 30, 2019, the aggregate net fair value of our open oil and natural gas derivative contracts decreased to a net asset of approximately $10.3 million from a net asset of approximately $49.8 million, resulting in an unrealized loss on derivatives of approximately $39.6 million for the six months ended June 30, 2019. During the period from December 31, 2017 through June 30, 2018, the aggregate net fair value of our open oil and natural gas derivative contracts increased from a net liability of approximately $15.2 million to a net liability of approximately $3.4 million, resulting in an unrealized gain on derivatives of approximately $11.8 million for the six months ended June 30, 2018.

Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except expenses per BOE)	2019	2018	2019	2018
Expenses:
Production taxes, transportation and processing	$21,542	$20,110	$41,207	$37,901
Lease operating	26,351	25,006	57,514	47,154
Plant and other midstream services operating	8,422	5,676	17,738	9,896
Purchased natural gas	8,172	—	18,806	—
Depletion, depreciation and amortization	80,132	66,838	156,999	122,207
Accretion of asset retirement obligations	420	375	834	739
General and administrative	19,876	19,369	38,166	37,295
Total expenses	164,915	137,374	331,264	255,192
Operating income	76,789	73,993	84,329	147,355
Other income (expense):
Inventory impairment	(368)	—	(368)	—
Interest expense	(18,068)	(8,004)	(35,997)	(16,495)
Other expense	(423)	(352)	(532)	(299)
Total other expense	(18,859)	(8,356)	(36,897)	(16,794)
Net income	57,930	65,637	47,432	130,561
Total income tax provision	12,858	—	11,845	—
Net income attributable to non-controlling interest in subsidiaries	(8,320)	(5,831)	(15,782)	(10,861)
Net income attributable to Matador Resources Company shareholders	$36,752	$59,806	$19,805	$119,700
Expenses per BOE:
Production taxes, transportation and processing	$3.86	$4.17	$3.76	$4.26
Lease operating	$4.72	$5.19	$5.24	$5.30
Plant and other midstream services operating	$1.51	$1.18	$1.62	$1.11
Depletion, depreciation and amortization	$14.37	$13.87	$14.31	$13.74
General and administrative	$3.56	$4.02	$3.48	$4.19
Three Months Ended June 30, 2019 as Compared to Three Months Ended June 30, 2018
Production taxes, transportation and processing. Our production taxes, transportation and processing expenses increased $1.4 million, or 7%, to $21.5 million for the three months ended June 30, 2019, as compared to $20.1 million for the three months ended June 30, 2018. The increase was primarily attributable to the $1.3 million increase in transportation and processing fees to $6.3 million for the three months ended June 30, 2019, as compared to $5.0 million for the three months ended June 30, 2018, principally due to the 6% increase in our natural gas production to 13.4 Bcf of natural gas for the three months ended June 30, 2019, as compared to 12.7 Bcf of natural gas for the three months ended June 30, 2018. On a unit-of-production basis, our production taxes, transportation and processing expenses decreased 7% to $3.86 per BOE for the three months ended June 30, 2019, as compared to $4.17 per BOE for the three months ended June 30, 2018. The decrease was primarily attributable to lower production taxes on a per unit basis as a result of the decrease in the weighted average oil and natural gas prices realized between the two periods.
Lease operating. Our lease operating expenses increased $1.3 million, or 5%, to $26.4 million for the three months ended June 30, 2019, as compared to $25.0 million for the three months ended June 30, 2018. The increase was largely attributable to increases in compression, repairs and maintenance and non-operated lease operating expenses of approximately $2.6 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase was partially offset by a decrease in salt water trucking and disposal costs as more of our operated wells have been connected to salt water disposal pipelines. Our lease operating expenses decreased 9% on a unit-of-production basis to $4.72 per BOE for the three months ended June 30, 2019, as compared to $5.19 per BOE for the three months ended June 30, 2018, as a result of the 16% increase in total oil equivalent production for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.

Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $2.7 million, or 48%, to $8.4 million for the three months ended June 30, 2019, as compared to $5.7 million for the three months ended June 30, 2018. This increase was primarily attributable to (i) increased expenses associated with the Black River Processing Plant of $3.1 million for the three months ended June 30, 2019, as compared to $1.9 million for the three months ended June 30, 2018, (ii) increased expenses associated with our expanded commercial salt water disposal operations of $3.8 million for the three months ended June 30, 2019, as compared to $3.0 million for the three months ended June 30, 2018, and (iii) increased expenses associated with pipeline operations of $1.6 million for the three months ended June 30, 2019, as compared to $1.0 million for the three months ended June 30, 2018.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $13.3 million, or 20%, to $80.1 million for the three months ended June 30, 2019, as compared to $66.8 million for the three months ended June 30, 2018. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 4% to $14.37 per BOE for the three months ended June 30, 2019, as compared to $13.87 per BOE for the three months ended June 30, 2018. The increase in our total depletion, depreciation and amortization expenses was primarily attributable to (i) the 16% increase in our total oil equivalent production to 5.6 million BOE for the three months ended June 30, 2019, as compared to 4.8 million BOE for the three months ended June 30, 2018, and (ii) increased depreciation expenses attributable to our midstream segment of approximately $3.8 million for the three months ended June 30, 2019, as compared to $2.3 million for the three months ended June 30, 2018. On a unit-of-production basis, the impact of the increases in total oil equivalent production and midstream depreciation expenses was largely offset by higher total proved oil and natural gas reserves at June 30, 2019, as compared to June 30, 2018, primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin.
General and administrative. Our general and administrative expenses increased $0.5 million, or 3%, to $19.9 million for the three months ended June 30, 2019, as compared to $19.4 million for the three months ended June 30, 2018. Our general and administrative expenses decreased 11% on a unit-of-production basis to $3.56 per BOE for the three months ended June 30, 2019, as compared to $4.02 per BOE for the three months ended June 30, 2018, primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin.
Interest expense. For the three months ended June 30, 2019, we incurred total interest expense of approximately $20.7 million. We capitalized approximately $2.6 million of our interest expense on certain qualifying projects for the three months ended June 30, 2019 and expensed the remaining $18.1 million to operations. For the three months ended June 30, 2018, we incurred total interest expense of approximately $10.6 million. We capitalized approximately $2.6 million of our interest expense on certain qualifying projects for the three months ended June 30, 2018 and expensed the remaining $8.0 million to operations.
Total income tax provision. We recorded a total income tax expense of $12.9 million for the three months ended June 30, 2019, which differs from amounts computed by applying the U.S. federal statutory rate to pre-tax income due primarily to the impact of permanent differences between book and tax income. Due to a variety of factors, including our significant net income in 2017 and 2018, our federal valuation allowance and a portion of our state valuation allowance were reversed at December 31, 2018, as the deferred tax assets were determined to be more likely than not to be utilized. As a portion of our state net operating loss carryforwards are not expected to be utilized before expiration, a valuation allowance will continue to be recognized until the state deferred tax assets are more likely than not to be utilized. At June 30, 2018, our deferred tax assets exceeded our deferred tax liabilities due to the deferred tax amounts generated by full-cost ceiling impairment charges recorded in prior periods. As a result, we established a valuation allowance against the deferred tax assets beginning in the third quarter of 2015. We retained a full valuation allowance at June 30, 2018 due to uncertainties regarding the future realization of our deferred tax assets.
Six Months Ended June 30, 2019 as Compared to Six Months Ended June 30, 2018
Production taxes, transportation and processing. Our production taxes, transportation and processing expenses increased $3.3 million, or 9%, to $41.2 million for the six months ended June 30, 2019, as compared to $37.9 million for the six months ended June 30, 2018. The increase in production taxes, transportation and processing expenses was primarily attributable to the $2.8 million increase in our transportation and processing expenses for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, principally due to the 19% increase in our natural gas production to 27.1 billion Bcf of natural gas for the six months ended June 30, 2019, as compared to 22.8 billion Bcf of natural gas for the six months ended June 30, 2018. On a unit-of-production basis, our production taxes, transportation and processing expenses decreased 12% to $3.76 per BOE for the six months ended June 30, 2019, as compared to $4.26 per BOE for the six months ended June 30, 2018. The decrease was primarily attributable to lower production taxes on a per unit basis as a result of the decrease in weighted average oil and natural gas prices realized between the two periods.
Lease operating. Our lease operating expenses increased $10.4 million, or 22%, to $57.5 million for the six months ended June 30, 2019, as compared to $47.2 million for the six months ended June 30, 2018. The increase in lease operating expenses for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily attributable to an increase in costs of services and equipment, including salt water disposal costs in asset areas other than Wolf and Rustler Breaks (which are serviced by San Mateo). Our lease operating expenses on a unit-of production basis decreased 1% to $5.24 per BOE for the six months ended June 30, 2019, as compared to $5.30 per BOE for the six months ended June 30, 2018.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $7.8 million, or 79%, to $17.7 million for the six months ended June 30, 2019, as compared to $9.9 million for the six months ended June 30, 2018. This increase was primarily attributable to (i) increased expenses associated with our expanded commercial salt water disposal operations of $8.1 million for the six months ended June 30, 2019, as compared to $5.2 million for the six months ended June 30, 2018, (ii) increased expenses associated with the Black River Processing Plant, which was expanded late in the first quarter of 2018, of $6.1 million for the six months ended June 30, 2019, as compared to $3.6 million for the six months ended June 30, 2018, and (iii) increased expenses associated with pipeline operations of $3.7 million for the six months ended June 30, 2019, as compared to $1.6 million for the six months ended June 30, 2018.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $34.8 million, or 28%, to $157.0 million for the six months ended June 30, 2019, as compared to $122.2 million for the six months ended June 30, 2018. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 4% to $14.31 per BOE for the six months ended June 30, 2019, as compared to $13.74 per BOE for the six months ended June 30, 2018. The increase in our total depletion, depreciation and amortization expenses was primarily attributable to (i) the 23% increase in our total oil equivalent production to 11.0 million BOE for the six months ended June 30, 2019, as compared to 8.9 million BOE for the six months ended June 30, 2018, and (ii) the increase in depreciation expenses attributable to our midstream segment of approximately $9.3 million for the six months ended June 30, 2019, as compared to $5.2 million for the six months ended June 30, 2018. On a unit-of-production basis, the impact of the increases in total oil equivalent production and midstream depreciation expenses was largely offset by higher total proved oil and natural gas reserves at June 30, 2019, as compared to June 30, 2018, primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin.
General and administrative. Our general and administrative expenses increased $0.9 million, or 2%, to $38.2 million for the six months ended June 30, 2019, as compared to $37.3 million for the six months ended June 30, 2018. Primarily as a result of the 23% increase in total oil equivalent production for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, our general and administrative expenses decreased 17% on a unit-of-production basis to $3.48 per BOE for the six months ended June 30, 2019, as compared to $4.19 per BOE for the six months ended June 30, 2018.
Interest expense. For the six months ended June 30, 2019, we incurred total interest expense of approximately $40.2 million. We capitalized approximately $4.2 million of our interest expense on certain qualifying projects for the six months ended June 30, 2019 and expensed the remaining $36.0 million to operations. For the six months ended June 30, 2018, we incurred total interest expense of approximately $21.0 million. We capitalized approximately $4.5 million of our interest expense on certain qualifying projects for the six months ended June 30, 2018 and expensed the remaining $16.5 million to operations.
Total income tax provision. We recorded a total income tax expense of $11.8 million for the six months ended June 30, 2019, which differs from amounts computed by applying the U.S. federal statutory rate to pre-tax income primarily due to the impact of permanent differences between book and tax income. Due to a variety of factors, including our significant net income in 2017 and 2018, our federal valuation allowance and a portion of our state valuation allowance were reversed at December 31, 2018, as the deferred tax assets were determined to be more likely than not to be utilized. As a portion of our state net operating loss carryforwards are not expected to be utilized before expiration, a valuation allowance will continue to be recognized until the state deferred tax assets are more likely than not to be utilized. At June 30, 2018, our deferred tax assets exceeded our deferred tax liabilities due to the deferred tax amounts generated by full-cost ceiling impairment charges recorded in prior periods. As a result, we established a valuation allowance against the deferred tax assets beginning in the third quarter of 2015. We retained a full valuation allowance at June 30, 2018 due to uncertainties regarding the future realization of our deferred tax assets.
Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue to be during the remainder of 2019 and for the foreseeable future, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. Excluding any possible significant acquisitions, we expect to fund our capital expenditure requirements for the remainder of 2019 through a combination of cash on hand, operating cash flows, performance incentives in connection with the formation of San Mateo I that were received in the first quarter of 2019, borrowings under the Credit Agreement (assuming availability under our borrowing base) and borrowings under the San Mateo Credit Facility. We continually evaluate other capital sources, including borrowings under additional credit arrangements, the sale or joint venture of midstream assets or oil and natural gas producing assets or leasehold interests, particularly in our non-core asset areas, the sale or joint venture of oil and natural gas mineral interests, as well as potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital and to generate operating cash flows.
At June 30, 2019 and July 31, 2019, we had (i) $1.05 billion of outstanding 5.875% senior notes due 2026 (the “Notes”), (ii) $205.0 million in borrowings outstanding under the Credit Agreement and (iii) approximately $13.6 million in outstanding letters of credit issued pursuant to the Credit Agreement, and San Mateo I had $240.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $16.2 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility.
At June 30, 2019, we had cash totaling approximately $60.0 million and restricted cash, most of which was associated with San Mateo, totaling approximately $24.8 million. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries.
In April 2019, the lenders under our Credit Agreement, led by Royal Bank of Canada, completed their review of our proved oil and natural gas reserves at December 31, 2018, and as a result, the borrowing base was increased to $900.0 million with the elected borrowing commitment remaining at $500.0 million. This April 2019 redetermination constituted the regularly scheduled May 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected borrowing commitment.
In June 2019, the lender commitments under the San Mateo Credit Facility, led by The Bank of Nova Scotia, were increased to $325.0 million, using the accordion feature. The San Mateo Credit Facility is guaranteed by San Mateo I’s subsidiaries, secured by substantially all of San Mateo I’s assets, including real property, and is non-recourse with respect to Matador and its wholly-owned subsidiaries, as well as San Mateo II.
During the second quarter of 2019, we continued our focus on the exploration, delineation and development of our Delaware Basin acreage in Loving County, Texas and Lea and Eddy Counties, New Mexico. We began 2019 operating six drilling rigs in the Delaware Basin and continued to do so at June 30, 2019. During the second quarter, these six operated drilling rigs were deployed across our Delaware Basin asset areas, but with an increased focus on the Antelope Ridge asset area. We expect to operate six rigs in the Delaware Basin throughout the remainder of 2019, with four rigs operating between the Rustler Breaks and Antelope Ridge asset areas, one rig operating in the Wolf and Jackson Trust asset areas and one rig operating in the Arrowhead, Ranger and Twin Lakes asset areas, although this rig, in particular, is expected to operate in the Greater Stebbins Area for most of the remainder of 2019. We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures for the remainder of 2019.
During the second quarter of 2019, we also finished our nine-well program in South Texas, which we began in October 2018, including eight Eagle Ford shale wells and one Austin Chalk well. The rig used to drill these nine wells was released in early February 2019, and we have no additional operated drilling activities planned in the Eagle Ford shale for the remainder of 2019.
2019 Capital Expenditure Budget
At July 31, 2019, our 2019 estimated capital expenditures for drilling, completing and equipping wells (“D/C/E”) remained $640 to $680 million, as originally estimated. As a result of improved drilling and completion and capital efficiencies, an accelerated pace of activity and our expectations for acquiring additional working interests primarily through acreage trades in certain of our operated wells throughout 2019, we now expect to complete and turn to sales four gross (6.8 net) additional operated wells in 2019, as compared to our original 2019 plan, which includes four gross (3.0 net) additional wells resulting from an accelerated pace of drilling and completion activity in 2019 and 3.8 net additional wells attributable to increased working interests acquired or anticipated to be acquired in certain operated wells during the course of the year. Due to the lower well costs and facilities savings achieved thus far in 2019, however, at July 31, 2019, we anticipate we should be able to deliver these additional well completions within our originally budgeted estimates for D/C/E capital expenditures of $640 to $680 million. In addition, at July 31, 2019, we have no plans to add a seventh rig to our 2019 drilling program.
On July 31, 2019, we increased our anticipated 2019 midstream capital expenditures from $55 to $75 million to $70 to $90 million, primarily for capital expenditures necessary to accommodate new customers and increased commitments from existing customers. During the first six months of 2019, San Mateo received an increased natural gas gathering and processing commitment from an existing natural gas customer and obtained a significant additional acreage dedication and a salt water disposal well permit from an existing salt water customer. In addition, San Mateo is in negotiations with other third parties to provide oil, natural gas and salt water gathering services, natural gas processing services and salt water disposal services. In order to provide the midstream services under these executed and anticipated agreements, San Mateo expects to undertake additional projects that will require added compression, oil, natural gas and water gathering lines and water disposal infrastructure not originally budgeted for in 2019. At July 31, 2019, San Mateo had also entered into an agreement to acquire an existing commercial salt water disposal well and facility, a salt water disposal permit and surface acreage near the Greater Stebbins Area. The anticipated total 2019 midstream capital expenditures of $70 to $90 million reflect our proportionate share of San Mateo’s estimated 2019 capital expenditures and also account for portions of the $50 million capital carry that Five Point agreed to provide to us in conjunction with the formation of San Mateo II.

Substantially all of our remaining 2019 estimated capital expenditures will be allocated to (i) the further delineation and development of our leasehold position, (ii) the continued construction of midstream assets and (iii) our participation in certain non-operated well opportunities in the Delaware Basin, with the exception of amounts allocated to limited operations in our South Texas and Haynesville shale positions to maintain and extend leases and to participate in certain non-operated well opportunities. To narrow any potential difference between our 2019 capital expenditures and operating cash flows, we may divest portions of our non-core assets, particularly in our South Texas and Haynesville shale positions, as well as consider monetizing other assets, such as certain mineral, royalty and midstream interests, as value-creating opportunities arise. For example, in the second quarter and early in the third quarter of 2019, we successfully closed and received approximately $22 million in proceeds attributable to the sale of portions of our properties, primarily in our South Texas and Haynesville shale positions, as well as a small portion of our leasehold in a non-operated area of the Delaware Basin. We intend to continue evaluating the opportunistic acquisition of acreage and mineral interests, principally in the Delaware Basin, during 2019. These monetizations, divestitures and expenditures are opportunity-specific, and purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these 2019 monetizations, divestitures and capital expenditures with any degree of certainty; therefore, we have not provided estimated proceeds related to monetizations or divestitures or estimated capital expenditures related to acreage and mineral acquisitions for 2019.
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
Exploration and development activities are subject to a number of risks and uncertainties, which could cause these activities to be less successful than we anticipate. A significant portion of our anticipated cash flows from operations for the remainder of 2019 is expected to come from producing wells and development activities on currently proved properties in the Wolfcamp and Bone Spring plays in the Delaware Basin, the Eagle Ford shale in South Texas and the Haynesville shale in Louisiana. Our existing wells may not produce at the levels we have forecasted and our exploration and development activities in these areas may not be as successful as we anticipate. Additionally, our anticipated cash flows from operations are based upon current expectations of realized oil, natural gas and NGL prices for the remainder of 2019 and the hedges we currently have in place. For further discussion of our expectations of such commodity prices, see “— General Outlook and Trends” below. We use commodity derivative financial instruments at times to mitigate our exposure to fluctuations in oil, natural gas and NGL prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices. See Note 8 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments at June 30, 2019.
Our unaudited cash flows for the six months ended June 30, 2019 and 2018 are presented below:

	Six Months Ended June 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$194,497	$254,208
Net cash used in investing activities	(394,694)	(493,562)
Net cash provided by financing activities	200,975	280,385
Net change in cash and restricted cash	$778	$41,031
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$268,943	$254,592
__________________

(1)
Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “— Non-GAAP Financial Measures” below.

Cash Flows Provided by Operating Activities
Net cash provided by operating activities decreased $59.7 million to $194.5 million for the six months ended June 30, 2019 from $254.2 million for the six months ended June 30, 2018. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased to $255.5 million for the six months ended June 30, 2019 from $251.0 million for the six months ended June 30, 2018, primarily attributable to the increase in our total oil equivalent production, which was partially offset by the decrease in realized oil and natural gas prices between the two periods. Changes in our operating assets and liabilities between the two periods resulted in a net decrease of approximately $64.2 million in net cash provided by operating activities for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.
Our operating cash flows are sensitive to a number of variables, including changes in our production and volatility of oil and natural gas prices between reporting periods. Regional and worldwide economic activity, the actions of the Organization of Petroleum Exporting Countries (OPEC), weather, infrastructure capacity to reach markets and other variable factors significantly impact the prices of oil and natural gas. These factors are beyond our control and are difficult to predict. We use commodity derivative financial instruments to mitigate our exposure to fluctuations in oil, natural gas and NGL prices.
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased by $98.9 million to $394.7 million for the six months ended June 30, 2019 from $493.6 million for the six months ended June 30, 2018. This decrease in net cash used in investing activities is due in part to a decrease of $71.7 million in oil and natural gas properties capital expenditures for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Cash used for oil and natural gas properties capital expenditures for the six months ended June 30, 2019 was primarily attributable to our operated and non-operated drilling and completion activities in the Delaware Basin and in South Texas. The remaining decrease in net cash used in investing activities was primarily attributable to a decrease in cash used for midstream capital expenditures of $14.2 million, primarily related to capital expenditures for San Mateo, and an increase of $13.9 million in proceeds from the sale of assets.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities decreased by $79.4 million to $201.0 million for the six months ended June 30, 2019 from $280.4 million for the six months ended June 30, 2018. This decrease in net cash provided by financing activities is due in part to a net increase in borrowings under our Credit Agreement of $165.0 million between the two periods, offset by a reduction in proceeds from the issuance of common stock of $226.6 million and a decrease of $34.1 million in contributions from non-controlling interest owners in less-than-wholly-owned subsidiaries.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Unaudited Adjusted EBITDA Reconciliation to Net Income:
Net income attributable to Matador Resources Company shareholders	$36,752	$59,806	$19,805	$119,700
Net income attributable to non-controlling interest in subsidiaries	8,320	5,831	15,782	10,861
Net income	45,072	65,637	35,587	130,561
Interest expense	18,068	8,004	35,997	16,495
Total income tax provision	12,858	—	11,845	—
Depletion, depreciation and amortization	80,132	66,838	156,999	122,207
Accretion of asset retirement obligations	420	375	834	739
Unrealized (gain) loss on derivatives	(6,157)	(1,429)	39,562	(11,845)
Stock-based compensation expense	4,490	4,766	9,076	8,945
Inventory impairment	368	—	368	—
Consolidated Adjusted EBITDA	155,251	144,191	290,268	267,102
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(11,147)	(6,853)	(21,325)	(12,510)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$144,104	$137,338	$268,943	$254,592

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$135,257	$118,059	$194,497	$254,208
Net change in operating assets and liabilities	2,472	18,174	60,963	(3,190)
Interest expense, net of non-cash portion	17,522	7,958	34,808	16,084
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(11,147)	(6,853)	(21,325)	(12,510)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$144,104	$137,338	$268,943	$254,592
Net income attributable to Matador Resources Company shareholders decreased by $23.1 million to $36.8 million for the three months ended June 30, 2019, as compared to $59.8 million for the three months ended June 30, 2018. This decrease in net income attributable to Matador Resources Company shareholders is primarily attributable to (i) a $13.3 million increase in depletion, depreciation and amortization expenses, (ii) a $10.1 million increase in interest expense and (iii) a $12.9 million increase in the deferred income tax provision between the two periods. This decrease was partially offset by an increase of $3.7 million from realized loss to realized gain on derivatives and an increase of $4.7 million in unrealized gain on derivatives.
Net income attributable to Matador Resources Company shareholders decreased by $99.9 million to $19.8 million for the six months ended June 30, 2019, as compared to $119.7 million for the six months ended June 30, 2018. This decrease in net income attributable to Matador Resources Company shareholders is primarily attributable to (i) a $51.4 million decrease from unrealized gain to unrealized loss on derivatives, (ii) a $34.8 million increase in depletion, depreciation and amortization expenses, (iii) a $19.5 million increase in interest expense and (iv) an $11.8 million increase in the deferred income tax provision between the two periods. This decrease was partially offset by an increase of $11.2 million from realized loss to realized gain on derivatives, a $13.4 million increase in oil and natural gas revenues and an increase of $19.7 million in third-party midstream services revenues.
Adjusted EBITDA, a non-GAAP financial measure, increased by $6.8 million to $144.1 million for the three months ended June 30, 2019, as compared to $137.3 million for the three months ended June 30, 2018. This increase is primarily attributable to higher oil and natural gas production, partially offset by lower realized oil and natural gas prices for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.

Adjusted EBITDA, a non-GAAP financial measure, increased by $14.4 million to $268.9 million for the six months ended June 30, 2019, as compared to $254.6 million for the six months ended June 30, 2018. This increase is primarily attributable to higher oil and natural gas production, partially offset by lower realized oil and gas prices for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2019, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) termination obligations under drilling rig contracts, (iii) firm transportation, gathering, processing and disposal commitments and (iv) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company’s liquidity or availability of or requirements for capital resources. See “— Obligations and Commitments” below and Note 10 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.
Obligations and Commitments
We had the following material contractual obligations and commitments at June 30, 2019:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Borrowings under credit agreements and facilities, including letters of credit(1)	$474,871	$—	$—	$474,871	$—
Senior unsecured notes(2)	1,050,000	—	—	—	1,050,000
Office leases	28,112	3,724	7,963	8,415	8,010
Non-operated drilling commitments(3)	51,719	51,719	—		—
Drilling rig contracts(4)	39,127	23,870	15,257	—	—
Asset retirement obligations	32,242	1,556	2,441	537	27,708
Natural gas transportation, gathering and processing agreements with non-affiliates(5)	554,863	43,786	113,567	113,598	283,912
Gathering, processing and disposal agreements with San Mateo(6)	547,514	—	96,517	163,408	287,589
Natural gas engineering, construction and installation contract(7)	71,820	71,820	—	—	—
Total contractual cash obligations	$2,850,268	$196,475	$235,745	$760,829	$1,657,219
__________________

(1)
The amounts included in the table above represent principal maturities only. At June 30, 2019, we had $205.0 million in borrowings outstanding under our Credit Agreement and approximately $13.6 million in outstanding letters of credit issued pursuant to the Credit Agreement. The Credit Agreement matures in October 2023. At June 30, 2019, San Mateo I had $240.0 million of borrowings outstanding under the San Mateo Credit Facility and approximately $16.2 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures in December 2023. Assuming the amounts outstanding and interest rates of 3.64% and 4.16% (for the Credit Agreement and the San Mateo Credit Facility), respectively, at June 30, 2019, the interest expense is expected to be approximately $7.5 million and $10.0 million each year until maturity.

(2)
The amounts included in the table above represent principal maturities only. Interest expense on the $1.05 billion of Notes that were outstanding as of June 30, 2019 is expected to be approximately $61.7 million each year until maturity.

(3)
At June 30, 2019, we had outstanding commitments to participate in the drilling and completion of various non-operated wells. Our working interests in these wells are typically small, and certain of these wells were in progress at June 30, 2019. If all of these wells are drilled and completed, we will have minimum outstanding aggregate commitments for our participation in these wells of approximately $51.7 million at June 30, 2019, which we expect to incur within the next 12 months.

(4)	We do not own or operate our own drilling rigs but instead enter into contracts with third parties for such drilling rigs.

(5)
From time to time, we enter into agreements with third parties whereby we commit to deliver anticipated natural gas and oil production and salt water from certain portions of our acreage for gathering, transportation, processing, fractionation, sales and, in the case of salt water, disposal. Certain of these agreements contain minimum volume commitments. If we do not meet the minimum volume commitments under these agreements, we will be required to pay certain deficiency fees. See Note 10 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information about these contractual commitments.

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

(7)
Beginning in June 2019, a subsidiary of San Mateo II entered into an agreement with third parties for the engineering, procurement, construction and installation of an expansion of the Black River Processing Plant, including required compression. See Note 10 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information about these contractual commitments.

General Outlook and Trends
In 2018 and 2019, oil prices generally improved from the lower prices we experienced in 2016 and 2017, although oil prices remained significantly below their most recent highs in 2014. For the three months ended June 30, 2019, oil prices averaged $59.96 per Bbl, ranging from a high of $66.30 per Bbl in late April to a low of $51.14 per Bbl in mid-June, based upon the NYMEX West Texas Intermediate oil futures contract price for the earliest delivery date.
We realized a weighted average oil price of $56.51 per Bbl ($56.86 per Bbl including realized gains from oil derivatives) for our oil production for the three months ended June 30, 2019, as compared to $61.44 per Bbl ($60.52 per Bbl including realized losses from oil derivatives) for our oil production for the three months ended June 30, 2018. At July 31, 2019, the NYMEX West Texas Intermediate oil futures contract for the earliest delivery date had decreased from the average price for the second quarter of 2019, settling at $58.58 per Bbl, which was also a decrease as compared to $68.76 per Bbl at July 31, 2018.
For the three months ended June 30, 2019, natural gas prices averaged $2.51 per MMBtu, ranging from a high of approximately $2.71 per MMBtu in early April to a low of approximately $2.19 per MMBtu in late June, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date.
We realized a weighted average natural gas price of $1.64 per Mcf (with no realized gains or losses from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended June 30, 2019, as compared to $3.38 per Mcf (with no realized gains or losses from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended June 30, 2018. At July 31, 2019, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had decreased from the average price for the second quarter of 2019, settling at $2.23 per MMBtu, which was also a decrease as compared to $2.78 per MMBtu at July 31, 2018.
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
In addition, the prices we receive for our oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the NYMEX West Texas Intermediate oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At June 30, 2019, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and most of our natural gas production from the Delaware Basin was sold based on prices established at the Waha Hub in far West Texas. During the second quarter of 2018, the price differentials for oil sold in Midland and natural gas sold at Waha compared to the benchmark prices for oil and natural gas, respectively, began to widen significantly and continued to widen throughout most of the year. These widening basis differentials negatively impacted our oil and natural gas revenues in 2018.
During 2018, the Midland-Cushing (Oklahoma) oil price differential increased substantially from essentially no difference in the first quarter to as much as $16.00 per Bbl in late September but narrowed to about $5.00 per Bbl at the beginning of 2019. The Midland-Cushing (Oklahoma) oil price differential narrowed further to less than $1.00 per Bbl during the first quarter of 2019 but widened again during the second quarter to levels experienced at the beginning of the year. The Midland-Cushing (Oklahoma) oil price differential has narrowed again early in the third quarter of 2019 and may become positive in the future, although it is possible that this differential could widen further at certain times during the remainder of 2019.
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
The natural gas basis differentials widened significantly in April 2019 for a short period of time, including a few days when natural gas was being sold at Waha for negative prices as high as ($7.00) to ($9.00) per MMBtu on a daily market basis, resulting, in part, from a number of simultaneous outages and maintenance projects impacting major pipelines in the area. Natural gas prices at Waha were positive for most of the latter part of April 2019, but daily market prices for natural gas sold at Waha reached negative levels of ($2.00) to ($3.00) per MMBtu in late May. During the second quarter of 2019, the average daily Waha natural gas price was ($0.07) per MMBtu. In response to these basis differentials, we temporarily shut in certain high gas-oil ratio wells and took other actions to mitigate the impact of these negative prices on our results. Daily market prices for natural gas sold at Waha were positive for the month of July, although prices at Waha remained well below Henry Hub prices.
The majority of our Delaware Basin natural gas production is expected to remain exposed to the Waha-Henry Hub basis differentials until early in the fourth quarter of 2019, when the Kinder Morgan Gulf Coast Express Pipeline Project (“GCX Pipeline”) is expected to become operational. We have secured firm natural gas transportation and sales on the GCX Pipeline for an average of approximately 110,000 to 115,000 MMBtu per day at a price based upon Houston Ship Channel pricing. Further, approximately 23% of our reported natural gas production in the second quarter of 2019 was attributable to the Haynesville and Eagle Ford shale plays, which are not exposed to Waha pricing. In addition, as a two-stream reporter, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
These widening oil and natural gas basis differentials are largely attributable to industry concerns regarding the near-term sufficiency of pipeline takeaway capacity for oil, natural gas and NGL production in the Delaware Basin. At July 31, 2019, we had not experienced material pipeline-related interruptions to our oil, natural gas or NGL production. During the third quarter of 2018, shortages of NGL fractionation capacity were experienced by certain operators in the Delaware Basin and elsewhere. Although we did not encounter fractionation capacity problems then and do not expect to encounter such problems going forward, we can provide no assurances that such problems will not arise. If we do experience any interruptions with takeaway capacity or NGL fractionation, our oil and natural gas revenues, business, financial condition, results of operations and cash flows could be adversely affected.
We anticipate that the volatility in these oil and natural gas price differentials could persist throughout much of the remainder of 2019 or longer until additional oil and natural gas pipeline capacity from West Texas to the Texas Gulf Coast and other end markets is completed. We can provide no assurances as to how long these volatile differentials may persist, and as noted above, these price differentials could widen further in future periods. Should we experience future periods of negative pricing for natural gas as we did during the second quarter of 2019, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results. In addition, we have no derivative contracts in place to mitigate our exposure to these natural gas price differentials during the remainder of 2019 and have limited oil basis hedges in place for the remainder of 2019 and 2020.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At June 30, 2019, The Bank of Nova Scotia, BMO Harris Financing (Bank of Montreal) and SunTrust Bank (or affiliates thereof) were the counterparties for all of our derivative instruments. We have considered the credit standing of the counterparties in determining the fair value of our derivative financial instruments. See Note 8 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments at June 30, 2019. Such information is incorporated herein by reference.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls during the three months ended June 30, 2019 that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2019, the Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
April 1, 2019 to April 30, 2019	1,526	$20.04	—	—
May 1, 2019 to May 31, 2019	1,460	$19.03	—	—
June 1, 2019 to June 30, 2019	1,026	$19.00	—	—
Total	4,012	$19.41	—	—
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

3.4	Amended and Restated Bylaws of Matador Resources Company, as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 22, 2018).

10.1†	Matador Resources Company 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on June 6, 2019).

10.2†	Form of Restricted Stock Unit Award Agreement for director awards under the Matador Resources Company 2019 Long-Term Incentive Plan (filed herewith).

10.3†	Form of Restricted Stock Unit Award Agreement for director awards with deferred delivery under the Matador Resources Company 2019 Long-Term Incentive Plan (filed herewith).

10.4†	First Amendment to the Employment Agreement between Matador Resources Company and G. Gregg Krug (filed herewith).

10.5†	First Amendment to the Amended and Restated Employment Agreement between Matador Resources Company and Bradley M. Robinson (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations - Unaudited, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

104	Cover Page Interactive Data File, formatted in Inline XBRL.

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATADOR RESOURCES COMPANY

Date: August 2, 2019	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: August 2, 2019	By:	/s/ David E. Lancaster
David E. Lancaster
Executive Vice President and Chief Financial Officer