Form 10-Q
period 2019-09-30
Matador Resources Co
filed 2019-11-01
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 29, 2019, there were 116,641,109 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except par value and share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash	$15,709	$64,545
Restricted cash	25,097	19,439
Accounts receivable
Oil and natural gas revenues	86,333	68,161
Joint interest billings	74,880	61,831
Other	23,981	16,159
Derivative instruments	15,481	49,929
Lease and well equipment inventory	14,678	17,564
Prepaid expenses and other assets	13,157	8,057
Total current assets	269,316	305,685
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	4,363,545	3,780,236
Unproved and unevaluated	1,166,501	1,199,511
Midstream properties	557,841	428,025
Other property and equipment	26,754	22,041
Less accumulated depletion, depreciation and amortization	(2,554,516)	(2,306,949)
Net property and equipment	3,560,125	3,122,864
Other assets
Derivative instruments	4,650	—
Deferred income taxes	—	20,457
Other assets	102,548	6,512
Total other assets	107,198	26,969
Total assets	$3,936,639	$3,455,518
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$40,584	$66,970
Accrued liabilities	222,565	170,855
Royalties payable	64,191	64,776
Amounts due to affiliates	14,557	13,052
Advances from joint interest owners	7,809	10,968
Amounts due to joint ventures	469	2,373
Other current liabilities	53,182	1,028
Total current liabilities	403,357	330,022
Long-term liabilities
Borrowings under Credit Agreement	215,000	40,000
Borrowings under San Mateo Credit Facility	260,000	220,000
Senior unsecured notes payable	1,039,020	1,037,837
Asset retirement obligations	33,507	29,736
Derivative instruments	—	83
Deferred income taxes	21,186	13,221
Other long-term liabilities	52,151	4,962
Total long-term liabilities	1,620,864	1,345,839
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock - $0.01 par value, 160,000,000 shares authorized; 116,880,345 and 116,374,503 shares issued; and 116,638,712 and 116,353,590 shares outstanding, respectively	1,169	1,164
Additional paid-in capital	1,970,737	1,924,408
Accumulated deficit	(172,519)	(236,277)
Treasury stock, at cost, 241,633 and 20,913 shares, respectively	(4,080)	(415)
Total Matador Resources Company shareholders’ equity	1,795,307	1,688,880
Non-controlling interest in subsidiaries	117,111	90,777
Total shareholders’ equity	1,912,418	1,779,657
Total liabilities and shareholders’ equity	$3,936,639	$3,455,518

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Oil and natural gas revenues	$229,377	$216,282	$633,706	$607,255
Third-party midstream services revenues	15,257	6,809	41,454	13,284
Sales of purchased natural gas	19,864	—	40,058	—
Lease bonus - mineral acreage	1,711	—	1,711	—
Realized gain (loss) on derivatives	3,346	5,424	7,781	(1,322)
Unrealized gain (loss) on derivatives	9,847	(21,337)	(29,715)	(9,492)
Total revenues	279,402	207,178	694,995	609,725
Expenses
Production taxes, transportation and processing	24,762	20,215	65,969	58,116
Lease operating	29,714	22,531	87,228	69,685
Plant and other midstream services operating	8,817	7,291	26,555	17,187
Purchased natural gas	16,608	—	35,414	—
Depletion, depreciation and amortization	92,498	70,457	249,497	192,664
Accretion of asset retirement obligations	520	387	1,354	1,126
General and administrative	20,381	18,444	58,547	55,739
Total expenses	193,300	139,325	524,564	394,517
Operating income	86,102	67,853	170,431	215,208
Other income (expense)
Net loss on asset sales and inventory impairment	(439)	(196)	(807)	(196)
Interest expense	(18,175)	(10,340)	(54,172)	(26,835)
Prepayment premium on extinguishment of debt	—	(31,226)	—	(31,226)
Other expense	(245)	(976)	(777)	(1,275)
Total other expense	(18,859)	(42,738)	(55,756)	(59,532)
Income before income taxes	67,243	25,115	114,675	155,676
Income tax provision
Deferred	13,490	—	25,335	—
Total income tax provision	13,490	—	25,335	—
Net income	53,753	25,115	89,340	155,676
Net income attributable to non-controlling interest in subsidiaries	(9,800)	(7,321)	(25,582)	(18,182)
Net income attributable to Matador Resources Company shareholders	$43,953	$17,794	$63,758	$137,494
Earnings per common share
Basic	$0.38	$0.15	$0.55	$1.22
Diluted	$0.38	$0.15	$0.54	$1.21
Weighted average common shares outstanding
Basic	116,643	116,358	116,541	112,659
Diluted	116,976	116,912	116,994	113,208

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Nine Months Ended September 30, 2019

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

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED — CONTINUED
(In thousands)
For the Three and Nine Months Ended September 30, 2019

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at June 30, 2019	116,866	$1,169	$1,955,504	$(216,472)	218	$(3,724)	$1,736,477	$104,126	$1,840,603
Issuance of common stock pursuant to employee stock compensation plan	12	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	2	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	5,963	—	—	—	5,963	—	5,963
Restricted stock forfeited	—	—	—	—	24	(356)	(356)	—	(356)
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	9,270	—	—	—	9,270	13,230	22,500
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(10,045)	(10,045)
Current period net income	—	—	—	43,953	—	—	43,953	9,800	53,753
Balance at September 30, 2019	116,880	$1,169	$1,970,737	$(172,519)	242	$(4,080)	$1,795,307	$117,111	$1,912,418

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Nine Months Ended September 30, 2018

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

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED — CONTINUED
(In thousands)
For the Three and Nine Months Ended September 30, 2018

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at June 30, 2018	116,461	$1,165	$1,916,821	$(390,784)	103	$(2,670)	$1,524,532	$155,216	$1,679,748
Issuance of common stock pursuant to employee stock compensation plan	19	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	3	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	5,847	—	—	—	5,847	—	5,847
Stock options exercised, net of options forfeited in net share settlements	24	—	362	—	—	—	362	—	362
Restricted stock forfeited	—	—	—	—	55	(1,369)	(1,369)	—	(1,369)
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	19,600	19,600
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(6,860)	(6,860)
Current period net income	—	—	—	17,794	—	—	17,794	7,321	25,115
Balance at September 30, 2018	116,507	$1,165	$1,923,030	$(372,990)	158	$(4,039)	$1,547,166	$175,277	$1,722,443

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$89,340	$155,676
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized loss on derivatives	29,715	9,492
Depletion, depreciation and amortization	249,497	192,664
Accretion of asset retirement obligations	1,354	1,126
Stock-based compensation expense	13,740	13,787
Prepayment premium on extinguishment of debt	—	31,226
Deferred income tax provision	25,335	—
Amortization of debt issuance cost	1,814	851
Net loss on asset sales and inventory impairment	807	196
Changes in operating assets and liabilities
Accounts receivable	(37,341)	(5,654)
Lease and well equipment inventory	2,307	(15,347)
Prepaid expenses	(5,099)	(502)
Other assets	(291)	—
Accounts payable, accrued liabilities and other current liabilities	(15,540)	20,823
Royalties payable	(586)	5,665
Advances from joint interest owners	(3,159)	9,565
Other long-term liabilities	1,234	(250)
Net cash provided by operating activities	353,127	419,318
Investing activities
Oil and natural gas properties capital expenditures	(536,017)	(1,106,556)
Midstream capital expenditures	(120,792)	(120,669)
Expenditures for other property and equipment	(3,911)	(1,570)
Proceeds from sale of assets	21,671	8,267
Net cash used in investing activities	(639,049)	(1,220,528)
Financing activities
Repayments of borrowings	(10,000)	(45,000)
Borrowings under Credit Agreement	185,000	370,000
Borrowings under San Mateo Credit Facility	40,000	—
Cost to amend credit facilities	(613)	—
Proceeds from issuance of senior unsecured notes	—	750,000
Cost to issue senior unsecured notes	—	(9,531)
Purchase of senior unsecured notes	—	(605,780)
Proceeds from issuance of common stock	—	226,612
Cost to issue equity	—	(146)
Proceeds from stock options exercised	3,300	827
Contributions related to formation of San Mateo I	14,700	14,700
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	42,330	73,500
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(27,685)	(17,395)
Taxes paid related to net share settlement of stock-based compensation	(3,665)	(6,051)
Cash paid under financing lease obligations	(623)	—
Net cash provided by financing activities	242,744	751,736
Increase in cash and restricted cash	(43,178)	(49,474)
Cash and restricted cash at beginning of period	83,984	102,482
Cash and restricted cash at end of period	$40,806	$53,008

Supplemental disclosures of cash flow information (Note 11)

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED
NOTE 1 — NATURE OF OPERATIONS
Matador Resources Company, a Texas corporation (“Matador” and, collectively with its subsidiaries, the “Company”), is an independent energy company engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States, with an emphasis on oil and natural gas shale and other unconventional plays. The Company’s current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. Additionally, the Company conducts midstream operations, primarily through its midstream joint ventures, San Mateo Midstream, LLC (“San Mateo I”) and San Mateo Midstream II, LLC (“San Mateo II” and, together with San Mateo I, “San Mateo”), in support of the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and salt water gathering services and salt water disposal services to third parties.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements, Basis of Presentation, Consolidation and Significant Estimates
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) but do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019 (the “Annual Report”). The Company consolidates certain subsidiaries and joint ventures that are less than wholly-owned and are not involved in oil and natural gas exploration, including San Mateo, and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification (“ASC”), Consolidation (Topic 810). The Company proportionately consolidates certain joint ventures that are less than wholly-owned and are involved in oil and natural gas exploration. All intercompany accounts and transactions have been eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all normal, recurring adjustments that are necessary for a fair presentation of the Company’s interim unaudited condensed consolidated financial statements as of September 30, 2019. Amounts as of December 31, 2018 are derived from the Company’s audited consolidated financial statements included in the Annual Report. Certain reclassifications have been made to the December 31, 2018 financial statement amounts in order to conform them to the September 30, 2019 presentations.
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
Revenues
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the three and nine months ended September 30, 2019 and 2018 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues from contracts with customers	$264,498	$223,091	$715,218	$620,539
Lease bonus - mineral acreage	1,711	—	1,711	—
Realized gain (loss) on derivatives	3,346	5,424	7,781	(1,322)
Unrealized gain (loss) on derivatives	9,847	(21,337)	(29,715)	(9,492)
Total revenues	$279,402	$207,178	$694,995	$609,725

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Oil revenues	$198,302	$169,913	$541,590	$484,343
Natural gas revenues	31,075	46,369	92,116	122,912
Third-party midstream services revenues	15,257	6,809	41,454	13,284
Sales of purchased natural gas	19,864	—	40,058	—
Total revenues from contracts with customers	$264,498	$223,091	$715,218	$620,539

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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, the Company is required to perform a ceiling test each quarter that determines a limit, or ceiling, on the capitalized costs of oil and natural gas properties based primarily on the after-tax estimated future net cash flows from oil and natural gas properties using a 10% discount rate and the arithmetic average of first-day-of-the-month oil and natural gas prices for the prior 12-month period. For both the three and nine months ended September 30, 2019 and 2018, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and, as a result, no impairment charge was necessary.
The Company capitalized approximately $8.3 million and $8.5 million of its general and administrative costs and approximately $2.7 million and $1.7 million of its interest expense for the three months ended September 30, 2019 and 2018, respectively. The Company capitalized approximately $25.1 million and $22.6 million of its general and administrative costs and approximately $7.0 million and $6.2 million of its interest expense for the nine months ended September 30, 2019 and 2018, respectively.
Earnings Per Common Share
The Company reports basic earnings attributable to Matador shareholders per common share, which excludes the effect of potentially dilutive securities, and diluted earnings attributable to Matador shareholders per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive.
The following table sets forth the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2019 and 2018 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average common shares outstanding
Basic	116,643	116,358	116,541	112,659
Dilutive effect of options and restricted stock units	333	554	453	549
Diluted weighted average common shares outstanding	116,976	116,912	116,994	113,208

A total of 2.5 million and 2.7 million options to purchase shares of Matador’s common stock were excluded from the diluted weighted average common shares outstanding for the three and nine months ended September 30, 2019, respectively, because their effects were anti-dilutive.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 3 — LEASES

The Company determines if an arrangement is a lease at inception of the contract. If an arrangement is a lease, the present value of the related lease payments is recorded as a liability and an equal amount is capitalized as a right of use asset on the Company’s interim unaudited condensed consolidated balance sheet. Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s estimated incremental borrowing rate, determined at the lease commencement date using the Company’s average secured borrowing rate, is used to calculate present value. The weighted average estimated incremental borrowing rate used for the three months ended September 30, 2019 was 3.74%. For these purposes, the lease term includes options to extend the lease when it is reasonably certain that the Company will exercise such option. Leases with terms of 12 months or less at inception are not recorded on the interim unaudited condensed consolidated balance sheet unless there is a significant cost to terminate the lease, including the cost of removal of the leased asset. As the Company is the responsible party under these arrangements, the Company records the resulting assets and liabilities on a gross basis in its interim unaudited condensed consolidated balance sheets.
The following table presents supplemental interim unaudited condensed consolidated statement of operations information related to lease expenses, on a gross basis, for the three and nine months ended September 30, 2019 (in thousands). Lease payments represent gross payments to vendors, which, for certain of our operating assets, are partially offset by amounts received from other working interest owners in our operated wells.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating leases
Lease operating	$3,298	$8,505
Plant and other midstream services	30	91
General and administrative	805	2,279
Total operating leases(1)	4,133	10,875
Short-term leases
Lease operating	2,317	7,918
Plant and other midstream services	967	3,718
General and administrative	7	24
Total short-term leases(2)(3)	3,291	11,660
Financing leases
Depreciation of assets	231	671
Interest on lease liabilities	32	96
Total financing leases	263	767
Total lease expense	$7,687	$23,302
_____________________

(1)
Does not include gross payments related to drilling rig leases of $6.3 million and $19.8 million for the three and nine months ended September 30, 2019, respectively, that were capitalized and recorded in “Oil and natural gas properties, full-cost method” in the interim unaudited condensed consolidated balance sheet at September 30, 2019.

(2)	These costs are related to leases that are not recorded as right of use assets or lease liabilities in the interim unaudited condensed consolidated balance sheet as they are short-term leases.

(3)
Does not include gross payments related to short-term drilling rig leases and other equipment rentals of $24.7 million and $61.8 million for the three and nine months ended September 30, 2019, respectively, that were capitalized and recorded in “Oil and natural gas properties, full-cost method” in the interim unaudited condensed consolidated balance sheet at September 30, 2019.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 3 — LEASES — Continued

The following table presents supplemental interim unaudited condensed consolidated balance sheet information related to leases as of September 30, 2019 (in thousands).

September 30, 2019
Operating leases
Other assets	$96,258
Other current liabilities	$(51,327)
Other long-term liabilities	(50,996)
Total operating lease liabilities	$(102,323)

Financing leases
Other property and equipment, at cost	$2,677
Accumulated depreciation	(1,095)
Net property and equipment	$1,582
Other current liabilities	$(1,098)
Other long-term liabilities	(481)
Total financing lease liabilities	$(1,579)

The following table presents supplemental interim unaudited condensed consolidated cash flow information related to lease payments for the nine months ended September 30, 2019 (in thousands).

Nine Months Ended September 30, 2019
Cash paid related to lease liabilities
Operating cash payments for operating leases	$10,504
Investing cash payments for operating leases	$19,763
Financing cash payments for financing leases	$623

Right of use assets obtained in exchange for lease obligations entered into during the period
Operating leases	$57,637
Financing leases	$597

The following table presents the maturities of lease liabilities at September 30, 2019 (in years).

Weighted-Average Remaining Lease Term	September 30, 2019
Operating leases	2.9
Financing leases	2.6

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 3 — LEASES — Continued

The following table presents a schedule of future minimum lease payments required under all lease agreements as of September 30, 2019 and December 31, 2018, respectively (in thousands).

	September 30, 2019
	Operating Leases	Financing Leases
2019	$13,969	$430
2020	49,285	779
2021	25,889	510
2022	5,008	88
2023	4,167	—
Thereafter	9,934	—
Total lease payments	108,252	1,807
Less imputed interest	(5,929)	(228)
Total lease obligations	102,323	1,579
Less current obligations	(51,327)	(1,098)
Long-term lease obligations	$50,996	$481

	December 31, 2018
	Operating Leases	Financing Leases
2019	$39,457	$1,240
2020	12,009	913
2021	3,513	534
2022	3,209	455
2023	3,234	—
Thereafter	7,680	—
Total lease payments	69,102	3,142
Less imputed interest	(4,300)	(130)
Total lease obligations	64,802	3,012
Less current obligations	(39,457)	(1,240)
Long-term lease obligations	$25,345	$1,772

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 4 — ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2019 (in thousands).

Beginning asset retirement obligations	$31,086
Liabilities incurred during period	2,194
Liabilities settled during period	(155)
Revisions in estimated cash flows	1,792
Divestitures during period	(2,145)
Accretion expense	1,354
Ending asset retirement obligations	34,126
Less: current asset retirement obligations(1)	(619)
Long-term asset retirement obligations	$33,507
 _______________

(1)	Included in accrued liabilities in the Company’s interim unaudited condensed consolidated balance sheet at September 30, 2019.
NOTE 5 — DEBT
At September 30, 2019, the Company had $1.05 billion of outstanding senior notes due 2026 (the “Notes”), $215.0 million in borrowings outstanding under its revolving credit facility (the “Credit Agreement”) and approximately $13.6 million in outstanding letters of credit issued pursuant to the Credit Agreement.
At October 29, 2019, the Company had $1.05 billion of outstanding Notes, $255.0 million in borrowings outstanding under its Credit Agreement and approximately $35.0 million in outstanding letters of credit issued pursuant to the Credit Agreement.
At September 30, 2019 and October 29, 2019, San Mateo I had $260.0 million in borrowings outstanding under its revolving credit facility (the “San Mateo Credit Facility”) and approximately $16.2 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility.
Credit Agreements
MRC Energy Company
The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of the Company’s proved oil and natural gas reserves at December 31 and June 30 of each year, respectively. The Company and the lenders may each request an unscheduled redetermination of the borrowing base once between scheduled redetermination dates. In October 2019, the lenders completed their review of the Company’s proved oil and natural gas reserves at June 30, 2019, and, as a result, the borrowing base was affirmed at $900.0 million. The Company elected to keep the borrowing commitment at $500.0 million, and the maximum facility amount remained $1.5 billion. This October 2019 redetermination constituted the regularly scheduled November 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected commitment. The Credit Agreement matures October 31, 2023.
The Company believes that it was in compliance with the terms of the Credit Agreement at September 30, 2019.
San Mateo Midstream, LLC
On December 19, 2018, San Mateo I entered into the $250.0 million San Mateo Credit Facility, which matures December 19, 2023. The San Mateo Credit Facility includes an accordion feature, which provides for potential increases to up to $400.0 million. The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries, as well as San Mateo II and its subsidiaries, but is guaranteed by San Mateo I’s subsidiaries and secured by substantially all of San Mateo I’s assets, including real property. In June 2019, pursuant to the accordion feature, the lender commitments under the San Mateo Credit Facility were increased to $325.0 million. In October 2019, pursuant to the accordion feature, the lender commitments under the San Mateo Credit Facility were further increased to $375.0 million.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 5 — DEBT — Continued

The Company believes that San Mateo I was in compliance with the terms of the San Mateo Credit Facility at September 30, 2019.
Senior Unsecured Notes
In August and October 2018, the Company issued $750.0 million and $300.0 million, respectively, of Notes, which have a 5.875% coupon rate. The Notes will mature September 15, 2026, and interest is payable on the Notes semi-annually in arrears on each March 15 and September 15. The Notes are guaranteed on a senior unsecured basis by certain subsidiaries of the Company.
NOTE 6 — INCOME TAXES
The Company’s effective tax rate for the three and nine months ended September 30, 2019 was 23% and 28%, respectively. The Company’s total income tax provision for the three and nine months ended September 30, 2019 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to the impact of permanent differences between book and tax income at September 30, 2019.
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
NOTE 7 — EQUITY
Stock-based Compensation
In February 2019, the Company granted awards to certain of its employees of 428,006 service-based restricted stock units to be settled in cash, which are liability instruments, and 428,006 performance-based stock units, which are equity instruments. The performance-based stock units vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year period ending December 31, 2021, as compared to a designated peer group. The service-based restricted stock units vest ratably over three years, and the performance-based stock units are eligible to vest after completion of the three-year performance period. The fair value of these awards was approximately $16.8 million on the grant date. In April 2019, the Company granted awards to certain of its employees of 259,038 service-based restricted stock units to be settled in cash, which are liability instruments, and 205,361 shares of service-based restricted stock, which are equity instruments. Both the liability instruments and the equity instruments vest ratably over three years. The fair value of these awards was approximately $9.2 million on the grant date. In August 2019, the Company granted awards to certain of its employees of 540,250 stock options that vest ratably over three years. The fair value of these awards was approximately $3.0 million.
San Mateo II
On February 25, 2019, the Company announced the formation of San Mateo II, a strategic joint venture with a subsidiary of Five Point Energy LLC (“Five Point”) designed to expand the Company’s midstream operations in the Delaware Basin, specifically in Eddy County, New Mexico. San Mateo II is owned 51% by the Company and 49% by Five Point. In addition, Five Point has committed to pay $125 million of the first $150 million of capital expenditures incurred by San Mateo II to develop facilities in the Stebbins area and surrounding leaseholds in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and the Stateline asset area. The Company also has the ability to earn up to $150 million in deferred performance incentives over the next five years related to the formation of San Mateo II, plus additional performance incentives for securing volumes from third-party customers. During the first quarter of 2019, the Company contributed $1.0 million of property to San Mateo II. During the three and nine months ended September 30, 2019, the Company contributed $4.5 million and $6.0 million of cash and Five Point contributed $22.5 million and $34.0 million of cash to San Mateo II, respectively.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 7 — EQUITY — Continued

Performance Incentives
In connection with the formation of San Mateo I in 2017, the Company has the ability to earn a total of $73.5 million in performance incentives to be paid by Five Point over a five-year period. The Company earned, and Five Point paid to the Company, $14.7 million in performance incentives during each of the nine months ended September 30, 2019 and 2018, and the Company may earn up to an additional $44.1 million in performance incentives over the next three years. These performance incentives are recorded as an increase to additional paid-in capital when received. These performance incentives for the nine months ended September 30, 2019 and 2018 are also denoted as “Contributions related to formation of San Mateo I” under “Financing activities” in the Company’s interim unaudited condensed consolidated statements of cash flows and changes in shareholders’ equity.
NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2019, the Company had various costless collar, three-way costless collar and swap contracts open and in place to mitigate its exposure to oil and natural gas price volatility, each with a specific term (calculation period), notional quantity (volume hedged) and price floor and ceiling and fixed price for the swaps. Each contract is set to expire at varying times during 2019 and 2020.
The following is a summary of the Company’s open costless collar contracts for oil and natural gas at September 30, 2019.

Commodity	Calculation Period	Notional Quantity (Bbl or MMBtu)	Weighted Average Price Floor ($/Bbl or $/MMBtu)	Weighted Average Price Ceiling ($/Bbl or $/MMBtu)	Fair Value of Asset (Liability) (thousands)
Oil	10/01/2019 - 12/31/2019	1,950,000	$50.26	$70.94	$3,242
Oil	01/01/2020 - 12/31/2020	4,860,000	$48.50	$67.44	15,657
Natural Gas	10/01/2019 - 12/31/2019	600,000	$2.50	$3.80	91
Total open costless collar contracts					$18,990

The following is a summary of the Company’s open three-way costless collar contracts for oil and natural gas at September 30, 2019. Open three-way costless collars consist of a long put (the floor), a short call (the ceiling) and a long call that limits losses on the upside.

Commodity	Calculation Period	Notional Quantity (Bbl or MMBtu)	Weighted Average Price Floor ($/Bbl or $/MMBtu)	Weighted Average Price, Short Call ($/Bbl or $/MMBtu)	Weighted Average Price, Long Call ($/Bbl or $/MMBtu)	Fair Value of Asset (Liability) (thousands)
Oil	10/01/2019 - 12/31/2019	330,000	$60.00	$75.00	$78.85	$2,216
Natural Gas	10/01/2019 - 12/31/2019	1,200,000	$2.50	$3.00	$3.24	177
Total open three-way costless collar contracts						$2,393
The following is a summary of the Company’s open basis swap contracts for oil at September 30, 2019.

Commodity	Calculation Period	Notional Quantity (Bbl)	Fixed Price ($/Bbl)	Fair Value of Asset (Liability) (thousands)
Oil Basis Swaps	10/01/2019 - 12/31/2019	1,308,000	$0.47	$(248)
Oil Basis Swaps	01/01/2020 - 12/31/2020	4,494,000	$0.42	(864)
Oil Basis Swaps	01/01/2021 - 12/31/2021	2,880,000	$0.65	(140)
Total open swap contracts				$(1,252)

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued

At September 30, 2019, the Company had an aggregate asset value for open derivative financial instruments of $20.1 million.
The Company’s derivative financial instruments are subject to master netting arrangements, and the Company’s counterparties allow for cross-commodity master netting provided the settlement dates for the commodities are the same. The Company does not present different types of commodities with the same counterparty on a net basis in its interim unaudited condensed consolidated balance sheets.
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the interim unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the condensed consolidated balance sheets	Net amounts presented in the condensed consolidated balance sheets
September 30, 2019
Current assets	$19,405	$(3,924)	$15,481
Other assets	6,365	(1,715)	4,650
Current liabilities	(3,924)	3,924	—
Long-term liabilities	(1,715)	1,715	—
Total	$20,131	$—	$20,131
December 31, 2018
Current assets	$53,136	$(3,207)	$49,929
Current liabilities	(3,207)	3,207	—
Long-term liabilities	(83)	—	(83)
Total	$49,846	$—	$49,846

The following table summarizes the location and aggregate gain (loss) of all derivative financial instruments recorded in the interim unaudited condensed consolidated statements of operations for the periods presented (in thousands). These derivative financial instruments are not designated as hedging instruments.

		Three Months Ended September 30,		Nine Months Ended September 30,
Type of Instrument	Location in Condensed Consolidated Statement of Operations	2019	2018	2019	2018
Derivative Instrument
Oil	Revenues: Realized gain (loss) on derivatives	$2,856	$5,424	$7,387	$(1,373)
Natural Gas	Revenues: Realized gain on derivatives	490	—	394	51
Realized gain (loss) on derivatives		3,346	5,424	7,781	(1,322)
Oil	Revenues: Unrealized gain (loss) on derivatives	10,379	(21,240)	(29,699)	(8,284)
Natural Gas	Revenues: Unrealized loss on derivatives	(532)	(97)	(16)	(1,208)
Unrealized gain (loss) on derivatives		9,847	(21,337)	(29,715)	(9,492)
Total		$13,193	$(15,913)	$(21,934)	$(10,814)

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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of September 30, 2019 and December 31, 2018 (in thousands).

	Fair Value Measurements at September 30, 2019 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$19,863	$—	$19,863
Natural gas derivatives	—	268	—	268
Total	$—	$20,131	$—	$20,131

	Fair Value Measurements at December 31, 2018 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$49,562	$—	$49,562
Natural gas derivatives	—	284	—	284
Total	$—	$49,846	$—	$49,846

Additional disclosures related to derivative financial instruments are provided in Note 8.
Other Fair Value Measurements
At September 30, 2019 and December 31, 2018, the carrying values reported on the interim unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses and other assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners, amounts due to joint ventures and other current liabilities approximated their fair values due to their short-term maturities.
At September 30, 2019, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
At September 30, 2019 and December 31, 2018, the fair value of the Notes was $1.06 billion and $0.97 billion, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Processing, Transportation and Salt Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and salt water from certain portions of its acreage for gathering, transportation, processing, fractionation, sales and, in the case of salt water, disposal. The Company paid approximately $7.0 million and $6.7 million for deliveries under these agreements during the three months ended September 30, 2019 and 2018, respectively, and $19.9 million and $15.8 million for deliveries under these agreements during the nine months ended September 30, 2019 and 2018, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at September 30, 2019, the total deficiencies required to be paid by the Company under these agreements would be approximately $416.1 million, in addition to the commitments described below.
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
In October 2019, the Company entered into a 15-year, fixed-fee natural gas transportation agreement whereby the Company committed to deliver a portion of the residue gas production at the tailgate of the Black River Processing Plant to transport through the counterparty’s pipeline. The agreement begins when the counterparty’s pipeline is placed in service, which is anticipated to be the third quarter of 2020. Should the pipeline be placed in service, the Company will owe the fees to transport the committed volume whether or not the committed volume is transported through the counterparty’s pipeline, and the minimum contractual obligation would be approximately $106.9 million.
Delaware Basin — San Mateo
In February 2017, the Company dedicated its current and future leasehold interests in the Rustler Breaks and Wolf asset areas pursuant to 15-year, fixed-fee natural gas, oil and salt water gathering agreements and salt water disposal agreements with subsidiaries of San Mateo I. In addition, the Company dedicated its current and future leasehold interests in the Rustler Breaks asset area pursuant to a 15-year, fixed-fee natural gas processing agreement (collectively with the gathering and salt water disposal agreements, the “Operational Agreements”). San Mateo I provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The minimum contractual obligation under the Operational Agreements at September 30, 2019 was approximately $161.8 million.
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
In June 2019, a subsidiary of San Mateo II entered into an agreement with third parties for the engineering, procurement, construction and installation of an expansion of the Black River Processing Plant, including required compression. The expansion is expected to be placed in service in 2020. San Mateo II’s total commitments under this agreement are $80.3 million. San Mateo II paid approximately $9.9 million under this agreement during the three months ended September 30,

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 10 — COMMITMENTS AND CONTINGENCIES — Continued

2019. As of September 30, 2019, the remaining obligations under this agreement were $62.1 million, which are expected to be paid within the next 12 months.
Legal Proceedings
The Company is a party to several legal proceedings encountered in the ordinary course of its business. While the ultimate outcome and impact on the Company cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
NOTE 11 — SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at September 30, 2019 and December 31, 2018 (in thousands).

	September 30, 2019	December 31, 2018
Accrued evaluated and unproved and unevaluated property costs	$113,904	$86,318
Accrued midstream property costs	32,647	16,808
Accrued lease operating expenses	23,480	12,705
Accrued interest on debt	3,107	22,448
Accrued asset retirement obligations	619	1,350
Accrued partners’ share of joint interest charges	32,769	17,037
Other	16,039	14,189
Total accrued liabilities	$222,565	$170,855

Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the nine months ended September 30, 2019 and 2018 (in thousands).

	Nine Months Ended September 30,
	2019	2018
Cash paid for interest expense, net of amounts capitalized	$58,860	$29,773
Increase in asset retirement obligations related to mineral properties	$6,946	$1,705
Increase in asset retirement obligations related to midstream properties	$169	$547
Increase in liabilities for oil and natural gas properties capital expenditures	$26,862	$5,157
Increase in liabilities for midstream properties capital expenditures	$16,661	$1,864
Increase in liabilities for accrued cost to issue senior notes	$—	$510
Transfer of inventory from oil and natural gas properties	$211	$305
Transfer of inventory to midstream properties	$—	$(2,691)

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

	Nine Months Ended September 30,
	2019	2018
Cash	$15,709	$45,942
Restricted cash	25,097	7,066
Total cash and restricted cash	$40,806	$53,008

NOTE 12 — SEGMENT INFORMATION
The Company operates in two business segments: (i) exploration and production and (ii) midstream. The exploration and production segment is engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States and is currently focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. The midstream segment conducts midstream operations in support of the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and salt water gathering services and salt water disposal services to third parties. Substantially all of the Company’s midstream operations in the Rustler Breaks and Wolf asset areas in the Delaware Basin are conducted through San Mateo.
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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended September 30, 2019
Oil and natural gas revenues	$228,188	$1,189	$—	$—	$229,377
Midstream services revenues	—	35,533	—	(20,276)	15,257
Sales of purchased natural gas	3,080	16,784	—	—	19,864
Lease bonus - mineral acreage	1,711	—	—	—	1,711
Realized gain on derivatives	3,346	—	—	—	3,346
Unrealized gain on derivatives	9,847	—	—	—	9,847
Expenses(1)	164,352	30,611	18,613	(20,276)	193,300
Operating income (loss)(2)	$81,820	$22,895	$(18,613)	$—	$86,102
Total assets	$3,332,910	$566,551	$37,178	$—	$3,936,639
Capital expenditures(3)	$201,323	$66,438	$1,705	$—	$269,466
_____________________

(1)
Includes depletion, depreciation and amortization expenses of $87.7 million and $4.1 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.7 million.

(2)	Includes $9.8 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.

(3)
Includes $6.5 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $47.2 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Nine Months Ended September 30, 2019
Oil and natural gas revenues	$629,414	$4,292	$—	$—	$633,706
Midstream services revenues	—	97,953	—	(56,499)	41,454
Sales of purchased natural gas	3,080	36,978	—	—	40,058
Lease bonus - mineral acreage	1,711	—	—	—	1,711
Realized gain on derivatives	7,781	—	—	—	7,781
Unrealized loss on derivatives	(29,715)	—	—	—	(29,715)
Expenses(1)	447,844	79,870	53,349	(56,499)	524,564
Operating income (loss)(2)	$164,427	$59,353	$(53,349)	$—	$170,431
Total assets	$3,332,910	$566,551	$37,178	$—	$3,936,639
Capital expenditures(3)	$565,466	$137,577	$3,911	$—	$706,954
_____________________

(1)
Includes depletion, depreciation and amortization expenses of $236.0 million and $11.6 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $1.9 million.

(2)	Includes $25.6 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.

(3)
Includes $37.8 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $85.1 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 13 — SUBSIDIARY GUARANTORS

The Notes are jointly and severally guaranteed by certain subsidiaries of Matador (the “Guarantor Subsidiaries”) on a full and unconditional basis (except for customary release provisions). At September 30, 2019, the Guarantor Subsidiaries were 100% owned by Matador. Matador is a parent holding company and has no independent assets or operations, and there are no significant restrictions on the ability of Matador to obtain funds from the Guarantor Subsidiaries by dividend or loan. San Mateo and its subsidiaries (the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes.
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

Condensed Consolidating Balance Sheet September 30, 2019
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Intercompany receivable	$1,563,060	$20,658	$—	$(1,583,718)	$—
Current assets	3,762	39,545	226,009	—	269,316
Net property and equipment	—	502,082	3,058,043	—	3,560,125
Investment in subsidiaries	1,285,250	—	122,743	(1,407,993)	—
Long-term assets	3,440	1,605	111,519	(9,366)	107,198
Total assets	$2,855,512	$563,890	$3,518,314	$(3,001,077)	$3,936,639
LIABILITIES AND EQUITY
Intercompany payable	$—	$—	$1,583,718	$(1,583,718)	$—
Current liabilities	—	53,627	350,532	(802)	403,357
Senior unsecured notes payable	1,039,020	—	—	—	1,039,020
Other long-term liabilities	21,185	270,409	298,814	(8,564)	581,844
Total equity attributable to Matador Resources Company	1,795,307	122,743	1,285,250	(1,407,993)	1,795,307
Non-controlling interest in subsidiaries	—	117,111	—	—	117,111
Total liabilities and equity	$2,855,512	$563,890	$3,518,314	$(3,001,077)	$3,936,639

Condensed Consolidating Balance Sheet December 31, 2018
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Intercompany receivable	$1,244,405	$29,816	$—	$(1,274,221)	$—
Current assets	4,109	34,027	267,549	—	305,685
Net property and equipment	—	379,052	2,743,812	—	3,122,864
Investment in subsidiaries	1,490,401	—	95,346	(1,585,747)	—
Long-term assets	23,897	1,479	11,095	(9,502)	26,969
Total assets	$2,762,812	$444,374	$3,117,802	$(2,869,470)	$3,455,518
LIABILITIES AND EQUITY
Intercompany payable	$—	$—	$1,274,221	$(1,274,221)	$—
Current liabilities	22,874	27,988	279,884	(724)	330,022
Senior unsecured notes payable	1,037,837	—	—	—	1,037,837
Other long-term liabilities	13,221	230,263	73,296	(8,778)	308,002
Total equity attributable to Matador Resources Company	1,688,880	95,346	1,490,401	(1,585,747)	1,688,880
Non-controlling interest in subsidiaries	—	90,777	—	—	90,777
Total liabilities and equity	$2,762,812	$444,374	$3,117,802	$(2,869,470)	$3,455,518

Condensed Consolidating Statement of Operations For the Three Months Ended September 30, 2019
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$52,776	$246,235	$(19,609)	$279,402
Total expenses	1,034	30,317	181,558	(19,609)	193,300
Operating (loss) income	(1,034)	22,459	64,677	—	86,102
Net loss on asset sales and inventory impairment	—	—	(439)	—	(439)
Interest expense	(15,716)	(2,459)	—	—	(18,175)
Other expense	—	—	(245)	—	(245)
Earnings in subsidiaries	74,193	—	10,200	(84,393)	—
Income before income taxes	57,443	20,000	74,193	(84,393)	67,243
Total income tax provision	13,490	—	—	—	13,490
Net income attributable to non-controlling interest in subsidiaries	—	(9,800)	—	—	(9,800)
Net income attributable to Matador Resources Company shareholders	$43,953	$10,200	$74,193	$(84,393)	$43,953

Condensed Consolidating Statement of Operations For the Three Months Ended September 30, 2018
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$25,640	$199,386	$(17,848)	$207,178
Total expenses	1,184	10,708	145,281	(17,848)	139,325
Operating (loss) income	(1,184)	14,932	54,105	—	67,853
Net loss on asset sales and inventory impairment	—	—	(196)	—	(196)
Interest expense	(10,340)	—	—	—	(10,340)
Other (expense) income	(31,232)	8	(978)	—	(32,202)
Earnings in subsidiaries	60,550	—	7,619	(68,169)	—
Income before income taxes	17,794	14,940	60,550	(68,169)	25,115
Net income attributable to non-controlling interest in subsidiaries	—	(7,321)	—	—	(7,321)
Net income attributable to Matador Resources Company shareholders	$17,794	$7,619	$60,550	$(68,169)	$17,794

Condensed Consolidating Statement of Operations For the Nine Months Ended September 30, 2019
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$137,372	$612,368	$(54,745)	$694,995
Total expenses	2,970	78,386	497,953	(54,745)	524,564
Operating (loss) income	(2,970)	58,986	114,415	—	170,431
Net loss on asset sales and inventory impairment	—	—	(807)	—	(807)
Interest expense	(47,391)	(6,781)	—	—	(54,172)
Other income (expense)	—	3	(780)	—	(777)
Earnings in subsidiaries	139,454	—	26,626	(166,080)	—
Income before income taxes	89,093	52,208	139,454	(166,080)	114,675
Total income tax provision	25,335	—	—	—	25,335
Net income attributable to non-controlling interest in subsidiaries	—	(25,582)	—	—	(25,582)
Net income attributable to Matador Resources Company shareholders	$63,758	$26,626	$139,454	$(166,080)	$63,758

Condensed Consolidating Statement of Operations For the Nine Months Ended September 30, 2018
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$64,190	$592,085	$(46,550)	$609,725
Total expenses	3,596	27,102	410,369	(46,550)	394,517
Operating (loss) income	(3,596)	37,088	181,716	—	215,208
Net loss on asset sales and inventory impairment	—	—	(196)	—	(196)
Interest expense	(26,835)	—	—	—	(26,835)
Other (expense) income	(31,226)	19	(1,294)	—	(32,501)
Earnings in subsidiaries	199,151	—	18,925	(218,076)	—
Income before income taxes	137,494	37,107	199,151	(218,076)	155,676
Net income attributable to non-controlling interest in subsidiaries	—	(18,182)	—	—	(18,182)
Net income attributable to Matador Resources Company shareholders	$137,494	$18,925	$199,151	$(218,076)	$137,494

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2019
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(423)	$82,812	$270,738	$—	$353,127
Net cash used in investing activities	—	(116,967)	(507,938)	(14,144)	(639,049)
Net cash provided by financing activities	—	39,888	188,712	14,144	242,744
(Decrease) increase in cash and restricted cash	(423)	5,733	(48,488)	—	(43,178)
Cash and restricted cash at beginning of period	456	18,841	64,687	—	83,984
Cash and restricted cash at end of period	$33	$24,574	$16,199	$—	$40,806

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2018
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(361,016)	$12,318	$768,016	$—	$419,318
Net cash used in investing activities	—	(120,836)	(1,152,987)	53,295	(1,220,528)
Net cash provided by financing activities	361,155	109,400	334,476	(53,295)	751,736
Increase (decrease) in cash and restricted cash	139	882	(50,495)	—	(49,474)
Cash and restricted cash at beginning of period	286	5,663	96,533	—	102,482
Cash and restricted cash at end of period	$425	$6,545	$46,038	$—	$53,008

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
By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: general economic conditions; our ability to execute our business plan, including whether our drilling program is successful; changes in oil, natural gas and natural gas liquids prices and the demand for oil, natural gas and natural gas liquids; our ability to replace reserves and efficiently develop current reserves; costs of operations; delays and other difficulties related to producing oil, natural gas and natural gas liquids; delays and other difficulties related to regulatory and governmental approvals and restrictions; our ability to make acquisitions on economically acceptable terms; our ability to integrate acquisitions; availability of sufficient capital to execute our business plan, including from future cash flows, increases in our borrowing base and otherwise; weather and environmental conditions; the operating results of San Mateo’s expansion of the Black River cryogenic processing plant, including the timing of the further expansion of such plant; the timing and operating results of the buildout by San Mateo of oil, natural gas and water gathering and transportation systems and the drilling of any additional salt water disposal wells, including in conjunction with the expansion of San Mateo’s services and assets into new areas in Eddy County, New Mexico; and the other factors discussed below and elsewhere in this Quarterly Report and in other documents that we file with or furnish to the SEC, all of which are difficult to predict. Forward-looking statements may include statements about:

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
Overview
We are an independent energy company founded in July 2003 engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States, with an emphasis on oil and natural gas shale and other unconventional plays. Our current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. We also operate in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. Additionally, we conduct midstream operations, primarily through San Mateo, in support of our exploration, development and production operations and provide natural gas processing, oil transportation services, oil, natural gas and salt water gathering services and salt water disposal services to third parties.
Third Quarter Highlights
For the three months ended September 30, 2019, our total oil equivalent production was 6.4 million BOE, and our average daily oil equivalent production was 69,645 BOE per day, of which 39,776 Bbl per day, or 57%, was oil and 179.2 MMcf per day, or 43%, was natural gas. Our oil production of 3.7 million Bbl for the three months ended September 30, 2019 increased 23% year-over-year from 3.0 million Bbl for the three months ended September 30, 2018. Our natural gas production of 16.5 Bcf for the three months ended September 30, 2019 increased 34% year-over-year from 12.3 Bcf for the three months ended September 30, 2018. For the nine months ended September 30, 2019, our total oil equivalent production was 17.4 million BOE, and our average daily oil equivalent production was 63,661 BOE per day, of which 37,039 Bbl per day, or 58%, was oil and 159.7 MMcf per day, or 42%, was natural gas. Our oil production of 10.1 million Bbl for the nine months ended September 30, 2019 increased 25% year-over-year from 8.1 million Bbl for the nine months ended September 30, 2018. Our natural gas production of 43.6 Bcf for the nine months ended September 30, 2019 increased 24% year-over-year from 35.1 Bcf for the nine months ended September 30, 2018.
For the third quarter of 2019, we reported net income attributable to Matador shareholders of approximately $44.0 million, or $0.38 per diluted common share, on a generally accepted accounting principles in the United States (“GAAP”) basis, as compared to net income attributable to Matador shareholders of $17.8 million, or $0.15 per diluted common share, for the third quarter of 2018. For the third quarter of 2019, our Adjusted EBITDA attributable to Matador shareholders (“Adjusted EBITDA”), a non-GAAP financial measure, was $160.8 million, as compared to Adjusted EBITDA of $155.4 million during the third quarter of 2018. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “— Liquidity and Capital Resources — Non-GAAP Financial Measures.” For more information regarding our financial results for the third quarter of 2019, see “— Results of Operations” below.
For the nine months ended September 30, 2019, we reported net income attributable to Matador shareholders of approximately $63.8 million, or $0.54 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $137.5 million, or $1.21 per diluted common share, for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, our Adjusted EBITDA, a non-GAAP financial measure, was $429.7 million, as compared to Adjusted EBITDA of $410.0 million during the nine months ended September 30, 2018. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “— Liquidity and Capital Resources — Non-GAAP Financial Measures.” For more information regarding our financial results for the nine months ended September 30, 2019, see “— Results of Operations” below.
Operations Update
During the third quarter of 2019, we continued our focus on the exploration, delineation and development of our Delaware Basin acreage in Loving County, Texas and Lea and Eddy Counties, New Mexico. We began 2019 operating six drilling rigs in the Delaware Basin and continued to do so at September 30, 2019. During the third quarter of 2019, these six operated drilling rigs were deployed across our Delaware Basin asset areas. We expect to operate six rigs in the Delaware Basin throughout the remainder of 2019, with four rigs operating between the Rustler Breaks and Antelope Ridge asset areas, one rig operating in the Wolf and Jackson Trust asset areas and one rig operating in the Arrowhead, Ranger and Twin Lakes asset areas, although this rig is expected to operate primarily in the Stebbins area and surrounding leaseholds in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) for the remainder of 2019.
During the third quarter of 2019, we received approval for six drilling permits in our western Antelope Ridge asset area from the Bureau of Land Management (“BLM”) and have initiated drilling operations on these “Rodney Robinson” wells. The 1,200 gross and net acre Rodney Robinson tract is one of the key tracts we acquired in the BLM New Mexico Oil and Gas Lease Sale in September 2018 (the “BLM Acquisition”). We are currently drilling these first six wells, all two-mile laterals, from two separate three-well pads. These wells are scheduled to be completed and turned to sales late in the first quarter of 2020.
During the third quarter of 2019, we did not conduct any operated drilling and completion activities on our leasehold properties in the Eagle Ford shale play in South Texas or in the Haynesville shale and Cotton Valley plays in Northwest Louisiana. We did participate in the drilling and completion of 11 gross (1.1 net) non-operated Haynesville shale wells that were turned to sales in the third quarter of 2019.
We completed and turned to sales a total of 39 gross (22.6 net) wells in the Delaware Basin during the third quarter of 2019, including 27 gross (22.2 net) operated horizontal wells and 12 gross (0.4 net) non-operated horizontal wells. During the third quarter of 2019, we began producing oil and natural gas from a total of 17 gross (8.8 net) wells in the Antelope Ridge asset area, including 10 gross (8.7 net) operated wells and seven gross (0.1 net) non-operated wells. Of the 10 gross operated wells in the Antelope Ridge asset area, one was a Wolfcamp A-XY completion, four were Wolfcamp A-Lower completions, one was a Second Bone Spring completion, three were Third Bone Spring completions and one was a Brushy Canyon completion. In the Rustler Breaks asset area, we began producing oil and natural gas from a total of 14 gross (8.9 net) wells, including 10 gross (8.6 net) operated wells and four gross (0.3 net) non-operated wells. Of the 10 gross operated wells in the Rustler Breaks asset area, five were Wolfcamp A-XY completions, one was a Wolfcamp A-Lower completion, three were Wolfcamp B completions and one was a First Bone Spring completion. In the Arrowhead asset area, we began producing oil and natural gas from a total of four gross (2.9 net) operated wells, of which two were Wolfcamp A-XY completions, one was a Second Bone Spring completion and one was a Third Bone Spring completion. In the Wolf and Jackson Trust asset areas, we began producing oil and natural gas from three gross (2.0 net) operated wells during the third quarter of 2019, including two Wolfcamp A-XY completions and one Wolfcamp A-Lower completion. In addition, we began producing oil and natural gas from one gross (less than 0.1 net) non-operated well in the Ranger asset area during the third quarter of 2019.
As a result of our ongoing drilling and completion operations in these asset areas, our Delaware Basin production has continued to increase over the past 12 months. Our total Delaware Basin production for the third quarter of 2019 was 56,422 BOE per day, consisting of 36,421 Bbl of oil per day and 120.0 MMcf of natural gas per day, an 18% increase from production of 47,831 BOE per day, consisting of 29,931 Bbl of oil per day and 107.4 MMcf of natural gas per day, in the third quarter of 2018. The Delaware Basin contributed approximately 92% of our daily oil production and approximately 67% of our daily natural gas production in the third quarter of 2019, as compared to approximately 93% of our daily oil production and approximately 80% of our daily natural gas production in the third quarter of 2018.

Capital Resources Update
In October 2019, the lenders under our revolving credit agreement (the “Credit Agreement”), led by Royal Bank of Canada, completed their review of our proved oil and natural gas reserves at June 30, 2019, and as a result, the borrowing base was affirmed at $900.0 million with the elected borrowing commitment remaining at $500.0 million. This October 2019 redetermination constituted the regularly scheduled November 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected borrowing commitment.
In October 2019, the lender commitments under San Mateo I’s revolving credit facility (the “San Mateo Credit Facility”), led by The Bank of Nova Scotia, were increased by $50.0 million to $375.0 million, using the accordion feature, which provides for potential increases to up to $400.0 million. The San Mateo Credit Facility is guaranteed by San Mateo I’s subsidiaries, secured by substantially all of San Mateo I’s assets, including real property, and is non-recourse with respect to Matador and its wholly-owned subsidiaries, as well as San Mateo II and its subsidiaries.
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
Results of Operations
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Data:
Revenues (in thousands):(1)
Oil	$198,302	$169,913	$541,590	$484,343
Natural gas	31,075	46,369	92,116	122,912
Total oil and natural gas revenues	229,377	216,282	633,706	607,255
Third-party midstream services revenues	15,257	6,809	41,454	13,284
Sales of purchased natural gas	19,864	—	40,058	—
Lease bonus - mineral acreage	1,711	—	1,711	—
Realized gain (loss) on derivatives	3,346	5,424	7,781	(1,322)
Unrealized gain (loss) on derivatives	9,847	(21,337)	(29,715)	(9,492)
Total revenues	$279,402	$207,178	$694,995	$609,725
Net Production Volumes:(1)
Oil (MBbl)(2)	3,659	2,973	10,112	8,061
Natural gas (Bcf)(3)	16.5	12.3	43.6	35.1
Total oil equivalent (MBOE)(4)	6,407	5,025	17,379	13,917
Average daily production (BOE/d)(5)	69,645	54,625	63,661	50,979
Average Sales Prices:
Oil, without realized derivatives (per Bbl)	$54.19	$57.15	$53.56	$60.08
Oil, with realized derivatives (per Bbl)	$54.97	$58.97	$54.29	$59.91
Natural gas, without realized derivatives (per Mcf)	$1.88	$3.77	$2.11	$3.50
Natural gas, with realized derivatives (per Mcf)	$1.91	$3.77	$2.12	$3.50
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
Three Months Ended September 30, 2019 as Compared to Three Months Ended September 30, 2018
Oil and natural gas revenues. Our oil and natural gas revenues increased $13.1 million, or 6%, to $229.4 million for the three months ended September 30, 2019, as compared to $216.3 million for the three months ended September 30, 2018. Our oil revenues increased $28.4 million, or 17%, to $198.3 million for the three months ended September 30, 2019, as compared to $169.9 million for the three months ended September 30, 2018. The increase in oil revenues resulted from the 23% increase in our oil production to 3.7 million Bbl of oil for the three months ended September 30, 2019, as compared to 3.0 million Bbl of oil for the three months ended September 30, 2018. The increase in oil production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin. This increase was partially offset by a lower weighted average oil price realized for the three months ended September 30, 2019 of $54.19 per Bbl, a decrease of 5% as compared to $57.15 per Bbl realized for the three months ended September 30, 2018. Our natural gas revenues decreased by $15.3 million, or 33%, to $31.1 million for the three months ended September 30, 2019, as compared to $46.4 million for the three months ended September 30, 2018. The decrease in natural gas revenues resulted from a 50% decrease in realized natural gas prices to $1.88 per Mcf for the three months ended September 30, 2019, as compared to $3.77 per Mcf realized for the three months ended September 30, 2018. This decrease was partially offset by the 34% increase in our natural gas production to 16.5 Bcf for the three months ended September 30, 2019, as compared to 12.3 Bcf for the three months ended September 30, 2018. The increase in natural gas production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin as well as from non-operated Haynesville shale wells completed and placed on production during the third quarter of 2019.
Third-party midstream services revenues. Our third-party midstream services revenues increased $8.4 million, or more than two-fold, to $15.3 million for the three months ended September 30, 2019, as compared to $6.8 million for the three months ended September 30, 2018. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to (i) an increase in our third-party salt water gathering and disposal revenues to approximately $6.7 million for the three months ended September 30, 2019, as compared to approximately $3.3 million for the three months ended September 30, 2018, and (ii) an increase in our third-party natural gas gathering, transportation and processing revenues to approximately $6.7 million for the three months ended September 30, 2019, as compared to $2.6 million for the three months ended September 30, 2018.
Sales of purchased natural gas. Our sales of purchased natural gas were $19.9 million for the three months ended September 30, 2019. We had no sales of purchased natural gas for the three months ended September 30, 2018. Sales of purchased natural gas primarily reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas, process the natural gas at the Black River cryogenic natural gas processing plant in Eddy County, New Mexico (the “Black River Processing Plant”) and subsequently sell the residue gas and natural gas liquids (“NGL”) to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our interim unaudited condensed consolidated statement of operations.
Lease bonus - mineral acreage. Our lease bonus - mineral acreage revenues were $1.7 million for the three months ended September 30, 2019. We had no lease bonus revenues for the three months ended September 30, 2018. Lease bonus - mineral acreage revenues reflect the payments we receive to enter into or extend leases to third-party lessees to develop the oil and natural gas attributable to certain of our mineral interests.
Realized gain (loss) on derivatives. Our realized net gain on derivatives was $3.3 million for the three months ended September 30, 2019, as compared to a realized net gain of $5.4 million for the three months ended September 30, 2018. We realized a net gain of $2.3 million related to our oil costless collar contracts for the three months ended September 30, 2019, resulting from oil prices that were below the floor prices of certain of our oil costless collar contracts. We realized a net gain of $0.5 million related to our oil basis swap contracts for the three months ended September 30, 2019, resulting from oil basis prices that were below the fixed prices of certain of our oil basis swap contracts. We realized an average gain on our oil derivatives contracts of approximately $0.78 per Bbl produced during the three months ended September 30, 2019, as compared to an average gain of approximately $1.82 per Bbl produced during the three months ended September 30, 2018. Our total oil volumes hedged for the three months ended September 30, 2019 represented 62% of our total oil production, as compared to 47% of our total oil production for the three months ended September 30, 2018. We realized a net gain of $0.5 million related to our natural gas costless collar contracts for the three months ended September 30, 2019, resulting from natural gas prices that were below the floor prices of certain of our natural gas costless collar contracts. We realized an average gain on our natural gas derivative contracts of $0.03 per Mcf produced during the three months ended September 30, 2019, as compared to no gain or loss realized on our natural gas costless collar contracts for the three months ended September 30, 2018. Our total natural gas volumes hedged for the three months ended September 30, 2019 represented 11% of our total natural gas production, as compared to 34% of our total natural gas production for the three months ended September 30, 2018.
Unrealized gain (loss) on derivatives. Our unrealized net gain on derivatives was $9.8 million for the three months ended September 30, 2019, as compared to an unrealized net loss of $21.3 million for the three months ended September 30, 2018. During the three months ended September 30, 2019, the net fair value of our open oil and natural gas derivative contracts increased to a net asset of $20.1 million from a net asset of $10.3 million at June 30, 2019, resulting in an unrealized gain on derivatives of $9.8 million for the three months ended September 30, 2019. During the three months ended September 30, 2018, the net fair value of our open oil and natural gas derivative contracts decreased to a net liability of $24.7 million from a net liability of $3.4 million at June 30, 2018, resulting in an unrealized loss on derivatives of $21.3 million for the three months ended September 30, 2018.
Nine Months Ended September 30, 2019 as Compared to Nine Months Ended September 30, 2018
Oil and natural gas revenues. Our oil and natural gas revenues increased $26.5 million, or 4%, to $633.7 million for the nine months ended September 30, 2019, as compared to $607.3 million for the nine months ended September 30, 2018. Our oil revenues increased $57.2 million, or 12%, to $541.6 million for the nine months ended September 30, 2019, as compared to $484.3 million for the nine months ended September 30, 2018. This increase in our oil revenues resulted from the 25% increase in our oil production to 10.1 million Bbl of oil for the nine months ended September 30, 2019, as compared to 8.1 million Bbl of oil for the nine months ended September 30, 2018. The increase in oil production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin. This increase was partially offset by a lower weighted average oil price realized for the nine months ended September 30, 2019 of $53.56 per Bbl, a decrease of 11% as compared to $60.08 per Bbl realized for the nine months ended September 30, 2018. Our natural gas revenues decreased by $30.8 million, or 25%, to $92.1 million for the nine months ended September 30, 2019, as compared to $122.9 million for the nine months ended September 30, 2018. The decrease in natural gas revenues resulted from a lower weighted average natural gas price realized for the nine months ended September 30, 2019 of $2.11 per Mcf, a decrease of 40% as compared to $3.50 per Mcf realized for the nine months ended September 30, 2018. This decrease was partially offset by the 24% increase in our natural gas production to 43.6 Bcf for the nine months ended September 30, 2019, as compared to 35.1 Bcf for the nine months ended September 30, 2018. The increase in natural gas production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin as well as from non-operated Haynesville shale wells completed and placed on production during the third quarter of 2019.
Third-party midstream services revenues. Our third-party midstream services revenues increased $28.2 million to $41.5 million, or just over three-fold, for the nine months ended September 30, 2019, as compared to $13.3 million for the nine months ended September 30, 2018. This increase was primarily attributable to (i) an increase in our third-party salt water gathering and disposal revenues to approximately $18.7 million for the nine months ended September 30, 2019, as compared to approximately $6.3 million for the nine months ended September 30, 2018, (ii) an increase in natural gas gathering, transportation and processing revenues to approximately $17.7 million for the nine months ended September 30, 2019, as compared to $6.8 million for the nine months ended September 30, 2018, and (iii) an increase in our third-party oil transportation revenues to approximately $5.0 million for the nine months ended September 30, 2019, as compared to $0.2 million for the nine months ended September 30, 2018.
Sales of purchased natural gas. Our sales of purchased natural gas were $40.1 million for the nine months ended September 30, 2019. We had no sales of purchased natural gas for the nine months ended September 30, 2018.
Lease bonus - mineral acreage. Our lease bonus - mineral acreage revenues were $1.7 million for the nine months ended September 30, 2019. We had no lease bonus revenues for the nine months ended September 30, 2018.
Realized gain (loss) on derivatives. Our realized net gain on derivatives was $7.8 million for the nine months ended September 30, 2019, as compared to a realized net loss of $1.3 million for the nine months ended September 30, 2018. We realized a net gain of $6.9 million related to our oil costless collar contracts for the nine months ended September 30, 2019, resulting from oil prices that were below the floor prices of certain of our oil costless collar contracts. We realized a net gain of $0.5 million related to our oil basis swap contracts for the nine months ended September 30, 2019, resulting from oil basis prices that were below the fixed prices of certain of our oil basis swaps contracts. We realized a net gain of $0.4 million related to our natural gas costless collar contracts for the nine months ended September 30, 2019, resulting from natural gas prices that were below the floor prices of certain of our natural gas costless collar contracts. We realized net losses of $1.3 million from our oil and natural gas derivative contracts for the nine months ended September 30, 2018, primarily resulting from oil prices that were above the short call/ceiling prices of certain of our oil costless collar contracts. We realized an average gain on our oil derivatives of approximately $0.73 per Bbl produced during the nine months ended September 30, 2019, as compared to an average loss of $0.17 per Bbl produced during the nine months ended September 30, 2018. Our total oil volumes hedged for the nine months ended September 30, 2019 represented 59% of our total oil production, as compared to 50% of our total oil production for the nine months ended September 30, 2018. Our total natural gas volumes hedged for the nine months ended September 30, 2019 represented 12% of our total natural gas production, as compared to 36% of our total natural gas production for the nine months ended September 30, 2018.

Unrealized gain (loss) on derivatives. Our unrealized net loss on derivatives was $29.7 million for the nine months ended September 30, 2019, as compared to an unrealized net loss of $9.5 million for the nine months ended September 30, 2018. During the period from December 31, 2018 through September 30, 2019, the aggregate net fair value of our open oil and natural gas derivative contracts decreased to a net asset of approximately $20.1 million from a net asset of approximately $49.8 million, resulting in an unrealized loss on derivatives of approximately $29.7 million for the nine months ended September 30, 2019. During the period from December 31, 2017 through September 30, 2018, the aggregate net fair value of our open oil and natural gas derivative contracts decreased from a net liability of approximately $15.2 million to a net liability of approximately $24.7 million, resulting in an unrealized loss on derivatives of approximately $9.5 million for the nine months ended September 30, 2018.
Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except expenses per BOE)	2019	2018	2019	2018
Expenses:
Production taxes, transportation and processing	$24,762	$20,215	$65,969	$58,116
Lease operating	29,714	22,531	87,228	69,685
Plant and other midstream services operating	8,817	7,291	26,555	17,187
Purchased natural gas	16,608	—	35,414	—
Depletion, depreciation and amortization	92,498	70,457	249,497	192,664
Accretion of asset retirement obligations	520	387	1,354	1,126
General and administrative	20,381	18,444	58,547	55,739
Total expenses	193,300	139,325	524,564	394,517
Operating income	86,102	67,853	170,431	215,208
Other income (expense):
Net loss on asset sales and inventory impairment	(439)	(196)	(807)	(196)
Interest expense	(18,175)	(10,340)	(54,172)	(26,835)
Other expense	(245)	(32,202)	(777)	(32,501)
Total other expense	(18,859)	(42,738)	(55,756)	(59,532)
Income before income taxes	67,243	25,115	114,675	155,676
Total income tax provision	13,490	—	25,335	—
Net income attributable to non-controlling interest in subsidiaries	(9,800)	(7,321)	(25,582)	(18,182)
Net income attributable to Matador Resources Company shareholders	$43,953	$17,794	$63,758	$137,494
Expenses per BOE:
Production taxes, transportation and processing	$3.86	$4.02	$3.80	$4.18
Lease operating	$4.64	$4.48	$5.02	$5.01
Plant and other midstream services operating	$1.38	$1.45	$1.53	$1.23
Depletion, depreciation and amortization	$14.44	$14.02	$14.36	$13.84
General and administrative	$3.18	$3.67	$3.37	$4.00
Three Months Ended September 30, 2019 as Compared to Three Months Ended September 30, 2018
Production taxes, transportation and processing. Our production taxes, transportation and processing expenses increased $4.5 million, or 22%, to $24.8 million for the three months ended September 30, 2019, as compared to $20.2 million for the three months ended September 30, 2018. This increase was primarily attributable to the $4.2 million increase in transportation and processing fees to $8.5 million for the three months ended September 30, 2019, as compared to $4.3 million for the three months ended September 30, 2018, principally due to the 34% increase in our natural gas production to 16.5 Bcf of natural gas for the three months ended September 30, 2019, as compared to 12.3 Bcf of natural gas for the three months ended September 30, 2018. On a unit-of-production basis, our production taxes, transportation and processing expenses decreased 4% to $3.86 per BOE for the three months ended September 30, 2019, as compared to $4.02 per BOE for the three months ended September 30, 2018. This decrease was primarily attributable to lower production taxes on a per unit basis as a result of the decrease in the weighted average oil and natural gas prices realized between the two periods.
Lease operating. Our lease operating expenses increased $7.2 million, or 32%, to $29.7 million for the three months ended September 30, 2019, as compared to $22.5 million for the three months ended September 30, 2018. On a unit-of-production basis, our lease operating expenses increased 4% to $4.64 per BOE for the three months ended September 30, 2019, as compared to $4.48 per BOE for the three months ended September 30, 2018. These increases were largely attributable to increases in compression, repairs and maintenance and equipment rental expenses of approximately $3.9 million, as well as an increase in salt water disposal expenses of approximately $0.8 million for wells where we do not yet have connections to salt water disposal pipelines.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $1.5 million, or 21%, to $8.8 million for the three months ended September 30, 2019, as compared to $7.3 million for the three months ended September 30, 2018. This increase was primarily attributable to increased expenses associated with our expanded commercial salt water disposal operations of $4.8 million for the three months ended September 30, 2019, as compared to $3.7 million for the three months ended September 30, 2018, and increased expenses associated with pipeline operations of $2.0 million for the three months ended September 30, 2019, as compared to $1.5 million for the three months ended September 30, 2018.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $22.0 million, or 31%, to $92.5 million for the three months ended September 30, 2019, as compared to $70.5 million for the three months ended September 30, 2018. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 3% to $14.44 per BOE for the three months ended September 30, 2019, as compared to $14.02 per BOE for the three months ended September 30, 2018. These increases were primarily attributable to (i) the 28% increase in our total oil equivalent production to 6.4 million BOE for the three months ended September 30, 2019, as compared to 5.0 million BOE for the three months ended September 30, 2018, and (ii) increased depreciation expenses attributable to our midstream segment to approximately $4.1 million for the three months ended September 30, 2019, as compared to $2.6 million for the three months ended September 30, 2018. On a unit-of-production basis, the impact of the increases in total oil equivalent production and midstream depreciation expenses was largely offset by higher total proved oil and natural gas reserves at September 30, 2019, as compared to September 30, 2018, primarily attributable to our ongoing delineation and development activities in the Delaware Basin.
General and administrative. Our general and administrative expenses increased $1.9 million, or 11%, to $20.4 million for the three months ended September 30, 2019, as compared to $18.4 million for the three months ended September 30, 2018. This increase was primarily attributable to increased payroll and related expenses. Primarily as a result of the 28% increase in oil and natural gas production for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, our general and administrative expenses decreased 13% on a unit-of-production basis to $3.18 per BOE for the three months ended September 30, 2019, as compared to $3.67 per BOE for the three months ended September 30, 2018.
Interest expense. For the three months ended September 30, 2019, we incurred total interest expense of approximately $20.9 million. We capitalized approximately $2.7 million of our interest expense on certain qualifying projects for the three months ended September 30, 2019 and expensed the remaining $18.2 million to operations. For the three months ended September 30, 2018, we incurred total interest expense of approximately $12.1 million. We capitalized approximately $1.7 million of our interest expense on certain qualifying projects for the three months ended September 30, 2018 and expensed the remaining $10.3 million to operations.
Total income tax provision. We recorded a total income tax expense of $13.5 million for the three months ended September 30, 2019, which differs from amounts computed by applying the U.S. federal statutory rate to pre-tax income primarily due to the impact of permanent differences between book and tax income. Due to a variety of factors, including our significant net income in 2017 and 2018, our federal valuation allowance and a portion of our state valuation allowance were reversed at December 31, 2018, as the deferred tax assets were determined to be more likely than not to be utilized. As a portion of our state net operating loss carryforwards are not expected to be utilized before expiration, a valuation allowance will continue to be recognized until the state deferred tax assets are determined to be more likely than not to be utilized. At September 30, 2018, our deferred tax assets exceeded our deferred tax liabilities due to the deferred tax amounts generated by full-cost ceiling impairment charges recorded in prior periods. As a result, we established a valuation allowance against the deferred tax assets beginning in the third quarter of 2015. We retained a full valuation allowance at September 30, 2018 due to uncertainties regarding the future realization of our deferred tax assets.

Nine Months Ended September 30, 2019 as Compared to Nine Months Ended September 30, 2018
Production taxes, transportation and processing. Our production taxes, transportation and processing expenses increased $7.9 million, or 14%, to $66.0 million for the nine months ended September 30, 2019, as compared to $58.1 million for the nine months ended September 30, 2018. This increase was primarily attributable to the $7.0 million increase in our transportation and processing expenses for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, principally due to the 24% increase in our natural gas production to 43.6 Bcf of natural gas for the nine months ended September 30, 2019, as compared to 35.1 Bcf of natural gas for the nine months ended September 30, 2018. On a unit-of-production basis, our production taxes, transportation and processing expenses decreased 9% to $3.80 per BOE for the nine months ended September 30, 2019, as compared to $4.18 per BOE for the nine months ended September 30, 2018. This decrease was primarily attributable to lower production taxes on a per unit basis as a result of the decrease in weighted average oil and natural gas prices realized between the two periods.
Lease operating. Our lease operating expenses increased $17.5 million, or 25%, to $87.2 million for the nine months ended September 30, 2019, as compared to $69.7 million for the nine months ended September 30, 2018. This increase was largely attributable to increases in compression, repairs and maintenance and equipment rental expenses of approximately $7.0 million, as well as an increase in salt water disposal expenses of approximately $3.0 million for wells where we do not yet have connections to salt water disposal pipelines. Our lease operating expenses on a unit-of-production basis remained essentially flat at $5.02 per BOE for the nine months ended September 30, 2019, as compared to $5.01 per BOE for the nine months ended September 30, 2018.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $9.4 million, or 55%, to $26.6 million for the nine months ended September 30, 2019, as compared to $17.2 million for the nine months ended September 30, 2018. This increase was primarily attributable to (i) increased expenses associated with our expanded commercial salt water disposal operations of $12.9 million for the nine months ended September 30, 2019, as compared to $8.8 million for the nine months ended September 30, 2018, (ii) increased expenses associated with the Black River Processing Plant, which was expanded late in the first quarter of 2018, of $8.2 million for the nine months ended September 30, 2019, as compared to $5.3 million for the nine months ended September 30, 2018, and (iii) increased expenses associated with pipeline operations of $5.7 million for the nine months ended September 30, 2019, as compared to $3.1 million for the nine months ended September 30, 2018.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $56.8 million, or 29%, to $249.5 million for the nine months ended September 30, 2019, as compared to $192.7 million for the nine months ended September 30, 2018. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 4% to $14.36 per BOE for the nine months ended September 30, 2019, as compared to $13.84 per BOE for the nine months ended September 30, 2018. These increases were primarily attributable to (i) the 25% increase in our total oil equivalent production to 17.4 million BOE for the nine months ended September 30, 2019, as compared to 13.9 million BOE for the nine months ended September 30, 2018, and (ii) the increase in depreciation expenses attributable to our midstream segment to approximately $11.6 million for the nine months ended September 30, 2019, as compared to $6.5 million for the nine months ended September 30, 2018. On a unit-of-production basis, the impact of the increases in total oil equivalent production and midstream depreciation expenses was largely offset by higher total proved oil and natural gas reserves at September 30, 2019, as compared to September 30, 2018, primarily attributable to our ongoing delineation and development activities in the Delaware Basin.
General and administrative. Our general and administrative expenses increased $2.8 million, or 5%, to $58.5 million for the nine months ended September 30, 2019, as compared to $55.7 million for the nine months ended September 30, 2018. This increase was primarily attributable to increased payroll and related expenses. Primarily as a result of the 25% increase in total oil equivalent production for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, our general and administrative expenses decreased 16% on a unit-of-production basis to $3.37 per BOE for the nine months ended September 30, 2019, as compared to $4.00 per BOE for the nine months ended September 30, 2018.
Interest expense. For the nine months ended September 30, 2019, we incurred total interest expense of approximately $61.1 million. We capitalized approximately $7.0 million of our interest expense on certain qualifying projects for the nine months ended September 30, 2019 and expensed the remaining $54.2 million to operations. For the nine months ended September 30, 2018, we incurred total interest expense of approximately $33.0 million. We capitalized approximately $6.2 million of our interest expense on certain qualifying projects for the nine months ended September 30, 2018 and expensed the remaining $26.8 million to operations.
Total income tax provision. We recorded a total income tax expense of $25.3 million for the nine months ended September 30, 2019, which differs from amounts computed by applying the U.S. federal statutory rate to pre-tax income primarily due to the impact of permanent differences between book and tax income. Due to a variety of factors, including our significant net income in 2017 and 2018, our federal valuation allowance and a portion of our state valuation allowance were reversed at December 31, 2018, as the deferred tax assets were determined to be more likely than not to be utilized. As a portion of our state net operating loss carryforwards are not expected to be utilized before expiration, a valuation allowance will continue to be recognized until the state deferred tax assets are determined to be more likely than not to be utilized. At September 30, 2018, our deferred tax assets exceeded our deferred tax liabilities due to the deferred tax amounts generated by full-cost ceiling impairment charges recorded in prior periods. As a result, we established a valuation allowance against the deferred tax assets beginning in the third quarter of 2015. We retained a full valuation allowance at September 30, 2018 due to uncertainties regarding the future realization of our deferred tax assets.
Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue to be during the remainder of 2019 and for the foreseeable future, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. Excluding any possible significant acquisitions, we expect to fund our capital expenditure requirements for the remainder of 2019 and for 2020 through a combination of cash on hand, operating cash flows, performance incentives in connection with San Mateo, borrowings under the Credit Agreement (assuming availability under our borrowing base) and borrowings under the San Mateo Credit Facility. We continually evaluate other capital sources, including borrowings under additional credit arrangements, the sale or joint venture of midstream assets or oil and natural gas producing assets or leasehold interests, particularly in our non-core asset areas, the sale or joint venture of oil and natural gas mineral interests, as well as potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital and to generate operating cash flows.
At September 30, 2019, we had (i) $1.05 billion of outstanding 5.875% senior notes due 2026 (the “Notes”), (ii) $215.0 million in borrowings outstanding under the Credit Agreement and (iii) approximately $13.6 million in outstanding letters of credit issued pursuant to the Credit Agreement, and San Mateo I had $260.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $16.2 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility.
At October 29, 2019, we had (i) $1.05 billion of outstanding Notes, (ii) $255.0 million in borrowings outstanding under the Credit Agreement and (iii) approximately $35.0 million in outstanding letters of credit issued pursuant to the Credit Agreement, and San Mateo I had $260.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $16.2 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility.
At September 30, 2019, we had cash totaling approximately $15.7 million and restricted cash, most of which was associated with San Mateo, totaling approximately $25.1 million. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries.
In October 2019, the lenders under our Credit Agreement, led by Royal Bank of Canada, completed their review of our proved oil and natural gas reserves at June 30, 2019, and as a result, the borrowing base was affirmed at $900.0 million with the elected borrowing commitment remaining at $500.0 million. This October 2019 redetermination constituted the regularly scheduled November 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected borrowing commitment.
In October 2019, the lender commitments under the San Mateo Credit Facility, led by The Bank of Nova Scotia, were increased by $50.0 million to $375.0 million, using the accordion feature. The San Mateo Credit Facility is guaranteed by San Mateo I’s subsidiaries, secured by substantially all of San Mateo I’s assets, including real property, and is non-recourse with respect to Matador and its wholly-owned subsidiaries, as well as San Mateo II and its subsidiaries.
During the third quarter of 2019, we continued our focus on the exploration, delineation and development of our Delaware Basin acreage in Loving County, Texas and Lea and Eddy Counties, New Mexico. We began 2019 operating six drilling rigs in the Delaware Basin and continued to do so at September 30, 2019. During the third quarter, these six operated drilling rigs were deployed across our Delaware Basin asset areas. We expect to operate six rigs in the Delaware Basin throughout the remainder of 2019, with four rigs operating between the Rustler Breaks and Antelope Ridge asset areas, one rig operating in the Wolf and Jackson Trust asset areas and one rig operating in the Arrowhead, Ranger and Twin Lakes asset areas, although this rig is expected to operate in the Greater Stebbins Area for most of the remainder of 2019. We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures for the remainder of 2019 and for 2020.
We had no operated drilling activities in the Eagle Ford shale or Haynesville shale during the third quarter of 2019 and have no operated drilling activities planned there for the remainder of 2019.
2019 Capital Expenditure Budget
At October 31, 2019, our 2019 estimated capital expenditures for drilling, completing and equipping wells (“D/C/E”) remained $640 to $680 million, as originally estimated. As a result of improved drilling and completion and capital efficiencies, an accelerated pace of activity and our expectations for acquiring additional working interests primarily through acreage trades in certain of our operated wells throughout 2019, we expect to complete and turn to sales 7.9 net additional operated wells in 2019, as compared to our original 2019 plan. Due to the lower well costs and facilities savings achieved thus far in 2019, however, we anticipate that we should be able to deliver these additional well completions within our originally budgeted estimates for D/C/E capital expenditures of $640 to $680 million.
On July 31, 2019, we increased our anticipated 2019 midstream capital expenditures from $55 to $75 million to $70 to $90 million, primarily for capital expenditures necessary to accommodate new customers and increased commitments from existing customers. During the first nine months of 2019, San Mateo received an increased natural gas gathering and processing commitment from an existing natural gas customer, plus other interruptible volumes, obtained significant additional acreage dedications from existing salt water customers and added an acreage dedication from a new oil customer. In addition, San Mateo is also in negotiations with other third parties to provide oil, natural gas and salt water gathering services, natural gas processing services and salt water disposal services. In order to provide the midstream services under these executed and anticipated agreements, San Mateo expects to undertake additional projects that will require added compression, oil, natural gas and water gathering lines and water disposal infrastructure not originally budgeted for in 2019. During the third quarter of 2019, San Mateo also acquired an existing commercial salt water disposal well and facility, a salt water disposal permit and surface acreage near the Greater Stebbins Area. The anticipated total 2019 midstream capital expenditures of $70 to $90 million reflect our proportionate share of San Mateo’s estimated 2019 capital expenditures and also account for portions of the $50 million capital carry that Five Point Energy LLC agreed to provide to us in conjunction with the formation of San Mateo II.
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
Our 2019 capital expenditures may be adjusted as business conditions warrant, and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated or non-operated wells, our drilling results, the actual costs and scope of our midstream activities, the ability of our joint venture partners to meet their capital obligations, other opportunities that may become available to us and our ability to obtain capital. When oil or natural gas prices decline, or costs increase significantly, we have the flexibility to defer a significant portion of our capital expenditures until later periods to conserve cash or to focus on projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling, completion and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in our exploration and development activities, contractual obligations, drilling plans for properties we do not operate and other factors both within and outside our control. In addition, we attempt to avoid long-term service agreements where possible to minimize ongoing future commitments.
Exploration and development activities are subject to a number of risks and uncertainties, which could cause these activities to be less successful than we anticipate. A significant portion of our anticipated cash flows from operations for the remainder of 2019 is expected to come from producing wells and development activities on currently proved properties in the Wolfcamp and Bone Spring plays in the Delaware Basin, the Eagle Ford shale in South Texas and the Haynesville shale in Louisiana. Our existing wells may not produce at the levels we have forecasted and our exploration and development activities in these areas may not be as successful as we anticipate. Additionally, our anticipated cash flows from operations are based upon current expectations of realized oil, natural gas and NGL prices for the remainder of 2019 and the hedges we currently have in place. For further discussion of our expectations of such commodity prices, see “— General Outlook and Trends” below. We use commodity derivative financial instruments at times to mitigate our exposure to fluctuations in oil, natural gas and NGL prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices. See Note 8 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments at September 30, 2019.

Our unaudited cash flows for the nine months ended September 30, 2019 and 2018 are presented below:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$353,127	$419,318
Net cash used in investing activities	(639,049)	(1,220,528)
Net cash provided by financing activities	242,744	751,736
Net change in cash and restricted cash	$(43,178)	$(49,474)
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$429,732	$409,984
__________________

(1)
Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “— Non-GAAP Financial Measures” below.

Cash Flows Provided by Operating Activities
Net cash provided by operating activities decreased $66.2 million to $353.1 million for the nine months ended September 30, 2019 from $419.3 million for the nine months ended September 30, 2018. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased to $411.6 million for the nine months ended September 30, 2019 from $405.0 million for the nine months ended September 30, 2018, primarily attributable to the increase in our total oil equivalent production, which was partially offset by the decrease in realized oil and natural gas prices between the two periods. Changes in our operating assets and liabilities between the two periods resulted in a net decrease of approximately $72.8 million in net cash provided by operating activities for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.
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
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased by $581.5 million to $639.0 million for the nine months ended September 30, 2019 from $1.22 billion for the nine months ended September 30, 2018. This decrease in net cash used in investing activities is due in part to a decrease of $570.5 million in oil and natural gas properties capital expenditures for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Cash used for oil and natural gas properties capital expenditures for the nine months ended September 30, 2019 was primarily attributable to our operated and non-operated drilling and completion activities in the Delaware Basin and in South Texas. Cash used for oil and natural gas properties capital expenditures for the nine months ended September 30, 2018 was primarily attributable to the acquisition of additional leasehold and mineral interests including, primarily, the BLM Acquisition, and to our operated and non-operated drilling and completion activities in the Delaware Basin. The remaining decrease in net cash used in investing activities was primarily attributable to an increase of $13.4 million in proceeds from the sale of assets.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities decreased by $509.0 million to $242.7 million for the nine months ended September 30, 2019 from $751.7 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, our primary sources of cash from financing activities included net borrowings under our Credit Agreement of $175.0 million, borrowings under the San Mateo Credit Facility of $40.0 million and net contributions related to the formation of San Mateo I and from non-controlling interest owners in less-than-wholly-owned subsidiaries of $29.3 million. During the nine months ended September 30, 2018, we (i) received net proceeds from the issuance of common stock of $226.5 million, (ii) had net borrowings under our Credit Agreement of $325.0 million, (iii) received net proceeds from the Notes offering of $740.5 million and (iv) had $70.8 million in net contributions related to the formation of San Mateo I and from non-controlling interest owners in less-than-wholly-owned subsidiaries. These cash inflows during the nine months ended September 30, 2018 were offset by the purchase of our senior unsecured notes of $605.8 million.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Unaudited Adjusted EBITDA Reconciliation to Net Income:
Net income attributable to Matador Resources Company shareholders	$43,953	$17,794	$63,758	$137,494
Net income attributable to non-controlling interest in subsidiaries	9,800	7,321	25,582	18,182
Net income	53,753	25,115	89,340	155,676
Interest expense	18,175	10,340	54,172	26,835
Total income tax provision	13,490	—	25,335	—
Depletion, depreciation and amortization	92,498	70,457	249,497	192,664
Accretion of asset retirement obligations	520	387	1,354	1,126
Unrealized (gain) loss on derivatives	(9,847)	21,337	29,715	9,492
Stock-based compensation expense	4,664	4,842	13,740	13,787
Net loss on asset sales and inventory impairment	439	196	807	196
Prepayment premium on extinguishment of debt	—	31,226	—	31,226
Consolidated Adjusted EBITDA	173,692	163,900	463,960	431,002
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(12,903)	(8,508)	(34,228)	(21,018)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$160,789	$155,392	$429,732	$409,984

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$158,630	$165,111	$353,127	$419,318
Net change in operating assets and liabilities	(2,488)	(11,111)	58,475	(14,300)
Interest expense, net of non-cash portion	17,550	9,900	52,358	25,984
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(12,903)	(8,508)	(34,228)	(21,018)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$160,789	$155,392	$429,732	$409,984
Net income attributable to Matador shareholders increased by $26.2 million to $44.0 million for the three months ended September 30, 2019, as compared to $17.8 million for the three months ended September 30, 2018. This increase in net income attributable to Matador shareholders is primarily attributable to an increase of $13.1 million in oil and natural gas revenues, an increase of $8.4 million in third-party midstream services revenues, an increase of $31.2 million in unrealized gain on derivatives and the absence of a prepayment premium of $31.2 million to repurchase our debt, which only occurred during the three months ended September 30, 2018. These increases were offset by an aggregate $35.7 million increase in production taxes, transportation and processing, lease operating, general and administrative and depletion, depreciation and amortization expenses, a $7.8 million increase in interest expense and a $13.5 million increase in the deferred income tax provision.
Net income attributable to Matador shareholders decreased by $73.7 million to $63.8 million for the nine months ended September 30, 2019, as compared to $137.5 million for the nine months ended September 30, 2018. This decrease in net income attributable to Matador shareholders is primarily attributable to a $20.2 million increase in unrealized loss on derivatives, a $17.5 million increase in lease operating expenses, a $56.8 million increase in depletion, depreciation and amortization expenses, a $27.3 million increase in interest expense and a $25.3 million increase in the deferred income tax provision. This decrease was partially offset by a $9.1 million increase from a realized loss to a realized gain on derivatives, a $26.5 million increase in oil and natural gas revenues, an increase of $28.2 million in third-party midstream services revenues and the absence of a prepayment premium of $31.2 million to repurchase our debt, which only occurred during the three months ended September 30, 2018.
Adjusted EBITDA, a non-GAAP financial measure, increased by $5.4 million to $160.8 million for the three months ended September 30, 2019, as compared to $155.4 million for the three months ended September 30, 2018. This increase is primarily attributable to higher oil and natural gas production, which was partially offset by lower realized oil and natural gas prices for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.
Adjusted EBITDA, a non-GAAP financial measure, increased by $19.7 million to $429.7 million for the nine months ended September 30, 2019, as compared to $410.0 million for the nine months ended September 30, 2018. This increase is primarily attributable to higher oil and natural gas production, which was partially offset by lower realized oil and natural gas prices for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2019, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) termination obligations under short-term drilling rig contracts, (iii) firm transportation, gathering, processing and disposal commitments and (iv) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company’s liquidity or availability of or requirements for capital resources. See “— Obligations and Commitments” below and Note 10 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.

Obligations and Commitments
We had the following material contractual obligations and commitments at September 30, 2019:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Borrowings under credit agreements and facilities, including letters of credit(1)	$504,871	$—	$—	$504,871	$—
Senior unsecured notes(2)	1,050,000	—	—	—	1,050,000
Office leases	27,297	3,936	7,968	8,472	6,921
Non-operated drilling commitments(3)	27,956	27,956	—	—	—
Drilling rig contracts(4)	48,198	28,982	19,216	—	—
Asset retirement obligations	34,126	619	3,080	1,637	28,790
Natural gas transportation, gathering and processing agreements with non-affiliates(5)	548,432	54,159	113,476	113,507	267,290
Gathering, processing and disposal agreements with San Mateo(6)	525,612	—	74,234	163,614	287,764
Natural gas engineering, construction and installation contract(7)	62,131	62,131	—	—	—
Total contractual cash obligations	$2,828,623	$177,783	$217,974	$792,101	$1,640,765
__________________

(1)
The amounts included in the table above represent principal maturities only. At September 30, 2019, we had $215.0 million in borrowings outstanding under our Credit Agreement and approximately $13.6 million in outstanding letters of credit issued pursuant to the Credit Agreement. The Credit Agreement matures in October 2023. At September 30, 2019, San Mateo I had $260.0 million of borrowings outstanding under the San Mateo Credit Facility and approximately $16.2 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures in December 2023. Assuming the amounts outstanding and interest rates of 3.56% and 3.80% (for the Credit Agreement and the San Mateo Credit Facility), respectively, at September 30, 2019, the interest expense is expected to be approximately $7.8 million and $10.0 million each year until maturity.

(2)
The amounts included in the table above represent principal maturities only. Interest expense on the $1.05 billion of Notes that were outstanding as of September 30, 2019 is expected to be approximately $61.7 million each year until maturity.

(3)
At September 30, 2019, we had outstanding commitments to participate in the drilling and completion of various non-operated wells. Our working interests in these wells are typically small, and certain of these wells were in progress at September 30, 2019. If all of these wells are drilled and completed, we will have minimum outstanding aggregate commitments for our participation in these wells of approximately $28.0 million at September 30, 2019, which we expect to incur within the next 12 months.

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

General Outlook and Trends
In 2018 and 2019, oil prices generally improved from the lower prices we experienced in 2016 and 2017, although oil prices remained significantly below their most recent highs in 2014. For the three months ended September 30, 2019, oil prices averaged $56.43 per Bbl, ranging from a low of $51.09 per Bbl in early August to a high of $62.90 per Bbl in mid-September, based upon the NYMEX West Texas Intermediate oil futures contract price for the earliest delivery date.

We realized a weighted average oil price of $54.19 per Bbl ($54.97 per Bbl including realized gains from oil derivatives) for our oil production for the three months ended September 30, 2019, as compared to $57.15 per Bbl ($58.97 per Bbl including realized gains from oil derivatives) for our oil production for the three months ended September 30, 2018. At October 29, 2019, the NYMEX West Texas Intermediate oil futures contract for the earliest delivery date had decreased from the average price for the third quarter of 2019, settling at $55.54 per Bbl, which was also a decrease as compared to $67.04 per Bbl at October 29, 2018.
For the three months ended September 30, 2019, natural gas prices averaged $2.33 per MMBtu, ranging from a low of approximately $2.07 per MMBtu in early August to a high of approximately $2.68 per MMBtu in mid-September, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date.
We realized a weighted average natural gas price of $1.88 per Mcf ($1.91 per Mcf including realized gains from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended September 30, 2019, as compared to $3.77 per Mcf (with no realized gains or losses from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended September 30, 2018. At October 29, 2019, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had decreased from the average price for the third quarter of 2019, settling at $2.60 per MMBtu, which was also a decrease as compared to $3.19 per MMBtu at October 29, 2018.
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
In addition, the prices we receive for our oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the NYMEX West Texas Intermediate oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At September 30, 2019, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas. For most of the first nine months of 2019, most of our natural gas production from the Delaware Basin was sold based on prices established at the Waha Hub in far West Texas. At the end of September 2019, the Kinder Morgan Gulf Coast Express Pipeline Project (the “GCX Pipeline”) became operational. We have secured firm natural gas transportation and sales on the GCX Pipeline for an average of approximately 110,000 to 115,000 MMBtu per day at a natural gas price based upon Houston Ship Channel pricing.
During the second quarter of 2018, the price differentials for oil sold in Midland and natural gas sold at Waha compared to the benchmark prices for oil and natural gas, respectively, began to widen significantly and continued to widen throughout most of the year. These widening basis differentials negatively impacted our oil and natural gas revenues in 2018 and throughout most of 2019.
During 2018, the Midland-Cushing (Oklahoma) oil price differential increased substantially from essentially no difference in the first quarter to as much as $16.00 per Bbl in late September but narrowed to about $5.00 per Bbl at the beginning of 2019. The Midland-Cushing (Oklahoma) oil price differential narrowed further to less than $1.00 per Bbl during the first quarter of 2019 but widened again during the second quarter to levels experienced at the beginning of the year. The Midland-Cushing (Oklahoma) oil price differential narrowed again in the third quarter of 2019, became positive late in the third quarter and remained positive early in the fourth quarter, although it is possible that this differential could turn negative and widen again at certain times during the remainder of 2019.
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
During the third quarter of 2019, the Waha basis differentials improved, and natural gas prices at the Waha hub averaged approximately $0.89 per MMBtu in the third quarter. As a result, we did not need to shut in certain high gas-to-oil ratio wells or take other actions to curtail our Delaware Basin natural gas production during the third quarter. Early in the fourth quarter, however, the Waha basis differentials have widened further at times, and natural gas prices at the Waha hub were less than $0.10 per MMBtu on certain days in October 2019.
Beginning in late September 2019, as the GCX Pipeline became operational, we began selling a majority of our produced Delaware Basin natural gas at Houston Ship Channel pricing and, as of October 29, 2019, we have seen an improvement in the natural gas pricing received despite higher transportation charges we incur to transport the natural gas to the Gulf Coast. Further, approximately 33% of our reported natural gas production in the third quarter of 2019 was attributable to the Haynesville and Eagle Ford shale plays, which are not exposed to Waha pricing. In addition, as a two-stream reporter, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
These widening oil and natural gas basis differentials are largely attributable to industry concerns regarding the near-term sufficiency of pipeline takeaway capacity for oil, natural gas and NGL production in the Delaware Basin. At October 29, 2019, we had not experienced material pipeline-related interruptions to our oil, natural gas or NGL production. During the third quarter of 2018, shortages of NGL fractionation capacity were experienced by certain operators in the Delaware Basin and elsewhere. Although we did not encounter fractionation capacity problems then and do not expect to encounter such problems going forward, we can provide no assurances that such problems will not arise. If we do experience any interruptions with takeaway capacity or NGL fractionation, our oil and natural gas revenues, business, financial condition, results of operations and cash flows could be adversely affected.
We anticipate that the volatility in these oil and natural gas price differentials could persist throughout much of the remainder of 2019 or longer until additional oil and natural gas pipeline capacity from West Texas to the Texas Gulf Coast and other end markets is completed. We can provide no assurances as to how long these volatile differentials may persist, and as noted above, these price differentials could widen further in future periods. Should we experience future periods of negative pricing for natural gas as we did during the second quarter of 2019, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results. In addition, we have no derivative contracts in place to mitigate our exposure to these natural gas price differentials during the remainder of 2019 and have limited oil basis hedges in place for the remainder of 2019.
Our oil and natural gas exploration, development, production, midstream and related operations are subject to extensive federal, state and local laws, rules and regulations. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these laws, rules and regulations are frequently amended or reinterpreted and new laws, rules and regulations are proposed or promulgated, we are unable to predict the future cost or impact of complying with the laws, rules and regulations to which we are, or will become, subject. For example, in early 2019, separate bills were introduced in the New Mexico Senate proposing to add a surtax on natural gas processors and proposing to place a moratorium on hydraulic fracturing. New Mexico’s governor also signed an executive order requiring a regulatory framework to ensure reductions of methane emissions. Although the bills relating to the moratorium on hydraulic fracturing and the tax on natural gas processors were not passed in the most recent legislative session, these and other laws, rules and regulations, including any federal legislation, regulations or orders intended to limit or restrict oil and natural gas operations on federal lands, if enacted, could have an adverse impact on our business, financial condition, results of operations and cash flows.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At September 30, 2019, The Bank of Nova Scotia, BMO Harris Financing (Bank of Montreal) and SunTrust Bank (or affiliates thereof) were the counterparties for all of our derivative instruments. We have considered the credit standing of the counterparties in determining the fair value of our derivative financial instruments. See Note 8 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments at September 30, 2019. Such information is incorporated herein by reference.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls during the three months ended September 30, 2019 that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2019, the Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
July 1, 2019 to July 31, 2019	3,178	$18.06	—	—
August 1, 2019 to August 31, 2019	18,087	$15.63	—	—
September 1, 2019 to September 30, 2019	819	$16.08	—	—
Total	22,084	$16.00	—	—
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

10.1†
First Amendment to the Employment Agreement between Matador Resources Company and G. Gregg Krug (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.2†
First Amendment to the Amended and Restated Employment Agreement between Matador Resources Company and Bradley M. Robinson (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

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

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations - Unaudited, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATADOR RESOURCES COMPANY

Date: November 1, 2019	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: November 1, 2019	By:	/s/ David E. Lancaster
David E. Lancaster
Executive Vice President and Chief Financial Officer