Form 10-K
period 2019-12-31
Matador Resources Co
filed 2020-03-02
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,187,634,344.

As of February 28, 2020, there were 116,569,389 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

MATADOR RESOURCES COMPANY
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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
By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: general economic conditions; our ability to execute our business plan, including whether our drilling program is successful; changes in oil, natural gas and natural gas liquids prices and the demand for oil, natural gas and natural gas liquids; our ability to replace reserves and efficiently develop current reserves; costs of operations; delays and other difficulties related to producing oil, natural gas and natural gas liquids; delays and other difficulties related to regulatory and governmental approvals and restrictions; availability of sufficient capital to execute our business plan, including from future cash flows, increases in our borrowing base and otherwise; our ability to make acquisitions on economically acceptable terms; our ability to integrate acquisitions; weather and environmental conditions; the operating results of our midstream joint venture’s expansion of the Black River cryogenic natural gas processing plant, including the timing of the further expansion of such plant; the timing and operating results of the buildout by our midstream joint venture of oil, natural gas and water gathering and transportation systems and the drilling of any additional salt water disposal wells, including in conjunction with the expansion of our midstream joint venture’s services and assets into new areas in Eddy County, New Mexico; and the other factors discussed below and elsewhere in this Annual Report and in other documents that we file with or furnish to the United States Securities and Exchange Commission (the “SEC”), all of which are difficult to predict. Forward-looking statements may include statements about:

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

PART I

Item 1. Business.
In this Annual Report, (i) references to “we,” “our” or the “Company” refer to Matador Resources Company and its subsidiaries as a whole (unless the context indicates otherwise), (ii) references to “Matador” refer solely to Matador Resources Company and (iii) references to “San Mateo” refer to San Mateo Midstream, LLC (“San Mateo I”) together with San Mateo Midstream II, LLC (“San Mateo II”). For certain oil and natural gas terms used in this Annual Report, see the “Glossary of Oil and Natural Gas Terms” included in this Annual Report.
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
Our goal is to increase shareholder value by building oil and natural gas reserves, production and cash flows and providing midstream services at an attractive rate of return on invested capital. We plan to achieve our goal by, among other items, executing the following business strategies:

•	focus our exploration and development activities primarily on unconventional plays, including the Wolfcamp and Bone Spring plays in the Delaware Basin;

•	identify, evaluate and develop additional oil and natural gas plays as necessary to maintain a balanced portfolio of oil and natural gas properties;

•	continue to improve operational and cost efficiencies;

•	identify and develop midstream opportunities that support and enhance our exploration and development activities and that generate value for San Mateo;

•	maintain our financial discipline; and

•	pursue opportunistic acquisitions, divestitures and joint ventures.
Despite a challenging commodity price environment since 2014, the successful execution of our business strategies in 2019 led to significant increases in our oil and natural gas production and proved oil and natural gas reserves. We also improved the capital efficiency of our drilling and completion operations and continued to improve our leasehold and minerals position in the Delaware Basin. In addition, we concluded several important financing transactions in 2019, including an increase in the borrowing base under our Credit Agreement (as defined below), two increases in the lender commitments under the San Mateo Credit Facility (as defined below) and the conversion of approximately $21.9 million of non-core assets to cash. San Mateo also achieved several important milestones in 2019, including the formation of San Mateo II, an increased natural gas gathering and processing commitment from an existing natural gas customer, significant additional acreage dedications from existing salt water disposal customers, an acreage dedication from a new oil customer and an increase in designed salt water disposal capacity. These achievements and transactions increased our operational flexibility and opportunities while preserving the strength of our balance sheet and our liquidity position.
2019 Highlights
Increased Oil, Natural Gas and Oil Equivalent Production
For the year ended December 31, 2019, we achieved record oil, natural gas and average daily oil equivalent production. In 2019, we produced 14.0 million Bbl of oil, an increase of 26%, as compared to 11.1 million Bbl of oil produced in 2018. We also produced 61.1 Bcf of natural gas, an increase of 29% from 47.3 Bcf of natural gas produced in 2018. Our average daily oil equivalent production for the year ended December 31, 2019 was 66,203 BOE per day, including 38,312 Bbl of oil per day and 167.4 MMcf of natural gas per day, an increase of 27%, as compared to 52,128 BOE per day, including 30,524 Bbl of oil per day and 129.6 MMcf of natural gas per day, for the year ended December 31, 2018. The increase in oil and natural gas production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin throughout 2019 as well as from our nine-well program in South Texas concluded in the first half of 2019 and non-operated Haynesville shale wells completed and placed on production during the third quarter of 2019. Oil production comprised 58% of our total production (using a conversion ratio of one Bbl of oil per six Mcf of natural gas) for the year ended December 31, 2019, as compared to 59% for the year ended December 31, 2018.
Increased Oil, Natural Gas and Oil Equivalent Reserves
At December 31, 2019, our estimated total proved oil and natural gas reserves were 252.5 million BOE, including 148.0 million Bbl of oil and 627.2 Bcf of natural gas, an increase of 17% from 215.3 million BOE, including 123.4 million Bbl of oil and 551.5 Bcf of natural gas, at December 31, 2018. The Standardized Measure of our total proved oil and natural gas reserves decreased 10% from $2.25 billion at December 31, 2018 to $2.03 billion at December 31, 2019. The PV-10 of our total proved oil and natural gas reserves decreased 13% from $2.58 billion at December 31, 2018 to $2.25 billion at December 31, 2019. The decreases in our Standardized Measure and PV-10 were primarily a result of lower weighted average oil and natural gas prices used to estimate proved reserves at December 31, 2019, as compared to December 31, 2018. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see “—Estimated Proved Reserves.”
Our proved oil reserves grew 20% to 148.0 million Bbl at December 31, 2019 from 123.4 million Bbl at December 31, 2018. Our proved natural gas reserves increased 14% to 627.2 Bcf at December 31, 2019 from 551.5 Bcf at December 31, 2018. This growth in oil and natural gas reserves was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin during 2019.
At December 31, 2019, proved developed reserves included 59.7 million Bbl of oil and 276.3 Bcf of natural gas, and proved undeveloped reserves included 88.3 million Bbl of oil and 351.0 Bcf of natural gas. Proved developed reserves and proved oil reserves comprised 42% and 59%, respectively, of our total proved oil and natural gas reserves at December 31, 2019. Proved developed reserves and proved oil reserves comprised 44% and 57%, respectively, of our total proved oil and natural gas reserves at December 31, 2018.
Operational Highlights
We focus on optimizing the development of our resource base by seeking ways to maximize our recovery per well relative to the cost incurred and to minimize our operating costs per BOE produced. We apply an analytical approach to track and monitor the effectiveness of our drilling and completion techniques and service providers. This allows us to better manage operating costs, the pace of development activities, technical applications, the gathering and marketing of our production and capital allocation. Additionally, we concentrate on our core areas, which allows us to achieve economies of scale and reduce operating costs. Largely as a result of these factors, we believe that we have increased our technical knowledge of drilling, completing and producing Delaware Basin wells, particularly over the past six years. We expect the Delaware Basin will continue to be our primary area of focus in 2020.

We completed and began producing oil and natural gas from 138 gross (65.7 net) wells in the Delaware Basin in 2019, including 76 gross (61.4 net) operated and 62 gross (4.3 net) non-operated wells. At December 31, 2019, our total acreage position in the Delaware Basin was approximately 231,300 gross (128,200 net) acres, primarily in Loving County, Texas and Lea and Eddy Counties, New Mexico. We have focused our Delaware Basin operations thus far on the following asset areas: the Wolf and Jackson Trust asset areas in Loving County, Texas, the Rustler Breaks and Arrowhead asset areas in Eddy County, New Mexico and the Antelope Ridge, Ranger and Twin Lakes asset areas in Lea County, New Mexico. Our Delaware Basin properties have become the most significant component of our asset portfolio. Our average daily oil equivalent production from the Delaware Basin increased approximately 23% to 55,599 BOE per day (84% of total oil equivalent production), including 35,184 Bbl of oil per day (92% of total oil production) and 122.5 MMcf of natural gas per day (73% of total natural gas production), in 2019, as compared to 45,237 BOE per day (87% of total oil equivalent production), including 28,026 Bbl of oil per day (92% of total oil production) and 103.3 MMcf of natural gas per day (80% of total natural gas production), in 2018. We expect our Delaware Basin production to increase in 2020 as we continue the delineation and development of these asset areas, as well as our new Stateline asset area in Eddy County, New Mexico, where we expect to begin production late in the third quarter of 2020.
Operational highlights in the Delaware Basin (as further described below in “—Exploration and Production Segment—Southeast New Mexico and West Texas—Delaware Basin” and “—Midstream Segment”) in 2019 included:

•
in our Rustler Breaks asset area, the results from our first two operated First Bone Spring tests, including the Garrett State Com 32-24S-29E RB #111H (Garrett #111H) well and the Paul 25-24S-28E RB #111H (Paul #111H) well, demonstrating the prospectivity of this formation and the continued delineation and development of previously tested horizons;

•	in our Wolf asset area, the continuing success from several wells with longer laterals (greater than one mile) drilled and completed in the Wolfcamp A-XY interval;

•	in our Jackson Trust asset area, the continued development of the Wolfcamp A-Lower interval;

•
in our Arrowhead and Ranger asset areas, the results from our Wolfcamp A-XY completions, particularly in the Stebbins acreage block in the Arrowhead asset area, whose 24-hour initial potential (“IP”) test results and subsequent well performance demonstrate the prospectivity of the Wolfcamp formation moving north in the Delaware Basin;

•
in our Antelope Ridge asset area, the results from the Jeff Hart State Com #124H and #134H (Jeff Hart #124H and #134H) wells, our first two operated two-mile horizontal wells in the asset area, and the initiation of drilling operations on six wells in the western region of the asset area (the “Rodney Robinson” wells);

•
in our Stateline asset area, the successful approval and receipt of 14 drilling permits from the Bureau of Land Management (“BLM”) and the initiation of drilling operations there in late December 2019;

•	the transition to drilling longer laterals, whereby 29% of the operated horizontal wells we completed and turned to sales in 2019 had lateral lengths greater than one mile, as compared to 9% in 2018;

•
the continuing improvement in capital efficiency as demonstrated by our average drilling and completion costs for all operated horizontal wells completed and turned to sales of approximately $1,165 per lateral foot in 2019, a decrease of 24% as compared to average drilling and completion costs of $1,528 per lateral foot in 2018;

•
the initial transportation of much of our Delaware Basin residue natural gas production to the Texas Gulf Coast on the newly commissioned Gulf Coast Express Pipeline Project (the “GCX Pipeline”) beginning in late September 2019; and

•
the significant progress made in our midstream operations, including (i) strong operating results in 2019, (ii) the initiation of an expansion of San Mateo’s cryogenic natural gas processing plant in Eddy County, New Mexico (the “Black River Processing Plant”) by an additional 200 MMcf per day of designed natural gas processing inlet capacity, which is anticipated to be placed in service during the summer of 2020, (iii) the initiation of San Mateo’s plans to construct large diameter natural gas gathering lines southward from the Stebbins area and surrounding leaseholds in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and northward from the Stateline asset area to connect these areas with the Black River Processing Plant, (iv) the addition of significant salt water disposal capacity in the Rustler Breaks asset area and the Greater Stebbins Area and (v) the progress made by San Mateo in increasing commitments, throughput volumes and acreage dedications from both new and existing customers.

We also concluded operations on our nine-well program in South Texas (initiated in late 2018) during the second quarter of 2019, which included turning to sales seven gross (6.9 net) wells in the Eagle Ford formation and one gross (1.0 net) well in the Austin Chalk formation in 2019. We did not conduct any operated drilling and completion activities on our leasehold properties in Northwest Louisiana during 2019, although we did participate in the drilling and completion of 26 gross (1.7 net) non-operated Haynesville shale wells that began producing in 2019, including two highly productive two-mile lateral wells completed and turned to sales by an affiliate of Chesapeake Energy Corporation (“Chesapeake”) during the third quarter of 2019.

Financing Transactions
We concluded several important financing transactions in 2019 that increased our operational flexibility and opportunities, while preserving the strength of our balance sheet and improving our liquidity position. These transactions included:

•
the amendment of our third amended and restated credit agreement (the “Credit Agreement”) to increase the borrowing base to $900.0 million, which was further amended in February 2020 to increase our elected borrowing commitment from $500.0 million to $700.0 million;

•	the increase of the lender commitments under San Mateo I’s credit facility (the “San Mateo Credit Facility”) to $375.0 million, using the accordion feature; and

•
the conversion of approximately $21.9 million of non-core assets to cash during 2019. These properties were primarily located in South Texas and Northwest Louisiana and East Texas but included a small portion of our leasehold in a non-operated area of the Delaware Basin.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information regarding these financing transactions.
Midstream Highlights
On February 25, 2019, we announced the formation of San Mateo II, a strategic joint venture with a subsidiary of Five Point Energy LLC (“Five Point”) designed to expand our midstream operations in the Delaware Basin, specifically in Eddy County, New Mexico. San Mateo II is owned 51% by us and 49% by Five Point. As part of this transaction, we dedicated to San Mateo II acreage in the Greater Stebbins Area and the Stateline asset area pursuant to 15-year, fixed-fee agreements for oil, natural gas and salt water gathering, natural gas processing and salt water disposal. In addition, Five Point has committed to pay $125.0 million of the first $150.0 million of capital expenditures incurred by San Mateo II to develop facilities in the Greater Stebbins Area and the Stateline asset area. Five Point has also provided us the opportunity to earn deferred performance incentives of up to $150.0 million over the next several years as we execute our operational plans in and around the Greater Stebbins Area and the Stateline asset area, plus additional performance incentives for securing volumes from third-party customers.
San Mateo achieved strong operating results in 2019, highlighted by (i) increased third-party midstream services revenues, (ii) increased natural gas gathering and processing volumes, (iii) increased water gathering and water disposal volumes and (iv) increased oil gathering volumes, all as compared to 2018. San Mateo initiated construction on an additional 200 MMcf per day of designed natural gas processing inlet capacity as part of the expansion of the Black River Processing Plant, which is anticipated to be placed in service during the summer of 2020 and would bring the total designed inlet capacity of the Black River Processing Plant to 460 MMcf of natural gas per day. San Mateo also initiated plans to construct large diameter natural gas gathering lines southward from the Greater Stebbins Area and northward from the Stateline asset area to connect these areas with the Black River Processing Plant. During 2019, San Mateo added four commercial salt water disposal wells, two in the Rustler Breaks asset area and two in the Greater Stebbins Area, and expects to place into service one additional commercial salt water disposal well in the Rustler Breaks asset area in the first quarter of 2020, bringing San Mateo’s designed salt water disposal capacity to approximately 335,000 Bbl per day.
During 2019, San Mateo received an increased natural gas gathering and processing commitment from an existing natural gas customer, plus other interruptible volumes, obtained significant additional acreage dedications from existing salt water customers and added an acreage dedication from a new oil customer. At certain times near the end of the third quarter and early in the fourth quarter of 2019, as a result of increased throughput from existing natural gas processing customers, San Mateo was operating the Black River Processing Plant at greater than 95% of the current designed inlet capacity of 260 MMcf per day.
Environmental, Social and Governance (“ESG”) Initiatives
We maintain an active ESG program and continued working in 2019 to improve upon our various ESG efforts. For instance, we significantly increased the number of our production facilities operating on electrical grid power, lowering emissions by removing on-site generators. We increased the volumes of produced water we recycled in the Delaware Basin as well as the volumes of both produced water and oil transported via pipeline, taking trucks off the roads. We also reduced the number of well pads built in 2019 through our use of batch drilling and longer laterals, reducing our surface footprint. Finally, we continued our commitment to a proactive safety culture, with over 1.4 million employee man-hours and no lost time accidents since 2017.

Exploration and Production Segment
Our current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. We also operate in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. During 2019, we devoted most of our efforts and most of our capital expenditures to our drilling and completion operations in the Wolfcamp and Bone Spring plays in the Delaware Basin, as well as our midstream operations there. Since our inception, our exploration and development efforts have concentrated primarily on known hydrocarbon-producing basins with well-established production histories offering the potential for multiple-zone completions.
The following table presents certain summary data for each of our operating areas as of and for the year ended December 31, 2019.

			Producing		Total Identified		Estimated Net Proved
			Wells		Drilling Locations(1)		Reserves(2)		Avg. Daily
	Gross	Net	Gross	Net	Gross	Net		%	Production
	Acreage	Acreage					MBOE(3)	Developed	(BOE/d)(3)
Southeast New Mexico/West Texas:
Delaware Basin(4)	231,300	128,200	757	354.0	5,287	2,332.4	232,793	39.0	55,599
South Texas:
Eagle Ford(5)	31,200	28,400	143	121.4	234	196.3	11,219	65.5	4,009
Northwest Louisiana
Haynesville	17,500	10,000	246	20.5	341	80.8	7,652	86.3	6,345
Cotton Valley(6)	16,100	14,900	66	40.7	70	48.3	866	100.0	250
Area Total(7)	19,700	18,300	312	61.2	411	129.1	8,518	87.7	6,595
Total	282,200	174,900	1,212	536.6	5,932	2,657.8	252,530	41.9	66,203
__________________

(1)
Identified and engineered drilling locations. These locations have been identified for potential future drilling and were not producing at December 31, 2019. The total net engineered drilling locations are calculated by multiplying the gross engineered drilling locations in an operating area by our working interest participation in such locations. Each horizontal drilling location generally represents a one-mile lateral, although we anticipate that many of our future wells will have lateral lengths longer than one mile. At December 31, 2019, these engineered drilling locations included only 372 gross (168.5 net) locations to which we have assigned proved undeveloped reserves, primarily in the Wolfcamp or Bone Spring plays, but also in the Brushy Canyon, Avalon, Delaware and Strawn formations, in the Delaware Basin, 14 gross (13.7 net) locations to which we have assigned proved undeveloped reserves in the Eagle Ford and five gross (0.5 net) locations to which we have assigned proved undeveloped reserves in the Haynesville shale. Certain of these locations to which we have assigned proved undeveloped reserves may contemplate lateral lengths longer than one mile.

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

(4)	Includes potential future engineered drilling locations in the Wolfcamp, Bone Spring, Brushy Canyon, Strawn and Avalon plays on our acreage in the Delaware Basin at December 31, 2019.

(5)	Includes one well producing oil from the Austin Chalk formation in La Salle County, Texas and two wells producing small quantities of natural gas from the San Miguel formation in Zavala County, Texas.

(6)	Includes the Cotton Valley formation and shallower zones and also includes one well producing from the Frio formation in Orange County, Texas.

(7)
Some of the same leases cover the net acres shown for both the Haynesville formation and the shallower Cotton Valley formation. Therefore, the sum of the net acreage for both formations is not equal to the total net acreage for Northwest Louisiana. This total includes acreage that we are producing from or that we believe to be prospective for these formations.

We are active both as an operator and as a co-working interest owner with various industry participants. At December 31, 2019, we operated the majority of our acreage in the Delaware Basin in Southeast New Mexico and West Texas. In those wells where we are not the operator, our working interests are often relatively small. At December 31, 2019, we also were the operator for approximately 93% of our Eagle Ford acreage and approximately 59% of our Haynesville acreage, including approximately 26% of our acreage in what we believe is the core area of the Haynesville play. A large portion of our acreage in the core area of the Haynesville shale is operated by Chesapeake.
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
At December 31, 2019, our total acreage position in Southeast New Mexico and West Texas was approximately 231,300 gross (128,200 net) acres, primarily in Loving County, Texas and Lea and Eddy Counties, New Mexico. These acreage totals included approximately 36,400 gross (19,500 net) acres in our Ranger asset area in Lea County, 61,900 gross (26,300 net) acres in our Arrowhead asset area in Eddy County, 44,000 gross (25,000 net) acres in our Rustler Breaks asset area in Eddy County, 24,200 gross (16,500 net) acres in our Antelope Ridge asset area in Lea County, 15,000 gross (10,800 net) acres in our Wolf and Jackson Trust asset areas in Loving County, 2,800 gross (2,800 net) acres in our Stateline asset area in Eddy County and 46,400 gross (26,800 net) acres in our Twin Lakes asset area in Lea County at December 31, 2019. We consider the vast majority of our Delaware Basin acreage position to be prospective for oil and liquids-rich targets in the Bone Spring and Wolfcamp formations. Other potential targets on certain portions of our acreage include the Avalon and Delaware formations, as well as the Abo, Strawn, Devonian, Penn Shale, Atoka and Morrow formations. At December 31, 2019, our acreage position in the Delaware Basin was approximately 59% held by existing production. Excluding the Twin Lakes asset area, where we have drilled only three vertical operated wells and two horizontal operated wells, and the undeveloped acreage acquired in the BLM New Mexico Oil and Gas Lease Sale on September 5 and 6, 2018 (the “BLM Acquisition”), which has 10-year leases with favorable lease-holding provisions, our acreage position in the Delaware Basin was approximately 73% held by existing production at December 31, 2019.
During the year ended December 31, 2019, we continued the delineation and development of our Delaware Basin acreage. We completed and began producing oil and natural gas from 138 gross (65.7 net) wells in the Delaware Basin, including 76 gross (61.4 net) operated wells and 62 gross (4.3 net) non-operated wells, throughout our various asset areas. At December 31, 2019, we had tested a number of different producing horizons at various locations across our acreage position, including the Brushy Canyon, the Avalon, the First Bone Spring, two benches of the Second Bone Spring, the Third Bone Spring, three benches of the Wolfcamp A, including the X and Y sands and the more organic, lower section of the Wolfcamp A, three benches of the Wolfcamp B, the Wolfcamp D, the Morrow and the Strawn. Most of our delineation and development efforts have been focused on multiple completion targets between the First Bone Spring and the Wolfcamp B.
As a result of our ongoing drilling and completion operations in these asset areas, our Delaware Basin production increased significantly in 2019. Our average daily oil equivalent production from the Delaware Basin increased approximately 23% to 55,599 BOE per day (84% of total oil equivalent production), including 35,184 Bbl of oil per day (92% of total oil production) and 122.5 MMcf of natural gas per day (73% of total natural gas production), in 2019, as compared to 45,237 BOE per day (87% of total oil equivalent production), including 28,026 Bbl of oil per day (92% of total oil production) and 103.3 MMcf of natural gas per day (80% of total natural gas production), in 2018. Our average daily oil equivalent production from the Delaware Basin also grew approximately 25% from 49,309 BOE per day in the fourth quarter of 2018 to 61,493 BOE per day in the fourth quarter of 2019.
At December 31, 2019, approximately 92% of our estimated total proved oil and natural gas reserves, or 232.8 million BOE, was attributable to the Delaware Basin, including approximately 139.6 million Bbl of oil and 559.2 Bcf of natural gas, a 22% increase, as compared to 191.5 million BOE for the year ended December 31, 2018. Our Delaware Basin proved reserves at December 31, 2019 comprised approximately 94% of our proved oil reserves and 89% of our proved natural gas reserves, as compared to approximately 93% of our proved oil reserves and 83% of our proved natural gas reserves at December 31, 2018.
At December 31, 2019, we had identified 5,287 gross (2,332.4 net) engineered locations for potential future drilling on our Delaware Basin acreage, primarily in the Wolfcamp or Bone Spring plays, but also including the shallower Brushy Canyon and Avalon formations and the deeper Strawn formation. These locations include 3,290 gross (2,139.7 net) locations that we anticipate operating as we hold a working interest of at least 25% in each of these locations. Each horizontal drilling location generally represents a one-mile lateral, although we anticipate that many of our future wells will have lateral lengths longer than one mile. These engineered locations have been identified on a property-by-property basis and take into account criteria such as anticipated geologic conditions and reservoir properties, estimated rates of return, estimated recoveries from our Delaware Basin wells and other nearby wells based on available public data, drilling densities anticipated on our properties and properties of other operators, estimated drilling and completion costs, spacing and other rules established by regulatory authorities and surface considerations, among other criteria. Our engineered well locations at December 31, 2019 do not yet include all portions of our acreage position and do not include any horizontal locations in our Twin Lakes asset area in Lea County, New Mexico. Our identified well locations presume that multiple intervals may be prospective at any one surface location. Although we believe that denser well spacing may be possible in certain asset areas or in certain formations, at December 31, 2019, the majority of our estimated locations were based on the assumption of 160-acre well spacing. As we explore and develop our Delaware Basin acreage further, we anticipate that we may identify additional locations for future drilling. At December 31, 2019, these potential future drilling locations included 372 gross (168.5 net) locations in the Delaware Basin, primarily in the Wolfcamp and Bone Spring plays, but also in the Brushy Canyon, Avalon, Delaware and Strawn formations, to which we have assigned proved undeveloped reserves, and certain of these locations to which we have assigned proved undeveloped reserves may contemplate lateral lengths longer than one mile.
At December 31, 2019, we were operating six drilling rigs in the Delaware Basin, and we expect to operate six rigs in the Delaware Basin throughout 2020, including two to four rigs (at times) in the Stateline asset area, one to two rigs (at times) in the Rustler Breaks asset area, one to two rigs (at times) in the Antelope Ridge asset area, one rig in the Wolf and Jackson Trust asset areas and one rig in the Greater Stebbins Area in the southern Arrowhead asset area. We have continued to build significant optionality into our drilling program. Three of our rigs operate on longer-term contracts with remaining average terms of approximately 19 months. The other three rigs are on short-term contracts with remaining obligations of less than twelve months. This affords us the ability to modify our drilling program as we may deem necessary based on changing commodity prices and other factors. We are also planning to participate in non-operated wells in the Delaware Basin as these opportunities arise in 2020.
Rustler Breaks Asset Area - Eddy County, New Mexico
We operated one to two drilling rigs in our Rustler Breaks asset area during most of 2019. We completed and turned to sales 48 gross (16.7 net) horizontal wells and one gross (1.0 net) vertical well in the Rustler Breaks asset area in 2019, including 19 gross (14.4 net) operated and 30 gross (3.3 net) non-operated wells.
The Garrett #111H well was particularly significant, being our first operated test of the First Bone Spring formation in the Rustler Breaks asset area. This well, a one-mile lateral, tested 2,042 BOE per day (75% oil) during a 24-hour IP test in the third quarter of 2019. A second operated test of the First Bone Spring in the fourth quarter of 2019, the Paul #111H, tested 1,793 BOE per day (81% oil) during a 24-hour IP test. We believe these two wells demonstrate the prospectivity of the First Bone Spring formation in the Rustler Breaks asset area.
We were also pleased with the results from our Wolfcamp wells turned to sales in 2019 in the Rustler Breaks asset area. In particular, the General Kehoe wells in the eastern portion of the asset area were drilled and completed as part of a five-well batch from a single pad and contributed significantly to our better-than-expected oil and natural gas production in the second half of 2019.
Wolf and Jackson Trust Asset Areas - Loving County, Texas
In the Wolf and Jackson Trust asset areas, we continued to focus primarily on the Wolfcamp A-XY and Wolfcamp A-Lower formations in 2019. We operated one drilling rig in our Wolf and Jackson Trust asset areas during 2019, and we completed and turned to sales 11 gross (7.8 net) horizontal wells in these asset areas, including ten gross (7.8 net) operated wells and one gross (less than 0.1 net) non-operated well. Most of these wells were completed in the Wolfcamp A-XY interval.
We continued to experience success with longer laterals (greater than one mile) we drilled in the Wolf asset area in 2019. For example, the Howard Posner 83-TTT-B33 WF #203H and #204H (Howard Posner #203H and #204H) wells, both Wolfcamp A-XY completions, tested 2,382 BOE per day (58% oil) and 1,813 BOE per day (60% oil), respectively, during 24-hour IP tests. Both the Howard Posner #203H and #204H wells had completed lateral lengths of approximately 7,500 feet.

Arrowhead, Ranger and Twin Lakes Asset Areas - Eddy and Lea Counties, New Mexico
We operated one drilling rig in our Arrowhead, Ranger and Twin Lakes asset areas during 2019. We completed and turned to sales 20 gross (11.3 net) horizontal wells and two gross (2.0 net) vertical wells in the Arrowhead, Ranger and Twin Lakes asset areas in 2019, including 17 gross (13.0 net) operated and five gross (0.3 net) non-operated wells. Most of these wells were completed in the Second Bone Spring and Third Bone Spring intervals.
Following our initial test of the Wolfcamp A-XY in the third quarter of 2018, we were pleased with our continued delineation of the Wolfcamp A-XY in the Arrowhead asset area in 2019. In the third quarter of 2019, we completed and placed on production the Stebbins 19 Federal Com #203H and #204H wells. These wells tested 2,815 BOE per day (73% oil) and 2,262 BOE per day (75% oil), respectively, during 24-hour IP tests. We believe these results provided further evidence of Wolfcamp A-XY prospectivity moving north in the Delaware Basin.
Antelope Ridge Asset Area - Lea County, New Mexico
We operated one to two drilling rigs in our Antelope Ridge asset area during 2019. We completed and turned to sales 55 gross (25.9 net) horizontal wells and one gross (1.0 net) vertical well in this asset area in 2019, including 30 gross (26.2 net) operated and 26 gross (0.7 net) non-operated wells. As we continued to delineate the Antelope Ridge asset area during 2019, we tested six different intervals, completing wells in the Brushy Canyon, First, Second and Third Bone Spring, Wolfcamp A-XY and Wolfcamp A-Lower.
A key achievement in our Antelope Ridge asset area in 2019 was the drilling and completion of our first two operated two-mile horizontal wells in the asset area—the Jeff Hart #124H and #134H wells, Second Bone Spring and Third Bone Spring completions, respectively. The Jeff Hart #124H and #134H wells tested 2,332 BOE per day (81% oil) and 2,884 BOE per day (90% oil), respectively, during 24-hour IP tests in the third quarter of 2019. The Jeff Hart #134H well produced approximately 70,000 Bbl of oil in its first 30 days of production, which is the highest 30-day cumulative oil production for any well drilled and completed by us, including our prolific Mallon wells in the Ranger asset area, also Third Bone Spring completions. Further, drilling and completion costs on the Jeff Hart #134H well were just under $1,000 per lateral foot, about 20% to 25% below the drilling and completion costs per lateral foot associated with one-mile laterals we previously drilled in the Antelope Ridge asset area. In their first five months of production, the Jeff Hart #124H and #134H wells each produced more than 200,000 Bbl of oil in its first 150 days of production. The early production from these wells has more than doubled that of our nearby one-mile lateral completions over a similar timeframe, and these wells continued to exhibit a shallower initial production decline as compared to nearby one-mile laterals drilled by us.
In addition, we were particularly pleased with our delineation of the Wolfcamp A formation in the Antelope Ridge asset area. The Brad Lummis Com #212H well, a Wolfcamp A-XY completion, flowed at 3,236 BOE per day (83% oil) during its 24-hour IP test, or over 700 BOE per 1,000 feet of completed lateral. This well result complemented those from the four Charles Ling wells completed and turned to sales in the Wolfcamp A-Lower formation late in the first quarter of 2019, which flowed at an average of 2,932 BOE per day (75% oil) during their respective 24-hour IP tests.
Additionally, we began drilling operations on the 1,200 gross and net acre Rodney Robinson tract in our western Antelope Ridge asset area in the third quarter of 2019. The Rodney Robinson tract is one of the key tracts we acquired in the BLM Acquisition. The acquired leases are federal leases and provide an 87.5% net revenue interest (“NRI”) as compared to approximately 75% NRI on most fee leases today. We drilled six initial wells on this tract from two separate three-well pads. These six wells, which are all two-mile laterals, are currently scheduled to be completed and turned to sales in late March 2020.

Stateline Asset Area - Eddy County, New Mexico
In early September 2018, we acquired the Stateline asset area in southern Eddy County, New Mexico as part of the BLM Acquisition. The Stateline asset area includes approximately 2,800 gross and net undeveloped leasehold acres prospective for multiple geologic targets. The acquired leases are federal leases and provide an 87.5% NRI. The large majority of the acquired acreage is believed to be conducive to drilling longer laterals of up to two miles or more, utilizing central facilities and multi-well pad development. We began drilling operations in the Stateline asset area just before the end of 2019 and, at February 25, 2020, had two of our drilling rigs operating there. We plan to develop this acreage block drilling two-mile laterals on the eastern side of the leasehold and approximately 2.5-mile laterals on the western side of the leasehold. We initially expect to drill 13 wells on the eastern portion of this leasehold, and these 13 wells are expected to be completed and turned to sales late in third quarter of 2020 in conjunction with the expected completion of the expansion of the Black River Processing Plant by San Mateo. We anticipate running at least two rigs full-time in the Stateline asset area for the foreseeable future.
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
At December 31, 2019, our properties included approximately 31,200 gross (28,400 net) acres in the Eagle Ford shale play in Atascosa, DeWitt, Gonzales, Karnes, La Salle, Wilson and Zavala Counties in South Texas. We believe that approximately 88% of our Eagle Ford acreage is prospective predominantly for oil or liquids-rich natural gas with condensate, with the remainder being prospective for less liquids-rich natural gas. Approximately 93% of our Eagle Ford acreage was held by production at December 31, 2019.
In October 2018, we commenced a drilling program in South Texas to drill nine wells, primarily in the Eagle Ford shale, to take advantage of higher oil and natural gas prices in South Texas, to conduct at least one exploratory test of the Austin Chalk formation and to validate and hold by production almost all of our remaining undeveloped acreage in South Texas. One of the Eagle Ford shale wells was completed and turned to sales during the fourth quarter of 2018, and the remaining eight gross (7.9 net) wells, including one well drilled in the Austin Chalk formation, were completed and turned to sales in the first half of 2019.
Two of these wells, the Lloyd Hurt C #12H and D #13H wells, which targeted the Eagle Ford shale, flowed an average of 1,085 BOE per day (85% oil), including 923 Bbl of oil per day and 1.0 MMcf of natural gas per day, during 24-hour IP tests from completed lateral lengths of approximately 8,800 feet. These wells marked the two best 24-hour IP test results from any Eagle Ford wells we have completed to date in our far northwest La Salle County acreage. In addition, the Lloyd Hurt AC-C #26H well, an Austin Chalk completion, tested approximately 600 BOE per day (93% oil) during a 24-hour IP test conducted following the installation of an electric submersible pump (“ESP”) in the wellbore. We were encouraged by this initial test and the early results from the Austin Chalk formation in far northwest La Salle County, where almost no horizontal completions of the Austin Chalk formation using modern drilling and stimulation technology had been previously attempted.
Primarily as a result of the initial production from this nine-well program, our average daily oil equivalent production from the Eagle Ford shale increased 27% to 4,009 BOE per day, including 3,113 Bbl of oil per day and 5.4 MMcf of natural gas per day, during 2019, as compared to 3,158 BOE per day, including 2,485 Bbl of oil per day and 4.0 MMcf of natural gas per day, during 2018. For the year ended December 31, 2019, 6% of our total daily oil equivalent production was attributable to the Eagle Ford shale, as compared to 6% for the year ended December 31, 2018.
At December 31, 2019, approximately 4% of our estimated total proved oil and natural gas reserves, or 11.2 million BOE, was attributable to the Eagle Ford shale, including approximately 8.4 million Bbl of oil and 17.2 Bcf of natural gas. Our Eagle Ford total proved reserves comprised approximately 6% of our proved oil reserves and 3% of our proved natural gas reserves at December 31, 2019, as compared to approximately 7% of our proved oil reserves and 4% of our proved natural gas reserves at December 31, 2018.
At December 31, 2019, we had identified 234 gross (196.3 net) engineered locations for potential future drilling on our Eagle Ford acreage. These locations have been identified on a property-by-property basis and take into account criteria such as anticipated geologic conditions and reservoir properties, estimated rates of return, estimated recoveries from our producing Eagle Ford wells and other nearby wells based on available public data, drilling densities anticipated on our properties and observed on properties of other operators, estimated drilling and completion costs, spacing and other rules established by regulatory authorities and surface considerations, among other factors. The identified well locations presume that we will be able to develop our Eagle Ford properties on 40- to 80-acre spacing, depending on the specific property and the wells we have already drilled. We anticipate that any Eagle Ford wells drilled on our acreage in central and northern La Salle, northern Karnes and southern Wilson Counties can be developed on 40- to 50-acre spacing, while other properties, particularly the eastern portion of our acreage in DeWitt County, are more likely to be developed on 80-acre spacing. At December 31, 2019, these 234 gross (196.3 net) identified drilling locations included 14 gross (13.7 net) locations to which we have assigned proved undeveloped reserves.
These engineered drilling locations include only a single interval in the lower portion of the Eagle Ford shale. We believe portions of our Eagle Ford acreage may be prospective for an additional target in the lower portion of the Eagle Ford shale and for other intervals in the upper portion of the Eagle Ford shale, from which we would expect to produce predominantly oil and liquids. In addition, we believe portions of our Eagle Ford acreage may also be prospective for the Austin Chalk, Buda and other formations, from which we would expect to produce predominantly oil and liquids. At December 31, 2019, we had not included any future drilling locations in the upper portion of the Eagle Ford shale, in any additional intervals of the lower portion of the Eagle Ford shale or in the Austin Chalk or Buda formations, even though activity from other operators in these formations around our South Texas acreage position has demonstrated the potential prospectivity of these intervals.
Northwest Louisiana — Haynesville Shale, Cotton Valley and Other Formations
The Haynesville shale is an organically rich, overpressured marine shale found below the Cotton Valley and Bossier formations and above the Smackover formation at depths ranging from 10,500 to 13,500 feet across a broad region throughout Northwest Louisiana, including principally Bossier, Caddo, DeSoto and Red River Parishes in Louisiana. The Haynesville shale produces primarily dry natural gas with almost no associated liquids. The Bossier shale is overpressured and is often divided into lower, middle and upper units. The Cotton Valley formation is a low permeability natural gas sand that ranges in thickness from 200 to 300 feet and has porosity ranging from 6% to 10%.
We did not conduct any operated drilling and completion activities on our leasehold properties in Northwest Louisiana during 2019, although we did participate in the drilling and completion of 26 gross (1.7 net) non-operated Haynesville shale wells that were turned to sales in 2019, the most significant of which were two gross (1.0 net) two-mile lateral wells drilled and completed by Chesapeake in the third quarter of 2019. These two wells, the LDW&F 15&10-14-12 HC001-ALT and HC002-ALT wells, were located in the southern part of our Elm Grove asset area in the core of the Haynesville shale play and tested 38.4 and 42.4 MMcf of natural gas per day, respectively, during 24-hour IP tests, and these wells contributed to our natural gas production growth in the second half of 2019. We do not plan to drill any operated Haynesville shale or Cotton Valley wells in 2020.
At December 31, 2019, we held approximately 19,700 gross (18,300 net) acres in Northwest Louisiana, including 17,500 gross (10,000 net) acres in the Haynesville shale play and 16,100 gross (14,900 net) acres in the Cotton Valley play. We operate substantially all of our Cotton Valley and shallower production on our leasehold interests in Northwest Louisiana, as well as all of our Haynesville production on the acreage outside of what we believe to be the core area of the Haynesville shale play. We operate approximately 26% of the 12,400 gross (5,600 net) acres that we consider to be in the core area of the Haynesville shale play.
For the year ended December 31, 2019, approximately 10% of our average daily oil equivalent production, or 6,595 BOE per day, including 15 Bbl of oil per day and 39.5 MMcf of natural gas per day, was attributable to our leasehold interests in Northwest Louisiana. Natural gas production from these properties comprised approximately 24% of our daily natural gas production during 2019, as compared to approximately 17% of our daily natural gas production during 2018. During the year ended December 31, 2018, approximately 7% of our average daily oil equivalent production, or 3,733 BOE per day, including 13 Bbl of oil per day and 22.3 MMcf of natural gas per day, was attributable to our properties in Northwest Louisiana and East Texas.
For the year ended December 31, 2019, approximately 23% of our daily natural gas production, or 38.1 MMcf of natural gas per day, was produced from the Haynesville shale, with approximately 1%, or 1.4 MMcf of natural gas per day, produced from the Cotton Valley and other shallower formations on these properties. For the year ended December 31, 2018, approximately 16% of our daily natural gas production, or 20.5 MMcf of natural gas per day, was produced from the Haynesville shale, with approximately 1%, or 1.8 MMcf of natural gas per day, produced from the Cotton Valley and other shallower formations on these properties. At December 31, 2019, approximately 3% of our estimated total proved reserves, or 7.7 million BOE, was attributable to the Haynesville shale with another 0.3% of our proved reserves, or 0.9 million BOE, attributable to the Cotton Valley and shallower formations underlying this acreage.
At December 31, 2019, we had identified 341 gross (80.8 net) engineered locations for potential future drilling in the Haynesville shale play and 70 gross (48.3 net) engineered locations for potential future drilling in the Cotton Valley formation. Each horizontal drilling location generally assumes a one-mile lateral, although we anticipate that many of our future wells may have lateral lengths longer than one mile. These locations have been identified on a property-by-property basis and take into account criteria such as anticipated geologic conditions and reservoir properties, estimated rates of return, estimated recoveries from our producing Haynesville and Cotton Valley wells and other nearby wells based on available public data, drilling densities observed on properties of other operators, including on some of our non-operated properties, estimated drilling and completion costs, spacing and other rules established by regulatory authorities and surface conditions, among other criteria. Of the 341 gross (80.8 net) locations identified for future drilling on our Haynesville acreage, 277 gross (37.8 net) locations have been identified within the 12,400 gross (5,600 net) acres that we believe are located in the core area of the Haynesville shale play. As we explore and develop our Northwest Louisiana acreage further, we believe it is possible that we may identify additional locations for future drilling. At December 31, 2019, these potential future drilling locations included 5 gross (0.5 net) locations in the Haynesville shale (and no locations in the Cotton Valley) to which we have assigned proved undeveloped reserves.
Midstream Segment
Our midstream segment conducts midstream operations in support of our exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and salt water gathering services and salt water disposal services to third parties.
Southeast New Mexico and West Texas — Delaware Basin
On February 17, 2017, we announced the formation of San Mateo I, a strategic joint venture with a subsidiary of Five Point. The midstream assets that were contributed to San Mateo I included (i) the Black River Processing Plant; (ii) one salt water disposal well and a related commercial salt water disposal facility in the Rustler Breaks asset area; (iii) three salt water disposal wells and related commercial salt water disposal facilities in the Wolf asset area and (iv) substantially all related oil, natural gas and salt water gathering systems and pipelines in both the Rustler Breaks and Wolf asset areas (collectively, the “Delaware Midstream Assets”). We received $171.5 million in connection with the formation of San Mateo I and had the potential to earn up to $73.5 million in performance incentives over a five-year period. At February 28, 2020, we had received $44.1 million of the potential $73.5 million in performance incentives. We may earn up to the remaining $29.4 million in San Mateo I performance incentives over the next two years. We continue to operate the Delaware Midstream Assets and retain operational control of San Mateo I. The Company and Five Point own 51% and 49% of San Mateo I, respectively. San Mateo I continues to provide firm service to us, while also being a midstream service provider to other customers in and around our Wolf and Rustler Breaks asset areas.
On February 25, 2019, we announced the formation of San Mateo II, a strategic joint venture with a subsidiary of Five Point designed to expand our midstream operations in the Delaware Basin, specifically in Eddy County, New Mexico. San Mateo II is owned 51% by us and 49% by Five Point. In addition, Five Point has committed to pay $125.0 million of the first $150.0 million of capital expenditures incurred by San Mateo II to develop facilities in the Greater Stebbins Area and the Stateline asset area. We have the ability to earn up to $150.0 million in deferred performance incentives over the next several years, plus additional performance incentives for securing volumes from third-party customers.
In connection with the formation of San Mateo II, we dedicated to San Mateo II acreage in the Greater Stebbins Area and the Stateline asset area pursuant to 15-year, fixed-fee agreements for oil, natural gas and salt water gathering, natural gas processing and salt water disposal. San Mateo II provides firm service to us in the Greater Stebbins Area and the Stateline asset area.
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
During 2019, as part of the San Mateo II expansion, San Mateo began expanding the Black River Processing Plant in our Rustler Breaks asset area in Eddy County, New Mexico to add an incremental designed inlet capacity of 200 MMcf of natural gas per day to the existing designed inlet capacity of 260 MMcf of natural gas per day, bringing the total designed inlet capacity to 460 MMcf of natural gas per day. This expansion is anticipated to be placed in service during the summer of 2020. In addition, San Mateo initiated plans in 2019 to construct large diameter natural gas gathering lines southward from the Greater Stebbins Area and northward from the Stateline asset area to connect these areas with the Black River Processing Plant. The expanded Black River Processing Plant supports our exploration and production development activities in the Delaware Basin and offers processing opportunities for other producers’ development efforts.
During 2019, San Mateo received an increased natural gas gathering and processing commitment from an existing natural gas customer, plus other interruptible volumes. At certain times near the end of the third quarter and early in the fourth quarter of 2019, as a result of increased throughput from existing natural gas processing customers, San Mateo was operating the Black River Processing Plant at greater than 95% of the current designed inlet capacity of 260 MMcf per day.
In October 2018, a subsidiary of San Mateo entered into a long-term agreement with a significant producer in Eddy County, New Mexico relating to the gathering and processing of such producer’s natural gas production. As a result of this agreement, along with prior natural gas gathering and processing agreements entered into by San Mateo with its customers, including us, at December 31, 2019, San Mateo had entered into contracts to provide firm gathering and processing services for over 200 MMcf of natural gas per day, or over 80% of the designed inlet capacity of 260 MMcf of natural gas per day, at the Black River Processing Plant.
In addition, in early 2018, San Mateo completed a natural gas liquids (“NGL”) pipeline connection at the Black River Processing Plant to the NGL pipeline owned by EPIC Y-Grade Pipeline LP. This NGL connection provides several significant benefits to us and other San Mateo customers compared to transporting the NGLs by truck. San Mateo’s customers receive (i) firm NGL takeaway out of the Delaware Basin, (ii) increased NGL recoveries, (iii) improved pricing realizations through lower transportation and fractionation costs and (iv) increased optionality through San Mateo’s ability to operate the Black River Processing Plant in ethane recovery mode, if desired.
In our Wolf asset area in Loving County, Texas, San Mateo gathers our natural gas production with the natural gas gathering system we retained following the sale of our wholly-owned subsidiary that owned certain natural gas gathering and processing assets in the Wolf asset area (the “Loving County Processing System”) to an affiliate of EnLink Midstream Partners, LP (“EnLink”) in October 2015. The Loving County Processing System included a cryogenic natural gas processing plant (the “Wolf Processing Plant”) and approximately six miles of high-pressure gathering pipeline that connected our gathering system to the Wolf Processing Plant. Substantially all of our remaining midstream assets in the Wolf asset area were contributed to San Mateo I in February 2017.
At December 31, 2019, San Mateo’s natural gas gathering systems included natural gas gathering pipelines and related compression and treating systems. During the year ended December 31, 2019, San Mateo gathered approximately 77.2 Bcf of natural gas, as compared to 46.1 Bcf of natural gas gathered during the year ended December 31, 2018. In addition, during the year ended December 31, 2019, San Mateo processed approximately 64.7 Bcf of natural gas at the Black River Processing Plant, as compared to 32.3 Bcf of natural gas processed during the year ended December 31, 2018.
Crude Oil Gathering and Transportation Assets
Subsidiaries of San Mateo and Plains All American Pipeline, L.P. (“Plains”) have entered into a strategic relationship to gather and transport crude oil for upstream producers in Eddy County, New Mexico and have agreed to work together through a joint tariff arrangement and related transactions to offer producers located within the Joint Development Area crude oil transportation services from the wellhead to Midland, Texas with access to other end markets.
San Mateo completed its expanded oil gathering system in the Wolf asset area in Loving County, Texas (the “Wolf Oil Pipeline System”) in May 2018 and placed into service its crude oil gathering and transportation system in the Rustler Breaks asset area in Eddy County, New Mexico (the “Rustler Breaks Oil Pipeline System”) in December 2018. With the Wolf Oil Pipeline System and the Rustler Breaks Oil Pipeline System (collectively, the “San Mateo Oil Pipeline Systems”) in service, at December 31, 2019, we estimated we had on pipe almost all of our oil production from the Wolf and Rustler Breaks asset areas, which comprised approximately 56% of our Delaware Basin oil production in 2019. With the San Mateo Oil Pipeline Systems in service, we improved our oil price realizations in the Wolf and Rustler Breaks asset areas through the elimination of higher priced trucking services.
At December 31, 2019, the San Mateo Oil Pipeline Systems included crude oil gathering and transportation pipelines from origin points in Loving County, Texas and Eddy County, New Mexico to interconnects with Plains Pipeline, L.P. and two trucking facilities. During the year ended December 31, 2019, the San Mateo Oil Pipeline Systems had throughput of approximately 8.9 million Bbl of oil, as compared to 2.0 million Bbl of oil throughput during the year ended December 31, 2018.
Produced Water Gathering and Disposal Assets
During 2019, San Mateo placed into service two commercial salt water disposal wells in the Rustler Breaks asset area and, at February 25, 2020, expected to place into service one additional salt water disposal well in the Rustler Breaks asset area late in the first quarter of 2020, bringing San Mateo’s commercial salt water disposal well count in the Rustler Breaks asset area to eight. In the Greater Stebbins Area, San Mateo also acquired an existing commercial salt water disposal well and facility and surface acreage and subsequently placed into service an additional commercial salt water disposal well. In addition to its eight commercial salt water disposal wells and associated facilities in the Rustler Breaks asset area and its two commercial salt water disposal wells and associated facilities in the Greater Stebbins Area, at February 25, 2020, San Mateo had three commercial salt water disposal wells and associated facilities in the Wolf asset area, and San Mateo’s salt water gathering systems included salt water gathering pipelines in the Rustler Breaks and Wolf asset areas and the Greater Stebbins Area. At February 25, 2020, San Mateo expected to have a designed disposal capacity of approximately 335,000 Bbl of salt water per day by the end of the first quarter of 2020.
In June 2018, a subsidiary of San Mateo entered into a long-term agreement with a significant producer in Eddy County, New Mexico to gather and dispose of the customer’s produced salt water. The agreement includes the dedication of certain of the third party’s wells, which are or will be located near San Mateo’s existing salt water gathering system in Eddy County, New Mexico. In the first half of 2019, San Mateo obtained a significant additional acreage dedication and a salt water disposal well permit from another existing salt water disposal customer.
During the year ended December 31, 2019, San Mateo gathered approximately 69.9 million Bbl of salt water, as compared to 44.0 million Bbl of salt water gathered during the year ended December 31, 2018. In addition, during the year ended December 31, 2019, San Mateo disposed of approximately 67.1 million Bbl of salt water, as compared to 47.5 million Bbl of salt water disposed of during the year ended December 31, 2018.
South Texas / Northwest Louisiana
In South Texas, we own a natural gas gathering system that gathers natural gas production from certain of our operated Eagle Ford leases. In Northwest Louisiana, we have midstream assets that gather and treat natural gas from most of our operated leases and from third parties and four non-commercial salt water disposal wells that dispose of our salt water. Our midstream assets in South Texas and Northwest Louisiana are not part of San Mateo.
Operating Summary
The following table sets forth certain unaudited production and operating data for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
Unaudited Production Data:
Net Production Volumes:
Oil (MBbl)	13,984	11,141	7,851
Natural gas (Bcf)	61.1	47.3	38.2
Total oil equivalent (MBOE)(1)	24,164	19,026	14,212
Average daily production (BOE/d)(1)	66,203	52,128	38,936
Average Sales Prices:
Oil, without realized derivatives (per Bbl)	$54.34	$57.04	$49.28
Oil, with realized derivatives (per Bbl)	$54.98	$57.38	$48.81
Natural gas, without realized derivatives (per Mcf)	$2.17	$3.49	$3.72
Natural gas, with realized derivatives (per Mcf)	$2.18	$3.46	$3.70
Operating Expenses (per BOE):
Production taxes, transportation and processing	$3.82	$4.00	$4.10
Lease operating	$4.85	$4.89	$4.74
Plant and other midstream services operating	$1.52	$1.29	$0.92
Depletion, depreciation and amortization	$14.51	$13.94	$12.49
General and administrative	$3.31	$3.64	$4.65
__________________

(1)	Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

The following table sets forth information regarding our production volumes, sales prices and production costs for the year ended December 31, 2019 from our operating areas, which we consider to be distinct fields for purposes of accounting for production.

	Southeast New Mexico/West Texas	South Texas	Northwest Louisiana

	Delaware Basin	Eagle Ford(1)	Haynesville	Cotton Valley(2)	Total
Annual Net Production Volumes
Oil (MBbl)	12,843	1,136	—	5	13,984
Natural gas (Bcf)	44.7	2.0	13.9	0.5	61.1
Total oil equivalent (MBOE)(3)	20,294	1,463	2,316	91	24,164
Percentage of total annual net production	84.0%	6.0%	9.6%	0.4%	100.0%
Average Net Daily Production Volumes
Oil (Bbl/d)	35,184	3,113	—	15	38,312
Natural gas (MMcf/d)	122.5	5.4	38.1	1.4	167.4
Total oil equivalent (BOE/d)	55,599	4,009	6,345	250	66,203
Average Sales Prices(4)
Oil (per Bbl)	$53.95	$58.71	$—	$52.89	$54.34
Natural gas (per Mcf)	$2.11	$3.45	$2.16	$2.17	$2.17
Total oil equivalent (per BOE)	$38.80	$50.22	$12.99	$15.22	$36.93
Production Costs(5)
Lease operating, transportation and processing (per BOE)	$5.22	$15.27	$4.36	$22.43	$5.81
__________________

(1)	Includes one well producing oil from the Austin Chalk formation in La Salle County, Texas and two wells producing small quantities of natural gas from the San Miguel formation in Zavala County, Texas.

(2)	Includes the Cotton Valley formation and shallower zones and also includes one well producing from the Frio formation in Orange County, Texas.

(3)	Production volumes reported in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

(4)	Excludes impact of derivative settlements.

(5)	Excludes plant and other midstream services operating expenses, ad valorem taxes and oil and natural gas production taxes.

The following table sets forth information regarding our production volumes, sales prices and production costs for the year ended December 31, 2018 from our operating areas, which we consider to be distinct fields for purposes of accounting for production.

	Southeast New Mexico/West Texas	South Texas	Northwest Louisiana

	Delaware Basin	Eagle Ford(1)	Haynesville	Cotton Valley(2)	Total
Annual Net Production Volumes
Oil (MBbl)	10,230	907	—	4	11,141
Natural gas (Bcf)	37.7	1.5	7.5	0.6	47.3
Total oil equivalent (MBOE)(3)	16,512	1,152	1,247	115	19,026
Percentage of total annual net production	86.8%	6.0%	6.6%	0.6%	100.0%
Average Net Daily Production Volumes
Oil (Bbl/d)	28,026	2,485	—	13	30,524
Natural gas (MMcf/d)	103.3	4.0	20.5	1.8	129.6
Total oil equivalent (BOE/d)	45,237	3,158	3,417	316	52,128
Average Sales Prices(4)
Oil (per Bbl)	$56.12	$67.4	$—	$64.72	$57.04
Natural gas (per Mcf)	$3.55	$5.46	$2.85	$2.80	$3.49
Total oil equivalent (per BOE)	$42.88	$60.02	$17.09	$18.59	$42.08
Production Costs(5)
Lease operating, transportation and processing (per BOE)	$4.79	$17.25	$5.41	$19.11	$5.68
_________________

(1)	Includes one well producing small volumes of oil from the Austin Chalk formation and two wells producing small quantities of natural gas from the San Miguel formation in Zavala County, Texas.

(2)	Includes the Cotton Valley formation and shallower zones and also includes one well producing from the Frio formation in Orange County, Texas.

(3)	Production volumes reported in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

(4)	Excludes impact of derivative settlements.

(5)	Excludes plant and other midstream services operating expenses, ad valorem taxes and oil and natural gas production taxes.

The following table sets forth information regarding our production volumes, sales prices and production costs for the year ended December 31, 2017 from our operating areas, which we consider to be distinct fields for purposes of accounting for production.

	Southeast New Mexico/West Texas	South Texas	Northwest Louisiana

	Delaware Basin	Eagle Ford(1)	Haynesville	Cotton Valley(2)	Total
Annual Net Production Volumes
Oil (MBbl)	6,579	1,268	—	4	7,851
Natural gas (Bcf)	25.1	2.0	10.3	0.8	38.2
Total oil equivalent (MBOE)(3)	10,754	1,611	1,714	133	14,212
Percentage of total annual net production	75.7%	11.3%	12.1%	0.9%	100.0%
Average Net Daily Production Volumes
Oil (Bbl/d)	18,023	3,475	—	12	21,510
Natural gas (MMcf/d)	68.6	5.6	28.3	2.1	104.6
Total oil equivalent (BOE/d)	29,463	4,413	4,697	363	38,936
Average Sales Prices(4)
Oil (per Bbl)	$49.08	$50.29	$—	$45.52	$49.28
Natural gas (per Mcf)	$4.03	$4.69	$2.83	$2.79	$3.72
Total oil equivalent (per BOE)	$39.41	$45.58	$16.96	$17.69	$37.20
Production Costs(5)
Lease operating, transportation and processing (per BOE)	$5.80	$10.92	$4.21	$16.77	$6.29
_________________

(1)	Includes one well producing small volumes of oil from the Austin Chalk formation and two wells producing small quantities of natural gas from the San Miguel formation in Zavala County, Texas.

(2)	Includes the Cotton Valley formation and shallower zones and also includes one well producing from the Frio formation in Orange County, Texas.

(3)	Production volumes reported in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

(4)	Excludes impact of derivative settlements.

(5)	Excludes plant and other midstream services operating expenses, ad valorem taxes and oil and natural gas production taxes.
Our total oil equivalent production of approximately 24.2 million BOE for the year ended December 31, 2019 increased 27% from our total oil equivalent production of approximately 19.0 million BOE for the year ended December 31, 2018. This increased production was primarily due to our delineation and development operations in the Delaware Basin throughout 2019 as well as from our nine-well program in South Texas concluded in the first half of 2019 and non-operated Haynesville shale wells completed and placed on production during the third quarter of 2019. Our average daily oil equivalent production for the year ended December 31, 2019 was 66,203 BOE per day, as compared to 52,128 BOE per day for the year ended December 31, 2018. Our average daily oil production for the year ended December 31, 2019 was 38,312 Bbl of oil per day, an increase of 26% from 30,524 Bbl of oil per day for the year ended December 31, 2018. Our average daily natural gas production for the year ended December 31, 2019 was 167.4 MMcf of natural gas per day, an increase of 29% from 129.6 MMcf of natural gas per day for the year ended December 31, 2018.
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

Producing Wells
The following table sets forth information relating to producing wells at December 31, 2019. Wells are classified as oil wells or natural gas wells according to their predominant production stream. We had an approximate average working interest of 78% in all wells that we operated at December 31, 2019. For wells where we are not the operator, our working interests range from less than 1% to approximately 52% and average approximately 10%. In the table below, gross wells are the total number of producing wells in which we own a working interest and net wells represent the total of our fractional working interests owned in the gross wells.

	Oil Wells		Natural Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Southeast New Mexico/West Texas:
Delaware Basin(1)	634	298.6	123	55.4	757	354.0
South Texas:
Eagle Ford(2)	139	117.4	4	4.0	143	121.4
Northwest Louisiana:
Haynesville	—	—	246	20.5	246	20.5
Cotton Valley(3)	1	1.0	65	39.7	66	40.7
Area Total	1	1.0	311	60.2	312	61.2
Total	774	417.0	438	119.6	1,212	536.6
__________________

(1)	Includes 218 gross (56.5 net) vertical wells that were acquired in multiple transactions.

(2)	Includes one well producing oil from the Austin Chalk formation in La Salle County, Texas and two wells producing small quantities of natural gas from the San Miguel formation in Zavala County, Texas.

(3)	Includes the Cotton Valley formation and shallower zones and also includes one well producing from the Frio formation in Orange County, Texas.
Estimated Proved Reserves
The following table sets forth our estimated proved oil and natural gas reserves at December 31, 2019, 2018 and 2017. Our production and proved reserves are reported in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Where we produce liquids-rich natural gas, such as in the Delaware Basin and the Eagle Ford shale, the economic value of the NGLs associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the NGLs are extracted and sold. The reserves estimates were based on evaluations prepared by our engineering staff and have been audited for their reasonableness by Netherland, Sewell & Associates, Inc., independent reservoir engineers. These reserves estimates were prepared in accordance with SEC rules for oil and natural gas reserves reporting. The estimated reserves shown are for proved reserves only and do not include any unproved reserves classified as probable or possible reserves that might exist for our properties, nor do they include any consideration that could be attributable to interests in unproved and unevaluated acreage beyond those tracts for which proved reserves have been estimated. Proved oil and natural gas reserves are the estimated quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

	At December 31,(1)
	2019	2018	2017
Estimated Proved Reserves Data:(2)
Estimated proved reserves:
Oil (MBbl)	147,991	123,401	86,743
Natural Gas (Bcf)	627.2	551.5	396.2
Total (MBOE)(3)	252,531	215,313	152,771
Estimated proved developed reserves:
Oil (MBbl)	59,667	53,223	36,966
Natural Gas (Bcf)	276.3	246.2	190.1
Total (MBOE)(3)	105,710	94,261	68,651
Percent developed	41.9%	43.8%	44.9%
Estimated proved undeveloped reserves:
Oil (MBbl)	88,324	70,178	49,777
Natural gas (Bcf)	351.0	305.2	206.1
Total (MBOE)(3)	146,821	121,052	84,120
Standardized Measure(4) (in millions)	$2,034.0	$2,250.6	$1,258.6
PV-10(5) (in millions)	$2,248.2	$2,579.3	$1,333.4
__________________

(1)	Numbers in table may not total due to rounding.

(2)
Our estimated proved reserves, Standardized Measure and PV-10 were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic averages of the first-day-of-the-month prices for the 12 months ended December 31, 2019 were $52.19 per Bbl for oil and $2.58 per MMBtu for natural gas, for the 12 months ended December 31, 2018 were $62.04 per Bbl for oil and $3.10 per MMBtu for natural gas and for the 12 months ended December 31, 2017 were $47.79 per Bbl for oil and $2.98 per MMBtu for natural gas. These prices were adjusted by lease for quality, energy content, regional price differentials, transportation fees, marketing deductions and other factors affecting the price received at the wellhead. We report our proved reserves in two streams, oil and natural gas, and the economic value of the NGLs associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the NGLs are extracted and sold.

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

(5)
PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. PV-10 is not an estimate of the fair market value of our properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies and of the potential return on investment related to the companies’ properties without regard to the specific tax characteristics of such entities. Our PV-10 at December 31, 2019, 2018 and 2017 may be reconciled to our Standardized Measure of discounted future net cash flows at such dates by adding the discounted future income taxes associated with such reserves to the Standardized Measure. The discounted future income taxes at December 31, 2019, 2018 and 2017 were, in millions, $214.2, $328.7 and $74.8, respectively.

Our estimated total proved oil and natural gas reserves increased 17% from 215.3 million BOE at December 31, 2018 to 252.5 million BOE at December 31, 2019. We added 58.6 million BOE in proved oil and natural gas reserves through extensions and discoveries throughout 2019, approximately 2.4 times our 2019 annual production of 24.2 million BOE. Our proved oil reserves grew 20% from approximately 123.4 million Bbl at December 31, 2018 to approximately 148.0 million Bbl at December 31, 2019. Our proved natural gas reserves increased 14% from 551.5 Bcf at December 31, 2018 to 627.2 Bcf at December 31, 2019. This increase in proved oil and natural gas reserves was primarily a result of our delineation and development operations in the Delaware Basin during 2019. We realized approximately 5.1 million BOE in net upward revisions to our proved reserves during 2019 primarily as a result of upward technical revisions resulting from better-than-projected well performance from certain wells, as compared to December 31, 2018, and despite lower commodity prices used to estimate proved reserves at December 31, 2019. Our proved reserves to production ratio at December 31, 2019 was 10.5, a decrease of 7% from 11.3 at December 31, 2018.
Over the past two years, our estimated total proved oil and natural gas reserves increased 65% from 152.8 million BOE at December 31, 2017 to 252.5 million Bbl at December 31, 2019. Our proved oil reserves grew 71% from 86.7 million Bbl at December 31, 2017 to 148.0 million Bbl at December 31, 2019. Our proved developed oil reserves increased 61% from 37.0 million Bbl at December 31, 2017 to 59.7 million Bbl at December 31, 2019.

The Standardized Measure of our total proved oil and natural gas reserves decreased 10% from $2.25 billion at December 31, 2018 to $2.03 billion at December 31, 2019. The PV-10 of our total proved oil and natural gas reserves decreased 13% from $2.58 billion at December 31, 2018 to $2.25 billion at December 31, 2019. The decreases in our Standardized Measure and PV-10 are primarily a result of lower weighted average oil and natural gas prices used to estimate proved reserves at December 31, 2019, as compared to December 31, 2018. The unweighted arithmetic averages of first-day-of-the-month oil and natural gas prices used to estimate proved reserves at December 31, 2019 were $52.19 per Bbl and $2.58 per MMBtu, a decrease of 16% and 17%, respectively, as compared to average oil and natural gas prices of $62.04 per Bbl and $3.10 per MMBtu used to estimate proved reserves at December 31, 2018. Our total proved reserves were made up of 59% oil and 41% natural gas at December 31, 2019, as compared to 57% oil and 43% natural gas at December 31, 2018. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see the preceding table.
Our proved developed oil and natural gas reserves increased 12% from 94.3 million BOE at December 31, 2018 to 105.7 million BOE at December 31, 2019 due primarily to our delineation and development operations in the Delaware Basin. Our proved developed oil reserves increased 12% from 53.2 million Bbl at December 31, 2018 to 59.7 million Bbl at December 31, 2019. Our proved developed natural gas reserves increased 12% from 246.2 Bcf at December 31, 2018 to 276.3 Bcf at December 31, 2019.
The following table summarizes changes in our estimated proved developed reserves at December 31, 2019.

Proved Developed Reserves

(MBOE)(1)
As of December 31, 2018	94,261
Extensions and discoveries	14,206
Net divestitures of minerals-in-place	(736)
Revisions of prior estimates	(1,486)
Production	(24,164)
Conversion of proved undeveloped to proved developed	23,629
As of December 31, 2019	105,710
__________________

(1)	Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
Our proved undeveloped oil and natural gas reserves increased 21% from 121.1 million BOE at December 31, 2018 to 146.8 million BOE at December 31, 2019. Our proved undeveloped oil and natural gas reserves increased from 70.2 million Bbl and 305.2 Bcf, respectively, at December 31, 2018 to 88.3 million Bbl and 351.0 Bcf, respectively, at December 31, 2019, primarily as a result of our delineation and development operations in the Delaware Basin.
At December 31, 2019, we had no proved undeveloped reserves in our estimates that remained undeveloped for five years or more following their initial booking, and we currently have plans to use anticipated capital resources to develop the proved undeveloped reserves remaining as of December 31, 2019 within five years of booking these reserves.

The following table summarizes changes in our estimated proved undeveloped reserves at December 31, 2019.

Proved Undeveloped Reserves

(MBOE)(1)
As of December 31, 2018	121,052
Extensions and discoveries	44,410
Net divestitures of minerals-in-place	(1,571)
Revisions of prior estimates	6,559
Conversion of proved undeveloped to proved developed	(23,629)
As of December 31, 2019	146,821
__________________

(1)	Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
The following table sets forth, since 2016, proved undeveloped reserves converted to proved developed reserves during each year and the investments associated with these conversions (dollars in thousands).

				Investment in Conversion of Proved Undeveloped Reserves to Proved Developed Reserves
	Proved Undeveloped Reserves Converted to Proved Developed Reserves

	Oil	Natural Gas	Total
	(MBbl)	(Bcf)	(MBOE)(1)
2016	4,705	13.1	6,883	$94,579
2017	9,300	45.0	16,808	211,860
2018	16,009	61.7	26,283	356,830
2019	13,832	58.8	23,629	318,609
Total	43,846	178.6	73,603	$981,878
__________________

(1)	Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
The following table sets forth additional summary information by operating area with respect to our estimated net proved reserves at December 31, 2019.

	Net Proved Reserves(1)
	Oil	Natural Gas	Oil Equivalent	Standardized Measure(2)	PV-10(3)
	(MBbl)	(Bcf)	(MBOE)(4)	(in millions)	(in millions)
Southeast New Mexico/West Texas:
Delaware Basin	139,595	559.2	232,793	$1,877.1	$2,074.8
South Texas:
Eagle Ford(5)	8,350	17.2	11,219	123.6	136.6
Northwest Louisiana
Haynesville	—	45.9	7,652	31.0	34.3
Cotton Valley(6)	46	4.9	867	2.3	2.5
Area Total	46	50.8	8,519	33.3	36.8
Total	147,991	627.2	252,531	$2,034.0	$2,248.2
__________________

(1)	Numbers in table may not total due to rounding.

(2)
Standardized Measure represents the present value of estimated future net cash flows from proved reserves, less estimated future development, production, plugging and abandonment costs and income tax expenses, discounted at 10% per annum to reflect the timing of future cash flows. Standardized Measure is not an estimate of the fair market value of our properties.

(3)
PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. PV-10 is not an estimate of the fair market value of our properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies and of the potential return on investment related to the companies’ properties without regard to the specific tax characteristics of such entities. Our PV-10 at December 31, 2019 may be reconciled to our Standardized Measure of discounted future net cash flows at such date by adding the discounted future income taxes associated with such reserves to the Standardized Measure. The discounted future income taxes at December 31, 2019 were approximately $214.2 million.

(4)	Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

(5)	Includes one well producing oil from the Austin Chalk formation in La Salle County, Texas and two wells producing small quantities of natural gas from the San Miguel formation in Zavala County, Texas.

(6)	Includes the Cotton Valley formation and shallower zones and also includes one well producing from the Frio formation in Orange County, Texas.
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
Internal Control Over Reserves Estimation Process
We maintain an internal staff of petroleum engineers and geoscience professionals to ensure the integrity, accuracy and timeliness of the data used in our reserves estimation process. Our Executive Vice President of Reservoir Engineering and Chief Technology Officer is primarily responsible for overseeing the preparation of our reserves estimates. He received his Bachelor and Master of Science degrees in Petroleum Engineering from Texas A&M University, is a Licensed Professional Engineer in the State of Texas and has over 42 years of industry experience. Following the preparation of our reserves estimates, these estimates are audited for their reasonableness by Netherland, Sewell & Associates, Inc., independent reservoir engineers. The Operations and Engineering Committee of our Board of Directors reviews the reserves report and our reserves estimation process, and the results of the reserves report and the independent audit of our reserves are reviewed by other members of our Board of Directors as well.
Acreage Summary
The following table sets forth the approximate acreage in which we held a leasehold, mineral or other interest at December 31, 2019.

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Southeast New Mexico/West Texas:
Delaware Basin	145,800	75,000	85,500	53,200	231,300	128,200
South Texas:
Eagle Ford	29,200	26,500	2,000	1,900	31,200	28,400
Northwest Louisiana(1):
Haynesville	17,500	10,000	—	—	17,500	10,000
Cotton Valley	16,100	14,900	—	—	16,100	14,900
Area Total(2)	19,700	18,300	—	—	19,700	18,300
Total	194,700	119,800	87,500	55,100	282,200	174,900
__________________

(1)	Developed acres include 2,800 gross and net mineral acres in Northwest Louisiana.

(2)
Some of the same leases cover the gross and net acreage shown for both the Haynesville formation and the shallower Cotton Valley formation. Therefore, the sum of the gross and net acreage for both formations is not equal to the total gross and net acreage for Northwest Louisiana.

Undeveloped Acreage Expiration
The following table sets forth the approximate number of gross and net undeveloped acres at December 31, 2019 that will expire over the next five years by operating area unless production is established within the spacing units covering the acreage prior to the expiration dates, the existing leases are renewed prior to expiration or continued operations maintain the leases beyond the expiration of each respective primary term. Undeveloped acreage expiring in 2025 and beyond totals 12,700 net acres, of which 9,900 net acres do not expire until 2028 and beyond. All of our leasehold in the Haynesville and Cotton Valley plays in Northwest Louisiana was held by existing production at December 31, 2019.

	Acres		Acres		Acres		Acres		Acres
	Expiring 2020		Expiring 2021		Expiring 2022		Expiring 2023		Expiring 2024
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Southeast New Mexico/West Texas:
Delaware Basin(1)	17,000	10,700	26,400	14,800	18,600	9,900	4,800	4,800	300	300
South Texas:
Eagle Ford	1,600	1,800	400	100	—	—	—	—	—	—
Total	18,600	12,500	26,800	14,900	18,600	9,900	4,800	4,800	300	300
__________________

(1)
Approximately 47% of the acreage expiring in the Delaware Basin in the next five years is associated with our Twin Lakes asset area in northern Lea County, New Mexico. We expect to hold or extend portions of certain expiring acreage in the Delaware Basin through our 2020 drilling activities or by paying an additional lease bonus, where applicable.

Many of the leases comprising the acreage set forth in the table above will expire at the end of their respective primary terms unless operations are conducted to maintain the respective leases in effect beyond the expiration of the primary term or production from the acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production in commercial quantities in most cases. We also have options to extend some of our leases through additional lease bonus payments prior to the expiration of the primary term of the leases. In addition, we may attempt to secure a new lease upon the expiration of certain of our acreage; however, there may be third-party leases, or top leases, that become effective immediately if our leases expire at the end of their respective terms and production has not been established prior to such date or operations are not conducted to maintain the leases in effect beyond the primary term. As of December 31, 2019, our leases are primarily fee and state leases with primary terms of three to five years and federal leases with primary terms of 10 years. We believe that our lease terms are similar to our competitors’ lease terms as they relate to both primary term and royalty interests.
Drilling Results
The following table summarizes our drilling activity for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	147	62.0	118	54.7	72	43.7
Dry	—	—	—	—	—	—
Exploration Wells
Productive	25	13.3	35	20.8	33	22.3
Dry	—	—	—	—	—	—
Total Wells
Productive	172	75.3	153	75.5	105	66.0
Dry	—	—	—	—	—	—
Marketing and Customers
Our crude oil is sold under both long-term and short-term oil purchase agreements with unaffiliated purchasers based on published price bulletins reflecting an established field posting price. As a consequence, the prices we receive for crude oil and our heavier liquid products move up and down in direct correlation with the oil market as it reacts to supply and demand factors. The prices of our lighter liquid products move up and down independently of any relationship between the crude oil and natural gas markets. Transportation costs related to moving crude oil and liquids are also deducted from the price received for crude oil and liquids.

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
The prices we receive for our oil and natural gas production fluctuate widely. Factors that, directly or indirectly, cause price fluctuations include the level of demand for oil and natural gas, the actions of the Organization of Petroleum Exporting Countries (“OPEC”), weather conditions, including hurricanes in the Gulf Coast region, oil and natural gas storage levels, transportation capacity constraints, domestic and foreign governmental regulations, price and availability of alternative fuels, political conditions in oil and natural gas producing regions, the domestic and foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. Decreases in these commodity prices adversely affect the carrying value of our proved reserves and our revenues, profitability and cash flows. Short-term disruptions of our oil and natural gas production occur from time to time due to downstream pipeline system failure, capacity issues and scheduled maintenance, as well as maintenance and repairs involving our own well operations. These situations, if they occur, curtail our production capabilities and ability to maintain a steady source of revenue. See “Risk Factors — Our Success Is Dependent on the Prices of Oil and Natural Gas. Low Oil and Natural Gas Prices and the Continued Volatility in These Prices May Adversely Affect Our Financial Condition and Our Ability to Meet Our Capital Expenditure Requirements and Financial Obligations.”
The prices we receive for our oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the NYMEX West Texas Intermediate oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. Increases in the differential between the benchmark price for oil and natural gas and the wellhead price we receive could adversely affect our business, financial condition, results of operations and cash flows. See “Risk Factors — An Increase in the Differential between the NYMEX or Other Benchmark Prices of Oil and Natural Gas and the Wellhead Price We Receive for Our Production Could Adversely Affect Our Business, Financial Condition, Results of Operations and Cash Flows.”
For the years ended December 31, 2019, 2018 and 2017, we had two, four and four significant purchasers that accounted for approximately 67%, 60% and 60%, respectively, of our total oil, natural gas and NGL revenues. If we lost one or more of these significant purchasers and were unable to sell our production to other purchasers on terms we consider acceptable, it could materially and adversely affect our business, financial condition, results of operations and cash flows. For further details regarding these purchasers, see Note 2 to the consolidated financial statements in this Annual Report. Such information is incorporated herein by reference.
Title to Properties
We endeavor to ensure that title to our properties is in accordance with standards generally accepted in the oil and natural gas industry. While we rely upon the judgment of oil and natural gas lease brokers and/or landmen in ascertaining title for certain leasehold acquisitions, we typically obtain detailed title opinions prior to drilling an oil and natural gas well. Some of our acreage is subject to agreements that require the drilling of wells or the undertaking of other exploratory or development activities in order to retain our interests in the acreage. Our title to these contractual interests may be contingent upon our satisfactory fulfillment of such obligations. Some of our properties are also subject to customary royalty interests, liens incident to financing arrangements, operating agreements, taxes and other similar burdens that we believe will not materially interfere with the use and operation of these properties or affect the value thereof. Generally, we intend to conduct operations, make lease rental payments or produce oil and natural gas from wells in paying quantities, where required, prior to expiration of various time periods in order to avoid lease termination. See “Risk Factors — We May Incur Losses or Costs as a Result of Title Deficiencies in the Properties in Which We Invest.”
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
Our ability to drill and explore for oil and natural gas, to acquire properties and to provide competitive midstream services will depend upon our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, many of our competitors may have a longer history of operations.
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
Texas, New Mexico, Louisiana and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration, development and production of oil and natural gas. Many states also have laws, rules and regulations addressing conservation of oil and natural gas and other matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, the regulation of well spacing, the surface use and restoration of properties upon which wells are drilled, the prohibition, restriction or limitation of venting or flaring natural gas, the sourcing and disposal of water used and produced in the drilling and completion process and the plugging and abandonment of wells. While not presently the case in the states in which we operate, some states restrict production to the market demand for oil and natural gas or prescribe ceiling prices for natural gas sold within their boundaries. Additionally, some regulatory agencies have, from time to time, imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below natural production capacity in order to conserve supplies of oil and natural gas. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction.
Some of our oil and natural gas leases are issued by agencies of the federal government, as well as agencies of the states in which we operate. These leases contain various restrictions on access and development and other requirements that may impede our ability to conduct operations on the acreage represented by these leases. See “Risk Factors — Approximately 26% of Our Leasehold and Mineral Acres in the Delaware Basin Are Located on Federal Lands, Which Are Subject to Administrative Permitting Requirements and Potential Federal Legislation, Regulation and Orders That May Limit or Restrict Oil and Natural Gas Operations on Federal Lands.”
Our sales of natural gas, as well as the revenues we receive from our sales, are affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of natural gas by pipelines are regulated by the Federal Energy Regulatory Commission (“FERC”) under the Natural Gas Act of 1938 (the “NGA”), as well as under Section 311 of the Natural Gas Policy Act of 1978 (the “NGPA”). Natural gas gathering facilities are exempt from the jurisdiction of FERC under section 1(b) of the NGA, and intrastate crude oil pipeline facilities are not subject to FERC’s jurisdiction under the Interstate Commerce Act (the “ICA”). State regulation of natural gas gathering facilities and intrastate crude oil pipeline facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements or complaint-based rate regulation. We believed, as of February 25, 2020, that the natural gas pipelines in our gathering systems met the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. In December 2018, San Mateo placed into service the Rustler Breaks Oil Pipeline System following an open season to gauge shipper interest in committed crude oil interstate transportation service on the Rustler Breaks Oil Pipeline System earlier in 2018. The Rustler Breaks Oil Pipeline System, which is subject to FERC jurisdiction, includes approximately 17 miles of 10-inch diameter crude oil gathering and transportation pipelines from origin points in Eddy County, New Mexico to an interconnect with Plains Pipeline, L.P. We believed, as of February 25, 2020, that the other crude oil pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as an intrastate facility not subject to FERC jurisdiction.
In 2005, Congress enacted the Energy Policy Act of 2005 (the “Energy Policy Act”). The Energy Policy Act, among other things, amended the NGA to prohibit market manipulation in connection with the purchase or sale of natural gas or the purchase or sale of natural gas transportation services subject to FERC jurisdiction by any entity and to direct FERC to facilitate transparency in the market for the sale or transportation of natural gas in interstate commerce. The Energy Policy Act also significantly increased the penalties for violations of, among other things, the NGA, the NGPA or FERC rules, regulations or orders thereunder. FERC has promulgated regulations to implement the Energy Policy Act. Should we violate the anti-market manipulation laws and related regulations, in addition to FERC-imposed penalties and disgorgement, we may also be subject to third-party damage claims.
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
In 2007, the Energy Independence & Security Act of 2007 (the “EISA”) went into effect. The EISA, among other things, prohibits market manipulation by any person in connection with the purchase or sale of crude oil, gasoline or petroleum distillates at wholesale in contravention of such rules and regulations that the Federal Trade Commission may prescribe, directs the Federal Trade Commission to enforce the regulations and establishes penalties for violations thereunder.
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
U.S. Federal and State Taxation
The federal, state and local governments in the areas in which we operate impose taxes on the oil and natural gas products we sell and, for many of our wells, sales and use taxes on significant portions of our drilling and operating costs. Many states have raised state taxes on energy sources or state taxes associated with the extraction of hydrocarbons, and additional increases may occur. In January 2019, a bill was introduced in the New Mexico Senate to add a surtax on natural gas processors that would start at $0.60 per MMBtu in 2020 and escalate to $3.00 per MMBtu by 2024. If passed, such a surtax would adversely affect the ability of San Mateo and other natural gas processors to operate in New Mexico and would adversely affect the prices we receive for our natural gas processed in New Mexico. In addition, from time to time there has been a significant amount of discussion by legislators and presidential administrations concerning a variety of energy tax proposals, including proposals that would eliminate allowing small U.S. oil and natural gas companies to deduct intangible drilling costs as incurred and percentage depletion. Changes to tax laws could adversely affect our business and our financial results. See “Risk Factors — We Are Subject to Federal, State and Local Taxes, and May Become Subject to New Taxes or Have Eliminated or Reduced Certain Federal Income Tax Deductions Currently Available with Respect to Oil and Natural Gas Exploration and Production Activities as a Result of Future Legislation, Which Could Adversely Affect Our Business, Financial Condition, Results of Operations and Cash Flows” and “Risk Factors — The Tax Cuts and Jobs Act May Impact Our Ability to Fully Utilize Our Interest Expense Deductions and Net Operating Loss Carryovers to Fully Offset Our Taxable Income in Future Periods.”
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
Environmental, Health and Safety Regulation
The exploration, development, production, gathering and processing of oil and natural gas, including the operation of salt water injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, drilling, completing and operating oil and natural gas wells, midstream facilities and salt water injection and disposal wells. Our activities are subject to a variety of environmental laws and regulations, including but not limited to: the Oil Pollution Act of 1990 (the “OPA 90”), the Clean Water Act (the “CWA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act (the “CAA”), the Safe Drinking Water Act (the “SDWA”) and the Occupational Safety and Health Act (“OSHA”), as well as comparable state statutes and regulations. We are also subject to regulations governing the handling, transportation, storage and disposal of wastes generated by our activities and naturally occurring radioactive materials (“NORM”) that may result from our oil and natural gas operations. Administrative, civil and criminal fines and penalties may be imposed for noncompliance with these environmental laws and regulations, and violations and liability with respect to these laws and regulations could also result in remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking some activities, may require notice to stakeholders of proposed and ongoing operations, limit or prohibit other activities because of protected wetlands, areas or species and require investigation and cleanup of pollution. These laws, rules and regulations may also restrict the production rate of oil and natural gas below the rate that would otherwise be possible. We expect to remain in compliance in all material respects with currently applicable environmental laws and regulations and do not expect that these laws and regulations will have a material adverse impact on us.
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
The CWA and comparable state laws impose restrictions and strict controls regarding the discharge of produced waters, fill materials and other materials into navigable waters. These controls have become more stringent over the years, and it is possible that additional restrictions will be imposed in the future. Permits are required to discharge pollutants into certain state and federal waters and to conduct construction activities in those waters and wetlands. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other pollutants and impose liability for the costs of removal or remediation of contamination resulting from such discharges. In September 2015, a rule issued by the Environmental Protection Agency (the “EPA”) and U.S. Army Corps of Engineers (the “Corps”) to revise the definition of “waters of the United States” (“WOTUS”) for all CWA programs, thereby defining the scope of the EPA’s and the Corps’ jurisdiction, became effective. To the extent the revision expands the scope of jurisdiction of the CWA, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. However, in June 2017, the EPA and the Corps proposed a rule that would initiate the first step in a two-step process intended to review and revise the definition of WOTUS. Under the proposal, the first step would be to rescind the May 2015 final rule and put back into effect the narrower language defining WOTUS under the CWA that existed prior to the rule. The second step would be a notice-and-comment rule-making in which the agencies would conduct a substantive reevaluation of the definition of WOTUS. In September 2019, the EPA finalized the first step in this process.
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
We own and operate underground injection wells throughout our areas of operation. Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from oil and natural gas production. Underground injection allows us to safely and economically dispose of produced water. The SDWA establishes a regulatory framework for underground injection, the primary objective of which is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. The disposal of hazardous waste by underground injection is subject to stricter requirements than the disposal of produced water. Failure to obtain, or abide by the requirements for the issuance of, necessary permits could subject us to civil and/or criminal enforcement actions and penalties. In addition, in some instances, the operation of underground injection wells has been alleged to cause earthquakes (induced seismicity) as a result of flawed well design or operation. This has resulted in stricter regulatory requirements in some jurisdictions relating to the location and operation of underground injection wells. In addition, a number of lawsuits have been filed in some states alleging that fluid injection or oil and natural gas extraction have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements regarding the permitting of produced water disposal wells or otherwise, to assess the relationship between seismicity and the use of such wells. For example, in October 2014, the Texas Railroad Commission (the “TRC”), adopted disposal well rule amendments designed, among other things, to require applicants for new disposal wells that will receive non-hazardous produced water or other oil and natural gas waste to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. If the permittee or an applicant for a disposal well permit fails to demonstrate that the produced water or other fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be, or determined to be, contributing to seismic activity, then the TRC may deny, modify, suspend or terminate the permit application or existing operating permit for that disposal well. The TRC has used this authority to deny permits for waste disposal wells. The potential adoption of federal, state and local legislation and regulations intended to address induced seismicity in the areas in which we operate could restrict our drilling and production activities, as well as our ability to dispose of produced water gathered from such activities, which could result in increased costs and additional operating restrictions or delays.
Our activities involve the use of hydraulic fracturing. For more information on our hydraulic fracturing operations, see “—Hydraulic Fracturing Policies and Procedures.” Hydraulic fracturing is generally exempted from federal regulation as underground injection (unless diesel is a component of the fracturing fluid) under the SDWA. The process of hydraulic fracturing is typically regulated by state oil and natural gas commissions. Various policy makers, regulatory agencies and political candidates at the federal, state and local levels have proposed restrictions on hydraulic fracturing, including its outright prohibition. For example, certain candidates seeking the office of the President of the United States in 2020 have pledged to ban hydraulic fracturing. It is possible that any such restrictions on hydraulic fracturing may particularly target activity on federal lands, which could adversely impact our operations in the Delaware Basin. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce. Some states and localities have placed additional regulatory burdens upon hydraulic fracturing activities and, in some areas, severely restricted or prohibited those activities. In 2019 and 2020, separate bills were introduced in the New Mexico Senate to place a moratorium on hydraulic fracturing. In addition, separate and apart from the referenced potential connection between injection wells and seismicity, concerns have been raised that hydraulic fracturing activities may be correlated to induced seismicity. The scientific community and regulatory agencies at all levels are studying the possible linkage between oil and natural gas activity and induced seismicity, and some state regulatory agencies have modified their regulations or guidance to mitigate potential causes of induced seismicity. If the exemption for hydraulic fracturing is removed from the SDWA, or if other legislation is enacted at the federal, state or local level imposing any restrictions on the use of hydraulic fracturing, this could have a significant impact on our financial condition, results of operations and cash flows. Additional burdens upon hydraulic fracturing, such as reporting or permitting requirements, would result in additional expense and delay in our operations. See “Risk Factors — Federal and State Legislation and Regulatory Initiatives Relating to Hydraulic Fracturing Could Result in Increased Costs and Additional Operating Restrictions or Delays” and “Risk Factors — Approximately 26% of Our Leasehold and Mineral Acres in the Delaware Basin Are Located on Federal Lands, Which Are Subject to Administrative Permitting Requirements and Potential Federal Legislation, Regulation and Orders That May Limit or Restrict Oil and Natural Gas Operations on Federal Lands.”
Oil and natural gas exploration and production operations and other activities have been conducted on some of our properties by previous owners and operators. Materials from these operations remain on some of the properties, and, in some instances, require remediation. In addition, we occasionally must agree to indemnify sellers of producing properties against some of the liability for environmental claims associated with the properties we purchase. While we do not believe that costs we incur for compliance with environmental regulations and remediating previously or currently owned or operated properties will be material, we cannot provide any assurances that these costs will not result in material expenditures that adversely affect our profitability.
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

We are subject to laws and regulations governing the security of hazardous materials under the Federal Homeland Security Act of 2002, as administered by the Department of Homeland Security (the “DHS”).  The DHS promulgated the Chemical Facility Anti-Terrorism Standards to identify and secure chemical facilities that present the greatest security risk using a risk-based tiering structure.  Due to the composition of the product it processes, the Black River Processing Plant was required to register with the DHS. We have submitted the required “Top-Screen” survey to the DHS and are awaiting its review by the DHS. We expect to continue to incur costs associated with administrative controls and enhanced physical security measures for the Black River Processing Plant if it is designated as a tiered facility by the DHS.
The Endangered Species Act (the “ESA”) was established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The U.S. Fish and Wildlife Service must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in material restrictions on land use and may materially impact oil and natural gas development. Our oil and natural gas operations in certain of our operating areas could also be adversely affected by seasonal or permanent restrictions on drilling activity designed to protect certain wildlife in the Delaware Basin and other areas in which we operate. See “Risk Factors — We Are Subject to Government Regulation and Liability, Including Complex Environmental Laws, Which Could Require Significant Expenditures.” Our ability to maximize production from our leases may be adversely impacted by these restrictions.
Approximately 26% of our Delaware Basin acreage position, including all of the BLM Acquisition, consists of federal leasehold administered by the BLM. Permitting for oil and natural gas activities on federal lands can take significantly longer than the permitting process for oil and natural gas activities not located on federal lands. Delays in obtaining necessary permits can disrupt our operations and have an adverse effect on our business. These BLM leases contain relatively standardized terms and require compliance with detailed regulations and orders, which are subject to change. These operations are also subject to BLM rules regarding engineering and construction specifications for production facilities, safety procedures, the valuation of production, the payment of royalties, the removal of facilities, the posting of bonds, hydraulic fracturing, the control of air emissions and other areas of environmental protection. These rules could result in increased compliance costs for our operations, which in turn could have an adverse effect on our business and results of operations. Under certain circumstances, the BLM may require our operations on federal leases to be suspended or terminated. Oil and natural gas exploration and production activities on federal lands are also subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. This process has the potential to delay or even halt development of future oil and natural gas projects with NEPA applicability.
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
We maintain insurance against some, but not all, potential risks and losses associated with our industry and operations. We generally do not carry business interruption insurance. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could materially adversely affect our financial condition, results of operations and cash flows. See “Risk Factors — Insurance Against All Operational Risks is Not Available to Us.”

Office Lease
Our corporate headquarters are located at One Lincoln Centre, 5400 LBJ Freeway, Suite 1500, Dallas, Texas 75240. See Note 4 to the consolidated financial statements in this Annual Report for more details regarding our office lease. Such information is incorporated herein by reference.
Employees
At December 31, 2019, we had 304 full-time employees. We believe that our relationships with our employees are satisfactory. No employee is covered by a collective bargaining agreement. From time to time, we use the services of independent consultants and contractors to perform various professional services, including in the areas of geology and geophysics, land, production and midstream operations, construction, design, well site surveillance and supervision, permitting and environmental assessment, legal and income tax preparation and accounting services. Independent contractors, at our request, drill all of our wells and usually perform field and on-site production operation services for us, including midstream services, facilities construction, pumping, maintenance, dispatching, inspection and testing. If significant opportunities for company growth arise and require additional management and professional expertise, we will seek to employ qualified individuals to fill positions where that expertise is necessary to develop those opportunities.
Available Information
Our Internet website address is www.matadorresources.com. We make available, free of charge, through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after providing such reports to the SEC. Also, the charters of our Audit Committee, Corporate Governance Committee, Executive Committee, Nominating Committee and Strategic Planning and Compensation Committee, our Code of Ethics and Business Conduct for Officers, Directors and Employees and information regarding certain of our ESG initiatives are available through our website, and we also intend to disclose any amendments to our Code of Ethics and Business Conduct, or waivers to such code on behalf of our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, on our website. All of these corporate governance materials are available free of charge and in print to any shareholder who provides a written request to the Corporate Secretary at One Lincoln Centre, 5400 LBJ Freeway, Suite 1500, Dallas, Texas 75240. The contents of our website are not intended to be incorporated by reference into this Annual Report or any other report or document we file and any reference to our website is intended to be an inactive textual reference only.

Item 1A. Risk Factors.
Risks Related to the Oil and Natural Gas Industry and Our Business
Our Success Is Dependent on the Prices of Oil and Natural Gas. Low Oil and Natural Gas Prices and the Continued Volatility in These Prices May Adversely Affect Our Financial Condition and Our Ability to Meet Our Capital Expenditure Requirements and Financial Obligations.
The prices we receive for the oil and natural gas we produce heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital, borrowing capacity under our Credit Agreement and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile and will likely continue to be volatile in the future. During 2019, the average price of oil was $57.01 per Bbl, based upon the NYMEX West Texas Intermediate oil futures contract price for the earliest delivery date, and the average price of natural gas was $2.53 per MMBtu, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. During 2019, oil prices began the year at $45.41 per Bbl, which was the low oil price for 2019, and increased steadily, reaching a high of $66.30 per Bbl in late April. Oil prices declined during the third quarter of 2019 before increasing again during the fourth quarter of 2019 to finish the year at $61.06 per Bbl. In early 2020, oil prices have been particularly volatile, ranging from a high of $65.00 per Bbl in early January to below $45.00 per Bbl in late February. Natural gas prices began 2019 at $2.94 per MMBtu, reached a high of $3.59 per MMBtu in mid-January and declined consistently for several months, reaching a low of $2.07 per MMBtu in early August. Natural gas prices then increased to $2.68 per MMBtu in mid-September before declining again to end 2019 at $2.19 per MMBtu.
Because we use the full-cost method of accounting, we perform a ceiling test quarterly that may be impacted by declining prices of oil and natural gas. Significant price declines have caused us to recognize full-cost ceiling impairments in the past, and should prices decline significantly again, we may recognize further full-cost ceiling impairments. Such full-cost ceiling impairments reduce the book value of our net tangible assets, retained earnings and shareholders’ equity but do not impact our cash flows from operations, liquidity or capital resources. See “—We May Be Required to Write Down the Carrying Value of Our Proved Properties under Accounting Rules, and These Write-Downs Could Adversely Affect Our Financial Condition.”

The prices we receive for our production, and the levels of our production, depend on numerous factors. These factors include, but are not limited to, the following:

•	the domestic and foreign supply of, and demand for, oil and natural gas;

•	the actions of OPEC and state-controlled oil companies relating to oil price and production controls;

•	the prices and availability of competitors’ supplies of oil and natural gas;

•	the price and quantity of foreign imports;

•	the impact of U.S. dollar exchange rates;

•	domestic and foreign governmental regulations and taxes;

•	speculative trading of oil and natural gas futures contracts;

•	the availability, proximity and capacity of gathering, processing and transportation systems for oil, natural gas and NGLs and gathering and disposal systems for produced water;

•	the availability of refining capacity;

•	the prices and availability of alternative fuel sources;

•	weather conditions and natural disasters;

•	political conditions in or affecting oil and natural gas producing regions or countries, including the United States, the Middle East, South America and Russia;

•	domestic or global health concerns, including the outbreak of contagious or pandemic diseases, such as the recent coronavirus;

•	the continued threat of terrorism and the impact of military action and civil unrest;

•
public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate oil and natural gas operations, including hydraulic fracturing activities;

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
Declines in oil or natural gas prices not only reduce our revenue, but could also reduce the amount of oil and natural gas that we can produce economically and could reduce the amount we may borrow under our Credit Agreement. Should oil or natural gas prices decrease to economically unattractive levels and remain there for an extended period of time, we may elect to delay some of our exploration and development plans for our prospects, cease exploration or development activities on certain prospects due to the anticipated unfavorable economics from such activities or cease or delay further expansion of our midstream projects, each of which could have a material adverse effect on our business, financial condition, results of operations and reserves. In addition, such declines in commodity prices could cause a reduction in our borrowing base. If the borrowing base were to be less than the outstanding borrowings under our Credit Agreement at any time, we would be required to provide additional collateral satisfactory in nature and value to the lenders to increase the borrowing base to an amount sufficient to cover such excess or repay the deficit in equal installments over a period of six months.
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
If our revenues decrease as a result of lower oil and natural gas prices, operating difficulties, declines in reserves or the value thereof or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels, further develop and exploit our current properties or invest in certain opportunities. Alternatively, to fund acquisitions, increase our rate of growth, expand our midstream operations, develop our properties or pay for higher service costs, we may decide to alter or increase our capitalization substantially through the issuance of debt or equity securities, the sale of production payments, the sale or joint venture of midstream assets, oil and natural gas producing assets or leasehold interests, the sale or joint venture of oil and natural gas mineral interests, the borrowing of funds or otherwise to meet any increase in capital spending. If we succeed in selling additional equity securities or securities convertible into equity securities to raise funds or make acquisitions, the ownership of our existing shareholders would be diluted, and new investors may demand rights, preferences or privileges senior to those of existing shareholders. If we raise additional capital through the issuance of new debt securities or additional indebtedness, we may become subject to additional covenants that restrict our business activities. If we are unable to raise additional capital from available sources at acceptable terms, our business, financial condition and results of operations could be adversely affected.
Drilling for and Producing Oil and Natural Gas Are Highly Speculative and Involve a High Degree of Operational and Financial Risk, with Many Uncertainties That Could Adversely Affect Our Business.
Exploring for and developing hydrocarbon reserves involves a high degree of operational and financial risk, which precludes us from definitively predicting the costs involved and time required to reach certain objectives. Our drilling locations are in various stages of evaluation, ranging from locations that are ready to drill to locations that will require substantial additional interpretation and approvals before they can be drilled. The budgeted costs of planning, drilling, completing and operating wells may be exceeded and such costs can increase significantly due to various complications that may arise during drilling, completion and operation. Before a well is spud, we may incur significant geological, geophysical and land costs, including seismic costs, which are incurred whether or not a well eventually produces commercial quantities of hydrocarbons, or is drilled at all. Exploration wells bear a much greater risk of loss than development wells. The analogies we draw from available data from other wells, more fully explored locations or producing fields may not be applicable to our drilling locations. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our operations as proposed and could be forced to modify our drilling plans accordingly.
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
Each of these risks is magnified in wells with longer laterals, which we expect to drill more of in 2020, including 74% with completed lateral lengths of two miles. If we do not drill productive and profitable wells in the future, our business, financial condition, results of operations, cash flows and reserves could be materially and adversely affected.
Our Operations Are Subject to Operational Hazards and Risks, Which Could Result in Significant Damages and the Loss of Revenue.
There are numerous operational hazards inherent in oil and natural gas exploration, development, production, gathering, transportation and processing, including:

•	natural disasters;

•	adverse weather conditions;

•	domestic or global health concerns, including the outbreak of contagious or pandemic diseases, such as the recent coronavirus;

•	loss of drilling fluid circulation;

•	blowouts where oil or natural gas flows uncontrolled at a wellhead;

•	cratering or collapse of the formation;

•	pipe or cement leaks, failures or casing collapses;

•	damage to pipelines, processing plants and disposal wells and associated facilities;

•	fires or explosions;

•	releases of hazardous substances or other waste materials that cause environmental damage;

•	pressures or irregularities in formations; and

•	equipment failures or accidents.

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
There are also significant risks associated with the operation of cryogenic natural gas processing plants such as the Black River Processing Plant owned by San Mateo and operated by us. Natural gas and NGLs are volatile and explosive and may include carcinogens. Damage to or improper operation of the Black River Processing Plant could result in an explosion or the discharge of toxic gases, which could result in significant damage claims, interrupt a revenue source and prevent us from processing some or all of the natural gas produced from our wells or third-party wells located in nearby asset areas. Furthermore, if we were unable to process such natural gas, we may be forced to flare natural gas from, or shut in, the affected wells for an indefinite period of time.
In addition, San Mateo’s gathering, processing and transportation assets connect to other pipelines or facilities owned and operated by unaffiliated third parties. The continuing operation of, and our continuing access to, such third-party pipelines, processing facilities and other midstream facilities is not within our control. These pipelines, plants and other midstream facilities may become unavailable because of testing, turnarounds, line repair, maintenance, reduced operating pressure, lack of operating capacity, regulatory requirements and curtailments of receipt or deliveries due to insufficient capacity or because of damage from severe weather conditions or other operational issues. In addition, if San Mateo’s costs to access and transport on these third-party pipelines significantly increase, its profitability could be reduced. If any such increase in costs occurs, if any of these pipelines or other midstream facilities become unable to receive, transport or process product, or if the volumes San Mateo gathers, processes or transports do not meet the product quality requirements of such pipelines or facilities, our and San Mateo’s revenues and cash flows could be adversely affected.
Insurance Against All Operational Risks is Not Available to Us.
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
Almost all of our current oil and natural gas production and our proved reserves are attributable to our properties in the Delaware Basin in Southeast New Mexico and West Texas, the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana. In recent years, the Delaware Basin has become an area of increasing focus for us, and approximately 87% of our total oil and natural gas production for 2019 was attributable to our properties in the Delaware Basin. Since 2016, the vast majority of our capital expenditures have been allocated to the Delaware Basin. We expect that substantially all of our capital expenditures in 2020 will continue to be in the Delaware Basin, with the exception of amounts allocated to limited operations in our South Texas and Haynesville shale positions to maintain and extend leases and to participate in certain non-operated well opportunities.
The industry focus on the Delaware Basin may adversely impact our ability to gather, transport and process our oil and natural gas production due to significant competition for access to gathering systems, pipelines, processing facilities and oil, condensate and salt water trucking operations. For example, infrastructure constraints have in the past required, and may in the future require, us to flare natural gas occasionally, decreasing the volumes sold from our wells. Due to the concentration of our operations, we may be disproportionately exposed to the impact of delays or interruptions of production from our wells in our operating areas caused by transportation capacity constraints or interruptions, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions or plant closures for scheduled maintenance. Due to our concentration of properties in the Delaware Basin, we are also particularly exposed to any differential between benchmark prices of oil and natural gas and the wellhead price we receive for our production. See “—An Increase in the Differential between the NYMEX or Other Benchmark Prices of Oil and Natural Gas and the Wellhead Price We Receive for Our Production Could Adversely Affect Our Business, Financial Condition, Results of Operations and Cash Flows.”
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
There Is No Guarantee That We Will Be Successful in Optimizing Our Spacing, Drilling and Completions Techniques in Order to Maximize Our Rate of Return, Cash Flow from Operations and Shareholder Value.
As we accumulate and process geological and production data, we attempt to create a development plan, including well spacing and completion design, that maximizes our rate of return, cash flow from operations and shareholder value. However, due to many factors, including some beyond our control, there is no guarantee that we will be able to find the optimal plan. Future drilling and completion efforts may impact production from existing wells, and parent-child effects may impact future well productivity as a result of timing, spacing proximity or other factors. If we are unable to design and implement an effective spacing, drilling and completions strategy, it may have a material adverse effect on our financial condition, results of operations and cash flows.
Certain of Our Properties Are in Areas That May Have Been Partially Depleted or Drained by Offset Wells, and Certain of Our Wells May Be Adversely Affected by Actions Other Operators May Take When Drilling, Completing or Operating Wells That They Own.
Certain of our properties are in areas that may have already been partially depleted or drained by earlier offset drilling. The owners of leasehold interests adjoining any of our properties could take actions, such as drilling and completing additional wells, which could adversely affect our operations. When a new well is completed and produced, the pressure differential in the vicinity of the well causes the migration of reservoir fluids toward the new wellbore (and potentially away from existing wellbores). As a result, the drilling and production of these potential locations could cause a depletion of our proved reserves and may inhibit our ability to further develop our proved reserves. In addition, completion operations and other activities conducted on adjacent or nearby wells could cause production from our wells to be shut in for indefinite periods of time, could result in increased lease operating expenses and could adversely affect the production and reserves from our wells after they re-commence production. We have no control over the operations or activities of offsetting operators.
Multi-Well Pad Drilling May Result in Volatility in Our Operating Results.
We utilize multi-well pad drilling where practical. Because wells drilled on a pad are not produced until other wells being drilled on the pad at the same time are drilled and completed and the drilling rig is moved from the location, multi-well pad drilling delays the commencement of production from wells drilled on a given pad, which may cause volatility in our operating results. In addition, problems affecting one well could adversely affect production from other wells on the same pad. As a result, multi-well pad drilling can cause delays in the scheduled commencement of production or interruptions in ongoing production. Additionally, infrastructure expansion, including more complex facilities and takeaway capacity, could become challenging in project development areas. Managing capital expenditures for infrastructure expansion could cause economic constraints when considering design capacity.
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
As of February 28, 2020, the maximum facility amount under the Credit Agreement was $1.5 billion, the borrowing base was $900.0 million and our elected borrowing commitment was $700.0 million. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, maximum facility amount and elected borrowing commitment. At February 28, 2020, we had available borrowing capacity of approximately $399.0 million under our Credit Agreement (after giving effect to outstanding letters of credit). Our borrowing base is determined semi-annually by our lenders based primarily on the estimated value of our existing and future oil and natural gas reserves, but both we and our lenders can request one unscheduled redetermination between scheduled redetermination dates. Our Credit Agreement is secured by our interests in the majority of our oil and natural gas properties and contains covenants restricting our ability to incur additional indebtedness, sell assets, pay dividends and make certain investments. Since the borrowing base is subject to periodic redeterminations, if a redetermination resulted in a borrowing base that is less than our borrowings under the Credit Agreement, we would be required to provide additional collateral satisfactory in nature and value to the lenders to increase the borrowing base to an amount sufficient to cover such excess or repay the deficit in equal installments over a period of six months. If we are required to do so, we may not have sufficient funds to fully make such repayments.
As of February 25, 2020, the facility amount under the San Mateo Credit Facility was $375.0 million, and San Mateo I had available borrowing capacity of approximately $70.8 million (after giving effect to outstanding letters of credit). The San Mateo Credit Facility includes an accordion feature, which could expand the commitments of the lenders to up to $400.0 million. The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries, as well as San Mateo II and its subsidiaries, but is guaranteed by San Mateo I’s subsidiaries and secured by substantially all of San Mateo I’s assets, including real property. The San Mateo Credit Facility contains covenants restricting San Mateo I’s ability to incur additional indebtedness, sell assets, pay dividends and make certain investments.
In the future, subject to the restrictions in the indenture governing our outstanding senior notes and in other instruments governing our other outstanding indebtedness (including our Credit Agreement and the San Mateo Credit Facility), we may incur significant amounts of additional indebtedness, including under our Credit Agreement and the San Mateo Credit Facility, through the issuance of additional notes or otherwise, in order to develop our properties, fund acquisitions or invest in certain opportunities. Interest rates on such future indebtedness may be higher than current levels, causing our financing costs to increase accordingly.
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
The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of our proved oil and natural gas reserves at December 31 and June 30 of each year, respectively. We and the lenders may each request an unscheduled redetermination of the borrowing base once between scheduled redetermination dates. In addition, our lenders have the flexibility to reduce our borrowing base due to a variety of factors, some of which may be beyond our control. As of February 28, 2020, our borrowing base was $900.0 million, our elected borrowing commitment was $700.0 million and we had $255.0 million in outstanding borrowings under, and approximately $46.0 million in outstanding letters of credit issued pursuant to, the Credit Agreement. As of February 28, 2020, the maximum facility amount under the Credit Agreement was $1.5 billion. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, maximum facility amount and elected borrowing commitment. We could be required to repay a portion of any outstanding debt under the Credit Agreement to the extent that, after a redetermination, our outstanding borrowings at such time exceeded the redetermined borrowing base. We may not have sufficient funds to make such repayments, which could result in a default under the terms of the Credit Agreement and an acceleration of the loans thereunder, requiring us to negotiate renewals, arrange new financing or sell significant assets, all of which could have a material adverse effect on our business and financial results.
Our earnings are exposed to interest rate risk associated with borrowings under our Credit Agreement and the San Mateo Credit Facility. Borrowings under the Credit Agreement may be in the form of a base rate loan or a Eurodollar loan. If we borrow funds as a base rate loan, such borrowings will bear interest at a rate equal to the greatest of (i) the prime rate for such day, (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) on such day, plus 0.50%, and (iii) the daily adjusting LIBOR rate (as defined in the Credit Agreement), plus 1.0%, plus, in each case, an amount ranging from 0.25% to 1.25% per annum depending on the level of borrowings under the Credit Agreement. If we borrow funds as a Eurodollar loan, such borrowings will bear interest at a rate equal to (x) the reserve adjusted LIBOR rate (as defined in the Credit Agreement) plus (y) an amount ranging from 1.25% to 2.25% per annum depending on the level of borrowings under the Credit Agreement. If we have outstanding borrowings under our Credit Agreement and interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.
Similarly, borrowings under the San Mateo Credit Facility may be in the form of a base rate loan or a Eurodollar loan. If San Mateo I borrows funds as a base rate loan, such borrowings will bear interest at a rate equal to the greatest of (i) the prime rate for such day, (ii) the Federal Funds Effective Rate (as defined in the San Mateo Credit Facility) on such day, plus 0.50% and (iii) the Adjusted LIBO Rate (as defined in the San Mateo Credit Facility) plus 1.0% plus, in each case, an amount ranging from 0.50% to 1.50% per annum depending on San Mateo I’s Consolidated Total Leverage Ratio (as defined in the San Mateo Credit Facility). If San Mateo I borrows funds as a Eurodollar loan, such borrowings will bear interest at a rate equal to (x) the Adjusted LIBO Rate for the chosen interest period plus (y) an amount ranging from 1.50% to 2.50% per annum depending on San Mateo I’s Consolidated Total Leverage Ratio. If San Mateo I has outstanding borrowings under the San Mateo Credit Facility and interest rates increase, so will San Mateo I’s interest costs, which may have a material adverse effect on San Mateo I’s results of operations and financial condition.
As noted above, under the Credit Agreement and the San Mateo Credit Facility, borrowings in the form of Eurodollar loans accrue interest based on LIBOR. The use of LIBOR as a global reference rate is expected to be discontinued after 2021. Each of the Credit Agreement and the San Mateo Credit Facility specify that in the event that LIBOR cannot be determined or other conditions exist with respect to LIBOR, a replacement interest rate that gives due consideration to the then-prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time may be established by the respective administrative agents, in consultation with us. If such an event occurs and we are unable to agree upon a replacement interest rate with our respective administrative agents, we could be unable to make borrowings in the form of Eurodollar loans and would have to borrow funds at the higher base rate, which could increase our cost of capital. Furthermore, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. An increase in our cost of capital or a disruption in the financial market could have an adverse effect on our business and financial condition.

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
A breach of any of these covenants could result in an event of default under our Credit Agreement, the San Mateo Credit Facility and the indenture governing our outstanding senior notes. For example, our Credit Agreement requires us to maintain a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $50 million of cash or cash equivalents) divided by a rolling four quarter EBITDA calculation, of 4.00 or less. Low oil and natural gas prices or a decline in our oil or natural gas production may adversely impact our EBITDA, cash flows and debt levels, and therefore our ability to comply with this covenant.
Similarly, the San Mateo Credit Facility requires San Mateo I to meet a debt to EBITDA ratio, which is defined as consolidated total funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo I to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo I’s consolidated interest expense, of 2.50 or more. Lower revenues as a result of less volumes than anticipated, or otherwise, or an increase in interest rates may adversely impact San Mateo I’s EBITDA and interest expense, and therefore San Mateo I’s ability to comply with these covenants.
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
Our Credit Rating May Be Downgraded, Which Could Reduce Our Financial Flexibility, Increase Interest Expense and Adversely Impact Our Operations.
As of February 25, 2020, our corporate credit rating from Standard & Poor’s Rating Services was “B+” and our corporate credit rating from Moody’s Investors Service was “B1.” We cannot assure you that our credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Any future downgrade could increase the cost of any indebtedness incurred in the future.
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
We depend upon several significant purchasers for the sale of most of our oil and natural gas production. For the years ended December 31, 2019, 2018 and 2017, we had two, four and four significant purchasers, respectively, that collectively accounted for approximately 67%, 60% and 60%, respectively, of our total oil, natural gas and NGL revenues. We cannot assure you that we will continue to have ready access to suitable markets for our future production. If we lost one or more of these customers and were unable to sell our production to other customers on terms we consider acceptable, it could materially and adversely affect our business, financial condition, results of operations and cash flows.
Financial Difficulties Encountered by Our Oil and Natural Gas Purchasers, Third-Party Operators or Other Third Parties Could Decrease Our Cash Flows from Operations and Adversely Affect the Exploration and Development of Our Prospects and Assets.
We derive most of our revenues from the sale of our oil, natural gas and NGLs to unaffiliated third-party purchasers, independent marketing companies and midstream companies. We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We cannot predict the extent to which counterparties’ businesses would be impacted if oil and natural gas prices decline, such prices remain depressed for a sustained period of time or other conditions in our industry were to deteriorate. Any delays in payments from our purchasers caused by financial problems encountered by them could have an immediate negative effect on our results of operations and cash flows.
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

If Regulatory Changes Prevent Our Ability to Continue to Pool Wells in the Manner We Have Been, It Could Have a Material Adverse Impact on Our Future Production Results.
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
The rate of production from our oil and natural gas properties declines as our reserves are depleted. Our future oil and natural gas reserves and production and, therefore, our income and cash flow are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional oil and natural gas producing properties. We are currently focusing primarily on increasing our production and reserves from the Delaware Basin, an area with intense competition and industry activity. As a result of this activity, we may have difficulty growing our current production or acquiring new properties in this area and may experience such difficulty in other areas in the future. During periods of low oil and/or natural gas prices, existing reserves may no longer be economic, and it will become more difficult to raise the capital necessary to finance expansion activities. If we are unable to replace our current and future production, our reserves will decrease, and our business, financial condition, results of operations and cash flows would be adversely affected.
The Marketability of Our Production Is Dependent upon Oil, Natural Gas and NGL Gathering, Processing and Transportation Facilities, and the Unavailability of Satisfactory Oil, Natural Gas and NGL Gathering, Processing and Transportation Arrangements Could Have a Material Adverse Effect on Our Revenue.
The unavailability of satisfactory oil, natural gas and NGL gathering, processing and transportation arrangements may hinder our access to oil, natural gas and NGL markets or delay production from our wells. The availability of a ready market for our oil, natural gas and NGL production depends on a number of factors, including the demand for, and supply of, oil, natural gas and NGLs and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines, processing facilities and oil and condensate trucking operations. Such systems and operations include those of San Mateo, as well as other systems and operations owned and operated by third parties. The continuing operation of, and our continuing access to, third-party systems and operations is outside our control. Regardless of who operates the midstream systems or operations upon which we rely, our failure to obtain these services on acceptable terms could materially harm our business. In addition, certain of these gathering systems, pipelines and processing facilities, particularly in the Delaware Basin, may be outdated or in need of repair and subject to higher rates of line loss, failure and breakdown. Furthermore, such facilities may become unavailable because of testing, turnarounds, line repair, maintenance, reduced operating pressure, lack of operating capacity, regulatory requirements and curtailments of receipt or deliveries due to insufficient capacity or because of damage from severe weather conditions or other operational issues. Due to our concentration of properties in the Delaware Basin, we are also particularly exposed to any differential between benchmark prices of oil and natural gas and the wellhead price we receive for our production. See “—An Increase in the Differential between the NYMEX or Other Benchmark Prices of Oil and Natural Gas and the Wellhead Price We Receive for Our Production Could Adversely Affect Our Business, Financial Condition, Results of Operations and Cash Flows.”
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
The disruption of our own or third-party facilities due to maintenance, weather or other factors could negatively impact our ability to market and deliver our oil, natural gas and NGLs. If our costs to access and transport on these pipelines significantly increase, our profitability could be reduced. Third parties control when or if their facilities are restored and what prices will be charged. In the past, we have experienced pipeline and natural gas processing interruptions and capacity and infrastructure constraints associated with natural gas production, which has, among other things, required us to flare natural gas occasionally. While we have entered into natural gas processing and transportation agreements covering the anticipated natural gas production from a significant portion of our Delaware Basin acreage in Southeast New Mexico and West Texas, no assurance can be given that these agreements will alleviate these issues completely, and we may be required to pay deficiency payments under such agreements if we do not meet the gathering, disposal or processing commitments, as applicable. We may experience similar interruptions and processing capacity constraints as we continue to explore and develop our Wolfcamp, Bone Spring and other liquids-rich plays in the Delaware Basin in 2020. If we were required to shut in our production or flare our natural gas for long periods of time due to pipeline interruptions or lack of processing facilities or capacity of these facilities, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Because of the Natural Decline in Production in the Regions of San Mateo’s Midstream Operations, San Mateo’s Long-Term Success Depends on its Ability to Obtain New Sources of Products, Which Depends on Certain Factors Beyond San Mateo’s Control. Any Decrease in Supplies to its Midstream Facilities Could Adversely Affect San Mateo’s Business and Operating Results.
San Mateo’s midstream facilities are or will be connected to oil and natural gas wells operated by us or by third parties from which production will naturally decline over time, which means that the cash flows associated with these sources of oil, natural gas, NGLs and produced water will also decline over time. Some of these third parties are not subject to minimum volume commitments. To maintain or increase throughput levels on San Mateo’s gathering systems and the utilization rate at its other midstream facilities, San Mateo must continually obtain new sources of products. San Mateo’s ability to obtain additional sources of oil, natural gas, NGLs and produced water depends, in part, on the level of successful drilling and production activity near its gathering and transportation systems and other midstream facilities. San Mateo has no control over the level of third-party activity in the areas of its operations, the amount of reserves associated with the wells or the rate at which production from a well will decline. In addition, San Mateo has no control over third-party producers or their drilling or production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations, the availability of drilling rigs, other production and development costs and the availability and cost of capital.
We Have Entered into Certain Long-Term Contracts That Require Us to Pay Fees to Our Service Providers Based on Minimum Volumes Regardless of Actual Volume Throughput and That May Limit Our Ability to Use Other Service Providers.
From time to time, we have entered into and may in the future enter into certain oil, natural gas or salt water gathering or transportation agreements, natural gas processing agreements, salt water disposal agreements or similar commercial arrangements with midstream companies, including San Mateo. Certain of these agreements require us to meet minimum volume commitments, often regardless of actual throughput. Lower commodity prices may lead to reductions in our drilling program, which may result in insufficient production to fulfill our obligations under these agreements. As of December 31, 2019, our long-term contractual obligations under agreements with minimum volume commitments totaled approximately $1.2 billion over the terms of the agreements. If we have insufficient production to meet the minimum volume commitments under any of these agreements, our cash flow from operations will be reduced, which may require us to reduce or delay our planned investments and capital expenditures or seek alternative means of financing, all of which may have a material adverse effect on our results of operations.
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
From time-to-time, we, through San Mateo or otherwise, plan and construct midstream projects, some of which may take a number of months before commercial operation, such as construction of oil, natural gas and water gathering systems, construction of natural gas processing plants, drilling of commercial salt water disposal wells and construction of related facilities. These projects are complex and subject to a number of factors beyond our control, including delays from third-party landowners, the permitting process, government and regulatory approval, compliance with laws, unavailability of materials, labor disruptions, environmental hazards, financing, accidents, weather and other factors. Any delay in the completion of these projects could have a material adverse effect on our business, results of operations, liquidity and financial condition. The construction of salt water disposal facilities, pipelines and gathering and processing facilities requires the expenditure of significant amounts of capital, which may exceed our estimated costs. Estimating the timing and expenditures related to these development projects is very complex and subject to variables that can significantly increase expected costs. Should the actual costs of these projects exceed our estimates, our liquidity and financial condition could be adversely affected. This level of development activity requires significant effort from our management and technical personnel and places additional requirements on our financial resources and internal financial controls. We may not have the ability to attract and/or retain the necessary number of personnel with the skills required to bring complicated projects to successful conclusions.
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
In addition, the 10% discount factor that is required to be used to calculate discounted future net revenues for reporting purposes under U.S. generally accepted accounting principles (“GAAP”) is not necessarily the most appropriate discount factor based on the cost of capital in effect from time to time and risks associated with our business and the oil and natural gas industry in general.
Approximately 58% of Our Total Proved Reserves at December 31, 2019 Consisted of Undeveloped and Developed Non-Producing Reserves, and Those Reserves May Not Ultimately Be Developed or Produced.
At December 31, 2019, approximately 58% of our total proved reserves were undeveloped and less than 1% of our total proved reserves were developed non-producing. Our undeveloped and/or developed non-producing reserves may never be developed or produced or such reserves may not be developed or produced within the time periods we have projected or at the costs we have estimated. SEC rules require that, subject to limited exceptions, proved undeveloped reserves may only be booked if they are related to wells scheduled to be drilled within five years after the date of booking. Delays in the development of our reserves or increases in costs to drill and develop such reserves would reduce the present value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves, resulting in some projects becoming uneconomical and reducing our total proved reserves. In addition, delays in the development of reserves or declines in the oil and/or natural gas prices used to estimate proved reserves in the future could cause us to have to reclassify a portion of our proved reserves as unproved reserves. Any reduction in our proved reserves caused by the reclassification of undeveloped or developed non-producing reserves could materially affect our business, financial condition, results of operations and cash flows.
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
At December 31, 2019, we had leasehold interests in approximately 42,400 net acres across all of our areas of interest that are not currently held by production and are subject to leases with primary or renewed terms that expire prior to 2025. Unless we establish and maintain production, generally in paying quantities, on units containing these leases during their terms or we renew such leases, these leases will expire. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. In addition, on certain portions of our acreage, third-party leases, or top leases, may have been taken and could become immediately effective if our leases expire. If our leases expire or we are unable to renew such leases, we will lose our right to develop the related properties. As such, our actual drilling activities may materially differ from our current expectations, which could adversely affect our business, financial condition, results of operations and cash flows.

The 2-D and 3-D Seismic Data and Other Advanced Technologies We Use Cannot Eliminate Exploration Risk, Which Could Limit Our Ability to Replace and Grow Our Reserves and Materially and Adversely Affect Our Results of Operations and Cash Flows.
We employ visualization and 2-D and 3-D seismic images to assist us in exploration and development activities where applicable. These techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible. We could incur losses by drilling unproductive wells based on these technologies. Furthermore, seismic and geological data can be expensive to license or obtain, and we may not be able to license or obtain such data at an acceptable cost. Poor results from our exploration and development activities could limit our ability to replace and grow reserves and adversely affect our business, financial condition, results of operations and cash flows.
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
Our industry is subject to rapid and significant advancements in technology, including the introduction of new products, equipment and services using new technologies and databases. As our competitors use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. In addition, many of our competitors may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We cannot be certain that we will be able to implement technologies on a timely basis or at a cost that is acceptable to us. One or more of the technologies that we use or that we may implement in the future may become obsolete, and our operations may be adversely affected.
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

We Have Limited Control over Activities on Properties We Do Not Operate.
We are not the operator on some of our properties, particularly in the Haynesville shale. We also have other non-operated acreage positions in Northwest Louisiana, Southeast New Mexico, West Texas and South Texas. Because we are not the operator for these properties, our ability to exercise influence over the operations of these properties or their associated costs is limited. Our dependence on the operators and other working interest owners of these projects and our limited ability to influence operations and associated costs, or control the risks, could materially and adversely affect the drilling results, reserves and future cash flows from these properties. The success and timing of our drilling and development activities on properties operated by others therefore depends upon a number of factors, including:

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
Furthermore, there may be times when we have not hedged our production when, in retrospect, it would have been advisable to do so. Decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. We may employ hedging strategies in the future that differ from those that we have used in the past, and neither the continued application of our current strategies nor our use of different hedging strategies may be successful. As of February 25, 2020, we had approximately 45% of our estimated 2020 oil production hedged in addition to oil basis hedges for approximately 65% of our 2020 Delaware Basin oil production. As of February 25, 2020, we had no hedges in place for natural gas or NGLs.
An Increase in the Differential between the NYMEX or Other Benchmark Prices of Oil and Natural Gas and the Wellhead Price We Receive for Our Production Could Adversely Affect Our Business, Financial Condition, Results of Operations and Cash Flows.
The prices we receive for our oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the NYMEX West Texas Intermediate oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. Increases in the differential between the benchmark price for oil and natural gas and the wellhead price we receive could adversely affect our business, financial condition, results of operations and cash flows.
For the first nine months of 2019, most of our natural gas production from the Delaware Basin was sold based upon prices established at the Waha Hub in far West Texas. The price differential between the Waha Hub index and the Henry Hub index reached highs of greater than $4.00 per MMBtu for a brief period at the end of 2018, but narrowed to between $1.00 and $2.00 per MMBtu at the beginning of 2019 and remained there throughout much of the first quarter. The natural gas basis differentials widened significantly in April 2019 for a short period of time, including a few days when natural gas was being sold at Waha for negative prices as high as ($7.00) to ($9.00) per MMBtu on a daily market basis, resulting, in part, from a number of simultaneous outages and maintenance projects impacting major pipelines in the area. In response to these basis differentials, we temporarily shut in certain high gas-oil ratio wells to mitigate the impact of these negative prices on our results. Despite improving during the second half of 2019, beginning in the fourth quarter, the Waha basis differentials widened further at times, and natural gas prices at the Waha hub were slightly negative on certain days in late December 2019. In early 2020, the outlook for the Waha basis differentials has deteriorated further.
Similarly, much of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas. The price differential between the West Texas Intermediate oil price and the oil price at the Midland Hub, also known as the Midland-Cushing (Oklahoma) differential, was approximately $5.00 per Bbl at the beginning of 2019. This oil price differential narrowed to less than $1.00 per Bbl during the first quarter of 2019 but widened again during the second quarter to levels experienced at the beginning of the year. The Midland-Cushing (Oklahoma) oil price differential narrowed again in the third quarter of 2019, became positive late in the third quarter and remained positive throughout the fourth quarter of 2019, although it is possible that the differential could become negative again at certain times during 2020. We have limited oil basis hedges in place to mitigate our exposure to these oil price differentials during 2020, 2021 and 2022, and we have no derivative contracts in place to mitigate our exposure to these natural gas price differentials.
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
We anticipate that the volatility in these oil and natural gas price differentials could persist throughout 2020 or longer until additional oil and natural gas pipeline capacity from West Texas to the Texas Gulf Coast and other end markets is completed. We can provide no assurances as to how long these volatile differentials may persist, and as noted above, these price differentials could widen further in future periods. Should we experience future periods of negative pricing for natural gas as we did during the second quarter of 2019, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results.
Approximately 26% of Our Leasehold and Mineral Acres in the Delaware Basin Are Located on Federal Lands, Which Are Subject to Administrative Permitting Requirements and Potential Federal Legislation, Regulation and Orders That May Limit or Restrict Oil and Natural Gas Operations on Federal Lands.
At December 31, 2019, Matador held approximately 128,200 net leasehold and mineral acres in the Delaware Basin in Eddy and Lea Counties, New Mexico and in Loving County, Texas, of which approximately 33,000 net acres, or about 26%, were on federal lands administered by the BLM. In addition to permits issued by state and local authorities, oil and natural gas activities on federal lands also require permits from the BLM. Permitting for oil and natural gas activities on federal lands can take significantly longer than the permitting process for oil and natural gas activities not located on federal lands. Delays in obtaining necessary permits can disrupt our operations and have an adverse effect on our business. These BLM leases contain relatively standardized terms and require compliance with detailed regulations and orders, which are subject to change. These operations are also subject to BLM rules regarding engineering and construction specifications for production facilities, safety procedures, the valuation of production, the payment of royalties, the removal of facilities, the posting of bonds, hydraulic fracturing, the control of air emissions and other areas of environmental protection. These rules could result in increased compliance costs for our operations, which in turn could have an adverse effect on our business and results of operations. Under certain circumstances, the BLM may require our operations on federal leases to be suspended or terminated. In addition, litigation related to leasing and permitting of federal lands could also restrict, delay or limit our ability to conduct operations on our federal leasehold or acquire additional federal leasehold. Certain candidates seeking the office of the President of the United States in 2020 have proposed a ban of new leases for production of minerals on federal properties, which would also limit our ability to acquire additional federal leasehold. At the federal level, various policy makers, regulatory agencies and political candidates, including presidential candidates, have also proposed restrictions on hydraulic fracturing, including its outright prohibition. It is possible that any such restrictions on hydraulic fracturing may particularly target activity on federal lands. Any federal legislation, regulations or orders intended to limit or restrict oil and natural gas operations on federal lands, if enacted, could have an adverse impact on our business, financial condition, results of operations and cash flows.
Oil and natural gas exploration and production activities on federal lands are also subject to NEPA, which requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. This process has the potential to delay or even halt development of future oil and natural gas projects with NEPA applicability.
We Are Subject to Government Regulation and Liability, Including Complex Environmental Laws, Which Could Require Significant Expenditures.
The exploration, development, production, gathering, processing, transportation and sale of oil and natural gas in the United States are subject to many federal, state and local laws, rules and regulations, including complex environmental laws and regulations. Matters subject to regulation include discharge permits, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation, gathering and transportation of oil, natural gas and NGLs, environmental matters and health and safety criteria addressing worker protection. Under these laws and regulations, we may be required to make large expenditures that could materially adversely affect our financial condition, results of operations and cash flows. If existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations or those of our service providers, such changes may affect the costs that we pay for such services or the results of business. In addition to expenditures required in order for us to comply with such laws and regulations, expenditures required by such laws and regulations could also include payments for:

•	personal injuries;

•	property damage;

•	containment and clean-up of oil, produced water and other spills;

•	management and disposal of hazardous materials;

•	remediation, clean-up costs and natural resource damages; and

•	other environmental damages.
We do not believe that full insurance coverage for all potential damages is available at a reasonable cost. Failure to comply with these laws and regulations may also result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties, injunctive relief and/or the imposition of investigatory or other remedial obligations. The costs of remedying noncompliance may be significant, and remediation obligations could adversely affect our financial condition, results of operations and leasehold acreage. Laws, rules and regulations protecting the environment have changed frequently and the changes often include increasingly stringent requirements. These laws, rules and regulations may impose liability on us for environmental damage and disposal of hazardous and non-hazardous materials even if we were not negligent or at fault. We may also be found to be liable for the conduct of others or for acts that complied with applicable laws, rules or regulations at the time we performed those acts. These laws, rules and regulations are interpreted and enforced by numerous federal and state agencies. In addition, private parties, including the owners of properties upon which our wells are drilled or our facilities are located, the owners of properties adjacent to or in close proximity to those properties or non-governmental organizations such as environmental groups, may also pursue legal actions against us based on alleged non-compliance with certain of these laws, rules and regulations. For example, a number of lawsuits have been filed in some states alleging that fluid injection or oil and natural gas extraction have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal.
Part of the regulatory environment in which we operate includes, in some cases, federal requirements for obtaining environmental assessments, environmental impact statements and/or plans of development before commencing exploration and production or midstream activities. Oil and natural gas operations in certain of our operating areas can be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife. Furthermore, we participate in candidate conservation agreements for the lesser prairie-chicken, the sand dune lizard and the Texas hornshell mussel, pursuant to which we are restricted from operating in certain sensitive locations or at certain times. Participation in such agreements or the designation of previously unprotected species as threatened or endangered species could prohibit drilling or other operations in certain of our operating areas, cause us to incur increased costs arising from species protection measures or result in limitations on our exploration and production and midstream activities, each of which could have an adverse impact on our business, financial condition, results of operations and cash flows. See “Business — Regulation.”
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

In January 2019, a bill was introduced in the New Mexico Senate to add a surtax on natural gas processors that would start at $0.60 per MMBtu in 2020 and escalate to $3.00 per MMBtu by 2024. Although the bill was not passed in 2019, any such surtax would adversely affect the ability of San Mateo and other natural gas processors to operate in New Mexico and would adversely affect the prices we receive for our natural gas processed in New Mexico.
The Tax Cuts and Jobs Act May Impact Our Ability to Fully Utilize Our Interest Expense Deductions and Net Operating Loss Carryovers to Fully Offset Our Taxable Income in Future Periods.
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
Hydraulic fracturing involves the injection of water, sand or other proppants and chemicals under pressure into rock formations to stimulate oil and natural gas production. We routinely use hydraulic fracturing to complete wells in order to produce oil, natural gas and NGLs from formations such as the Wolfcamp and Bone Spring plays, the Eagle Ford shale and the Haynesville shale, where we focus our operations. Hydraulic fracturing has been regulated at the state and local level through permitting and compliance requirements. Federal, state and local laws or regulations targeting various aspects of the hydraulic fracturing process are being considered, or have been proposed or implemented. In past sessions, Congress has considered, but has not passed, legislation to amend the SDWA, to remove the SDWA’s exemption granted to most hydraulic fracturing operations (other than operations using fluids containing diesel) and to require reporting and disclosure of chemicals used by oil and natural gas companies in the hydraulic fracturing process. Also at the federal level, in March 2015, the BLM issued final rules, including new requirements relating to public disclosure, wellbore integrity and handling of flowback water, to regulate hydraulic fracturing on federal and Indian lands. These rules were rescinded by rule in December 2017; however, in January 2018, California and a coalition of environmental groups filed a lawsuit in the Northern District of California to challenge the BLM’s rescission of the rules. This litigation is ongoing and future implementation of the BLM rules is uncertain at this time.
Various policy makers, regulatory agencies and political candidates at the federal, state and local levels have proposed restrictions on hydraulic fracturing, including its outright prohibition. For example, certain candidates seeking the office of the President of the United States in 2020 have pledged to ban hydraulic fracturing. It is possible that any such restrictions on hydraulic fracturing may particularly target activity on federal lands, which could adversely impact our operations in the Delaware Basin. In addition, a number of states and local regulatory authorities are considering or have implemented more stringent regulatory requirements applicable to hydraulic fracturing, including bans or moratoria on drilling that effectively prohibit further production of oil and natural gas through the use of hydraulic fracturing or similar operations. For example, in December 2014, New York announced a moratorium on high volume fracturing activities combined with horizontal drilling following the issuance of a study regarding the safety of hydraulic fracturing. Certain communities in Colorado have also enacted bans on hydraulic fracturing. These actions are the subject of legal challenges. Texas and New Mexico have adopted regulations that require the disclosure of information regarding the substances used in the hydraulic fracturing process. In 2019 and 2020, separate bills were introduced in the New Mexico Senate to place a moratorium on hydraulic fracturing. Although such bills have not passed, similar laws, rules, regulations or orders at the local, state or federal level could limit our operations.
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
State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for produced water disposal and the increased occurrence of seismic activity. When caused by human activity, such events are called “induced seismicity.” Regulatory agencies at all levels are continuing to study the possible link between oil and natural gas activity and induced seismicity. In addition, a number of lawsuits have been filed in some states alleging that fluid injection or oil and natural gas extraction have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements regarding the permitting of produced water disposal wells or otherwise, to assess the relationship between seismicity and the use of such wells.
While the scientific community and regulatory agencies at all levels are continuing to study the possible link between oil and natural gas activity and induced seismicity, some state regulatory agencies, including in Texas and New Mexico, have modified their regulations or guidance to mitigate potential causes of induced seismicity.
Increased seismicity in areas in which we operate could result in additional regulation and restrictions on our operations and could lead to operational delays or increased operating costs. Additional regulation and attention given to induced seismicity could also lead to greater opposition, including litigation, to oil and natural gas activities. We and San Mateo dispose of large volumes of produced water gathered from our and third parties’ drilling and production operations by injecting it into wells pursuant to permits issued to us by governmental authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such gathering or disposal activities. The adoption and implementation of any new laws or regulations that restrict our ability to dispose of produced water gathered from drilling and production activities could decrease San Mateo’s revenues and result in increased costs and additional operating restrictions or delays.
Legislation or Regulations Restricting Emissions of Greenhouse Gases Could Result in Increased Operating Costs and Reduced Demand for the Oil, Natural Gas and NGLs We Produce, while the Physical Effects of Climate Change Could Disrupt Our Production and Cause Us to Incur Significant Costs in Preparing for or Responding to Those Effects.
We believe it is likely that scientific and political attention to issues concerning the extent, causes of and responsibility for climate change will continue, with the potential for further regulations and litigation that could affect our operations. Our operations result in greenhouse gas emissions. The EPA has published its final findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and welfare because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. There were attempts at comprehensive federal legislation establishing a cap and trade program, but that legislation did not pass. Further, various states have considered or adopted legislation that seeks to control or reduce emissions of greenhouse gases from a wide range of sources. Internationally, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the United States in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas emission reduction goals, every five years beginning in 2020. In November 2019, the Trump administration formally moved to exit the Paris Agreement, initiating the treaty-mandated one-year process at the end of which the United States can officially exit the agreement. In January 2019, New Mexico’s governor signed an executive order declaring that New Mexico would support the goals of the Paris Agreement by joining the U.S. Climate Alliance, a bipartisan coalition of governors committed to reducing greenhouse gas emissions consistent with the goals of the Paris Agreement. The stated objective of the executive order is to achieve a statewide reduction in greenhouse gas emissions of at least 45% by 2030 as compared to 2005 levels. The executive order also requires New Mexico regulatory agencies to create an “enforceable regulatory framework” to ensure methane emission reductions. The EPA has also finalized regulations targeting new sources of methane emissions from the oil and natural gas industry. However, in June 2017, the EPA proposed a two-year stay of certain requirements under this rule and in August 2019 proposed to eliminate the methane emissions limitations under the rule. Any future international agreements, federal or state laws or implementing regulations that may be adopted to address greenhouse gas emissions could, and in all likelihood would, require us to incur increased operating costs, adversely affecting our profits, and could adversely affect demand for the oil and natural gas we produce, depressing the prices we receive for oil and natural gas.
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
The adoption of legislation or regulatory programs to reduce greenhouse gas emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Reduced demand for the oil and natural gas that we produce could also have the effect of lowering the value of our reserves. In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds, promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Additionally, the threat of climate change has resulted in increasing political risk in the United States as various policy makers, regulatory agencies and political candidates at the federal, state and local levels, including candidates seeking the office of the President of the United States in 2020, have proposed bans of new leases for production of minerals on federal properties and various restrictions on hydraulic fracturing, including its outright prohibition. Any such restrictions or prohibitions, if enacted, could have an adverse impact on our business, financial condition, results of operations and cash flows. Finally, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against oil and natural gas companies in connection with their greenhouse gas emissions. Should we be targeted by any such litigation or investigations, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the causation of or contribution to the asserted damage, or to other mitigating factors. The ultimate impact of greenhouse gas emissions-related agreements, legislation and measures on our financial performance is highly uncertain because we are unable to predict, for a multitude of individual jurisdictions, the outcome of political decision-making processes and the variables and tradeoffs that inevitably occur in connection with such processes.
New Regulations on All Emissions from Our Operations Could Cause Us to Incur Significant Costs.
In recent years, the EPA issued final rules to subject oil and natural gas operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants programs under the CAA and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured oil and natural gas wells, compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. These rules have required changes to our operations, including the installation of new equipment to control emissions. The EPA finalized a more stringent National Ambient Air Quality Standard (“NAAQS”) for ozone in October 2015. The EPA finished promulgating final area designations under the new standard in 2018, which, to the extent areas in which we operate have been classified as “non-attainment” areas, may result in an increase in costs for emission controls and requirements for additional monitoring and testing, as well as a more cumbersome permitting process. To the extent regions reclassified as non-attainment areas under the lower ozone standard have begun implementing new, more stringent regulations, those regulations could also apply to our or our customers’ operations. Generally, it takes states several years to develop compliance plans for their non-attainment areas. In November 2016, the Department of the Interior issued final rules relating to the venting, flaring and leaking of natural gas by oil and natural gas producers who operate on federal and Indian lands. The rules limit routine flaring of natural gas, require the payment of royalties on avoidable natural gas losses and require plans or programs relating to natural gas capture and leak detection and repair. The BLM then finalized a revised rule in 2018 that scaled back the waste-prevention requirements of the 2016 rule. Environmental groups as well as California and New Mexico have sued in federal district court to challenge the legality of aspects of the revised rule, and the outcome of this litigation is currently uncertain. If not withdrawn or significantly revised, these rules are expected to result in an increase to our operating costs and changes in our operations. In addition, several states are pursuing similar measures to regulate emissions of methane from new and existing sources within the oil and natural gas source category. As a result of this continued regulatory focus, future federal and state regulations of the oil and natural gas industry remain a possibility and could result in increased compliance costs for our operations.
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
Several states have also passed legislation or promulgated rules to address pipeline safety. Compliance with pipeline integrity laws and other pipeline safety regulations issued by state agencies such as the TRC and the New Mexico Oil Conservation Division could result in substantial expenditures for testing, repairs and replacement. Due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, there can be no assurance that future compliance with PHMSA or state requirements will not have a material adverse effect on our results of operations or financial position.
A Change in the Jurisdictional Characterization of Some of Our Assets by FERC or a Change in Policy by FERC May Result in Increased Regulation of Our Assets, Which May Cause Our Revenues to Decline and Operating Expenses to Increase.
Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC under the NGA. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to FERC regulation. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of ongoing litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts or Congress. Similarly, intrastate crude oil pipeline facilities are exempt from regulation by FERC under the ICA. In December 2018, San Mateo placed into service the Rustler Breaks Oil Pipeline System, which is subject to FERC jurisdiction and includes crude oil gathering and transportation pipelines from origin points in Eddy County, New Mexico to an interconnect with Plains Pipeline, L.P. We believe the other crude oil pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as an intrastate facility not subject to FERC regulation. Whether a pipeline provides service in interstate commerce or intrastate commerce is highly fact dependent and determined on a case-by-case basis. A change in the jurisdictional characterization of our facilities by FERC, the courts or Congress, a change in policy by FERC or Congress or the expansion of our activities may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase.
The Rates of Our Regulated Assets are Subject to Review and Reporting by Federal Regulators, Which Could Adversely Affect Our Revenues.
The Rustler Breaks Oil Pipeline System transports crude oil in interstate commerce. FERC regulates the rates, terms and conditions of service on pipelines that transport crude oil in interstate commerce. If a party with an economic interest were to file either a complaint against our tariff rates or protest any proposed increases to our tariff rates, or FERC were to initiate an investigation of our rates, then our rates could be subject to detailed review. If any proposed rate increases were found by FERC to be in excess of just and reasonable levels, FERC could order us to reduce our rates and to refund the amount by which the rate increases were determined to be excessive, plus interest. If our existing rates were found by FERC to be in excess of just and reasonable levels, we could be ordered to refund the excess we collected for up to two years prior to the date of the filing of the complaint challenging the rates, and we could be ordered to reduce our rates prospectively. In addition, a state commission also could investigate our intrastate rates or our terms and conditions of service on its own initiative or at the urging of a shipper or other interested party. If a state commission found that our rates exceeded levels justified by our cost of service, the state commission could order us to reduce our rates. Any such reductions may result in lower revenues and cash flows.
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
In 2011, the CFTC issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The initial position limits rule was vacated by the United States District Court for the District of Columbia in 2012. However, in 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. In 2016, the CFTC decided to re-propose, rather than finalize, certain regulations, including limitations on speculative futures and swap positions. The CFTC has not acted on the re-proposed position limit regulations. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time. The Dodd-Frank Act could also result in additional regulatory requirements on our derivative arrangements, which could include new margin, reporting and clearing requirements. In addition, this legislation could have a substantial impact on our counterparties and may increase the cost of our derivative arrangements in the future.
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
While we have experienced certain phishing schemes and efforts to access our network, we have not experienced any material losses due to cyber incidents. However, we may suffer such losses in the future. If our systems for protecting against cyber incidents prove to be insufficient, we could be adversely affected by unauthorized access to proprietary information, which could lead to data corruption, communication interruption, exposure of our or third parties’ confidential or proprietary information, operational disruptions or financial loss. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify and enhance our protective systems or to investigate and remediate any vulnerabilities.
We Operate in a Litigious Environment and May Be Involved in Legal Proceedings That Could Have an Adverse Effect on Our Results of Operations and Financial Condition.
Like many oil and natural gas companies, we are from time to time involved in various legal and other proceedings, such as title, royalty or contractual disputes, regulatory compliance matters and personal injury or property damage matters, in the ordinary course of our business. Such legal proceedings are inherently uncertain and their results cannot be predicted. Regardless of the outcome, such proceedings could have an adverse impact on us because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in our business practices, which could materially and adversely affect our business, operating results and financial condition. Accruals for such liability, penalties or sanctions may be insufficient. Judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.
Risks Relating to Our Common Stock
The Price of Our Common Stock Has Fluctuated Substantially and May Fluctuate Substantially in the Future.
Our stock price has experienced volatility and could vary significantly as a result of a number of factors. In 2019, our stock price fluctuated between a high of $22.25 and a low of $12.16. In addition, the trading volume of our common stock may continue to fluctuate and cause significant price variations to occur. In the event of a drop in the market price of our common stock, you could lose a substantial part or all of your investment in our common stock. In addition, the stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.
Factors that could affect our stock price or result in fluctuations in the market price or trading volume of our common stock include:

•	our actual or anticipated operating and financial performance and drilling locations, including oil and natural gas reserves estimates;

•	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and cash flows, or those of companies that are perceived to be similar to us;

•	changes in revenue, cash flows or earnings estimates or publication of reports by equity research analysts;

•	speculation in the press or investment community;

•	announcement or consummation of acquisitions, dispositions or joint ventures by us;

•	public reaction to our operations or plans, press releases, announcements and filings with the SEC;

•	the publication of research or reports by industry analysts regarding the Company, its competitors or our industry;

•	sales of our common stock by the Company, directors, officers or other shareholders, or the perception that such sales may occur;

•	general financial market conditions and oil and natural gas industry market conditions, including fluctuations in the price of oil, natural gas and NGLs;

•	domestic or global health concerns, including the outbreak of contagious or pandemic diseases, such as the recent coronavirus;

•	the realization of any of the risk factors presented in this Annual Report;

•	the recruitment or departure of key personnel;

•	commencement of, involvement in or unfavorable resolution of litigation;

•	the success of our exploration and development operations, our midstream business (including San Mateo) and the marketing of any oil, natural gas and NGLs we produce;

•	changes in market valuations of companies similar to ours; and

•	domestic and international economic, legal and regulatory factors unrelated to our performance.
Conservation Measures and a Negative Shift in Market Perception towards the Oil and Natural Gas Industry Could Adversely Affect Demand for Oil and Natural Gas and Our Stock Price.
Certain segments of the investor community have recently expressed negative sentiment towards investing in the oil and natural gas industry. Recent equity returns in the sector versus other industry sectors have led to lower oil and natural gas representation in certain key equity market indices. Some investors, including certain pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and natural gas sector based on social and environmental considerations. Furthermore, fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas. Such developments could result in downward pressure on the stock prices of oil and natural gas companies, including ours.
Certain other stakeholders have pressured commercial and investment banks to stop funding oil and gas projects. With the continued volatility in oil and natural gas prices, and the possibility that interest rates will rise in the near term, increasing the cost of borrowing, certain investors have emphasized capital efficiency and free cash flow from earnings as key drivers for energy companies, especially those primarily focused in the shale play arena. This may also result in a reduction of available capital funding for potential development projects, further impacting our future financial results. Furthermore, if we are unable to achieve the desired level of capital efficiency or free cash flow within the timeframe expected by the market, our stock price may be adversely affected.
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
As of February 28, 2020, our directors and executive officers beneficially owned approximately 7% of our outstanding common stock. These shareholders could influence or control to some degree the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions. Their influence or control of the Company may have the effect of delaying or preventing a change of control of the Company and may adversely affect the voting and other rights of other shareholders. In addition, due to their ownership interest in our common stock, our directors and executive officers may be able to remain entrenched in their positions.

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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
See “Business” for descriptions of our properties. We also have various operating leases for rental of office space and office and field equipment. See Note 4 to the consolidated financial statements in this Annual Report for the future minimum rental payments. Such information is incorporated herein by reference.

Item 3. Legal Proceedings.
We are party to several legal proceedings encountered in the ordinary course of business. While the ultimate outcome and impact on us cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on our financial condition, results of operations or cash flows.
On November 4, 2019, the Company received a Notice of Violation and Finding of Violation from the EPA and a Notice of Violation from the New Mexico Environment Department (the “NMED”) alleging violations of the CAA and New Mexico State Implementation Plan at certain of its operated locations in New Mexico. The Company has provided information to the EPA and NMED and is engaged in discussions regarding a resolution of the alleged violations. The Company believes it is remote that the resolution of this matter will have a material adverse impact on the Company’s financial condition, results of operations or cash flows. Resolution of the matter may result in monetary sanctions of more than $100,000.

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
On February 28, 2020, we had 116,569,389 shares of common stock outstanding held by approximately 360 record holders, excluding shareholders for whom shares are held in “nominee” or “street” name.
Equity Compensation Plan Information
The following table presents the securities authorized for issuance under our equity compensation plans as of December 31, 2019.

Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1) (2)	3,956,574	$22.64	2,801,761
Equity compensation plans not approved by security holders	—	—	—
Total	3,956,574	$22.64	2,801,761
__________________

(1)
Our Board of Directors has determined not to make any additional grants of awards under the Matador Resources Company 2003 Stock and Incentive Plan (the “2003 Plan”) or the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (the “2012 Incentive Plan”).

(2)
The Matador Resources Company 2019 Long-Term Incentive Plan (the “2019 Incentive Plan”) was adopted by our Board of Directors in April 2019 and approved by our shareholders on June 6, 2019. For a description of our 2019 Incentive Plan, see Note 9 to the consolidated financial statements in this Annual Report.

Share Performance Graph
The following graph compares the cumulative return on a $100 investment in our common stock from December 31, 2014 through December 31, 2019, to that of the cumulative return on a $100 investment in the Russell 2000 Index and the Russell 2000 Energy Index for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed.
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

Comparison of Cumulative Total Return Among
Matador Resources Company, the Russell 2000 Index
and the Russell 2000 Energy Index

Repurchase of Equity by the Company or Affiliates
During the quarter ended December 31, 2019, the Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
October 1, 2019 to October 31, 2019	163	$13.65	—	—
November 1, 2019 to November 30, 2019	784	14.18	—	—
December 1, 2019 to December 31, 2019	—	—	—	—
Total	947	$14.09	—	—
_________________

(1)
The shares were not re-acquired pursuant to any repurchase plan or program. The Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Item 6. Selected Financial Data.
The following selected financial information is summarized from our results of operations for the five-year period ended December 31, 2019 and selected consolidated balance sheet and cash flow data at December 31, 2019, 2018, 2017, 2016 and 2015. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. The financial information included in this Annual Report may not be indicative of our future results of operations, financial condition or cash flows.

	Year Ended December 31,
	2019	2018	2017	2016	2015
(In thousands, except per share data)
Statement of operations data:
Revenues
Oil and natural gas revenues	$892,325	$800,700	$528,684	$291,156	$278,340
Third-party midstream services revenues	59,110	21,920	10,198	5,218	1,864
Sales of purchased natural gas	74,769	7,071	—	—	—
Lease bonus - mineral acreage	1,711	2,489	—	—	—
Realized gain (loss) on derivatives	9,482	2,334	(4,321)	9,286	77,094
Unrealized (loss) gain on derivatives	(53,727)	65,085	9,715	(41,238)	(39,265)
Total revenues	983,670	899,599	544,276	264,422	318,033
Expenses
Production taxes, transportation and processing	92,273	76,138	58,275	43,046	35,650
Lease operating	117,305	92,966	67,313	56,202	54,704
Plant and other midstream services operating	36,798	24,609	13,039	5,389	3,489
Purchased natural gas	69,398	6,635	—	—	—
Depletion, depreciation and amortization	350,540	265,142	177,502	122,048	178,847
Accretion of asset retirement obligations	1,822	1,530	1,290	1,182	734
Full-cost ceiling impairment	—	—	—	158,633	801,166
General and administrative	80,054	69,308	66,016	55,089	50,105
Total expenses	748,190	536,328	383,435	441,589	1,124,695
Operating income (loss)	235,480	363,271	160,841	(177,167)	(806,662)
Other income (expense)
Net (loss) gain on asset sales and inventory impairment	(967)	(196)	23	107,277	908
Interest expense	(73,873)	(41,327)	(34,565)	(28,199)	(21,754)
Prepayment premium on extinguishment of debt	—	(31,226)	—	—	—
Other (expense) income	(2,126)	1,551	3,551	(4)	616
Total other (expense) income	(76,966)	(71,198)	(30,991)	79,074	(20,230)
Income (loss) before income taxes	158,514	292,073	129,850	(98,093)	(826,892)
Income tax provision (benefit)
Current	—	(455)	(8,157)	(1,036)	2,959
Deferred	35,532	(7,236)	—	—	(150,327)
Total income tax provision (benefit)	35,532	(7,691)	(8,157)	(1,036)	(147,368)
Net income (loss)	122,982	299,764	138,007	(97,057)	(679,524)
Net income attributable to non-controlling interest in subsidiaries	(35,205)	(25,557)	(12,140)	(364)	(261)
Net income (loss) attributable to Matador Resources Company shareholders	$87,777	$274,207	$125,867	$(97,421)	$(679,785)
Earnings (loss) per common share
Basic	$0.75	$2.41	$1.23	$(1.07)	$(8.34)
Diluted	$0.75	$2.41	$1.23	$(1.07)	$(8.34)

	At December 31,
	2019	2018	2017	2016	2015
(In thousands)
Balance sheet data:
Cash and cash equivalents	$40,024	$64,545	$96,505	$212,884	$16,732
Restricted cash	$25,104	$19,439	$5,977	$1,258	$44,357
Net property and equipment	$3,699,595	$3,122,864	$1,881,456	$1,184,525	$1,012,406
Total assets	$4,069,676	$3,455,518	$2,145,690	$1,464,665	$1,140,861
Current liabilities	$399,772	$330,022	$282,606	$169,505	$136,830
Long-term liabilities	$1,700,452	$1,345,839	$605,538	$603,715	$515,072
Total Matador Resources Company shareholders’ equity	$1,833,654	$1,688,880	$1,156,556	$690,125	$488,003

	Year Ended December 31,
	2019	2018	2017	2016	2015
(In thousands)
Other financial data:
Net cash provided by operating activities	$552,042	$608,523	$299,125	$134,086	$208,535
Net cash used in investing activities	$(903,976)	$(1,515,253)	$(819,284)	$(448,739)	$(381,406)
Oil and natural gas properties capital expenditures	$(730,161)	$(1,357,802)	$(699,445)	$(379,067)	$(432,715)
Midstream capital expenditures	$(192,035)	$(163,222)	$(115,128)	$(74,845)	$(64,499)
Net cash provided by financing activities	$333,078	$888,232	$408,499	$467,706	$224,944
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$610,756	$553,223	$336,063	$157,892	$223,138
 __________________

(1)
Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “—Non-GAAP Financial Measures” below.

Non-GAAP Financial Measures
We define Adjusted EBITDA attributable to Matador shareholders (“Adjusted EBITDA”) as earnings before interest expense, income taxes, depletion, depreciation and amortization, accretion of asset retirement obligations, property impairments, unrealized derivative gains and losses, certain other non-cash items and non-cash stock-based compensation expense, prepayment premium on extinguishment of debt and net gain or loss on asset sales and inventory impairment. Adjusted EBITDA is not a measure of net income (loss) or cash flows as determined by GAAP. Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies.
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
Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income (loss) or net cash provided by operating activities as determined in accordance with GAAP or as a primary indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components of understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure. Our Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate Adjusted EBITDA in the same manner.

The following table presents our calculation of Adjusted EBITDA, on a consolidated basis, and the reconciliation of such Adjusted EBITDA to the GAAP financial measures of net income (loss) and net cash provided by operating activities, respectively.

	Year Ended December 31,
	2019	2018	2017	2016	2015
(In thousands)
Unaudited Adjusted EBITDA Reconciliation to Net Income (Loss):
Net income (loss) attributable to Matador Resources Company shareholders	$87,777	$274,207	$125,867	$(97,421)	$(679,785)
Net income attributable to non-controlling interest in subsidiaries	35,205	25,557	12,140	364	261
Net income (loss)	122,982	299,764	138,007	(97,057)	(679,524)
Interest expense	73,873	41,327	34,565	28,199	21,754
Total income tax provision (benefit)	35,532	(7,691)	(8,157)	(1,036)	(147,368)
Depletion, depreciation and amortization	350,540	265,142	177,502	122,048	178,847
Accretion of asset retirement obligations	1,822	1,530	1,290	1,182	734
Full-cost ceiling impairment	—	—	—	158,633	801,166
Unrealized loss (gain) on derivatives	53,727	(65,085)	(9,715)	41,238	39,265
Stock-based compensation expense	18,505	17,200	16,654	12,362	9,450
Net loss (gain) on asset sales and inventory impairment	967	196	(23)	(107,277)	(908)
Prepayment premium on extinguishment of debt	—	31,226	—	—	—
Consolidated Adjusted EBITDA	657,948	583,609	350,123	158,292	223,416
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(47,192)	(30,386)	(14,060)	(400)	(278)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$610,756	$553,223	$336,063	$157,892	$223,138

	Year Ended December 31,
	2019	2018	2017	2016	2015
(In thousands)
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$552,042	$608,523	$299,125	$134,086	$208,535
Net change in operating assets and liabilities	34,517	(64,429)	25,058	(1,809)	(8,980)
Interest expense, net of non-cash portion	71,389	39,970	34,097	27,051	20,902
Current income tax (benefit) provision	—	(455)	(8,157)	(1,036)	2,959
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(47,192)	(30,386)	(14,060)	(400)	(278)
Adjusted EBITDA attributable to Matador Resources Company shareholders	610,756	553,223	336,063	157,892	223,138

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Some of the key factors that could cause actual results to vary from our expectations include changes in oil or natural gas prices, the timing of planned capital expenditures, availability under our Credit Agreement and the San Mateo Credit Facility, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting our oil and natural gas and midstream operations, the condition of the capital markets generally, as well as our ability to access them, the proximity to and capacity of gathering, processing and transportation facilities, availability and integration of acquisitions, uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below and elsewhere in this Annual Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Note Regarding Forward-Looking Statements.”
For a comparison of our results of operations for the years ended December 31, 2018 and December 31, 2017, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.
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
2019 Operational Highlights
During the year ended December 31, 2019, we completed and began producing oil and natural gas from 76 gross (61.4 net) operated and 62 gross (4.3 net) non-operated wells in the Delaware Basin and from eight gross (7.9 net) operated wells in South Texas. We did not conduct any operated drilling and completion activities on our leasehold properties in Northwest Louisiana during 2019, although we did participate in the drilling and completion of 26 gross (1.7 net) non-operated Haynesville shale wells that began producing in 2019.
During 2019, we continued our focus on the exploration, delineation and development of our Delaware Basin acreage in Loving County, Texas and Lea and Eddy Counties, New Mexico. We operated six drilling rigs in the Delaware Basin throughout 2019. In October 2018, we commenced a drilling program in South Texas to drill nine wells, primarily in the Eagle Ford shale, to take advantage of higher oil and natural gas prices in South Texas, to conduct at least one exploratory test of the Austin Chalk formation and to validate and hold by production almost all of our remaining undeveloped acreage in South Texas. One of the Eagle Ford shale wells was completed and turned to sales during the fourth quarter of 2018, and the remaining eight wells, including one well drilled in the Austin Chalk formation, were completed and turned to sales in the first half of 2019.
The vast majority of our 2019 capital expenditures was directed to (i) the delineation and development of our leasehold position in the Delaware Basin, (ii) the development of certain midstream assets to support our operations there, (iii) our participation in non-operated wells drilled and completed in the Delaware Basin and (iv) the acquisition of additional leasehold and mineral interests prospective for the Wolfcamp, Bone Spring and other liquids-rich plays in the Delaware Basin. Our remaining capital expenditures were primarily directed to our short-term drilling and completion program in South Texas and to our participation in several non-operated wells drilled and completed in the Haynesville shale throughout 2019.
Our average daily oil equivalent production for the year ended December 31, 2019 was 66,203 BOE per day, including 38,312 Bbl of oil per day and 167.4 MMcf of natural gas per day, an increase of 27%, as compared to 52,128 BOE per day, including 30,524 Bbl of oil per day and 129.6 MMcf of natural gas per day, for the year ended December 31, 2018. Our average daily oil production in 2019 of 38,312 Bbl of oil per day increased 26% from 30,524 Bbl of oil per day in 2018. This increase in oil production was primarily a result of our ongoing delineation and development drilling activities in the Delaware Basin as well as from our nine-well program in South Texas concluded in the first half of 2019. Our average daily natural gas production of 167.4 MMcf per day in 2019 increased 29% from 129.6 MMcf per day in 2018. This increase in natural gas production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin as well as from non-operated Haynesville shale wells completed and turned to sales during the third quarter of 2019. Oil production comprised 58% of our total production for the year ended December 31, 2019, as compared to 59% for the year ended December 31, 2018.
For the year ended December 31, 2019, our oil and natural gas revenues were $892.3 million, an increase of 11% from oil and natural gas revenues of $800.7 million for the year ended December 31, 2018. Our oil revenues increased 20% to approximately $759.8 million, as compared to $635.6 million for the year ended December 31, 2018. The increase in oil revenues resulted from the increase in oil production for the year ended December 31, 2019 noted above, partially offset by a lower weighted average realized oil price of $54.34 per Bbl in 2019, as compared to $57.04 per Bbl in 2018. Our natural gas revenues decreased 20% to approximately $132.5 million, as compared to $165.1 million for the year ended December 31, 2018. The decrease in natural gas revenues resulted from a lower weighted average realized natural gas price of $2.17 per Mcf in 2019, as compared to $3.49 per Mcf in 2018. This decrease was partially offset by the increase in our natural gas production noted above.
We reported net income attributable to Matador shareholders of approximately $87.8 million, or $0.75 per diluted common share, on a GAAP basis for the year ended December 31, 2019, as compared to net income of $274.2 million, or $2.41 per diluted common share, for the year ended December 31, 2018. Adjusted EBITDA for the year ended December 31, 2019 was $610.8 million, as compared to Adjusted EBITDA of $553.2 million for the year ended December 31, 2018. Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “Selected Financial Data — Non-GAAP Financial Measures.”
At December 31, 2019, our estimated total proved oil and natural gas reserves were 252.5 million BOE, including 148.0 million Bbl of oil and 627.2 Bcf of natural gas, with a Standardized Measure of $2.03 billion and a PV-10 of $2.25 billion. At

December 31, 2018, our estimated total proved oil and natural gas reserves were 215.3 million BOE, including 123.4 million Bbl of oil and 551.5 Bcf of natural gas, with a Standardized Measure of $2.25 billion and a PV-10 of $2.58 billion. Our estimated total proved reserves of 252.5 million BOE at December 31, 2019 represented a 17% year-over-year increase, as compared to 215.3 million BOE at December 31, 2018. Our estimated proved oil reserves of 148.0 million Bbl at December 31, 2019 increased 20%, as compared to 123.4 million Bbl at December 31, 2018. Our proved oil and natural gas reserves in the Delaware Basin increased 22% to 232.8 million BOE at December 31, 2019, as compared to 191.5 million BOE at December 31, 2018, primarily as a result of our ongoing delineation and development operations there. At December 31, 2019, approximately 92% of our total proved oil and natural gas reserves were attributable to our properties in the Delaware Basin. Our proved oil reserves in the Delaware Basin increased 22% to 139.6 million Bbl at December 31, 2019, as compared to 114.8 million Bbl at December 31, 2018. Proved oil reserves comprised 59% of our total proved reserves at December 31, 2019, as compared to 57% at December 31, 2018. These reserves estimates were based on evaluations prepared by our engineering staff and have been audited for their reasonableness and conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers. Standardized Measure represents the present value of estimated future net cash flows from proved reserves, less estimated future development, production, plugging and abandonment costs and income tax expenses, discounted at 10% per annum to reflect the timing of future cash flows. Standardized Measure is not an estimate of the fair market value of our properties. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see “Business — Estimated Proved Reserves.”
Midstream Highlights
On February 25, 2019, we announced the formation of San Mateo II, a strategic joint venture with a subsidiary of Five Point designed to expand our midstream operations in the Delaware Basin, specifically in Eddy County, New Mexico. San Mateo II is owned 51% by us and 49% by Five Point. As part of this transaction, we dedicated to San Mateo II acreage in the Greater Stebbins Area and the Stateline asset area pursuant to 15-year, fixed-fee agreements for oil, natural gas and salt water gathering, natural gas processing and salt water disposal. In addition, Five Point has committed to pay $125.0 million of the first $150.0 million of capital expenditures incurred by San Mateo II to develop facilities in the Greater Stebbins Area and the Stateline asset area. Five Point has also provided us the opportunity to earn deferred performance incentives of up to $150.0 million over the next several years as we execute our operational plans in and around the Greater Stebbins Area and the Stateline asset area, plus additional performance incentives for securing volumes from third-party customers.
San Mateo achieved strong operating results in 2019, highlighted by (i) increased third-party midstream services revenues, (ii) increased natural gas gathering and processing volumes, (iii) increased water gathering and water disposal volumes and (iv) increased oil gathering volumes, all as compared to 2018. San Mateo initiated construction on an additional 200 MMcf per day of designed natural gas processing inlet capacity as part of the expansion of the Black River Processing Plant, which is anticipated to be placed in service during the summer of 2020 and would bring the total designed inlet capacity of the Black River Processing Plant to 460 MMcf of natural gas per day. San Mateo also initiated plans to construct large diameter natural gas gathering lines southward from the Greater Stebbins Area and northward from the Stateline asset area to connect these areas with the Black River Processing Plant. During 2019, San Mateo added four commercial salt water disposal wells, two in the Rustler Breaks asset area and two in the Greater Stebbins Area, and expects to place into service one additional commercial salt water disposal well in the Rustler Breaks asset area late in the first quarter of 2020, bringing San Mateo’s designed salt water disposal capacity to approximately 335,000 Bbl per day.
During 2019, San Mateo received an increased natural gas gathering and processing commitment from an existing natural gas customer, plus other interruptible volumes, obtained significant additional acreage dedications from existing salt water customers and added an acreage dedication from a new oil customer. At certain times near the end of the third quarter and in the fourth quarter of 2019, as a result of increased throughput from existing natural gas processing customers, San Mateo was operating the Black River Processing Plant at greater than 95% of the current designed inlet capacity of 260 MMcf per day.

2020 Capital Expenditure Budget
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures in 2020. We plan to operate six contracted drilling rigs drilling primarily oil and natural gas wells in the Delaware Basin throughout 2020. Our 2020 estimated capital expenditure budget consists of $690.0 to $750.0 million for drilling, completing and equipping wells (“D/C/E capital expenditures”) and $85.0 to $105.0 million for midstream capital expenditures, which primarily reflects our proportionate share of San Mateo’s estimated combined 2020 capital expenditures of $190.0 to $235.0 million and also accounts for the remaining portions of the $50.0 million capital carry that Five Point agreed to provide to us in conjunction with the formation of San Mateo II. Substantially all of these 2020 estimated capital expenditures will be allocated to (i) the further delineation and development of our leasehold position, (ii) the continued construction of midstream assets and (iii) our participation in certain non-operated well opportunities in the Delaware Basin, with the exception of amounts allocated to limited operations in our South Texas and Haynesville shale positions to maintain and extend leases and to participate in certain non-operated well opportunities. Our 2020 Delaware Basin drilling program is expected to focus on the continued development of our various asset areas throughout the Delaware Basin, with a particular emphasis on drilling and completing a higher percentage of longer horizontal wells in 2020, including 74% with anticipated completed lateral lengths of two miles.
To narrow any potential difference between our 2020 capital expenditures and operating cash flows, we may divest portions of our non-core assets, particularly in the Haynesville shale and in our South Texas position (as we did in 2019), as well as consider monetizing other assets, such as certain mineral, royalty and midstream interests, as value-creating opportunities arise. In addition, we intend to continue evaluating the opportunistic acquisition of acreage and mineral interests, principally in the Delaware Basin, during 2020. These monetizations, divestitures and expenditures are opportunity-specific, and purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these 2020 monetizations, divestitures and capital expenditures with any degree of certainty; therefore, we have not provided estimated proceeds related to monetizations or divestitures or estimated capital expenditures related to acreage and mineral acquisitions for 2020.
At December 31, 2019, we had $40.0 million in cash (excluding restricted cash) and $198.9 million in undrawn borrowing capacity under our Credit Agreement (after giving effect to outstanding letters of credit based upon our elected borrowing commitment of $500.0 million). The Credit Agreement was amended in February 2020 to increase our elected borrowing commitment from $500.0 million to $700.0 million, which increased our undrawn borrowing capacity to $399.0 million (after giving effect to then-outstanding letters of credit). Excluding any possible significant acquisitions, we expect to fund our 2020 capital expenditures through a combination of cash on hand, operating cash flows, performance incentives in connection with San Mateo, borrowings under our Credit Agreement (assuming availability under our borrowing base of $900.0 million) and borrowings under the San Mateo Credit Facility (assuming availability under the accordion feature of such facility to up to $400.0 million). In addition, in 2020, we expect to receive a portion of the $50.0 million capital carry Five Point agreed to provide to us in conjunction with the formation of San Mateo II. We continually evaluate other capital sources, including borrowings under additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. The aggregate amount of capital we expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated or non-operated wells, our drilling results, the actual costs and scope of our midstream activities, the ability of our joint venture partners to meet their capital obligations, other opportunities that may become available to us and our ability to obtain capital.

Revenues
Our revenues are derived primarily from the sale of oil, natural gas and NGL production. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in oil, natural gas or NGL prices.
The following table summarizes our revenues and production data for the periods indicated.

	Year Ended December 31,
	2019	2018	2017
Operating Data:
Revenues (in thousands):(1)
Oil	$759,811	$635,554	$386,865
Natural gas	132,514	165,146	141,819
Total oil and natural gas revenues	892,325	800,700	528,684
Third-party midstream services revenues	59,110	21,920	10,198
Sales of purchased natural gas	74,769	7,071	—
Lease bonus - mineral acreage	1,711	2,489	—
Realized gain (loss) on derivatives	9,482	2,334	(4,321)
Unrealized (loss) gain on derivatives	(53,727)	65,085	9,715
Total revenues	$983,670	$899,599	$544,276
Net Production Volumes:(1)
Oil (MBbl)	13,984	11,141	7,851
Natural gas (Bcf)	61.1	47.3	38.2
Total oil equivalent (MBOE)(2)	24,164	19,026	14,212
Average daily production (BOE/d)(2)	66,203	52,128	38,936
Average Sales Prices:
Oil, without realized derivatives (per Bbl)	$54.34	$57.04	$49.28
Oil, with realized derivatives (per Bbl)	$54.98	$57.38	$48.81
Natural gas, without realized derivatives (per Mcf)	$2.17	$3.49	$3.72
Natural gas, with realized derivatives (per Mcf)	$2.18	$3.46	$3.70
________________

(1)	We report our production volumes in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Revenues associated with NGLs are included with our natural gas revenues.

(2)	Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

Year Ended December 31, 2019 as Compared to Year Ended December 31, 2018
Oil and natural gas revenues. Our oil and natural gas revenues increased $91.6 million, or 11%, to $892.3 million for the year ended December 31, 2019, as compared to $800.7 million for the year ended December 31, 2018. Our oil revenues increased $124.3 million, or 20%, to $759.8 million for the year ended December 31, 2019, as compared to $635.6 million for the year ended December 31, 2018. This increase in our oil revenues resulted primarily from the 26% increase in our oil production to 14.0 million Bbl of oil for the year ended December 31, 2019, as compared to 11.1 million Bbl of oil for the year ended December 31, 2018. The increase in oil production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin, as well as our nine-well program in the Eagle Ford shale play concluded in the first half of 2019. This increase was partially offset by a 5% decrease in the weighted average oil price realized for the year ended December 31, 2019 to $54.34 per Bbl, as compared to $57.04 per Bbl realized for the year ended December 31, 2018. Our natural gas revenues decreased by $32.6 million, or 20%, to $132.5 million for the year ended December 31, 2019, as compared to $165.1 million for the year ended December 31, 2018. The decrease in natural gas revenues resulted primarily from a 38% decrease in realized natural gas prices to $2.17 per Mcf for the year ended December 31, 2019, as compared to $3.49 per Mcf realized for the year ended December 31, 2018. This decrease was partially offset by the 29% increase in our natural gas production to 61.1 Bcf for the year ended December 31, 2019, as compared to 47.3 Bcf for the year ended December 31, 2018. The increase in natural gas production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin as well as from non-operated Haynesville shale wells completed and turned to sales during the year ended December 31, 2019.
Third-party midstream services revenues. Our third-party midstream services revenues increased $37.2 million, or 170%, to $59.1 million for the year ended December 31, 2019, as compared to $21.9 million for the year ended December 31, 2018. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to (i) an increase in our third-party natural gas gathering, transportation and processing revenues to approximately $27.0 million for the year ended December 31, 2019, as compared to $10.7 million for the year ended December 31, 2018, (ii) an increase in third-party salt water gathering and disposal revenues to approximately $24.9 million for the year ended December 31, 2019, as compared to approximately $10.5 million for the year ended December 31, 2018, and (iii) an increase in our third-party oil transportation revenues to approximately $7.2 million for the year ended December 31, 2019, as compared to $0.7 million for the year ended December 31, 2018.
Sales of purchased natural gas. Our sales of purchased natural gas were $74.8 million for the year ended December 31, 2019, as compared to $7.1 million for the year ended December 31, 2018. Sales of purchased natural gas primarily reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas, process the natural gas at the Black River Processing Plant and subsequently sell the residue gas and NGLs to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our consolidated statement of operations.
Lease bonus - mineral acreage. Our lease bonus - mineral acreage revenues were $1.7 million for the year ended December 31, 2019, as compared to $2.5 million for the year ended December 31, 2018. Lease bonus - mineral acreage revenues reflect the payments we receive to enter into or extend leases to third-party lessees to develop the oil and natural gas attributable to certain of our mineral interests.
Realized gain on derivatives. Our realized net gain on derivatives was $9.5 million for the year ended December 31, 2019, as compared to a realized net gain of approximately $2.3 million for the year ended December 31, 2018. We realized a net gain of $8.9 million and $0.5 million from our oil and natural gas costless collar contracts, respectively, for the year ended December 31, 2019, resulting from oil and natural gas prices that were below the floor prices of certain of our oil and natural gas costless collar contracts. We realized a net gain of $0.1 million from our oil basis swap contracts for the year ended December 31, 2019, resulting from oil basis prices that were lower than the swap prices on certain of our oil basis swap contracts. We realized a net gain of $29.5 million from our oil basis swap contracts for the year ended December 31, 2018, resulting from oil basis prices that were lower than the swap prices on certain of our oil basis swap contracts. This net gain was significantly offset by net losses of $25.7 million and $1.4 million from our oil and natural gas costless collar contracts, respectively, for the year ended December 31, 2018, resulting from oil and natural gas prices that were above the short call/ceiling prices of certain of our oil and natural gas costless collar contracts. We realized an average gain on our oil derivatives of approximately $0.64 per Bbl of oil produced during the year ended December 31, 2019, as compared to an average gain of $0.34 per Bbl of oil produced during the year ended December 31, 2018. Our total oil volumes hedged for the year ended December 31, 2019 represented 59% of our total oil production, as compared to 49% of our total oil production for the year ended December 31, 2018. We realized an average gain on our natural gas derivatives of approximately $0.01 per Mcf produced during the year ended December 31, 2019, as compared to an average loss of approximately $0.03 per Mcf produced for the year ended December 31, 2018. Our total natural gas volumes hedged for the year ended December 31, 2019 represented 12% of our total natural gas production, as compared to 36% of our total natural gas production for the year ended December 31, 2018.
Unrealized (loss) gain on derivatives. Our unrealized loss on derivatives was approximately $53.7 million for the year ended December 31, 2019, as compared to an unrealized gain of $65.1 million for the year ended December 31, 2018. During the year ended December 31, 2019, the aggregate net fair value of our open oil and natural gas derivatives and oil basis swap contracts decreased from a net asset of approximately $49.8 million to a net liability of approximately $3.9 million, resulting in an unrealized loss on derivatives of approximately $53.7 million for the year ended December 31, 2019. During the year ended December 31, 2018, the aggregate net fair value of our open oil and natural gas derivative contracts increased from a net liability of approximately $15.2 million to a net asset of approximately $49.8 million, resulting in an unrealized gain on derivatives of approximately $65.1 million for the year ended December 31, 2018.

Expenses

The following table summarizes our operating expenses and other income (expense) for the periods indicated.

	Year Ended December 31,
	2019	2018	2017
(In thousands, except expenses per BOE)
Expenses:
Production taxes, transportation and processing	$92,273	$76,138	$58,275
Lease operating	117,305	92,966	67,313
Plant and other midstream services operating	36,798	24,609	13,039
Purchased natural gas	69,398	6,635	—
Depletion, depreciation and amortization	350,540	265,142	177,502
Accretion of asset retirement obligations	1,822	1,530	1,290
General and administrative	80,054	69,308	66,016
Total expenses	748,190	536,328	383,435
Operating income	235,480	363,271	160,841
Other income (expense):
Net (loss) gain on asset sales and inventory impairment	(967)	(196)	23
Interest expense	(73,873)	(41,327)	(34,565)
Prepayment premium on extinguishment of debt	—	(31,226)	—
Other (expense) income	(2,126)	1,551	3,551
Total other (expense) income	(76,966)	(71,198)	(30,991)
Income before income taxes	158,514	292,073	129,850
Total income tax provision (benefit)	35,532	(7,691)	(8,157)
Net income attributable to non-controlling interest in subsidiaries	(35,205)	(25,557)	(12,140)
Net income attributable to Matador Resources Company shareholders	$87,777	$274,207	$125,867
Expenses per BOE:
Production taxes, transportation and processing	$3.82	$4.00	$4.10
Lease operating	$4.85	$4.89	$4.74
Plant and other midstream services operating	$1.52	$1.29	$0.92
Depletion, depreciation and amortization	$14.51	$13.94	$12.49
General and administrative	$3.31	$3.64	$4.65
Year Ended December 31, 2019 as Compared to Year Ended December 31, 2018
Production taxes, transportation and processing. Our production taxes and transportation and processing expenses increased $16.1 million, or 21%, to $92.3 million for the year ended December 31, 2019, as compared to $76.1 million for the year ended December 31, 2018. This increase was primarily attributable to the $5.3 million increase in our production taxes to $63.3 million for the year ended December 31, 2019, as compared to $58.0 million for the year ended December 31, 2018, resulting from the $91.6 million increase in oil and natural gas revenues for the year ended December 31, 2019, as compared to the year ended December 31, 2018. Transportation and processing expenses increased to $29.0 million for the year ended December 31, 2019, as compared to $18.2 million for the year ended December 31, 2018, primarily resulting from the 27% increase in total oil equivalent production between the respective periods. On a unit-of-production basis, our production taxes and transportation and processing expenses decreased to $3.82 per BOE for the year ended December 31, 2019, as compared to $4.00 per BOE for the year ended December 31, 2018, as the 27% increase in total oil equivalent production between the respective periods more than offset the 21% increase in our production taxes, transportation and processing expenses.
Lease operating expenses. Our lease operating expenses increased $24.3 million, or 26%, to $117.3 million for the year ended December 31, 2019, as compared to $93.0 million for the year ended December 31, 2018. The increase in lease operating expenses for the year ended December 31, 2019 was primarily attributable to an increase in the costs of services and equipment related to the increased number of wells we operated during the year ended December 31, 2019. Our lease operating expenses on a unit-of-production basis decreased 1% to $4.85 per BOE for the year ended December 31, 2019, as compared to $4.89 per BOE for the year ended December 31, 2018, as the 26% increase in total lease operating expenses was approximately offset by the 27% increase in total equivalent oil production between the respective periods.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $12.2 million, or 50%, to $36.8 million for the year ended December 31, 2019, as compared to $24.6 million for the year ended December 31, 2018. This increase was primarily attributable to (i) increased expenses associated with our expanded commercial salt water disposal operations of $18.1 million for the year ended December 31, 2019, as compared to $13.1 million for the year ended December 31, 2018, (ii) increased expenses associated with the Black River Processing Plant, which was expanded late in the first quarter of 2018, of $11.0 million for the year ended December 31, 2019, as compared to $7.6 million for the year ended December 31, 2018, and (iii) increased expenses associated with pipeline operations of $7.9 million for the year ended December 31, 2019, as compared to $3.5 million for the year ended December 31, 2018.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $85.4 million, or 32%, to $350.5 million for the year ended December 31, 2019, as compared to $265.1 million for the year ended December 31, 2018. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 4% to $14.51 per BOE for the year ended December 31, 2019, as compared to $13.94 per BOE for the year ended December 31, 2018. These increases were primarily attributable to (i) a somewhat higher depletion rate in 2019 as compared to 2018, resulting from our total equivalent oil production growth being slightly greater than the growth in our total proved oil and natural gas reserves, and (ii) increased depreciation expenses associated with our expanded midstream assets of approximately $16.1 million for the year ended December 31, 2019, as compared to $10.5 million for the year ended December 31, 2018.
General and administrative. Our general and administrative expenses increased $10.7 million, or 16%, to $80.1 million for the year ended December 31, 2019, as compared to $69.3 million for the year ended December 31, 2018. The increase in our general and administrative expenses was primarily attributable to increased payroll expenses of approximately $13.8 million associated with additional employees to support our increased land, geoscience, drilling, completion, production, midstream, accounting and administration functions as a result of our continued growth. This increase was partially offset by an increase of capitalized general and administrative expenses of $3.1 million for the year ended December 31, 2019. Our general and administrative expenses decreased 9% on a unit-of-production basis to $3.31 per BOE for the year ended December 31, 2019, as compared to $3.64 per BOE for the year ended December 31, 2018, as the 27% increase in total oil equivalent production between the respective periods more than offset the 9% increase in our general and administrative expenses.
Interest expense. For the year ended December 31, 2019, we incurred total interest expense of approximately $82.4 million. We capitalized approximately $8.5 million of our interest expense on certain qualifying projects for the year ended December 31, 2019 and expensed the remaining $73.9 million to operations. For the year ended December 31, 2018, we incurred total interest expense of approximately $50.2 million. We capitalized $8.8 million of our interest expense on certain qualifying projects for the year ended December 31, 2018 and expensed the remaining $41.3 million to operations. The increase in total interest expense for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily attributable to an increase in our average debt outstanding. In August and September 2018, we completed a tender offer and redemption of our $575.0 million aggregate principal amount of 6.875% senior notes due 2023 (the “2023 Notes”). In August 2018, we issued $750.0 million aggregate principal amount of 5.875% notes due 2026 (the “Original 2026 Notes”), and in October 2018, we issued an additional $300.0 million aggregate principal amount of 5.875% notes due 2026 (the “Additional 2026 Notes” and, together with the Original 2026 Notes, the “2026 Notes”), increasing our total senior notes outstanding to $1.05 billion at December 31, 2018.
Prepayment premium on extinguishment of debt. For the year ended December 31, 2018, we incurred a prepayment premium on extinguishment of debt of $31.2 million resulting from the tender offer to purchase for cash and subsequent redemption of all of our 2023 Notes. There was no similar expense incurred for the year ended December 31, 2019.
Total income tax provision (benefit). We recorded a total income tax provision of $35.5 million for the year ended December 31, 2019. Total income tax expense for the year ended December 31, 2019 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to the impact of permanent differences between book and taxable income and state taxes, primarily in New Mexico.
Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue to be during 2020 and for the foreseeable future, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. Excluding any possible significant acquisitions, we expect to fund our 2020 capital expenditures through a combination of cash on hand, operating cash flows, performance incentives in connection with San Mateo, borrowings under our Credit Agreement (assuming availability under our borrowing base of $900.0 million) and borrowings under the San Mateo Credit Facility (assuming availability under the accordion feature of such facility to up to $400.0 million). In addition, in 2020, we expect to receive a portion of the $50.0 million capital carry Five Point agreed to provide to us in conjunction with the formation of San Mateo II. We continually evaluate other capital sources, including borrowings under additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital and to generate operating cash flows.

At December 31, 2019, we had cash totaling approximately $40.0 million and restricted cash totaling approximately $25.1 million, most of which was associated with San Mateo. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries.
In October 2018, the lenders under our Credit Agreement, led by Royal Bank of Canada, completed their review of our proved oil and natural gas reserves at June 30, 2018. In connection with such review, we amended the Credit Agreement to, among other items, increase the maximum facility amount to $1.5 billion, increase the borrowing base to $850.0 million, increase the elected borrowing commitment to $500.0 million, extend the maturity to October 31, 2023, reduce borrowing rates by 0.25% per annum and set the maximum leverage ratio at 4.00 to 1.00. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected borrowing commitment.
In April 2019, the lenders under our Credit Agreement completed their review of our proved oil and natural gas reserves at December 31, 2018, and as a result, the borrowing base was increased to $900.0 million with the elected borrowing commitment remaining at $500.0 million. In October 2019, the lenders under our Credit Agreement completed their review of our proved oil and natural gas reserves at June 30, 2019, and as a result, the borrowing base was affirmed at $900.0 million with the elected borrowing commitment remaining at $500.0 million.
In February 2020, the lenders under our Credit Agreement completed their review of our proved oil and natural gas reserves at December 31, 2019, and as a result, the borrowing base was again affirmed at $900.0 million, and we increased the elected borrowing commitment from $500.0 million to $700.0 million.
In December 2018, San Mateo I entered into the San Mateo Credit Facility, a $250.0 million credit facility led by The Bank of Nova Scotia, as administrative agent, and including all lenders in the Credit Agreement at that time. The San Mateo Credit Facility, which matures December 19, 2023, includes an accordion feature, which provides for potential increases to up to $400.0 million. The San Mateo Credit Facility is guaranteed by San Mateo I’s subsidiaries, secured by substantially all of San Mateo I’s assets, including real property, and is non-recourse to Matador and its wholly-owned subsidiaries, as well as San Mateo II and its subsidiaries.
In June and October 2019, pursuant to the accordion feature, the lender commitments under the San Mateo Credit Facility were increased to $325.0 million and $375.0 million, respectively.
In 2019, we converted approximately $21.9 million of non-core assets to cash. These properties were primarily located in South Texas and Northwest Louisiana and East Texas but included a small portion of our leasehold in a non-operated area of the Delaware Basin.
At December 31, 2019, we had (i) $1.05 billion of outstanding 2026 Notes, (ii) $255.0 million in borrowings outstanding under the Credit Agreement and (iii) approximately $46.1 million in outstanding letters of credit issued pursuant to the Credit Agreement, and San Mateo I had $288.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $16.2 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. At February 25, 2020, we had (x) $1.05 billion of outstanding 2026 Notes, (y) $255.0 million in borrowings outstanding under the Credit Agreement and (z) approximately $46.0 million in outstanding letters of credit issued pursuant to the Credit Agreement, and San Mateo I had $288.0 million in borrowings outstanding and approximately $16.2 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility.
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures in 2020. We plan to operate six contracted drilling rigs drilling primarily oil and natural gas wells in the Delaware Basin throughout 2020. Our 2020 estimated capital expenditure budget consists of $690.0 to $750.0 million for D/C/E capital expenditures and $85.0 to $105.0 million for midstream capital expenditures, which primarily reflects our proportionate share of San Mateo’s estimated combined 2020 capital expenditures of $190.0 to $235.0 million and also accounts for the remaining portions of the $50.0 million capital carry that Five Point agreed to provide to us in conjunction with the formation of San Mateo II. Substantially all of these 2020 estimated capital expenditures will be allocated to (i) the further delineation and development of our leasehold position, (ii) the continued construction of midstream assets and (iii) our participation in certain non-operated well opportunities in the Delaware Basin, with the exception of amounts allocated to limited operations in our South Texas and Haynesville shale positions to maintain and extend leases and to participate in certain non-operated well opportunities. Our 2020 Delaware Basin drilling program is expected to focus on the continued development of our various asset areas throughout the Delaware Basin, with a particular emphasis on drilling and completing a higher percentage of longer horizontal wells in 2020, including 74% with anticipated completed lateral lengths of two miles. We have continued to build significant optionality into our drilling program. Three of our rigs operate on longer-term contracts with remaining average terms of approximately 19 months. The other three rigs are on short-term contracts with remaining obligations of 12 months or less. This affords us the ability to modify our drilling program as we may deem necessary based on changing commodity prices and other factors.

To narrow any potential difference between our 2020 capital expenditures and operating cash flows, we may divest portions of our non-core assets, particularly in the Haynesville shale and in parts of our South Texas positions (as we did in 2019, converting $21.9 million of non-core assets to cash), as well as consider monetizing other assets, such as certain mineral, royalty and midstream interests, as value-creating opportunities arise. In addition, we intend to continue evaluating the opportunistic acquisition of acreage and mineral interests, principally in the Delaware Basin, during 2020. These monetizations, divestitures and expenditures are opportunity-specific, and purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these 2020 monetizations, divestitures and capital expenditures with any degree of certainty; therefore, we have not provided estimated proceeds related to monetizations or divestitures or estimated capital expenditures related to acreage and mineral acquisitions for 2020.
Our 2020 capital expenditures may be adjusted as business conditions warrant and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated or non-operated wells, our drilling results, the actual costs and scope of our midstream activities, the ability of our joint venture partners to meet their capital obligations, other opportunities that may become available to us and our ability to obtain capital. When oil or natural gas prices decline, or costs increase significantly, we have the flexibility to defer a significant portion of our capital expenditures until later periods to conserve cash or to focus on projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling, completion and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in our exploration and development activities, contractual obligations, drilling plans for properties we do not operate and other factors both within and outside our control.
Exploration and development activities are subject to a number of risks and uncertainties, which could cause these activities to be less successful than we anticipate. A significant portion of our anticipated cash flows from operations for 2020 is expected to come from producing wells and development activities on currently proved properties in the Wolfcamp and Bone Spring plays in the Delaware Basin, the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana. Our existing wells may not produce at the levels we are forecasting and our exploration and development activities in these areas may not be as successful as we anticipate. Additionally, our anticipated cash flows from operations are based upon current expectations of oil and natural gas prices for 2020 and the hedges we currently have in place. For further discussion of our expectations of such commodity prices, see “—General Outlook and Trends” below. We use commodity derivative financial instruments at times to mitigate our exposure to fluctuations in oil, natural gas and NGL prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices. See Note 12 to the consolidated financial statements in this Annual Report for a summary of our open derivative financial instruments at December 31, 2019. See “Risk Factors — Our Exploration, Development, Exploitation and Midstream Projects Require Substantial Capital Expenditures That May Exceed Our Cash Flows from Operations and Potential Borrowings, and We May Be Unable to Obtain Needed Capital on Satisfactory Terms, Which Could Adversely Affect Our Future Growth,” “Risk Factors — Drilling for and Producing Oil and Natural Gas Are Highly Speculative and Involve a High Degree of Operational and Financial Risk, with Many Uncertainties That Could Adversely Affect Our Business” and “Risk Factors — Our Identified Drilling Locations Are Scheduled over Several Years, Making Them Susceptible to Uncertainties That Could Materially Alter the Occurrence or Timing of Their Drilling.”

Our cash flows for the years ended December 31, 2019, 2018 and 2017 are presented below.

	Year Ended December 31,
	2019	2018	2017
(In thousands)
Net cash provided by operating activities	$552,042	$608,523	$299,125
Net cash used in investing activities	(903,976)	(1,515,253)	(819,284)
Net cash provided by financing activities	333,078	888,232	408,499
Net change in cash	$(18,856)	$(18,498)	$(111,660)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities decreased by $56.5 million to $552.0 million for the year ended December 31, 2019, as compared to net cash provided by operating activities of $608.5 million for the year ended December 31, 2018. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased to $586.6 million for the year ended December 31, 2019 from $544.1 million for the year ended December 31, 2018. This increase was primarily attributable to higher oil and natural gas production, which was partially offset by lower oil and natural gas prices realized during the year ended December 31, 2019, as compared to the year ended December 31, 2018. Changes in our operating assets and liabilities between December 31, 2018 and December 31, 2019 resulted in a net decrease of approximately $98.9 million in net cash provided by operating activities for the year ended December 31, 2019, as compared to the year ended December 31, 2018.
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
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased by $611.3 million to $904.0 million for the year ended December 31, 2019 from $1.52 billion for the year ended December 31, 2018. This decrease in net cash used in investing activities was attributable to (i) a decrease of $627.6 million in oil and natural gas properties capital expenditures and (ii) an increase of $13.6 million in proceeds from sales of assets for the year ended December 31, 2019, both as compared to the year ended December 31, 2018. This decrease in oil and natural gas properties expenditures was partially offset by an increase of approximately $28.8 million in expenditures for midstream support equipment and facilities, which included the construction of a further expansion of the Black River Processing Plant and associated infrastructure, additional salt water disposal wells and additional pipeline infrastructure. Cash used for oil and natural gas properties capital expenditures for the year ended December 31, 2019 was primarily attributable to our operated and non-operated drilling and completion activities in the Delaware Basin and our nine-well program in South Texas concluded in the first half of 2019. In 2018, we completed the BLM Acquisition, through which we acquired 8,400 gross and net leasehold acres in Lea and Eddy Counties, New Mexico for approximately $387 million. The absence of an acquisition of similar magnitude in 2019 was the primary reason for the significant decrease in net cash used in investing activities in 2019, as compared to 2018.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $333.1 million for the year ended December 31, 2019, as compared to net cash provided by financing activities of $888.2 million for the year ended December 31, 2018. The net cash provided by financing activities for the year ended December 31, 2019 was primarily attributable to net borrowings under our Credit Agreement of $215.0 million, borrowings under the San Mateo Credit Facility of $68.0 million, contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries of $77.3 million and contributions related to the formation of San Mateo I of $14.7 million. These cash inflows were partially offset by distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries of $39.2 million. We conducted no equity or senior notes offerings during the year ended December 31, 2019, as compared to the year ended December 31, 2018, during which we conducted an equity offering and two senior notes offerings, which was the primary reason for the significant change in cash provided by financing activities between the respective periods.

See Note 7 to the consolidated financial statements in this Annual Report for a summary of our debt, including our Credit Agreement, the San Mateo Credit Facility and the senior notes.
Off-Balance Sheet Arrangements
 From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2019, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) firm transportation, gathering, processing and disposal commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating and transportation commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, we have no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 14 to the consolidated financial statements in this Annual Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.
Obligations and Commitments
We had the following material contractual obligations and commitments at December 31, 2019.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(In thousands)
Contractual Obligations:
Revolving credit borrowings, including letters of credit(1)	$605,351	$—	$—	$605,351	$—
Senior unsecured notes(2)	1,050,000	—	—	—	1,050,000
Office leases	26,374	4,001	8,013	8,529	5,831
Non-operated drilling commitments(3)	26,943	26,943	—	—	—
Drilling rig contracts(4)	41,681	28,195	13,486	—	—
Asset retirement obligations(5)	36,211	620	3,104	1,656	30,831
Natural gas transportation, gathering and processing agreements with non-affiliates(6)	645,984	55,401	134,857	134,888	320,838
Gathering, processing and disposal agreements with San Mateo(7)	516,646	—	65,267	163,614	287,765
Natural gas engineering, construction and installation contract(8)	40,254	40,254	—	—	—
Total contractual cash obligations	$2,989,444	$155,414	$224,727	$914,038	$1,695,265
__________________

(1)
The amounts included in the table above represent principal maturities only. At December 31, 2019, we had $255.0 million of borrowings outstanding under the Credit Agreement and approximately $46.1 million in outstanding letters of credit issued pursuant to the Credit Agreement. The Credit Agreement matures in October 2023. At December 31, 2019 San Mateo I had $288.0 million of borrowings outstanding under the San Mateo Credit Facility and approximately $16.2 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures in December 2023. Assuming the amounts outstanding and interest rates of 3.28% and 3.55% (for the Credit Agreement and the San Mateo Credit Facility), respectively, at December 31, 2019, the interest expense is expected to be approximately $8.4 million and $10.4 million each year until maturity.

(2)
The amounts included in the table above represent principal maturities only. Interest expense on the $1.05 billion of Notes that were outstanding as of December 31, 2019 is expected to be approximately $61.7 million each year until maturity.

(3)
At December 31, 2019, we had outstanding commitments to participate in the drilling and completion of various non-operated wells. Our working interests in these wells are typically small, and certain of these wells were in progress at December 31, 2019. If all of these wells are drilled and completed, we will have minimum outstanding aggregate commitments for our participation in these wells of approximately $26.9 million at December 31, 2019, which we expect to incur within the next year.

(4)
We do not own or operate our own drilling rigs, but instead we enter into contracts with third parties for such drilling rigs. See Note 14 to the consolidated financial statements in this Annual Report for more information regarding these contractual commitments.

(5)	The amounts included in the table above represent discounted cash flow estimates for future asset retirement obligations at December 31, 2019.

(6)
In late 2015, we entered into a 15-year fixed-fee natural gas gathering and processing agreement for a significant portion of our operated natural gas production in Loving County, Texas. In late 2017, we entered into an 18-year fixed-fee natural gas transportation agreement whereby we committed to deliver a portion of the residue gas production at the tailgate of the Black River Processing Plant to transport through the counterparty’s pipeline in Eddy County, New Mexico. In late 2017, we also entered into a fixed-fee NGL transportation and fractionation agreement whereby we committed to deliver our NGL production at the tailgate of the Black River Processing Plant. We have committed to deliver a minimum amount of NGLs to the counterparty upon construction and completion of a pipeline expansion and a fractionation facility by the counterparty, which is currently expected to be completed in 2020. We have no rights to compel the counterparty to construct this pipeline extension or fractionation facility. If the counterparty does not construct the pipeline extension and fractionation facility, then we do not have any minimum volume commitments under the agreement. If the counterparty constructs the pipeline extension and fractionation facility on or prior to February 28, 2021, then we will have a commitment to deliver a minimum amount of NGLs for seven years following the completion of the pipeline extension and fractionation facility. If we do not meet our NGL volume commitment in any quarter during the seven-year commitment period, we will be required to pay a deficiency fee per gallon of NGL deficiency. The amounts in the table assume that the seven-year period containing minimum NGL volume commitments begins in 2020. In the second quarter of 2018, we entered into a 16-year, fixed-fee natural gas transportation agreement that begins on October 1, 2019 whereby we committed to deliver a portion of the residue gas production at the tailgate of the Black River Processing Plant to transport through the counterparty’s pipeline. Additionally, in the second quarter of 2018, we entered into a short-term natural gas transportation agreement whereby we committed to deliver a portion of the residue gas production at the tailgate of the Black River Processing Plant to transport through the counterparty’s pipeline. In the second quarter of 2018, we entered into a 10-year, fixed-fee natural gas sales agreement whereby we committed to deliver residue gas through the counterparty’s pipeline to the Texas Gulf Coast beginning on the in-service date for such pipeline, which became operational in late September 2019. Lastly, in October 2019, we entered into a 15-year, fixed-fee natural gas transportation agreement whereby we committed to deliver a portion of the residue gas production at the tailgate of the Black River Processing Plant to transport through the counterparty’s pipeline. See Note 14 to the consolidated financial statements in this Annual Report for more information regarding these contractual commitments.

(7)
In February 2017, in connection with the formation of San Mateo I, we dedicated our current and certain future leasehold interests in the Rustler Breaks and Wolf asset areas pursuant to 15-year, fixed-fee natural gas, oil and salt water gathering agreements and salt water disposal agreements. In addition, effective February 1, 2017, we dedicated our current and certain future leasehold interests in the Rustler Breaks asset area pursuant to a 15-year, fixed-fee natural gas processing agreement. In February 2019, in connection with the formation of San Mateo II, we dedicated our current and certain future leasehold interests in the Greater Stebbins Area and the Stateline asset area pursuant to 15-year, fixed-fee agreements for oil, natural gas and salt water gathering, natural gas processing and salt water disposal. See Note 14 to the consolidated financial statements in this Annual Report for more information regarding these contractual commitments.

(8)
Beginning in June 2019, a subsidiary of San Mateo II entered into an agreement with third parties for the engineering, procurement, construction and installation of an expansion of the Black River Processing Plant, including required compression. See Note 14 to the consolidated financial statements in this Annual Report for more information regarding these contractual commitments.

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
In 2019, oil prices generally declined from the prices we experienced in 2018 and remained significantly below their most recent highs in 2014. For the year ended December 31, 2019, oil prices averaged $57.01 per Bbl, as compared to $64.89 per Bbl for the year ended December 31, 2018, based upon the NYMEX West Texas Intermediate oil futures contract price for the earliest delivery date. During 2019, oil prices began the year at $45.41 per Bbl, which was the low for the year, and increased steadily, reaching a high of $66.30 per Bbl in late April. Oil prices declined during the third quarter of 2019 before increasing again during the fourth quarter of 2019 to finish the year at $61.06 per Bbl. In early 2020, oil prices have been particularly volatile, ranging from a high of $65.00 per Bbl in early January to below $45.00 per Bbl in late February.
We realized a weighted average oil price of $54.34 per Bbl ($54.98 per Bbl including realized gains from oil derivatives) for our oil production for the year ended December 31, 2019, as compared to $57.04 per Bbl ($57.38 per Bbl including realized gains from oil derivatives) for the year ended December 31, 2018. At February 25, 2020, the NYMEX West Texas Intermediate oil futures contract price for the earliest delivery date had declined from year-end 2019, closing at $49.90 per Bbl, and was lower compared to $55.48 per Bbl on February 25, 2019.
Natural gas prices dropped significantly during much of 2019. For the year ended December 31, 2019, natural gas prices averaged $2.53 per MMBtu, as compared to $3.07 per MMbtu for the year ended December 31, 2018, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. During 2019, natural gas prices began the year at $2.94 per MMBtu and reached a high of $3.59 per MMBtu in mid-January, before declining to low of $2.07 per MMBtu in early August and finishing the year at $2.19 per MMBtu.
We realized a weighted average natural gas price of $2.17 per Mcf ($2.18 per Mcf including realized gains from natural gas derivatives) for our natural gas production for the year ended December 31, 2019, as compared to $3.49 per Mcf ($3.46 per Mcf including realized losses from natural gas derivatives) for the year ended December 31, 2018. As a two-stream reporter, the revenues associated with our NGL production are included in the weighted average natural gas price. NGL prices were weaker in 2019, as compared to 2018. At February 25, 2020, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had declined further from year-end 2019, closing at $1.85 per MMBtu, and was significantly lower as compared to $2.84 per MMBtu at February 25, 2019.
The prices we receive for oil, natural gas and NGLs heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital and future rate of growth. Oil, natural gas and NGL prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil, natural gas and NGLs have been volatile, and these markets will likely continue to be volatile in the future. Recently, oil prices have experienced a significant decrease as a result of the perceived impact upon global demand for oil due to the outbreak of the coronavirus. Declines in oil, natural gas or NGL prices not only reduce our revenues, but could also reduce the amount of oil, natural gas and NGLs we can produce economically, and, as a result, could have an adverse effect on our financial condition, results of operations, cash flows and reserves. We are uncertain if oil and natural gas prices may rise from their current levels, and in fact, oil and natural gas prices may decrease in future periods. See “Risk Factors — Our Success Is Dependent on the Prices of Oil and Natural Gas. Low Oil and Natural Gas Prices and the Continued Volatility in These Prices May Adversely Affect Our Financial Condition and Our Ability to Meet Our Capital Expenditure Requirements and Financial Obligations.”
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
In addition, the prices we receive for oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the NYMEX West Texas Intermediate oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At December 31, 2019, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas. For the first nine months of 2019, most of our natural gas production from the Delaware Basin was sold based on prices established at the Waha Hub in far West Texas. At the end of September 2019, the GCX Pipeline became operational. We have secured firm natural gas transportation and sales on the GCX Pipeline for an average of approximately 110,000 to 115,000 MMBtu per day at a natural gas price based upon Houston Ship Channel pricing.
During the second quarter of 2018, the price differentials for oil sold in Midland and natural gas sold at Waha compared to the benchmark prices for oil and natural gas, respectively, began to widen significantly and continued to widen throughout most of the year. These widening basis differentials negatively impacted our oil and natural gas revenues in 2018 and throughout most of 2019.
During 2018, the Midland-Cushing (Oklahoma) oil price differential increased substantially from essentially no difference in the first quarter to as much as $16.00 per Bbl in late September but narrowed to about $5.00 per Bbl at the beginning of 2019. The Midland-Cushing (Oklahoma) oil price differential narrowed further to less than $1.00 per Bbl during the first quarter of 2019 but widened again during the second quarter to levels experienced at the beginning of the year. The Midland-Cushing (Oklahoma) oil price differential narrowed again in the third quarter of 2019, became positive late in the third quarter and remained positive throughout the fourth quarter of 2019. As of February 25, 2020, this oil price differential had remained positive in 2020, although it is possible that this differential could turn negative again at certain times during the remainder of 2020.
Our realized price for a portion of our Delaware Basin natural gas production is exposed to the Waha-Henry Hub basis differential. This natural gas price differential increased significantly throughout 2018 from about $0.50 per MMBtu at the beginning of the year to between $1.00 and $2.00 per MMBtu for most of 2018, but reaching highs of greater than $4.00 per MMBtu for a brief period near the end of the year. The natural gas price differential narrowed to between $1.00 and $2.00 per MMBtu at the beginning of 2019 and remained there throughout much of the first quarter.
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
During the second half of 2019, the Waha basis differentials improved, and natural gas prices at the Waha hub averaged approximately $1.00 per MMBtu for the final six months of the year. As a result, we did not need to shut in certain high gas-to-oil ratio wells or take other actions to curtail our Delaware Basin natural gas production during this period. Despite improving during the second half of 2019, beginning in the fourth quarter, the Waha basis differentials widened further at times, and natural gas prices at the Waha hub were slightly negative on certain days in late December 2019. In early 2020, the outlook for the Waha basis differentials has deteriorated further, with the futures markets indicating Waha basis differentials between $1.20 and $2.00 per MMBtu throughout 2020 as of mid-February.
Beginning in late September 2019, as the GCX Pipeline became operational, we began selling a majority of our produced Delaware Basin natural gas at Houston Ship Channel pricing, and we realized an improvement in the natural gas pricing received despite higher transportation charges incurred to transport the natural gas to the Gulf Coast. Further, approximately 32% of our reported natural gas production in the third and fourth quarters of 2019 was attributable to the Haynesville and Eagle Ford shale plays, which are not exposed to Waha pricing. In addition, as a two-stream reporter, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
These widening oil and natural gas basis differentials are largely attributable to industry concerns regarding the near-term sufficiency of pipeline takeaway capacity for oil, natural gas and NGL production in the Delaware Basin. At February 25, 2020, we had not experienced material pipeline-related interruptions to our oil, natural gas or NGL production. In certain recent periods, shortages of NGL fractionation capacity were experienced by certain operators in the Delaware Basin. Although we did not encounter such fractionation capacity problems, we can provide no assurances that such problems will not arise. If we do experience any interruptions with takeaway capacity or NGL fractionation, our oil and natural gas revenues, business, financial condition, results of operations and cash flows could be adversely affected.
We anticipate that the volatility in these oil and natural gas price differentials could persist throughout 2020 or longer until additional oil and natural gas pipeline capacity from West Texas to the Texas Gulf Coast and other end markets is completed. We can provide no assurances as to how long these volatile differentials may persist, and as noted above, these price differentials could widen further in future periods. Should we experience future periods of negative pricing for natural gas as we did during the second quarter of 2019, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results. In addition, we have no derivative contracts in place to mitigate our exposure to these natural gas price differentials during 2020.
Our oil and natural gas exploration, development, production, midstream and related operations are subject to extensive federal, state and local laws, rules and regulations. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these laws, rules and regulations are frequently amended or reinterpreted and new laws, rules and regulations are proposed or promulgated, we are unable to predict the future cost or impact of complying with the laws, rules and regulations to which we are, or will become, subject. For example, in 2019 and 2020, separate bills were introduced in the New Mexico Senate proposing to add a surtax on natural gas processors and proposing to place a moratorium on hydraulic fracturing. In 2019, New Mexico’s governor also signed an executive order requiring a regulatory framework to ensure reductions of methane emissions. Although such bills have not passed, these and other laws, rules and regulations, including any federal legislation, regulations or orders intended to limit or restrict oil and natural gas operations on federal lands, if enacted, could have an adverse impact on our business, financial condition, results of operations and cash flows. In addition, certain segments of the investor community have recently expressed negative sentiment towards investing in the oil and natural gas industry, recent equity returns in the sector versus other industry sectors have led to lower oil and natural gas representation in certain key equity market indices and some investors, including certain pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and natural gas sector based on social and environmental considerations.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses during each reporting period. We believe that our estimates and assumptions are reasonable and reliable and that the actual results will not differ significantly from those reported; however, such estimates and assumptions are subject to a number of risks and uncertainties, and such risks and uncertainties could cause the actual results to differ materially from our estimates. We consider the following to be our most critical accounting policies and estimates involving significant judgment or estimates by our management. See Note 2 to the consolidated financial statements in this Annual Report for further details on our accounting policies at December 31, 2019.

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
Because the cost center ceiling calculation is based on the average of historical prices, which may or may not be representative of future prices, and requires a 10% discount factor, the resulting estimated value may not be indicative of the fair market value of our properties. Any impairment related to the excess of our net capitalized costs above the resulting cost center ceiling should not be viewed as an absolute indicator of a reduction in the ultimate value of the related oil and natural gas reserves.
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
The majority of our oil marketing contracts transfer physical custody and title at or near the wellhead, which is generally when control of the oil has been transferred to the purchaser. The majority of the oil produced is sold under contracts using market-based pricing, which price is then adjusted for differentials based upon delivery location and oil quality. To the extent the differentials are incurred at or after the transfer of control of the oil, the differentials are included in oil revenues on the statements of operations, as they represent part of the transaction price of the contract. If the differentials, or other related costs, are incurred prior to the transfer of control of the oil, those costs are included in production taxes, transportation and processing expenses on our consolidated statements of operations, as they represent payment for services performed outside of the contract with the customer.
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
We periodically enter into natural gas purchase transactions with third parties whereby we process a third party’s natural gas at the Black River Processing Plant and then purchase, and subsequently sell, the residue gas and NGLs to other purchasers. Revenues and expenses from these transactions are presented on a gross basis on our consolidated statements of operations as we act as a principal in the transactions by assuming the risk and rewards of ownership, including credit risk, of the natural gas purchased and by assuming the responsibility to deliver and process the natural gas volumes to be sold.
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
Stock-Based Compensation
We may grant equity-based and liability-based common stock, stock options, restricted stock, restricted stock units, performance stock units and other awards permitted under any long-term incentive plan then in effect to members of our Board of Directors and certain employees, contractors and advisors. We use the fair value method to measure and recognize the liability associated with our outstanding liability-based stock options (all of which were settled in the first quarter of 2020) and to measure and recognize the equity associated with our equity-based stock options. Stock options typically vest over three or four years, and the associated compensation expense is recognized on a straight-line basis over the vesting period. Restricted stock and restricted stock units typically vest over a period of one to four years, and compensation expense is recognized on a straight line basis over the vesting period. We use our own historical volatility to estimate the future volatility of our stock.
We have adopted the “simplified method” as outlined in Staff Accounting Bulletin Topic 14 for estimating the expected term of awards. The risk free interest rate is the rate for constant yield U.S. Treasury securities with a term to maturity that is consistent with the expected term of the award.
Assumptions are reviewed each time new equity-based option awards are granted and were reviewed quarterly for outstanding liability-based option awards. The assumptions used may be impacted by actual fluctuations in our stock price, movements in market interest rates and option terms. The use of different assumptions produces a different fair value for equity-based option awards and outstanding liability-based option awards and can significantly impact the amount of stock compensation expense recognized in our consolidated statement of operations or capitalized in accordance with our policy on capitalizing general and administrative expenses for employees involved in acquisition, exploration and development activities. We use the Black Scholes Merton model to determine the fair value of service-based option awards and the Monte Carlo method to determine the fair value of awards that contain a market condition. The fair value of restricted stock and restricted stock unit awards is recognized based on the closing price of our common stock on the date of the grant for awards issued under the 2003 Plan and on the trading day prior to the date of grant for awards issued under the 2019 Incentive Plan. See Note 9 to the consolidated financial statements in this Annual Report for further details on our stock-based compensation at December 31, 2019.
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
Oil and Natural Gas Reserves Quantities and Standardized Measure of Future Net Revenue
Our engineers and technical staff prepare our estimates of oil and natural gas reserves and associated future net revenues. While the applicable rules allow us to disclose proved, probable and possible reserves, we have elected to present only proved reserves in this Annual Report. The applicable rules define proved reserves as the quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project within a reasonable time.
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
Leases
On January 1, 2019, the Company began recording in the consolidated balance sheet certain of the Company’s compressor leases, drilling rig leases and office leases, which were previously considered operating leases and not reported on the Company’s consolidated balance sheets. The present value of the related lease payments is recorded as a liability and an equal amount is capitalized as a right of use asset on the Company’s consolidated balance sheet. Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s estimated incremental borrowing rate, determined at the lease commencement date using the Company’s average secured borrowing rate, is used to calculate present value. For these purposes, the lease term includes options to extend the lease when it is reasonably certain that the Company will exercise such option. Leases with terms of 12 months or less at inception are not recorded on the consolidated balance sheet unless there is a significant cost to terminate the lease, including the cost of removal of the leased asset. As the Company is the responsible party under these arrangements, the Company records the resulting assets and liabilities on a gross basis in its consolidated balance sheets.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At December 31, 2019, The Bank of Nova Scotia and BMO Harris Financing (Bank of Montreal) (or affiliates thereof) were the counterparties for all of our derivative instruments. We have considered the credit standing of the counterparties in determining the fair value of our derivative financial instruments.
At December 31, 2019, we had entered into various costless collar contracts to mitigate our exposure to fluctuations in oil prices, each with an established price floor and ceiling. When the settlement price is below the price floor established by one or more of these collars, we receive from our counterparty an amount equal to the difference between the settlement price and the price floor multiplied by the contract oil volume. When the settlement price is above the price ceiling established by one or more of the costless collars, we pay our counterparty an amount equal to the difference between the settlement price and the price ceiling multiplied by the contract oil volume.
During the year ended December 31, 2019, we entered into various swap contracts to mitigate our exposure to price differences between NYMEX West Texas Intermediate Cushing and Argus West Texas Intermediate Midland crude oil. When the settlement price is below the fixed price established by one or more of these swaps, we receive from the counterparty an amount equal to the difference between the settlement price and the fixed price multiplied by the contract oil volume. When the settlement price is above the fixed price established by one or more of these swaps, we pay to the counterparty an amount equal to the difference between the settlement price and the fixed price multiplied by the contract oil volume.
See Note 12 to the consolidated financial statements in this Annual Report for a summary of our open derivative financial instruments at December 31, 2019. Such information is incorporated herein by reference.
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
Interest rate risk. We do not and have not used interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense on existing debt since we borrowed under our Credit Agreement for the first time in December 2010. At December 31, 2019, we had outstanding borrowings of $255.0 million at an interest rate of 3.28% per annum under our Credit Agreement, $1.05 billion in Notes outstanding at a coupon rate of 5.875% per annum and $288.0 million of outstanding borrowings under the San Mateo Credit Facility at an interest rate of 3.55% per annum. If we incur additional indebtedness in the future and at higher interest rates, we may use interest rate derivatives. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
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
While we do not require our customers to post collateral and we do not have a formal process in place to evaluate and assess the credit standing of our significant customers for oil and natural gas receivables and the counterparties on our derivative instruments, we do evaluate the credit standing of such counterparties as we deem appropriate under the circumstances. This evaluation requires us to conduct the due diligence necessary to determine credit terms and credit limits, which may include (i) reviewing a counterparty’s credit rating, latest financial information and, in the case of a customer with which we have receivables, its historical payment record and the financial ability of its parent company to make payment if the customer cannot and (ii) undertaking the due diligence necessary to determine credit terms and credit limits. The counterparties on our derivative financial instruments in place at February 25, 2020 were The Bank of Nova Scotia and BMO Harris Financing (Bank of Montreal) (or affiliates thereof), which are lenders (or affiliates thereof) under our Credit Agreement, and we are likely to enter into any future derivative instruments with such banks or other lenders (or affiliates thereof) party to the Credit Agreement.
Impact of Inflation. Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2019, 2018 and 2017. Although the impact of inflation has been generally insignificant in recent years, it is still a factor in the U.S. economy and we tend to specifically experience inflationary pressure on the cost of oilfield services and equipment with increases in oil and natural gas prices and with increases in drilling activity in our areas of operations, including the Wolfcamp and Bone Spring plays in the Delaware Basin, the Eagle Ford shale play and the Haynesville shale play. See “Risk Factors — The Unavailability or High Cost of Drilling Rigs, Completion Equipment and Services, Supplies and Personnel, Including Hydraulic Fracturing Equipment and Personnel, Could Adversely Affect Our Ability to Establish and Execute Exploration and Development Plans within Budget and on a Timely Basis, Which Could Have a Material Adverse Effect on Our Financial Condition, Results of Operations and Cash Flows.”
Item 8. Financial Statements and Supplementary Data.
Our financial statements appear at the end of this Annual Report beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2019, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.
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
KPMG, our independent registered public accounting firm, has issued an attestation report on our controls over financial reporting as of December 31, 2019 as included herein.

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
Opinion on Internal Control Over Financial Reporting
We have audited Matador Resources Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/    KPMG LLP
Dallas, Texas
March 2, 2020

Item 9B. Other Information.
On September 28, 2012, Matador, as a guarantor, along with certain other guarantors thereto, MRC Energy Company, a wholly-owned subsidiary of Matador (“MRC”), as borrower, the lenders party thereto (the “Lenders”) and Royal Bank of Canada, as administrative agent, entered into the Credit Agreement. For a summary of key terms of the Credit Agreement, see Note 7 to the consolidated financial statements in this Annual Report, which description is incorporated herein by reference. On February 27, 2020, MRC, as borrower, entered into an amendment (the “Amendment”) to the Credit Agreement, and Matador reaffirmed its guaranty of MRC’s obligations under the Credit Agreement. The Amendment affirmed the $900.0 million borrowing base, increased the elected borrowing commitment from $500.0 million to $700.0 million and added two lenders.
The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is included in this Annual Report as Exhibit 10.55 and is incorporated herein by reference.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report (our “Definitive Proxy Statement”). Such responsive information is expected to be included under the captions “Proposal 1—Election of Directors,” “Corporate Governance,” “Executive Compensation” and “Director Compensation.”
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
Item 14. Principal Accounting Fees and Services.
The information required in response to this Item 14 is incorporated herein by reference to our Definitive Proxy Statement under the caption “Proposal 3—Ratification of Appointment of KPMG LLP.”
.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Annual Report:
1. Index to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2019 and 2018, Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017, Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017 and Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017.
2. Financial Statement Schedules: All other schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.
3. Exhibits: The exhibits required to be filed by this Item 15 are set forth in the Exhibit Index included below.
Item 16. Form 10-K Summary.
None.

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

4.4	Description of Capital Stock (filed herewith).

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

10.11
Third Amended and Restated Credit Agreement, dated as of September 28, 2012, by and among MRC Energy Company, as Borrower, the Lending Entities from time to time parties thereto, as Lenders, and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2012).

10.12
Second Amended and Restated Pledge and Security Agreement, by and among MRC Energy Company, Longwood Gathering and Disposal Systems GP, Inc. and Royal Bank of Canada, as Administrative Agent, dated as of September 28, 2012 (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the year ended December 31, 2012).

10.13
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

10.14
First Amendment to Third Amended and Restated Credit Agreement dated as of March 11, 2013, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the year ended December 31, 2012).

10.15
Second Amendment to Third Amended and Restated Credit Agreement dated as of June 4, 2013, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 6, 2013).

10.16
Third Amendment to Third Amended and Restated Credit Agreement, dated as of August 7, 2013, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.17
Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of March 12, 2014, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K for the year ended December 31, 2013).

10.18
Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of September 5, 2014, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 8, 2014).

10.19
Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of April 14, 2015, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 14, 2015).

10.20
Seventh Amendment to Third Amended and Restated Credit Agreement, dated as of October 16, 2015, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 21, 2015).

10.21
Eighth Amendment to Third Amended and Restated Credit Agreement, dated as of October 31, 2016, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2016).

10.22
Limited Consent and Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of December 9, 2016, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 9, 2016).

10.23
Tenth Amendment to Third Amended and Restated Credit Agreement, dated as of April 28, 2017, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2017).

10.24†	Form of Employment Agreement between Matador Resources Company and Craig N. Adams (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the year ended December 31, 2013).

10.25†
Form of Employment Agreement between Matador Resources Company and Van H. Singleton, II, effective February 5, 2015 (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K for the year ended December 31, 2014).

10.26†
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

10.29†	Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 11, 2015).

10.30†
Matador Resources Company Nonqualified Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K for the year ended December 31, 2015).

10.31†
Form of Restricted Stock Unit Award Agreement relating to the Matador Resources Company 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K for the year ended December 31, 2016).

10.32†
Form of Restricted Stock Unit Award Agreement for deferred delivery relating to the Matador Resources Company 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.63 to the Annual Report on Form 10-K for the year ended December 31, 2016).

10.33†
Form of Letter Agreement between Matador Resources Company and certain directors modifying Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.64 to the Annual Report on Form 10-K for the year ended December 31, 2016).

10.34†
Form of Employment Agreement between Matador Resources Company and each of Billy E. Goodwin and G. Gregg Krug, effective February 19, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.35†
Form of Restricted Stock Unit Award Agreement for Annual Grants with delayed delivery relating to the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.36†
Amendment Number One to the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.37†
Form of Restricted Stock Unit Award Agreement for director awards with deferred delivery under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.38†
Form of Nonqualified Stock Option Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees without employment agreements (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.39†
Form of Nonqualified Stock Option Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.40†
Form of Restricted Stock Award Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees without employment agreements (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.41†
Form of Restricted Stock Award Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.42†
First Amendment to the Employment Agreement between Matador Resources Company and Billy E. Goodwin (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.43†
Amended and Restated Employment Agreement between Matador Resources Company and Bradley M. Robinson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.44
Eleventh Amendment to Third Amended and Restated Credit Agreement, dated as of August 7, 2018, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2018).

10.45
Twelfth Amendment to Third Amended and Restated Credit Agreement, dated as of October 1, 2018, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 4, 2018).

10.46
Thirteenth Amendment to Third Amended and Restated Credit Agreement, dated as of October 31, 2018, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 1, 2018).

10.47†
Matador Resources Company Annual Cash Incentive Plan, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K for the year ended December 31, 2018).

10.48†
Form of Phantom Unit Award Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.67 to the Annual Report on Form 10-K for the year ended December 31, 2018).

10.49†
Form of Performance Stock Unit Award Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.68 to the Annual Report on Form 10-K for the year ended December 31, 2018).

10.50†	Matador Resources Company 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on June 6, 2019).

10.51†
Form of Restricted Stock Unit Award Agreement for director awards under the Matador Resources Company 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.52†
Form of Restricted Stock Unit Award Agreement for director awards with deferred delivery under the Matador Resources Company 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.53†
First Amendment to the Employment Agreement between Matador Resources Company and G. Gregg Krug (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.54†
First Amendment to the Amended and Restated Employment Agreement between Matador Resources Company and Bradley M. Robinson (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.55
Fourteenth Amendment to Third Amended and Restated Credit Agreement, dated as of February 27, 2020, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (filed herewith).

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

101
The following financial information from Matador Resources Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

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

MATADOR RESOURCES COMPANY

March 2, 2020	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Wm. Foran	Chairman and Chief Executive Officer	March 2, 2020
Joseph Wm. Foran	(Principal Executive Officer)

/s/ David E. Lancaster	Executive Vice President and Chief Financial Officer	March 2, 2020
David E. Lancaster	(Principal Financial Officer)

/s/ Robert T. Macalik	Senior Vice President and Chief Accounting Officer	March 2, 2020
Robert T. Macalik	(Principal Accounting Officer)

/s/ Reynald A. Baribault	Director	March 2, 2020
Reynald A. Baribault

/s/ R. Gaines Baty	Director	March 2, 2020
R. Gaines Baty

/s/ Craig T. Burkert	Director	March 2, 2020
Craig T. Burkert

/s/ William M. Byerley	Director	March 2, 2020
William M. Byerley

/s/ Matthew P. Clifton	Director	March 2, 2020
Matthew P. Clifton

/s/ Monika U. Ehrman	Director	March 2, 2020
Monika U. Ehrman

/s/ Julia P. Forrester Rogers	Director	March 2, 2020
Julia P. Forrester Rogers

/s/ Timothy E. Parker	Director	March 2, 2020
Timothy E. Parker

/s/ David M. Posner	Director	March 2, 2020
David M. Posner

/s/ Kenneth L. Stewart	Director	March 2, 2020
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
Differential. The difference between a particular oil or natural gas price and the applicable benchmark price, such as the NYMEX West Texas Intermediate oil price or the NYMEX Henry Hub natural gas price.
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
Lateral length. Length of the completed portion of a horizontal well.
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
December 31, 2019, 2018 and 2017

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Matador Resources Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Matador Resources Company and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016‑02, Leases (Topic 842), and related amendments.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the impact of estimated oil and natural gas reserves related to evaluated oil and natural gas properties on depletion expense and the ceiling test calculation
As discussed in Note 2 to the consolidated financial statements, the Company uses the full-cost method of accounting for its investments in oil and natural gas properties and amortizes capitalized costs of oil and natural gas properties using the unit-of-production method based on production and estimates of proved reserves quantities. For the year ended December 31, 2019, the Company recorded depletion expense of evaluated oil and natural gas properties of $330.7 million. Additionally, as discussed in Note 3 to the consolidated financial statements, the Company recorded $4.6 billion of gross evaluated oil and natural gas properties as of December 31, 2019. The Company is required to perform a ceiling test calculation on a quarterly basis and the applicable ceiling is equal to the sum of (1) the present value, discounted at 10%, of future net revenues of proved oil and natural gas reserves, reduced by the estimated costs of developing these reserves, plus (2) unproved and unevaluated property costs not being amortized, plus (3) the lower of cost or estimated fair value of unproved and unevaluated properties included in the costs being amortized, if any, less (4) any income tax effects related to the properties involved. Estimates of economically recoverable oil and natural gas reserves depend upon a number of factors and assumptions, including quantities of oil and natural gas that are ultimately recovered, the timing of the recovery of oil and natural gas reserves, the operating costs incurred, the amount of future development expenditures, and the price received for the production. The Company’s internal reserves engineers prepare an estimate of the proved oil and natural gas reserves, and the Company engages external reserves engineers to independently evaluate the proved oil and natural gas reserves estimated by the Company.
We identified the assessment of the impact of estimated oil and natural gas reserves related to evaluated oil and natural gas properties on both depletion expense and the ceiling test calculation as a critical audit matter. There is a high degree of subjectivity in evaluating the estimate of proved oil and natural gas reserves, as auditor judgment was required to evaluate the assumptions used by the Company related to forecasted production, development costs, operating costs, and forecasted oil and natural gas prices inclusive of market differentials.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s depletion and ceiling test processes, including controls related to the assumptions used to estimate proved reserves used in the respective calculations. We assessed the competence, capabilities, and objectivity of the Company’s internal reserves engineers, who estimated the proved reserves, and the external reserves engineers engaged by the Company. We assessed the methodology used by the Company to estimate the reserves for consistency with industry and regulatory standards. We also compared the pricing assumptions, including price differentials, used in the reserves engineers’ estimate of the proved reserves to publicly available oil and natural gas pricing data. We evaluated assumptions used in the reserves engineers’ estimate regarding future operating and development costs based on historical information. In addition, we compared the forecasted production volumes assumption used by the Company in the current period to historical production and we compared the Company’s historical production forecasts to actual production volumes to assess the Company’s ability to accurately forecast. We read the findings of the Company’s external reserves engineers in connection with our evaluation of the Company’s reserves estimates. We analyzed the depletion expense calculation for compliance with industry and regulatory standards, and recalculated it. We also analyzed the ceiling test impairment calculation for compliance with industry and regulatory standards. In addition, we performed an independent calculation of the ceiling test impairment calculation and compared our results with the Company’s results.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas
March 2, 2020

Matador Resources Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2019	2018
ASSETS
Current assets
Cash	$40,024	$64,545
Restricted cash	25,104	19,439
Accounts receivable
Oil and natural gas revenues	95,228	68,161
Joint interest billings	67,546	61,831
Other	26,639	16,159
Derivative instruments	—	49,929
Lease and well equipment inventory	10,744	17,564
Prepaid expenses and other current assets	13,207	8,057
Total current assets	278,492	305,685
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	4,557,265	3,780,236
Unproved and unevaluated	1,126,992	1,199,511
Midstream properties	643,903	428,025
Other property and equipment	27,021	22,041
Less accumulated depletion, depreciation and amortization	(2,655,586)	(2,306,949)
Net property and equipment	3,699,595	3,122,864
Other assets
Deferred income taxes	—	20,457
Other long-term assets	91,589	6,512
Total other assets	91,589	26,969
Total assets	$4,069,676	$3,455,518
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$25,230	$66,970
Accrued liabilities	200,695	170,855
Royalties payable	85,193	64,776
Amounts due to affiliates	19,606	13,052
Derivative instruments	1,897	—
Advances from joint interest owners	14,837	10,968
Amounts due to joint ventures	486	2,373
Other current liabilities	51,828	1,028
Total current liabilities	399,772	330,022
Long-term liabilities
Borrowings under Credit Agreement	255,000	40,000
Borrowings under San Mateo Credit Facility	288,000	220,000
Senior unsecured notes payable	1,039,416	1,037,837
Asset retirement obligations	35,592	29,736
Derivative instruments	1,984	83
Deferred income taxes	37,329	13,221
Other long-term liabilities	43,131	4,962
Total long-term liabilities	1,700,452	1,345,839
Commitments and contingencies (Note 14)
Shareholders’ equity
Common stock — $0.01 par value, 160,000,000 shares authorized; 116,644,246 and 116,374,503 shares issued; and 116,642,899 and 116,353,590 shares outstanding, respectively	1,166	1,164
Additional paid-in capital	1,981,014	1,924,408
Accumulated deficit	(148,500)	(236,277)
Treasury stock, at cost, 1,347 and 20,913 shares, respectively	(26)	(415)
Total Matador Resources Company shareholders’ equity	1,833,654	1,688,880
Non-controlling interest in subsidiaries	135,798	90,777
Total shareholders’ equity	1,969,452	1,779,657
Total liabilities and shareholders’ equity	$4,069,676	$3,455,518
The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Oil and natural gas revenues	$892,325	$800,700	$528,684
Third-party midstream services revenues	59,110	21,920	10,198
Sales of purchased natural gas	74,769	7,071	—
Lease bonus - mineral acreage	1,711	2,489	—
Realized gain (loss) on derivatives	9,482	2,334	(4,321)
Unrealized (loss) gain on derivatives	(53,727)	65,085	9,715
Total revenues	983,670	899,599	544,276
Expenses
Production taxes, transportation and processing	92,273	76,138	58,275
Lease operating	117,305	92,966	67,313
Plant and other midstream services operating	36,798	24,609	13,039
Purchased natural gas	69,398	6,635	—
Depletion, depreciation and amortization	350,540	265,142	177,502
Accretion of asset retirement obligations	1,822	1,530	1,290
General and administrative	80,054	69,308	66,016
Total expenses	748,190	536,328	383,435
Operating income	235,480	363,271	160,841
Other income (expense)
Net (loss) gain on asset sales and inventory impairment	(967)	(196)	23
Interest expense	(73,873)	(41,327)	(34,565)
Prepayment premium on extinguishment of debt	—	(31,226)	—
Other (expense) income	(2,126)	1,551	3,551
Total other expense	(76,966)	(71,198)	(30,991)
Income before income taxes	158,514	292,073	129,850
Income tax provision (benefit)
Current	—	(455)	(8,157)
Deferred	35,532	(7,236)	—
Total income tax provision (benefit)	35,532	(7,691)	(8,157)
Net income	122,982	299,764	138,007
Net income attributable to non-controlling interest in subsidiaries	(35,205)	(25,557)	(12,140)
Net income attributable to Matador Resources Company shareholders	$87,777	$274,207	$125,867
Earnings per common share
Basic	$0.75	$2.41	$1.23
Diluted	$0.75	$2.41	$1.23
Weighted average common shares outstanding
Basic	116,555	113,580	102,029
Diluted	117,063	113,691	102,543

The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
For the Years Ended December 31, 2019, 2018 and 2017

							Total shareholders’ equity attributable to Matador Resources Company

			Additional paid-in capital	Accumulated deficit	Treasury Stock			Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2017	99,519	$995	$1,325,481	$(636,351)	6	$—	$690,125	$1,320	$691,445
Issuance of common stock pursuant to employee stock compensation plan	530	5	(5)	—	—	—	—	—	—
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	77	1	(1)	—	—	—	—	—	—
Issuance of common stock pursuant to public offering	8,000	80	208,640	—	—	—	208,720	—	208,720
Cost to issue equity	—	—	(280)	—	—	—	(280)	—	(280)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	19,594	—	—	—	19,594	—	19,594
Stock options exercised, net of options forfeited in net share settlements	514	5	(1,189)	—	—	—	(1,184)	—	(1,184)
Restricted stock forfeited	—	—	—	—	123	(1,658)	(1,658)	—	(1,658)
Purchase of non-controlling interest of less-than-wholly-owned subsidiary	—	—	(1,250)	—	—	—	(1,250)	(1,403)	(2,653)
Contributions related to formation of San Mateo I (see Note 6)	—	—	116,622	—	—	—	116,622	54,878	171,500
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	44,100	44,100
Distributions to non-controlling interest owners of less-than wholly-owned subsidiaries	—	—	—	—	—	—	—	(10,045)	(10,045)
Cancellation of treasury stock	(126)	(1)	(1,588)	—	(126)	1,589	—	—	—
Current period net income	—	—	—	125,867	—	—	125,867	12,140	138,007
Balance at December 31, 2017	108,514	1,085	1,666,024	(510,484)	3	(69)	1,156,556	100,990	1,257,546
Issuance of common stock pursuant to employee stock compensation plan	759	8	(8)	—	—	—	—	—	—
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	81	1	(1)	—	—	—	—	—	—
Issuance of common stock pursuant to public offering	7,000	70	226,542	—	—	—	226,612	—	226,612
Cost to issue equity	—	—	(204)	—	—	—	(204)	—	(204)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	22,660	—	—	—	22,660	—	22,660
Stock options exercised, net of options forfeited in net share settlements	179	2	(1,269)	—	—	—	(1,267)	—	(1,267)
Restricted stock forfeited	—	—	—	—	176	(4,384)	(4,384)	—	(4,384)
Contributions related to formation of San Mateo I (see Note 6)	—	—	14,700	—	—	—	14,700	—	14,700
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	85,750	85,750
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(121,520)	(121,520)
Cancellation of treasury stock	(158)	(2)	(4,036)	—	(158)	4,038	—	—	—
Current period net income	—	—	—	274,207	—	—	274,207	25,557	299,764
Balance at December 31, 2018	116,375	$1,164	$1,924,408	$(236,277)	21	$(415)	$1,688,880	$90,777	$1,779,657

							Total shareholders’ equity attributable to Matador Resources Company

			Additional paid-in capital	Accumulated deficit	Treasury Stock			Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock
	Shares	Amount			Shares	Amount
Balance at December 31, 2018	116,375	$1,164	$1,924,408	$(236,277)	21	$(415)	$1,688,880	$90,777	$1,779,657
Issuance of common stock pursuant to employee stock compensation plan	240	2	(2)	—	—	—	—	—	—
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	50	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	23,396	—	—	—	23,396	—	23,396
Stock options exercised, net of options forfeited in net share settlements	220	2	3,298	—	—	—	3,300	—	3,300
Liability-based stock option awards settled	1	—	11	—	—	—	11	—	11
Restricted stock forfeited	—	—	—	—	222	(3,691)	(3,691)	—	(3,691)
Contribution related to formation of San Mateo I, net of tax of $3.1 million (See Note 6)	—	—	11,613	—	—	—	11,613	—	11,613
Contribution of property related to formation of San Mateo II (See Note 6)	—	—	(506)	—	—	—	(506)	506	—
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries, net of tax of $5.9 million (See Note 6)	—	—	22,874	—	—	—	22,874	48,510	71,384
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(39,200)	(39,200)
Cancellation of treasury stock	(242)	(2)	(4,078)	—	(242)	4,080	—	—	—
Current period net income	—	—	—	87,777	—	—	87,777	35,205	122,982
Balance at December 31, 2019	116,644	$1,166	$1,981,014	$(148,500)	1	$(26)	$1,833,654	$135,798	$1,969,452

The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$122,982	$299,764	$138,007
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized loss (gain) on derivatives	53,727	(65,085)	(9,715)
Depletion, depreciation and amortization	350,540	265,142	177,502
Accretion of asset retirement obligations	1,822	1,530	1,290
Stock-based compensation expense	18,505	17,200	16,654
Prepayment premium on extinguishment of debt	—	31,226	—
Deferred income tax provision (benefit)	35,532	(7,236)	—
Amortization of debt issuance cost	2,484	1,357	468
Net loss (gain) on asset sales and inventory impairment	967	196	(23)
Changes in operating assets and liabilities
Accounts receivable	(43,261)	(4,934)	(82,549)
Lease and well equipment inventory	4,777	(12,176)	(3,623)
Prepaid expenses and other current assets	(4,844)	(1,770)	(2,960)
Other long-term assets	678	3,418	(6,425)
Accounts payable, accrued liabilities and other current liabilities	(19,004)	68,647	33,559
Royalties payable	20,417	3,418	37,370
Advances from joint interest owners	3,869	8,179	1,089
Other long-term liabilities	2,851	(353)	(1,519)
Net cash provided by operating activities	552,042	608,523	299,125
Investing activities
Oil and natural gas properties capital expenditures	(730,161)	(1,357,802)	(699,445)
Midstream capital expenditures	(192,035)	(163,222)	(115,128)
Expenditures for other property and equipment	(3,701)	(2,562)	(5,688)
Proceeds from sale of assets	21,921	8,333	977
Net cash used in investing activities	(903,976)	(1,515,253)	(819,284)
Financing activities
Repayments of borrowings	(35,000)	(370,000)	—
Borrowings under Credit Agreement	250,000	410,000	—
Borrowings under San Mateo Credit Facility	68,000	220,000	—
Cost to enter into or amend credit facilities	(1,443)	(3,077)	—
Proceeds from issuance of senior unsecured notes	—	1,051,500	—
Cost to issue senior unsecured notes	—	(14,098)	—
Purchase of senior unsecured notes	—	(605,780)	—
Proceeds from issuance of common stock	—	226,612	208,720
Cost to issue equity	—	(204)	(280)
Proceeds from stock options exercised	3,300	815	2,920
Contributions related to formation of San Mateo I	14,700	14,700	171,500
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	77,330	85,750	44,100
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(39,200)	(121,520)	(10,045)
Taxes paid related to net share settlement of stock-based compensation	(3,691)	(6,466)	(5,763)
Purchase of non-controlling interest of less-than-wholly-owned subsidiary	—	—	(2,653)
Cash paid under financing lease obligations	(918)	—	—
Net cash provided by financing activities	333,078	888,232	408,499
Decrease in cash and restricted cash	(18,856)	(18,498)	(111,660)
Cash and restricted cash at beginning of year	83,984	102,482	214,142
Cash and restricted cash at end of year	$65,128	$83,984	$102,482
Supplemental disclosures of cash flow information (Note 15)
The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of Matador and its wholly-owned and majority-owned subsidiaries. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Accordingly, the Company consolidates certain subsidiaries and joint ventures that are less-than-wholly-owned and are not involved in oil and natural gas exploration, including San Mateo, and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification (“ASC”), Consolidation (Topic 810). The Company proportionately consolidates certain joint ventures that are less-than-wholly-owned and are involved in oil and natural gas exploration. All intercompany balances and transactions have been eliminated in consolidation.
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
Change in Accounting Principles
Leases. During the first quarter of 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) and the amendments provided for in ASU 2018-11, Leases (Topic 842), which require the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that the Company chose to apply. These practical expedients relate to (i) the identification and classification of leases that commenced before the effective date, (ii) the treatment of initial direct costs for leases that commenced before the effective date, (iii) the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset and (iv) the ability to initially apply the new lease standard at the adoption date. During the first quarter of 2019, the Company also adopted ASU 2018-01, Leases (Topic 842), which is a land easement practical expedient, and, as a result, the Company began evaluating land easements that are entered into or modified after December 31, 2018. See Note 4 for additional disclosures related to leases.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

The adoption of these ASUs resulted in the Company recording in the consolidated balance sheet beginning January 1, 2019 certain of the Company’s compressor leases, drilling rig leases and office leases, which were previously considered operating leases and not reported on the Company’s consolidated balance sheets. As such, upon adoption, the Company recorded (i) long-term right of use assets of $62.3 million, which are included in “Other assets” and “Other property and equipment,” and (ii) net right of use liabilities of $62.3 million, which are included in “Other current liabilities” and “Other long-term liabilities.” There was no cumulative-effect adjustment to the opening balance of accumulated deficit as a result of the adoption of these ASUs.
Stock Compensation. During the first quarter of 2019, the Company also adopted ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which extends the scope of Topic 718 to include share-based payment transactions related to the acquisition of goods and services from nonemployees. Previously, the Company accounted for stock-based awards to special advisors and contractors under ASC 505-50 as liability instruments, and the fair value of the awards was recalculated each reporting period. Upon adoption, all such awards are now measured at fair value on the grant date, and the resulting expense is recognized on a straight-line basis over the awards’ vesting periods. The transitional guidance requires entities to remeasure all unvested awards that are being accounted for under ASC 505-50 as liability instruments as of the beginning of the year in which this ASU is adopted. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
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
Accounts Receivable
The Company sells its operated oil, natural gas and natural gas liquid (“NGL”) production to various purchasers (See “Revenues” below.) In addition, the Company may participate with industry partners in the drilling, completion and operation of oil and natural gas wells. Substantially all of the Company’s accounts receivable are due from either purchasers of oil, natural gas and NGLs or participants in oil and natural gas wells for which the Company serves as the operator. Accounts receivable are due within 30 to 60 days of the production date and 30 days of the billing date and are stated at amounts due from purchasers and industry partners. Amounts are considered past due if they have been outstanding for 60 days or more. No interest is typically charged on past due amounts.
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
For the year ended December 31, 2019, two significant purchasers accounted for 67% of the Company’s total oil, natural gas and NGL revenues: Plains Marketing, L.P. (53%) and BP America Production Company (14%). For the year ended December 31, 2018, four significant purchasers accounted for 60% of the Company’s total oil, natural gas and NGL revenues: Plains Marketing, L.P. (19%), BP America Production Company (15%), Occidental Energy Marketing, Inc. (14%) and Western Refining Crude Oil (12%). For the year ended December 31, 2017, four significant purchasers accounted for 60% of the Company’s total oil, natural gas and NGL revenues: Occidental Energy Marketing, Inc. (23%), Plains Marketing, L.P. (14%), Shell Trading (US) Company (12%) and Western Refining Crude Oil (11%). If the Company lost one or more of these significant purchasers and were unable to sell its production to other purchasers on terms it considers acceptable, it could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows. At December 31, 2019, 2018 and 2017, approximately 31%, 34% and 43%, respectively, of the Company’s accounts receivable, including joint interest billings, related to these purchasers.
Lease and Well Equipment Inventory
Lease and well equipment inventory is stated at the lower of cost or market and consists entirely of materials or equipment scheduled for use in future well or midstream operations.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Oil and Natural Gas Properties
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, all costs associated with the acquisition, exploration and development of oil and natural gas properties and reserves, including unproved and unevaluated property costs, are capitalized as incurred and accumulated in a single cost center representing the Company’s activities, which are undertaken exclusively in the United States. Such costs include lease acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, costs of drilling both productive and non-productive wells, capitalized interest on qualifying projects and general and administrative expenses directly related to acquisition, exploration and development activities, but do not include any costs related to production, selling or general corporate administrative activities. The Company capitalized $31.1 million, $28.3 million and $23.1 million of its general and administrative costs into oil and natural gas properties in 2019, 2018 and 2017, respectively. The Company capitalized $7.6 million, $8.8 million and $7.3 million of its interest expense into oil and natural gas properties for the years ended December 31, 2019, 2018 and 2017, respectively.
Capitalized costs of oil and natural gas properties are amortized using the unit-of-production method based upon production and estimates of proved reserves quantities. For the years ended December 31, 2019, 2018 and 2017, the Company recorded depletion expense of $330.7 million, $251.8 million and $170.3 million, respectively. Unproved and unevaluated property costs are excluded from the amortization base used to determine depletion. Unproved and unevaluated properties are assessed for possible impairment on a periodic basis based upon changes in operating or economic conditions. This assessment includes consideration of the following factors, among others: the assignment of proved reserves, geological and geophysical evaluations, intent to drill, remaining lease term and drilling activity and results. Upon impairment, the costs of the unproved and unevaluated properties are immediately included in the amortization base. Exploratory dry holes are included in the amortization base immediately upon determination that the well is not productive.
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
The estimated present value of after-tax future net cash flows from proved oil and natural gas reserves is highly dependent upon the quantities of proved reserves, the estimation of which requires substantial judgment. The associated commodity prices and the applicable discount rate used in these estimates are in accordance with guidelines established by the SEC. Under these guidelines, oil and natural gas reserves are estimated using then-current operating and economic conditions, with no provision for price and cost changes in future periods except by contractual arrangements. Future net revenues are calculated using prices that represent the arithmetic averages of the first-day-of-the-month oil and natural gas prices for the previous 12-month period, and a 10% discount factor is used to determine the present value of future net revenues. For the period from January through December 2019, these average oil and natural gas prices were $52.19 per Bbl and $2.58 per MMBtu, respectively. For the period from January through December 2018, these average oil and natural gas prices were $62.04 per Bbl and $3.10 per MMBtu, respectively. For the period from January through December 2017, these average oil and natural gas prices were $47.79 per Bbl and $2.98 per MMBtu, respectively. In estimating the present value of after-tax future

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

net cash flows from proved oil and natural gas reserves, the average oil prices were further adjusted by property for quality, transportation and marketing fees and regional price differentials, and the average natural gas prices were further adjusted by property for energy content, transportation and marketing fees and regional price differentials.
During the years ended December 31, 2019, 2018 and 2017, the Company’s full-cost ceiling exceeded the net capitalized costs less related deferred income taxes. As a result, the Company recorded no impairment to its net capitalized costs during the years ended December 31, 2019, 2018 and 2017.
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
Midstream Properties and Other Property and Equipment
Midstream properties and other property and equipment are recorded at historical cost and include midstream equipment and facilities, including the Company’s pipelines, processing facilities and salt water disposal systems, and corporate assets, including furniture, fixtures, equipment, land and leasehold improvements. Midstream equipment and facilities are depreciated over a 30-year useful life using the straight-line, mid-month convention method. Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Software, furniture, fixtures and other equipment are depreciated over their useful life (five to 30 years) using the straight-line method. The Company capitalized $1.8 million and $1.6 million of general and administrative costs into midstream properties in 2019 and 2018, respectively. The Company did not capitalize any general and administrative costs into midstream properties in 2017. The Company capitalized $0.9 million of interest expense into midstream properties for the year ended December 31, 2019. The Company did not capitalize any interest expense into midstream properties for the years ended December 31, 2018 and 2017. Maintenance and repair costs that do not extend the useful life of the property or equipment are expensed as incurred. See Note 3 for a detail of midstream properties and other property and equipment.
Gains and losses associated with the disposition of midstream properties and other property and equipment are recognized as a component of other income (expense) in the consolidated statements of operations.
Asset Retirement Obligations
The Company recognizes the fair value of an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The asset retirement obligation is recorded as a liability at its estimated present value, with an offsetting increase recognized in oil and natural gas properties, midstream properties or other property and equipment on the consolidated balance sheets. Periodic accretion of the discounted value of the estimated liability is recorded as an expense in the consolidated statements of operations.
Derivative Financial Instruments
From time to time, the Company uses derivative financial instruments to mitigate its exposure to commodity price risk associated with oil, natural gas and NGL prices. The Company’s derivative financial instruments are recorded on the consolidated balance sheets as either an asset or a liability measured at fair value. The Company has elected not to apply hedge accounting for its existing derivative financial instruments, and as a result, the Company recognizes the change in derivative fair value between reporting periods currently in its consolidated statements of operations. The fair value of the Company’s derivative financial instruments is determined using industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value of money and (iii) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Realized gains and losses from the settlement of derivative financial instruments and unrealized gains and unrealized losses from valuation changes in the remaining unsettled derivative financial instruments are reported as a component of revenues in the consolidated statements of operations. See Note 12 for additional information about the Company’s derivative instruments.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Revenues
The Company enters into contracts with customers to sell its oil and natural gas production. Revenue from these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606, Revenue from Contracts with Customers (Topic 606). Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under oil and natural gas marketing contracts is typically received from the purchaser one to two months after production.
The majority of the Company’s oil marketing contracts transfer physical custody and title at or near the wellhead, which is generally when control of the oil has been transferred to the purchaser. The majority of the oil produced is sold under contracts using market-based pricing, which price is then adjusted for differentials based upon delivery location and oil quality. To the extent the differentials are incurred at or after the transfer of control of the oil, the differentials are included in oil revenues on the statements of operations, as they represent part of the transaction price of the contract. If the differentials, or other related costs, are incurred prior to the transfer of control of the oil, those costs are included in production taxes, transportation and processing expenses on the Company’s consolidated statements of operations, as they represent payment for services performed outside of the contract with the customer.
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

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the years ended December 31, 2019 and 2018 (in thousands).

	Year Ended December 31,
	2019	2018
Revenues from contracts with customers	$1,026,204	$829,691
Lease bonus - mineral acreage	1,711	2,489
Realized gain on derivatives	9,482	2,334
Unrealized (loss) gain on derivatives	(53,727)	65,085
Total revenues	$983,670	$899,599

	Year Ended December 31,
	2019	2018
Oil revenues	$759,811	$635,554
Natural gas revenues	132,514	165,146
Third-party midstream services revenues	59,110	21,920
Sales of purchased natural gas	74,769	7,071
Total revenues from contracts with customers	$1,026,204	$829,691

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
Stock-Based Compensation
The Company may grant equity-based and liability-based common stock, stock options, restricted stock, restricted stock units, performance stock units and other awards permitted under any long-term incentive plan of the Company then in effect to members of its Board of Directors and certain employees, contractors and advisors. All equity-based awards are measured at fair value on the date of grant and are recognized on a straight-line basis over the awards’ vesting periods as either a component of general and administrative expenses in the consolidated statements of operations or capitalized in accordance with the Company’s policy on capitalizing general and administrative expenses for employees involved in acquisition, exploration and development activities. Awards that are expected to be settled in cash are liability-based awards, which are measured at fair value at each reporting date and are recognized on a straight-line basis over the awards’ vesting periods either as a component of general and administrative expenses in the consolidated statements of operations or capitalized in accordance with the Company’s policy on capitalizing general and administrative expenses for employees involved in acquisition, exploration and development activities. The Company accounts for all outstanding stock options granted under the Company’s 2003 Stock and Incentive Plan (the “2003 Plan”) as liability instruments as a result of the Company purchasing shares from certain of its employees to assist them in the exercise of outstanding options. As the stock options accounted for as liability-based awards are fully vested, changes in the fair value of the awards are recognized until the awards are settled as a component of general and administrative expenses in the consolidated statements of operations or capitalized in accordance with the Company’s policy on capitalizing general and administrative expenses for employees involved in acquisition, exploration and development activities. All such stock options that were outstanding as of December 31, 2019 were settled in the first quarter of 2020.
The Company uses the Black Scholes Merton option pricing model to measure the fair value of stock options and the Monte Carlo simulation method to measure the fair value of performance units. The closing price of Matador’s common stock on the grant date is used to measure the fair value of restricted stock and restricted stock unit awards granted under the 2003 Plan and the 2012 Long-Term Incentive Plan (as subsequently amended and restated, the “2012 Incentive Plan”), while the

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

closing price of Matador’s common stock on the trading day prior to the grant date is used to measure the fair value of restricted stock and restricted stock unit awards granted under the 2019 Long-Term Incentive Plan (the “2019 Incentive Plan”).
The Company’s consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 include a stock-based compensation (non-cash) expense of $18.5 million, $17.2 million and $16.7 million, respectively. This stock-based compensation expense includes common stock issuances and restricted stock units expense totaling $1.4 million, $1.6 million and $3.0 million in 2019, 2018 and 2017, respectively, paid to independent members of the Board of Directors and advisors as compensation for their services to the Company. The Company’s consolidated statement of operations for the year ended December 31, 2019 also includes $3.2 million related to liability-based awards expected to be settled in cash.
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
The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At December 31, 2019, 2018 and 2017, the Company had not established any reserves for, nor recorded any unrecognized tax benefits related to, uncertain tax positions.
When necessary, the Company would include interest assessed by taxing authorities in “Interest expense” and penalties related to income taxes in “Other expense” on its consolidated statements of operations. The Company did not record any interest or penalties related to income taxes for the years ended December 31, 2019, 2018 and 2017.
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
December 31, 2019, 2018 and 2017

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

The following are reconciliations of the numerators and denominators used to compute the Company’s basic and diluted earnings per common share as reported for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share data).

	Year Ended December 31,
	2019	2018	2017
Net income attributable to Matador Resources Company shareholders — numerator	$87,777	$274,207	$125,867
Weighted average common shares outstanding — denominator
Basic	116,555	113,580	102,029
Dilutive effect of options and restricted stock units	508	111	514
Diluted weighted average common shares outstanding	117,063	113,691	102,543
Earnings per common share attributable to Matador Resources Company shareholders
Basic	$0.75	$2.41	$1.23
Diluted	$0.75	$2.41	$1.23
A total of 2.6 million, 1.6 million and 1.0 million options to purchase shares of Matador’s common stock were excluded from the diluted weighted average common shares outstanding for the years ended December 31, 2019, 2018 and 2017, respectively, because their effects were anti-dilutive.
 Credit Risk
The Company’s cash is held in financial institutions and at times these amounts exceed the insurance limits of the Federal Deposit Insurance Corporation. Management believes, however, that the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected.
The Company uses derivative financial instruments to mitigate its exposure to oil, natural gas and NGL price volatility. These transactions expose the Company to potential credit risk from its counterparties. The Company manages counterparty credit risk through established internal derivatives policies that are reviewed on an ongoing basis. Additionally, all of the Company’s commodity derivative contracts at December 31, 2019 were with The Bank of Nova Scotia and BMO Harris Financing, Inc. (Bank of Montreal) (or affiliates thereof), parties that are lenders (or affiliates thereof) under the Company’s revolving credit agreement.
Accounts receivable constitute the principal component of additional credit risk to which the Company may be exposed. The Company attempts to minimize credit risk exposure to counterparties by monitoring the financial condition and payment history of its purchasers and joint interest partners.
Recent Accounting Pronouncements
Income Taxes. In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and provides clarifications related to franchise taxes, transactions with a government that result in a step-up in the tax basis of goodwill, allocation of current and deferred income tax expense and the annual effective tax rate. This ASU is effective January 1, 2021, and its adoption is not expected to have a material impact on the Company’s consolidated financial statements.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

NOTE 3 — PROPERTY AND EQUIPMENT

The following table presents a summary of the Company’s property and equipment balances as of December 31, 2019 and 2018 (in thousands).

	December 31,
	2019	2018
Oil and natural gas properties
Evaluated (subject to amortization)	$4,557,265	$3,780,236
Unproved and unevaluated (not subject to amortization)	1,126,992	1,199,511
Total oil and natural gas properties	5,684,257	4,979,747
Accumulated depletion	(2,603,681)	(2,273,010)
Net oil and natural gas properties	3,080,576	2,706,737
Midstream properties
Midstream equipment and facilities	643,903	428,025
Accumulated depreciation	(38,473)	(24,351)
Net midstream properties	605,430	403,674
Other property and equipment
Furniture, fixtures and other equipment	9,170	7,047
Software	8,099	8,039
Leasehold improvements	9,752	6,955
Total other property and equipment	27,021	22,041
Accumulated depreciation	(13,432)	(9,588)
Net other property and equipment	13,589	12,453
Net property and equipment	$3,699,595	$3,122,864

 The following table provides a breakdown of the Company’s unproved and unevaluated property costs not subject to amortization as of December 31, 2019 and the year in which these costs were incurred (in thousands).

Description	2019	2018	2017	2016 and prior	Total
Costs incurred for
Property acquisition	$43,795	$556,415	$204,425	$258,296	$1,062,931
Exploration wells	10,814	171	361	352	11,698
Development wells	52,144	149	70	—	52,363
Total	$106,753	$556,735	$204,856	$258,648	$1,126,992

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
Property acquisition costs incurred that remain in unproved and unevaluated property at December 31, 2019 are related to the Company’s leasehold and mineral acquisitions in the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. These costs are associated with acreage for which proved reserves have yet to be assigned. A significant portion of these costs are associated with properties that are held by production or have automatic lease renewal options. As the Company drills wells and assigns proved reserves to these properties or determines that certain portions of this acreage, if any, cannot be assigned proved reserves, portions of these costs are transferred to the amortization base.
On September 12, 2018, the Company announced the successful acquisition of 8,400 gross and net leasehold acres in Lea and Eddy Counties, New Mexico for approximately $387 million in the Bureau of Land Management New Mexico Oil and Gas

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

NOTE 3 — PROPERTY AND EQUIPMENT — Continued

Lease Sale on September 5 and 6, 2018 (the “BLM Acquisition”). The BLM Acquisition was responsible for a significant portion of the Company’s property acquisition costs in 2018.
Costs excluded from amortization also include those costs associated with exploration and development wells in progress or awaiting completion at year-end. These costs are transferred into the amortization base on an ongoing basis as these wells are completed and proved reserves are established or confirmed. These costs totaled $64.1 million at December 31, 2019. Of this total, $11.7 million was associated with exploration wells and $52.4 million was associated with development wells. The Company anticipates that most of the $64.1 million associated with these wells in progress at December 31, 2019 will be transferred to the amortization base during 2020. Unproved and unevaluated property costs for exploration and development wells incurred from 2016 through 2018 are costs related to the advanced preparation for wells that we intend to drill in the future.
NOTE 4 — LEASES
The Company determines if an arrangement is a lease at inception of the contract. If an arrangement is a lease, the present value of the related lease payments is recorded as a liability and an equal amount is capitalized as a right of use asset on the Company’s consolidated balance sheet. The Company elected to include payments for non-lease components associated with certain leases when determining the present value of the lease payments. Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s estimated incremental borrowing rate, determined at the lease commencement date using the Company’s average secured borrowing rate, is used to calculate present value. The weighted average estimated incremental borrowing rate used for the year ended December 31, 2019 was 3.52% and 3.70% for operating leases and financing leases, respectively. For these purposes, the lease term includes options to extend the lease when it is reasonably certain that the Company will exercise such option. Leases with terms of 12 months or less at inception are not recorded on the consolidated balance sheet unless there is a significant cost to terminate the lease, including the cost of removal of the leased asset. As the Company is the responsible party under these arrangements, the Company records the resulting assets and liabilities on a gross basis in its consolidated balance sheets.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

NOTE 4 — LEASES — Continued

The following table presents supplemental consolidated statement of operations information related to lease expenses, on a gross basis, for the year ended December 31, 2019 (in thousands). Lease payments represent gross payments to vendors, which, for certain of our operating assets, are partially offset by amounts received from other working interest owners in our operated wells.

Year Ended
December 31, 2019
Operating leases
Lease operating	$11,877
Plant and other midstream services	110
General and administrative	3,209
Total operating leases(1)	15,196
Short-term leases
Lease operating	10,441
Plant and other midstream services	4,983
General and administrative	27
Total short-term leases(2)(3)	15,451
Financing leases
Depreciation of assets	976
Interest on lease liabilities	134
Total financing leases	1,110
Total lease expense	$31,757
_____________________

(1)
Does not include gross payments related to drilling rig leases of $28.1 million for the year ended December 31, 2019 that were capitalized and recorded in “Oil and natural gas properties, full-cost method” in the consolidated balance sheet at December 31, 2019.

(2)	These costs are related to leases that are not recorded as right of use assets or lease liabilities in the consolidated balance sheet as they are short-term leases.

(3)
Does not include gross payments related to short-term drilling rig leases and other equipment rentals of $90.3 million for the year ended December 31, 2019 that were capitalized and recorded in “Oil and natural gas properties, full-cost method” in the consolidated balance sheet at December 31, 2019.

The following table presents supplemental consolidated balance sheet information related to leases as of December 31, 2019 (in thousands).

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

NOTE 4 — LEASES — Continued

December 31, 2019
Operating leases
Other long-term assets	$85,668
Other current liabilities	$(50,164)
Other long-term liabilities	(41,459)
Total operating lease liabilities	$(91,623)

Financing leases
Other property and equipment, at cost	$2,677
Accumulated depreciation	(1,324)
Net property and equipment	$1,353
Other current liabilities	$(799)
Other long-term liabilities	(524)
Total financing lease liabilities	$(1,323)

The following table presents supplemental consolidated cash flow information related to lease payments for the year ended December 31, 2019 (in thousands).

Year Ended December 31, 2019
Cash paid related to lease liabilities
Operating cash payments for operating leases	$14,941
Investing cash payments for operating leases	$28,034
Financing cash payments for financing leases	$918

Right of use assets obtained in exchange for lease obligations entered into during the period
Operating leases	$59,740
Financing leases	$597

The following table presents the maturities of lease liabilities at December 31, 2019 (in years).

Weighted-Average Remaining Lease Term	December 31, 2019
Operating leases	2.7
Financing leases	2.1

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

NOTE 4 — LEASES — Continued

The following table presents a schedule of future minimum lease payments required under all lease agreements as of December 31, 2019 and 2018, respectively (in thousands).

	December 31, 2019
	Operating Leases	Financing Leases
2020	$50,164	$799
2021	27,279	517
2022	5,010	179
2023	4,177	—
2024	4,217	—
Thereafter	5,716	—
Total lease payments	96,563	1,495
Less imputed interest	(4,940)	(172)
Total lease obligations	91,623	1,323
Less current obligations	(50,164)	(799)
Long-term lease obligations	$41,459	$524

	December 31, 2018
	Operating Leases	Financing Leases
2019	$39,457	$1,240
2020	12,009	913
2021	3,513	534
2022	3,209	455
2023	3,234	—
Thereafter	7,680	—
Total lease payments	69,102	3,142
Less imputed interest	(4,300)	(130)
Total lease obligations	64,802	3,012
Less current obligations	(39,457)	(1,240)
Long-term lease obligations	$25,345	$1,772

NOTE 5 — ASSET RETIREMENT OBLIGATIONS
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

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017
NOTE 5 — ASSET RETIREMENT OBLIGATIONS — Continued

The following table summarizes the changes in the Company’s asset retirement obligations for the years ended December 31, 2019 and 2018 (in thousands).

	Year Ended December 31,
	2019	2018
Beginning asset retirement obligations	$31,086	$26,256
Liabilities incurred during period	3,811	3,566
Liabilities settled during period	(155)	(708)
Revisions in estimated cash flows	1,792	442
Divestitures during the period	(2,145)	—
Accretion expense	1,822	1,530
Ending asset retirement obligations	36,211	31,086
Less: current asset retirement obligations(1)	(619)	(1,350)
Long-term asset retirement obligations	$35,592	$29,736

__________________

(1)	Included in “Accrued liabilities” in the Company’s consolidated balance sheets at December 31, 2019 and 2018.
NOTE 6 — BUSINESS COMBINATIONS AND DIVESTITURES
Joint Ventures
On February 17, 2017, the Company contributed substantially all of its midstream assets located in the Rustler Breaks (Eddy County, New Mexico) and Wolf (Loving County, Texas) asset areas in the Delaware Basin to San Mateo I, a joint venture with a subsidiary of Five Point Energy LLC (“Five Point”). The midstream assets contributed to San Mateo I include (i) the Black River Processing Plant; (ii) one salt water disposal well and a related commercial salt water disposal facility in the Rustler Breaks asset area; (iii) three salt water disposal wells and related commercial salt water disposal facilities in the Wolf asset area; and (iv) substantially all related oil, natural gas and water gathering systems and pipelines in both the Rustler Breaks and Wolf asset areas (collectively, the “Delaware Midstream Assets”). The Company continues to operate the Delaware Midstream Assets and San Mateo I’s other assets. The Company retained its ownership in certain midstream assets owned in South Texas and Northwest Louisiana, which are not part of San Mateo.
The Company and Five Point own 51% and 49% of San Mateo I, respectively. Five Point provided initial cash consideration of $176.4 million to San Mateo I in exchange for its 49% interest. Approximately $171.5 million of this cash contribution by Five Point was distributed by San Mateo I to the Company as a special distribution. The Company earned, and Five Point paid to the Company, $14.7 million in performance incentives during each of the twelve months ended December 31, 2019 and 2018. As of February 28, 2020, the Company had received an additional $14.7 million in performance incentives from Five Point and may earn an additional $29.4 million in performance incentives over the next two years. These performance incentives are recorded as additional contributions related to the formation of the San Mateo I as they are received. The Company contributed the Delaware Midstream Assets and $5.1 million in cash to San Mateo I in exchange for its 51% interest. San Mateo I is consolidated in the Company’s financial statements with Five Point’s interest in San Mateo I being accounted for as a non-controlling interest.
The Company dedicated its current and future leasehold interests in the Rustler Breaks and Wolf asset areas to San   Mateo I pursuant to 15-year, fixed-fee natural gas, oil and salt water gathering agreements and salt water disposal agreements, effective as of February 1, 2017. In addition, the Company dedicated its current and future leasehold interests in the Rustler Breaks asset area to San Mateo I pursuant to a 15-year, fixed-fee natural gas processing agreement (see Note 14).
On February 25, 2019, the Company announced the formation of San Mateo II, a strategic joint venture with a subsidiary of Five Point designed to expand the Company’s midstream operations in the Delaware Basin, specifically in Eddy County, New Mexico. San Mateo II is owned 51% by the Company and 49% by Five Point. In addition, Five Point has committed to pay $125 million of the first $150 million of capital expenditures incurred by San Mateo II to develop facilities in the Stebbins area and surrounding leaseholds in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and the Stateline asset area. Upon formation of San Mateo II, in the first quarter of 2019, the Company contributed $1.0 million of property to San Mateo II. During the year ended December 31, 2019, the Company contributed $15.5 million of cash, and Five Point contributed $69.0 million of cash, of which $28.4 million was paid to carry Matador’s proportionate interest in San Mateo II and was therefore recorded in “Additional paid-in capital” in the consolidated balance sheet, net of the $5.9 million deferred

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017
NOTE 6 — BUSINESS COMBINATIONS AND DIVESTITURES — Continued

tax impact to Matador related to this equity contribution. In addition, the Company has the ability to earn up to $150.0 million in deferred performance incentives over the next several years, plus additional performance incentives for securing volumes from third-party customers.
In connection with the formation of San Mateo II, the Company dedicated to San Mateo II acreage in the Greater Stebbins Area and the Stateline asset area pursuant to 15-year, fixed-fee oil, natural gas and salt water gathering, natural gas processing and salt water disposal agreements (see Note 14).
Divestitures
During 2019, we converted approximately $21.9 million of non-core assets to cash. These properties were primarily located in South Texas and Northwest Louisiana and East Texas but included a small portion of our leasehold in a non-operated area of the Delaware Basin.
NOTE 7 — DEBT
At December 31, 2019, the Company had $1.05 billion of outstanding senior notes due 2026, $255.0 million in borrowings outstanding under its revolving credit facility and approximately $46.1 million in outstanding letters of credit issued pursuant to its revolving credit facility. At December 31, 2019, San Mateo I had $288.0 million in borrowings outstanding under its revolving credit facility and approximately $16.2 million in outstanding letters of credit issued pursuant to its revolving credit facility.
Credit Agreements
MRC Energy Company
On September 28, 2012, the Company amended and restated its revolving credit facility with the lenders party thereto, led by Royal Bank of Canada (“RBC”) as administrative agent (the “Credit Agreement”). MRC Energy Company, a subsidiary of Matador that directly or indirectly holds the ownership interests in the Company’s other operating subsidiaries, other than its less-than-wholly-owned subsidiaries, is the borrower under the Credit Agreement. Borrowings are secured by mortgages on at least 80% of the Company’s proved oil and natural gas properties and by the equity interests of certain of MRC Energy Company’s wholly-owned subsidiaries, which are also guarantors. San Mateo and its subsidiaries are not guarantors of the Credit Agreement. In addition, all obligations under the Credit Agreement are guaranteed by Matador, the parent corporation. Various commodity hedging agreements with certain of the lenders under the Credit Agreement (or affiliates thereof) are also secured by the collateral of and guaranteed by certain eligible subsidiaries of MRC Energy Company. The Credit Agreement matures October 31, 2023.
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
In October 2018, the lenders under the Credit Agreement completed their review of the Company’s proved oil and natural gas reserves at June 30, 2018. In connection with such review, the Company amended the Credit Agreement to, among other items, increase the maximum facility amount to $1.5 billion, increase the borrowing base to $850.0 million, increase the elected borrowing commitment to $500.0 million, extend the maturity to October 31, 2023, reduce borrowing rates by 0.25% per annum and set the maximum leverage ratio at 4.00 to 1.00.
In April 2019, the lenders completed their review of the Company’s proved oil and natural gas reserves at December 31, 2018, and as a result, the borrowing base was increased from $850.0 million to $900.0 million. In October 2019, the lenders completed their review of the Company’s proved oil and natural gas reserves at June 30, 2019, and as a result, the borrowing base was affirmed at $900.0 million. The Company elected to keep the borrowing commitment at $500.0 million, and the maximum facility amount remained $1.5 billion.
In February 2020, the lenders completed their review of the Company’s proved oil and natural gas reserves at December 31, 2019, and as a result, the borrowing base was again affirmed at $900.0 million. The Company elected to increase the borrowing commitment from $500.0 million to $700.0 million, and the maximum facility amount remained $1.5 billion. This February 2020 redetermination constituted the regularly scheduled May 1 redetermination. Borrowings under the Credit

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

NOTE 7 — DEBT — Continued

Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected borrowing commitment.
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
Total deferred loan costs were $1.6 million at December 31, 2019, and these costs are being amortized over the term of the Credit Agreement. The Company’s effective interest rate under the Credit Agreement was 3.28% at December 31, 2019. At December 31, 2019 and February 25, 2020, the Company had $255.0 million and $255.0 million in borrowings outstanding under the Credit Agreement and approximately $46.1 million and $46.0 million in outstanding letters of credit issued pursuant to the Credit Agreement, respectively.
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
December 31, 2019, 2018 and 2017

NOTE 7 — DEBT — Continued

•	bankruptcy or insolvency events involving the Company or its subsidiaries; and

•	a change of control, as defined in the Credit Agreement.
The Company believes that it was in compliance with the terms of the Credit Agreement at December 31, 2019.
San Mateo Midstream, LLC
On December 19, 2018, San Mateo I entered into a $250.0 million credit facility led by The Bank of Nova Scotia, as administrative agent (the “San Mateo Credit Facility”), and including all lenders party to the Credit Agreement at that time. The San Mateo Credit Facility, which matures December 19, 2023, includes an accordion feature, which provides for potential increases to up to $400.0 million. The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries, as well as San Mateo II and its subsidiaries, but is guaranteed by San Mateo I’s subsidiaries and secured by substantially all of San Mateo I’s assets, including real property. In June and October 2019, pursuant to the accordion feature, the lender commitments under the San Mateo Credit Facility were increased to $325.0 million and $375.0 million, respectively.
Total deferred loan costs were $2.7 million at December 31, 2019, and these costs are being amortized over the term of the San Mateo Credit Facility. San Mateo I’s effective interest rate under the San Mateo Credit Facility was 3.55% at December 31, 2019. At both December 31, 2019 and February 25, 2020, San Mateo I had $288.0 million in borrowings outstanding under the San Mateo Credit Facility and $16.2 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility.
Borrowings under the San Mateo Credit Facility may be in the form of a base rate loan or a Eurodollar loan. If San Mateo I borrows funds as a base rate loan, such borrowings will bear interest at a rate equal to the greatest of (i) the prime rate for such day, (ii) the Federal Funds Effective Rate (as defined in the San Mateo Credit Facility) on such day, plus 0.50% and (iii) the Adjusted LIBO Rate (as defined in the San Mateo Credit Facility) plus 1.0% plus, in each case, an amount ranging from 0.50% to 1.50% per annum depending on San Mateo I’s Consolidated Total Leverage Ratio (as defined in the San Mateo Credit Facility). If San Mateo I borrows funds as a Eurodollar loan, such borrowings will bear interest at a rate equal to (x) the Adjusted LIBO Rate for the chosen interest period plus (y) an amount ranging from 1.50% to 2.50% per annum depending on San Mateo I’s Consolidated Total Leverage Ratio. If San Mateo I has outstanding borrowings under the San Mateo Credit Facility and interest rates increase, so will San Mateo I’s interest costs, which may have a material adverse effect on San Mateo I’s results of operations and financial condition.
A commitment fee of 0.30% to 0.50% per annum, depending on the unused availability under the San Mateo Credit Facility, is also paid quarterly in arrears. The Company includes this commitment fee, any amortization of deferred financing costs (including origination and amendment fees) and annual agency fees, if any, as interest expense and in its interest rate calculations and related disclosures. The San Mateo Credit Facility requires San Mateo I to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo I to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo I’s consolidated interest expense, of 2.50 or more.
Subject to certain exceptions, the San Mateo Credit Facility contains various covenants that limit San Mateo I’s and its restricted subsidiaries’ ability to take certain actions, including, but not limited to, the following:

•	incur indebtedness or grant liens on any of San Mateo I’s assets;

•	enter into hedging agreements;

•	declare or pay dividends, distributions or redemptions;

•	merge or consolidate;

•	make any loans or investments;

•	engage in transactions with affiliates;

•	engage in certain asset dispositions, including a sale of all or substantially all of San Mateo I’s assets; and

•	issue equity interests in San Mateo I or its subsidiaries.
If an event of default exists under the San Mateo Credit Facility, the lenders will be able to accelerate the maturity of the borrowings and exercise other rights and remedies. Events of default include, but are not limited to, the following events:

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

NOTE 7 — DEBT — Continued

•	failure to pay any principal or interest on the outstanding borrowings or any reimbursement obligation under any letter of credit when due or any fees or other amounts within certain grace periods;

•	failure to perform or otherwise comply with the covenants and obligations in the San Mateo Credit Facility or other loan documents, subject, in certain instances, to certain grace periods;

•	bankruptcy or insolvency events involving San Mateo I or its subsidiaries; and

•	a change of control, as defined in the San Mateo Credit Facility.
The Company believes that San Mateo I was in compliance with the terms of the San Mateo Credit Facility at December 31, 2019.
Senior Unsecured Notes
On April 14, 2015, Matador issued $400.0 million of 6.875% senior notes due 2023 (the “Original 2023 Notes”) in a private placement at par value. The Original 2023 Notes were later exchanged for a like principal amount of 6.875% senior notes due 2023 (the “2023 Exchange Notes”) that were registered under the Securities Act of 1933, as amended (the “Securities Act”), at par value. On December 9, 2016, Matador issued $175.0 million of 6.875% senior notes due 2023 (the “Additional 2023 Notes”) in a private placement, at 105.5% of par, plus accrued interest from October 15, 2016, resulting in an effective interest rate of 5.5%. The Company received net proceeds of approximately $181.5 million, including the issue premium, but after deducting the initial purchasers’ discounts and estimated offering expenses and excluding accrued interest paid by buyers of the Additional 2023 Notes. The Additional 2023 Notes were later exchanged for a like principal amount of 6.875% senior notes due 2023 that were registered under the Securities Act (together with the 2023 Exchange Notes, the “2023 Notes”).
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
In December 2018, the Company exchanged substantially all of the Original 2026 Notes and Additional 2026 Notes for a like principal amount of 5.875% senior notes due 2026 that were registered under the Securities Act (the “Notes”). The terms of the Notes are substantially the same as the terms of the Original 2026 Notes and Additional 2026 Notes except that the transfer restrictions, registration rights and provisions for additional interest relating to the Original 2026 Notes and Additional 2026 Notes do not apply to the Notes. The Notes will mature September 15, 2026, and interest is payable on the Notes semi-annually in arrears on each March 15 and September 15. The Notes are guaranteed on a senior unsecured basis by certain subsidiaries of the Company (the “Guarantors”). San Mateo and its subsidiaries are not Restricted Subsidiaries under the Indenture or Guarantors of the Notes (see Note 17).
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
December 31, 2019, 2018 and 2017

NOTE 7 — DEBT — Continued

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
December 31, 2019, 2018 and 2017

NOTE 7 — DEBT — Continued

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

The outstanding borrowings of $255.0 million at December 31, 2019 under the Credit Agreement mature on October 31, 2023. The outstanding borrowings of $288.0 million at December 31, 2019 under the San Mateo Credit Facility mature on December 19, 2023. The $1.05 billion of outstanding Notes at December 31, 2019 mature on September 15, 2026.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

NOTE 8 — INCOME TAXES
Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company’s net deferred tax position as of December 31, 2019 and 2018 is as follows (in thousands).

	December 31,
	2019	2018
Deferred tax assets
Net operating loss carryforwards	$119,900	$116,374
Percentage depletion carryover	1,467	1,624
Compensation	13,690	10,574
Lease liabilities	17,107	—
Other	9,099	7,207
Total deferred tax assets	161,263	135,779
Valuation allowance on deferred tax assets	(6,736)	(6,519)
Total deferred tax assets, net of valuation allowance	154,527	129,260
Deferred tax liabilities
Unrealized gain on derivatives	—	(12,326)
Property and equipment	(151,504)	(100,634)
Less than wholly-owned subsidiaries	(20,604)	(6,808)
Lease right of use assets	(17,107)	—
Other	(2,641)	(2,256)
Total deferred tax liabilities	(191,856)	(122,024)
Net deferred tax (liabilities) assets	$(37,329)	$7,236

At December 31, 2019, the Company had net operating loss carryforwards of $525.2 million for federal income tax purposes and $163.9 million for state income tax purposes available to offset future taxable income, as limited by the applicable provisions, and which expire at various dates beginning in 2027 for the federal net operating loss carryforwards. The state net operating loss carryforwards begin expiring at various dates beginning in 2024; however, the significant portion of the Company’s state net operating loss carryforwards expire beginning in 2027.
At December 31, 2017, the Company’s deferred tax assets exceeded its deferred tax liabilities due to the deferred tax assets generated by impairment charges recorded in 2016 and 2015. As a result, the Company established a valuation allowance against most of the deferred tax assets beginning in the third quarter of 2015. Due to a variety of factors, including the Company’s significant net income in 2017 and 2018, the Company’s federal valuation allowance and a portion of the Company’s state valuation allowance were reversed at December 31, 2018 as the deferred tax assets were determined to be more likely than not to be utilized. As a portion of the Company’s state net operating loss carryforwards are not expected to be utilized before expiration, a valuation allowance will continue to be recognized until the state deferred tax assets are more likely than not to be utilized.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017
NOTE 8 — INCOME TAXES — Continued

 The current income tax provision and the deferred income tax provision for the years ended December 31, 2019, 2018 and 2017 were comprised of the following (in thousands).

	Year Ended December 31,
	2019	2018	2017
Current income tax (benefit) provision
Federal income tax	$—	$(455)	$(8,178)
State income tax	—	—	21
Net current income tax benefit	$—	$(455)	$(8,157)
Deferred income tax provision (benefit)
Federal income tax	$29,171	$(20,457)	$—
State income tax	6,361	13,221	—
Net deferred income tax provision (benefit)	$35,532	$(7,236)	$—
Reconciliations of the tax expense (benefit) computed at the statutory federal rate to the Company’s total income tax provision (benefit) for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands).

	Year Ended December 31,
	2019	2018	2017
Federal tax expense at statutory rate(1)	$33,441	$61,543	$45,447
State income tax	6,141	16,181	368
Permanent differences	(4,267)	(2,488)	(4,740)
AMT credit refundable	—	455	8,178
Tax Cuts and Jobs Act rate change	—	—	51,525
Change in federal valuation allowance	—	(80,003)	(101,917)
Change in state valuation allowance	217	(2,924)	1,139
Net deferred income tax provision (benefit)	35,532	(7,236)	—
Net current income tax benefit	—	(455)	(8,157)
Total income tax provision (benefit)	$35,532	$(7,691)	$(8,157)

__________________

(1)	The statutory federal tax rate was 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017.
The Company files a United States federal income tax return and several state tax returns, a number of which remain open for examination. The earliest tax year open for examination for the federal, the State of New Mexico and the State of Louisiana tax returns is 2016. The earliest tax year open for examination for the State of Texas tax return is 2015.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained by examination. Therefore, at December 31, 2019, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
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
December 31, 2019, 2018 and 2017

NOTE 9 — STOCK-BASED COMPENSATION

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
In 2012, the Board of Directors adopted and shareholders approved the 2012 Incentive Plan. The 2012 Incentive Plan provided for a maximum of 8,700,000 shares of common stock in the aggregate that could be issued pursuant to options, restricted stock, stock appreciation rights, restricted stock units or other performance award grants. The persons eligible to receive awards under the 2012 Incentive Plan included employees, directors, contractors or advisors of the Company.
In 2019, the Board of Directors adopted and shareholders approved the 2019 Incentive Plan. As of December 31, 2019, the 2019 Incentive Plan provided for a maximum of 3,433,671 shares of common stock in the aggregate that may be issued pursuant to grants of options, restricted stock, stock appreciation rights, restricted stock units or other performance award grants. The persons eligible to receive awards under the 2019 Incentive Plan include employees, directors, contractors or advisors of the Company. The primary purpose of the 2019 Incentive Plan is to attract and retain key employees, directors, contractors or advisors of the Company. With the adoption of the 2019 Incentive Plan, the Company does not expect to make any future awards under the 2003 Plan or the 2012 Incentive Plan, but both plans will remain in place until all awards outstanding under such plans have been settled. As of February 25, 2020, no awards remained outstanding under the 2003 Plan.
The 2003 Plan, the 2012 Incentive Plan and the 2019 Incentive Plan are administered by the independent members of the Board of Directors, which, upon recommendation of the Strategic Planning and Compensation Committee of the Board of Directors, determine the number of options, restricted shares or other awards to be granted, the effective dates, the terms of the grants and the vesting periods. The Company typically uses newly issued shares of common stock to satisfy option exercises or restricted share grants. At December 31, 2018, all stock-based compensation awards granted since 2012 had been granted under the 2012 Incentive Plan and substantially all are equity-based awards for which the fair value is fixed at the grant date, while all stock-based compensation awards granted prior to January 1, 2012 were granted under the 2003 Plan and were liability-based awards for which the fair value was remeasured at each reporting period.
During the year ended December 31, 2019, the Company began granting both equity-based and liability-based awards under the 2019 Incentive Plan. The fair value of equity-based awards is fixed at the grant date, while the fair value of liability-based awards is remeasured at each reporting period.
Stock Options
Under the 2003 Plan, the 2012 Incentive Plan and the 2019 Incentive Plan, stock option awards have been granted to purchase the Company’s common stock at an exercise price equal to the fair market value on the date of grant, a typical vesting period of three or four years and a typical maximum term of five, six or 10 years. The 2003 Plan and the 2012 Incentive Plan define fair market value as the closing price of Matador’s common stock on the date of grant. Under the 2019 Incentive Plan, such fair market value of a stock option is determined using the closing price of Matador’s common stock on the trading day prior to the date of grant. All option awards granted under the 2003 Plan and still outstanding as of December 31, 2019 were settled in the first quarter of 2020.
The fair value of the 65,000, 67,500 and 75,000 stock option awards outstanding under the 2003 Plan at December 31, 2019, 2018 and 2017, respectively, was estimated using the following weighted average assumptions.

	2019	2018	2017
Stock option pricing model	Black Scholes Merton	Black Scholes Merton	Black Scholes Merton
Expected option life	0.14 years	1.14 years	2.14 years
Risk-free interest rate	1.54%	2.48%	1.98%
Volatility	32.38%	37.94%	43.60%
Dividend yield	—%	—%	—%
Estimated forfeiture rate	—%	—%	—%

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

NOTE 9 — STOCK-BASED COMPENSATION — Continued

The weighted average grant date fair value for stock option awards granted under the 2012 Incentive Plan and the 2019 Incentive Plan were estimated using the following weighted average assumptions during the years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017
Stock option pricing model	Black Scholes Merton	Black Scholes Merton	Black Scholes Merton
Expected option life	4.00 years	4.00 years	4.00 years
Risk-free interest rate	1.46%	2.51%	1.77%
Volatility	48.52%	45.17%	47.00%
Dividend yield	—%	—%	—%
Estimated forfeiture rate	4.43%	2.24%	3.66%
Weighted average fair value of stock option awards granted during the year	$5.04	$12.64	$10.49

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
Summarized information about stock options outstanding at December 31, 2019 under the 2003 Plan, the 2012 Incentive Plan and the 2019 Incentive Plan (collectively, the “LTIPs”) is as follows.

	Number of options (in thousands)	Weighted average exercise price
Options outstanding at December 31, 2018	3,225	$23.48
Options granted	540	$14.80
Options exercised	(223)	$14.93
Options forfeited	(10)	$27.91
Options expired	(272)	$23.22
Options outstanding at December 31, 2019	3,260	$22.64

	Options outstanding at December 31, 2019			Options exercisable at December 31, 2019
Range of exercise prices	Shares outstanding (in thousands)	Weighted average remaining contractual life	Weighted average exercise price	Shares exercisable (in thousands)	Weighted average exercise price
$9.00	65	0.14	$9.00	65	$9.00
$13.22 - $15.40	933	3.74	$14.87	395	$14.97
$20.01 - $22.70	663	0.20	$21.94	658	$21.95
$25.31 - $29.68	1,599	3.37	$28.01	897	$27.66

At December 31, 2019, the aggregate intrinsic value was $3.3 million for outstanding options and $1.8 million for exercisable options, based on the closing price of Matador’s common stock on the appropriate date under the LTIPs. The remaining weighted average contractual term of exercisable options at December 31, 2019 was 1.69 years.
The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $0.8 million, $7.0 million and $13.2 million, respectively. The tax related benefit realized from the exercise of stock options totaled $2.8 million, $5.7 million and $5.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

NOTE 9 — STOCK-BASED COMPENSATION — Continued

At December 31, 2019, the total remaining unrecognized compensation expense related to unvested stock options was approximately $5.5 million and the weighted average remaining requisite service period (vesting period) of all unvested stock options was 1.72 years.
The fair value of options vested during 2019, 2018 and 2017 was $9.7 million, $11.8 million and $2.1 million, respectively.
Service-Based Restricted Stock, Restricted Stock Units and Common Stock
The Company has granted stock, restricted stock and restricted stock unit awards to employees, outside directors and advisors of the Company under the LTIPs. The stock and restricted stock are issued upon grant, with the restrictions, if any, being removed upon vesting. The equity-based restricted stock units are issued upon vesting, unless the recipient makes an election to defer issuance for a set term after vesting. Liability-based restricted stock units are settled in cash upon vesting. Restricted stock and restricted stock units granted in 2018 and 2017 were service-based awards and vest over the service period, which is one to four years. Restricted stock and restricted stock units granted in 2019 were either service-based awards, which will settle in cash or equity, or performance-based restricted stock units, which vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year period ending December 31, 2021, as compared to a designated peer group, and will be settled in stock. All restricted stock and restricted stock unit awards outstanding at December 31, 2019 were granted under the 2012 Incentive Plan and the 2019 Incentive Plan.
Equity-Based
A summary of the non-vested equity-based restricted stock and restricted stock units as of December 31, 2019 is presented below (in thousands, except fair value).

	Restricted Stock		Restricted Stock Units
	Service Based		Service Based		Performance Based
Non-vested restricted stock and restricted stock units	Shares	Weighted average fair value	Shares	Weighted average fair value	Shares	Weighted average fair value
Non-vested at December 31, 2018	1,356	$25.87	58	$27.48	—	$—
Granted	240	$19.36	100	$16.06	428	$20.00
Vested	(674)	$23.02	(57)	$27.47	—	$—
Forfeited	(25)	$28.39	(9)	$17.31	—	$—
Non-vested at December 31, 2019	897	$26.19	92	$16.06	428	$20.00

Liability-Based
A summary of the non-vested liability-based restricted stock units as of December 31, 2019 is presented below (in thousands, except fair value).

Non-vested restricted stock units	Shares
Non-vested at December 31, 2018	—
Granted	687
Vested	—
Forfeited	(1)
Non-vested at December 31, 2019	686
At December 31, 2019, the aggregate intrinsic value for the restricted stock and restricted stock units outstanding was $37.7 million, of which $12.3 million is expected to be settled in cash as calculated based on the maximum number of shares of restricted stock and restricted stock units vesting, based on the closing price of Matador’s common stock on the appropriate date under the LTIPs.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

NOTE 9 — STOCK-BASED COMPENSATION — Continued

At December 31, 2019, the total remaining unrecognized compensation expense related to unvested restricted stock and restricted stock units was approximately $28.3 million, of which $9.1 million is expected to be settled in cash, and the weighted average remaining requisite service period (vesting period) of all non-vested restricted stock and restricted stock units was 1.80 years.
The fair value of restricted stock and restricted stock units vested during 2019, 2018 and 2017 was $13.6 million, $13.0 million and $9.9 million, respectively.
Summary
During the years ended December 31, 2019, 2018 and 2017, the total expense attributable to stock options was $6.4 million, $6.3 million and $7.1 million, respectively. At December 31, 2019, 2018 and 2017, the Company recorded a decrease of $0.1 million to current liabilities, a decrease of $1.1 million to long-term liabilities and an increase of $0.4 million to long-term liabilities, respectively, related to its outstanding liability-based stock options. The Company did not settle any liability-based awards in cash for the years ended December 31, 2019, 2018 and 2017, respectively. During the years ended December 31, 2019, 2018 and 2017, the total expense attributable to restricted stock and restricted stock units was $20.2 million, $15.3 million and $12.9 million, respectively. During the years ended December 31, 2019, 2018 and 2017, the Company capitalized $5.0 million, $4.4 million and $4.1 million, respectively, related to stock-based compensation and expensed the remaining $21.6 million, $17.2 million and $16.7 million, respectively.
The total tax benefit recognized for all stock-based compensation was $5.6 million, $4.8 million and $6.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017
NOTE 10 — EMPLOYEE BENEFIT PLANS

401(k) Plan
All full-time Company employees are eligible to join the Company’s defined contribution retirement plan the first day of the calendar month immediately following their date of employment. Each employee may contribute up to the maximum allowable under the Internal Revenue Code. Each year, the Company makes a contribution to the plan which equals 3% of the employee’s annual compensation, referred to as the Employer’s Safe Harbor Non-Elective Contribution, which totaled $1.4 million, $1.1 million and $0.9 million in 2019, 2018 and 2017, respectively. In addition, each year, the Company may make a discretionary matching contribution, as well as additional contributions. The Company’s discretionary matching contributions totaled $1.7 million, $1.4 million and $1.1 million in 2019, 2018 and 2017, respectively. The Company made no additional contributions in any reporting period presented.
NOTE 11 — EQUITY
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
Treasury Stock
On October 24, 2019, October 25, 2018 and November 1, 2017, Matador’s Board of Directors canceled all of the shares of treasury stock outstanding as of September 30, 2019, 2018 and 2017, respectively. These shares were restored to the status of authorized but unissued shares of common stock of the Company.
The shares of treasury stock outstanding at December 31, 2019, 2018 and 2017 represent forfeitures of non-vested restricted stock awards and forfeitures of fully vested restricted stock awards due to net share settlements with employees.
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
December 31, 2019, 2018 and 2017

NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS

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
At December 31, 2019, the Company had various costless collar and swap contracts open and in place to mitigate its exposure to oil price volatility, each with a specific term (calculation period), notional quantity (volume hedged) and price floor and ceiling and fixed price for the swaps. Each contract is set to expire at varying times during 2020, 2021 and 2022. The Company had no open contracts associated with natural gas or NGL prices at December 31, 2019.
 The following is a summary of the Company’s open costless collar contracts for oil at December 31, 2019.

		Notional Quantity (Bbl or MMBtu)	Weighted Average Price Floor ($/Bbl or $/MMBtu)	Weighted Average Price Ceiling ($/Bbl or $/MMBtu)	Fair Value of Asset (Liability) (thousands)

Commodity	Calculation Period
Oil	01/01/2020 - 12/31/2020	7,200,000	$47.69	$66.62	$630
Total open costless collar contracts					$630
The following is a summary of the Company’s open basis swaps contracts for oil at December 31, 2019.

Commodity	Calculation Period	Notional Quantity (Bbl or Gal)	Fixed Price ($/Bbl or $/Gal)	Fair Value of Asset (Liability) (thousands)
Oil Basis Swaps	01/01/2020 - 12/31/2020	9,774,000	$0.61	$(2,528)
Oil Basis Swaps	01/01/2021 - 12/31/2021	6,480,000	$0.82	$(1,523)
Oil Basis Swaps	01/01/2022 - 12/31/2022	3,600,000	0.90	$(460)
Total open swap contracts				$(4,511)

At December 31, 2019, the Company had an aggregate net liability value for open derivative financial instruments of $3.9 million.
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

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued

The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the consolidated balance sheets as of December 31, 2019 and December 31, 2018 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the consolidated balance sheets	Net amounts presented in the consolidated balance sheets
December 31, 2019
Current assets	$442,291	$(442,291)	$—
Other assets	280,397	(280,397)	—
Current liabilities	(444,188)	442,291	(1,897)
Long-term liabilities	(282,381)	280,397	(1,984)
Total	$(3,881)	$—	$(3,881)
December 31, 2018
Current assets	$53,136	$(3,207)	$49,929
Current liabilities	(3,207)	3,207	—
Long-term liabilities	(83)	—	(83)
Total	$49,846	$—	$49,846

The following table summarizes the location and aggregate gain (loss) of all derivative financial instruments recorded in the consolidated statements of operations for the periods presented (in thousands). These derivative financial instruments are not designated as hedging instruments.

		Year Ended December 31,
Type of Instrument	Location in Statements of Operations	2019	2018	2017
Derivative Instrument
Oil	Revenues: Realized gain (loss) on derivatives	$9,026	$3,741	$(3,657)
Natural Gas	Revenues: Realized gain (loss) on derivatives	456	(1,407)	(608)
NGLs	Revenues: Realized loss on derivatives	—	—	(56)
Realized gain (loss) on derivatives		9,482	2,334	(4,321)
Oil	Revenues: Unrealized (loss) gain on derivatives	(53,443)	65,991	2,638
Natural Gas	Revenues: Unrealized (loss) gain on derivatives	(284)	(906)	7,077
Unrealized (loss) gain on derivatives		(53,727)	65,085	9,715
Total		$(44,245)	$67,419	$5,394

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

NOTE 13 — FAIR VALUE MEASUREMENTS

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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of December 31, 2019 and 2018 (in thousands).

	Fair Value Measurements at December 31, 2019 using
Description
	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$(3,881)	$—	$(3,881)
Total	$—	$(3,881)	$—	$(3,881)

	Fair Value Measurements at December 31, 2018 using
Description
	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$49,562	$—	$49,562
Natural gas derivatives	—	284	—	284
Total	$—	$49,846	$—	$49,846

Additional disclosures related to derivative financial instruments are provided in Note 12.
Other Fair Value Measurements
 At December 31, 2019 and 2018, the carrying values reported on the consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners, amounts due to joint ventures and other current liabilities approximate their fair values due to their short-term maturities.
At December 31, 2019, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
At December 31, 2019 and 2018, the fair value of the Notes was $1.06 billion and $968.9 million, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

NOTE 13 — FAIR VALUE MEASUREMENTS — Continued

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination, lease and well equipment inventory when the market value is determined to be lower than the cost of the inventory and other property and equipment that are reduced to fair value when they are impaired or held for sale. The Company recorded no impairment to its lease and well equipment inventory or other property and equipment in 2019 and 2018.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Salt Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and salt water from certain portions of its acreage for gathering, transportation, processing, fractionation, sales and, in the case of salt water, disposal. The Company paid approximately $28.7 million and $20.6 million for deliveries under these agreements during the years ended December 31, 2019 and 2018, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at December 31, 2019, the total deficiencies required to be paid by the Company under these agreements would be approximately $406.8 million, in addition to the commitments described below.
Future Commitments
In late 2017, the Company entered into a fixed-fee NGL sales agreement whereby the Company committed to deliver its NGL production at the tailgate of the Black River Processing Plant to a certain counterparty. The Company is committed to deliver a minimum amount of NGLs to the counterparty upon construction and completion of a pipeline extension and a fractionation facility by the counterparty, which is currently expected to be completed in 2020. The Company has no rights to compel the counterparty to construct this pipeline extension or fractionation facility. If the counterparty does not construct the pipeline extension and fractionation facility, then the Company does not have any minimum volume commitments under the agreement. If the counterparty constructs the pipeline extension and fractionation facility on or prior to February 28, 2021, then the Company will have a commitment to deliver a minimum amount of NGLs for seven years following the completion of the pipeline extension and fractionation facility. If the Company does not meet its NGL volume commitment in any quarter during the seven-year commitment period, it will be required to pay a deficiency fee per gallon of NGL deficiency. Should the pipeline extension and fractionation facility be completed on or prior to February 28, 2021, the minimum contractual obligation during the seven-year period would be approximately $132.3 million.
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
Delaware Basin — San Mateo
In February 2017, the Company dedicated its current and future leasehold interests in the Rustler Breaks and Wolf asset areas pursuant to 15-year, fixed-fee natural gas, oil and salt water gathering agreements and salt water disposal agreements with subsidiaries of San Mateo I. In addition, the Company dedicated its current and future leasehold interests in the Rustler Breaks asset area pursuant to a 15-year, fixed-fee natural gas processing agreement (collectively with the gathering and salt water disposal agreements, the “Operational Agreements”). San Mateo I provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The minimum contractual obligation under the Operational Agreements at December 31, 2019 was approximately $152.9 million.
In connection with the February 2019 formation of San Mateo II, the Company dedicated to San Mateo II acreage in the Greater Stebbins Area and the Stateline asset area pursuant to 15-year, fixed-fee agreements for oil, natural gas and salt water gathering, natural gas processing and salt water disposal (collectively, the “San Mateo II Operational Agreements”). San Mateo II provides the Company with firm service under each of the San Mateo II Operational Agreements in exchange for certain minimum volume commitments. The minimum contractual obligation under the San Mateo II Operational Agreements at inception was approximately $363.8 million and begins in 2020.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

NOTE 14 — COMMITMENTS AND CONTINGENCIES — Continued

In June 2019, a subsidiary of San Mateo II entered into an agreement with third parties for the engineering, procurement, construction and installation of an expansion of the Black River Processing Plant, including required compression. The expansion is expected to be placed in service in 2020. San Mateo II’s total commitments under this agreement are $80.4 million. San Mateo II paid approximately $40.1 million under this agreement during the year ended December 31, 2019. As of December 31, 2019, the remaining obligations under this agreement were $40.3 million, which are expected to be paid within the next year.
Other Commitments
The Company does not own or operate its own drilling rigs, but instead enters into contracts with third parties for such drilling rigs. These contracts establish daily rates for the drilling rigs and the term of the Company’s commitment for the drilling services to be provided. The Company would incur a termination obligation if the Company elected to terminate a contract and if the drilling contractor were unable to secure replacement work for the contracted drilling rigs at the same daily rates being charged to the Company prior to the end of their respective contract terms. The Company’s undiscounted minimum outstanding aggregate termination obligations under its drilling rig contracts were approximately $41.7 million at December 31, 2019, of which $1.2 million is related to short-term drilling rig contracts, which are not recorded on the consolidated balance sheet.
At December 31, 2019, the Company had outstanding commitments to participate in the drilling and completion of various non-operated wells. If all of these wells are drilled and completed as proposed, the Company’s minimum outstanding aggregate commitments for its participation in these non-operated wells were approximately $26.9 million at December 31, 2019. The Company expects these costs to be incurred within the next year.
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

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017
NOTE 15 — SUPPLEMENTAL DISCLOSURES

Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at December 31, 2019 and 2018 (in thousands).

	December 31,
	2019	2018
Accrued evaluated and unproved and unevaluated property costs	$72,376	$86,318
Accrued midstream properties costs	46,402	16,808
Accrued lease operating expenses	18,223	12,705
Accrued interest on debt	18,569	22,448
Accrued asset retirement obligations	619	1,350
Accrued partners’ share of joint interest charges	14,322	17,037
Accrued payable related to purchased natural gas	17,806	4,442
Other	12,378	9,747
Total accrued liabilities	$200,695	$170,855

Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the years ended December 31, 2019, 2018 and 2017 (in thousands).

	Year Ended December 31,
	2019	2018	2017
Cash paid for interest expense, net of amounts capitalized	$75,525	$29,474	$32,760
Increase in asset retirement obligations related to mineral properties	$2,912	$2,614	$4,385
Increase (decrease) in asset retirement obligations related to midstream properties	$1,204	$686	$(60)
(Decrease) increase in liabilities for oil and natural gas properties capital expenditures	$(15,877)	$(16,802)	$48,929
Increase (decrease) in liabilities for midstream properties capital expenditures	$30,374	$2,499	$(955)
Stock-based compensation expense (benefit) recognized as liability	$3,170	$(1,069)	$362
Decrease in liabilities for accrued cost to issue equity	$—	$—	$(343)
Increase in liabilities for accrued cost to issue senior notes	$—	$232	$—
Transfer of inventory from (to) oil and natural gas properties	$1,515	$409	$(374)
Transfer of inventory to midstream properties	$—	$—	$(317)
The following table provides a reconciliation of cash and restricted cash recorded in the consolidated balance sheets to cash and restricted cash as presented on the consolidated statements of cash flows (in thousands).

	Year Ended December 31,
	2019	2018	2017
Cash	$40,024	$64,545	$96,505
Restricted cash	25,104	19,439	5,977
Total cash and restricted cash	$65,128	$83,984	$102,482

NOTE 16 — SEGMENT INFORMATION
The Company operates in two business segments: (i) exploration and production and (ii) midstream. The exploration and production segment is engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States and is currently focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. The midstream segment conducts midstream operations in support of the Company’s exploration, development and production operations and provides natural gas processing,

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017
NOTE 16 — SEGMENT INFORMATION — Continued

oil transportation services, oil, natural gas and salt water gathering services and salt water disposal services to third parties. Substantially all of the Company’s midstream operations in the Rustler Breaks and Wolf asset areas in the Delaware Basin are conducted through San Mateo (see Note 6).
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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Year Ended December 31, 2019
Oil and natural gas revenues	$886,127	$6,198	$—	$—	$892,325
Midstream services revenues	—	135,953	—	(76,843)	59,110
Sales of purchased natural gas	4,802	69,967	—	—	74,769
Lease bonus - mineral acreage	1,711	—	—	—	1,711
Realized gain on derivatives	9,482	—	—	—	9,482
Unrealized loss on derivatives	(53,727)	—	—	—	(53,727)
Expenses(1)	621,687	130,612	72,734	(76,843)	748,190
Operating income (loss)(2)	$226,708	$81,506	$(72,734)	$—	$235,480
Total assets(3)	$3,360,725	$647,937	$61,014	$—	$4,069,676
Capital expenditures(4)	$718,712	$223,612	$3,701	$—	$946,025
_____________________

(1)
Includes depletion, depreciation and amortization expenses of $331.7 million and $16.1 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $2.7 million.

(2)	Includes $35.2 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.

(3)	Excludes intercompany receivables and investments in subsidiaries.

(4)
Includes $48.3 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $145.4 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017
NOTE 16 — SEGMENT INFORMATION — Continued

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Year Ended December 31, 2018
Oil and natural gas revenues	$794,261	$6,439	$—	$—	$800,700
Midstream services revenues	—	86,737	—	(64,817)	21,920
Sales of purchased natural gas	902	6,169	—	—	7,071
Lease bonus - mineral acreage	2,489	—	—	—	2,489
Realized gain on derivatives	2,334	—	—	—	2,334
Unrealized gain on derivatives	65,085	—	—	—	65,085
Expenses(1)	487,539	44,098	69,508	(64,817)	536,328
Operating income (loss)(2)	$377,532	$55,247	$(69,508)	$—	$363,271
Total assets(3)	$2,910,326	$439,953	$105,239	$—	$3,455,518
Capital expenditures(4)	$1,335,690	$166,407	$2,562	$—	$1,504,659
_____________________

(1)
Includes depletion, depreciation and amortization expenses of $252.3 million and $10.5 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $2.4 million.

(2)	Includes $25.6 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.

(3)	Excludes intercompany receivables and investments in subsidiaries.

(4)
Includes $656.9 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $80.2 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Year Ended December 31, 2017
Oil and natural gas revenues	$525,862	$2,822	$—	$—	$528,684
Midstream services revenues	—	47,037	—	(36,839)	10,198
Realized loss on derivatives	(4,321)	—	—	—	(4,321)
Unrealized gain on derivatives	9,715	—	—	—	9,715
Expenses(1)	333,923	23,420	62,931	(36,839)	383,435
Operating income (loss)(2)	$197,333	$26,439	$(62,931)	$—	$160,841
Total assets(3)	$1,768,393	$257,871	$119,426	$—	$2,145,690
Capital expenditures(4)	$753,157	$114,113	$5,688	$—	$872,958
_____________________

(1)
Includes depletion, depreciation and amortization expenses of $170.5 million and $5.2 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $1.7 million.

(2)	Includes $12.1 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.

(3)	Excludes intercompany receivables and investments in subsidiaries.

(4)	Includes $54.9 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

 NOTE 17 — SUBSIDIARY GUARANTORS

The Notes are jointly and severally guaranteed by certain subsidiaries of Matador (the “Guarantor Subsidiaries”) on a full and unconditional basis (except for customary release provisions). At December 31, 2019, the Guarantor Subsidiaries were 100% owned by Matador. Matador is a parent holding company and has no independent assets or operations, and there are no significant restrictions on the ability of Matador to obtain funds from the Guarantor Subsidiaries by dividend or loan. San Mateo and its subsidiaries (the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes.
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

Condensed Consolidating Balance Sheet December 31, 2019
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Intercompany receivable	$1,578,133	$29,217	$—	$(1,607,350)	$—
Current assets	29	37,933	240,530	—	278,492
Net property and equipment	—	583,899	3,115,696	—	3,699,595
Investment in subsidiaries	1,332,237	—	144,697	(1,476,934)	—
Long-term assets	—	3,072	99,049	(10,532)	91,589
Total assets	$2,910,399	$654,121	$3,599,972	$(3,094,816)	$4,069,676
LIABILITIES AND EQUITY
Intercompany payable	$—	$—	$1,607,350	$(1,607,350)	$—
Current liabilities	—	73,086	327,595	(909)	399,772
Senior unsecured notes payable	1,039,416	—	—	—	1,039,416
Other long-term liabilities	37,329	300,540	332,790	(9,623)	661,036
Total equity attributable to Matador Resources Company	1,833,654	144,697	1,332,237	(1,476,934)	1,833,654
Non-controlling interest in subsidiaries	—	135,798	—	—	135,798
Total liabilities and equity	$2,910,399	$654,121	$3,599,972	$(3,094,816)	$4,069,676

Condensed Consolidating Balance Sheet December 31, 2018
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Intercompany receivable	$1,244,405	$29,816	$—	$(1,274,221)	$—
Current assets	4,109	34,027	267,549	—	305,685
Net property and equipment	—	379,052	2,743,812	—	3,122,864
Investment in subsidiaries	1,490,401	—	95,346	(1,585,747)	—
Long-term assets	23,897	1,479	11,095	(9,502)	26,969
Total assets	$2,762,812	$444,374	$3,117,802	$(2,869,470)	$3,455,518
LIABILITIES AND EQUITY
Intercompany payable	$—	$—	$1,274,221	$(1,274,221)	$—
Current liabilities	22,874	27,988	279,884	(724)	330,022
Senior unsecured notes payable	1,037,837	—	—	—	1,037,837
Other long-term liabilities	13,221	230,263	73,296	(8,778)	308,002
Total equity attributable to Matador Resources Company	1,688,880	95,346	1,490,401	(1,585,747)	1,688,880
Non-controlling interest in subsidiaries	—	90,777	—	—	90,777
Total liabilities and equity	$2,762,812	$444,374	$3,117,802	$(2,869,470)	$3,455,518

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

 NOTE 17 — SUBSIDIARY GUARANTORS — Continued

Condensed Consolidating Statement of Operations For the Year Ended December 31, 2019
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$209,887	$848,502	$(74,719)	$983,670
Total expenses	(1,458)	128,758	695,609	(74,719)	748,190
Operating (loss) income	1,458	81,129	152,893	—	235,480
Net loss on asset sales and inventory impairment	—	—	(967)	—	(967)
Interest expense	(64,591)	(9,282)	—	—	(73,873)
Other income (expense)	—	3	(2,129)	—	(2,126)
Earnings in subsidiaries	186,442	—	36,645	(223,087)	—
Income before income taxes	123,309	71,850	186,442	(223,087)	158,514
Total income tax provision	35,532	—	—	—	35,532
Net income attributable to non-controlling interest in subsidiaries	—	(35,205)	—	—	(35,205)
Net income attributable to Matador Resources Company shareholders	$87,777	$36,645	$186,442	$(223,087)	$87,777

Condensed Consolidating Statement of Operations For the Year Ended December 31, 2018
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$98,665	$865,725	$(64,791)	$899,599
Total expenses	4,935	46,236	549,948	(64,791)	536,328
Operating (loss) income	(4,935)	52,429	315,777	—	363,271
Net loss on asset sales and inventory impairment	—	—	(196)	—	(196)
Interest expense	(40,994)	(333)	—	—	(41,327)
Prepayment penalty on extinguishment of debt	(31,226)	—	—	—	(31,226)
Other income	565	62	924	—	1,551
Earnings in subsidiaries	343,106	—	26,601	(369,707)	—
Income before income taxes	266,516	52,158	343,106	(369,707)	292,073
Total income tax benefit	(7,691)	—	—	—	(7,691)
Net income attributable to non-controlling interest in subsidiaries	—	(25,557)	—	—	(25,557)
Net income attributable to Matador Resources Company shareholders	$274,207	$26,601	$343,106	$(369,707)	$274,207

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2019, 2018 and 2017

 NOTE 17 — SUBSIDIARY GUARANTORS — Continued

Condensed Consolidating Statement of Operations For the Year Ended December 31, 2017
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$47,883	$531,508	$(35,115)	$544,276
Total expenses	5,610	21,260	391,680	(35,115)	383,435
Operating (loss) income	(5,610)	26,623	139,828	—	160,841
Net gain on asset sales and inventory impairment	—	—	23	—	23
Interest expense	(34,565)	—	—	—	(34,565)
Other income	27	37	3,487	—	3,551
Earnings in subsidiaries	157,589	—	14,251	(171,840)	—
Income before income taxes	117,441	26,660	157,589	(171,840)	129,850
Total income tax (benefit) provision	(8,426)	269	—	—	(8,157)
Net income attributable to non-controlling interest in subsidiaries	—	(12,140)	—	—	(12,140)
Net income attributable to Matador Resources Company shareholders	$125,867	$14,251	$157,589	$(171,840)	$125,867

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2019
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(427)	$106,650	$445,819	$—	$552,042
Net cash used in investing activities	—	(188,893)	(698,455)	(16,628)	(903,976)
Net cash provided by financing activities	—	88,059	228,391	16,628	333,078
(Decrease) increase in cash and restricted cash	(427)	5,816	(24,245)	—	(18,856)
Cash and restricted cash at beginning of year	456	18,840	64,688	—	83,984
Cash and restricted cash at end of year	$29	$24,656	$40,443	$—	$65,128

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2018
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(657,860)	$35,119	$1,231,264	$—	$608,523
Net cash used in investing activities	—	(162,147)	(1,310,776)	(42,330)	(1,515,253)
Net cash provided by financing activities	658,030	140,205	47,667	42,330	888,232
Increase (decrease) in cash and restricted cash	170	13,177	(31,845)	—	(18,498)
Cash and restricted cash at beginning of year	286	5,663	96,533	—	102,482
Cash and restricted cash at end of year	$456	$18,840	$64,688	$—	$83,984

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2017
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(307,982)	$21,308	$585,799	$—	$299,125
Net cash provided by (used in) investing activities	33	(114,852)	(597,870)	(106,595)	(819,284)
Net cash provided by (used in) financing activities	208,440	96,307	(2,843)	106,595	408,499
Decrease (increase) in cash and restricted cash	(99,509)	2,763	(14,914)	—	(111,660)
Cash and restricted cash at beginning of year	99,795	2,900	111,447	—	214,142
Cash and restricted cash at end of year	$286	$5,663	$96,533	$—	$102,482

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2019, 2018 and 2017

SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES
Costs Incurred
The following table summarizes costs incurred and capitalized by the Company in the acquisition, exploration and development of oil and natural gas properties for the years ended December 31, 2019, 2018 and 2017 (in thousands).

	Year Ended December 31,
	2019	2018	2017
Property acquisition costs
Proved	$3,767	$4,788	$45,270
Unproved and unevaluated	39,595	633,502	214,662
Exploration costs	109,439	229,974	167,213
Development costs	570,290	467,426	326,012
Total costs incurred(1)	$723,091	$1,335,690	$753,157

__________________

(1)	Excludes midstream-related development and corporate costs of approximately $227.3 million, $169.0 million and $119.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Property acquisition costs are costs incurred to purchase, lease or otherwise acquire oil and natural gas properties, including both unproved and unevaluated leasehold and purchases of reserves in place. For the years ended December 31, 2019, 2018 and 2017, most of the Company’s property acquisition costs resulted from the acquisition of unproved and unevaluated leasehold and mineral interests.
Exploration costs are costs incurred in identifying areas of these oil and natural gas properties that may warrant further examination and in examining specific areas that are considered to be prospective for oil and natural gas, including costs of drilling exploratory wells, geological and geophysical costs and costs of carrying and retaining unproved and unevaluated properties. Exploration costs may be incurred before or after acquiring the related oil and natural gas properties. For the years ended December 31, 2019, 2018 and 2017, the Company capitalized $2.9 million, $17.7 million and $1.8 million, respectively, of geological and geophysical costs, which are included as exploration costs in the table above.
Development costs are costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing oil and natural gas. Development costs include the costs of preparing well locations for drilling, drilling and equipping development wells and acquiring, constructing and installing production facilities.
Costs incurred also include newly established asset retirement obligations, as well as changes to asset retirement obligations resulting from revisions in cost estimates or abandonment dates. Asset retirement obligations included in the table above were approximately $4.3 million, $4.0 million and $4.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Capitalized general and administrative expenses that are directly related to acquisition, exploration and development activities are also included in the table above. The Company capitalized $31.1 million, $29.9 million and $23.1 million of these internal costs for the years ended December 31, 2019, 2018 and 2017, respectively, excluding midstream-related capitalized general and administrative expenses. Capitalized interest expense for qualifying projects is also included in the table above. The Company capitalized $7.6 million, $8.8 million and $7.3 million of its interest expense for the years ended December 31, 2019, 2018 and 2017, respectively.
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
December 31, 2019, 2018 and 2017
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued

The Company reports its production and proved reserves in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Where the Company produces liquids-rich natural gas, such as in the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas and the Eagle Ford shale in South Texas, the economic value of the NGLs associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the NGLs are extracted and sold. The Company’s oil and natural gas reserves estimates for the years ended December 31, 2019, 2018 and 2017 were prepared by the Company’s engineering staff in accordance with guidelines established by the SEC and then audited for their reasonableness and conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers.
Oil and natural gas reserves are estimated using then-current operating and economic conditions, with no provision for price and cost escalations in future periods except by contractual arrangements. The commodity prices used to estimate oil and natural gas reserves are based on unweighted, arithmetic averages of first-day-of-the-month oil and natural gas prices for the previous 12-month period. For the period from January through December 2019, these average oil and natural gas prices were $52.19 per Bbl and $2.58 per MMBtu, respectively. For the period from January through December 2018, these average oil and natural gas prices were $62.04 per Bbl and $3.10 per MMBtu, respectively. For the period from January through December 2017, these average oil and natural gas prices were $47.79 per Bbl and $2.98 per MMBtu, respectively.
The Company’s net ownership in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves are summarized as follows. All of the Company’s oil and natural gas reserves are attributable to properties located in the United States. The estimated reserves shown below are proved reserves only and do not include any value for unproved reserves classified as probable or possible reserves that might exist for these properties, nor do they include any consideration that could be attributed to interests in unevaluated acreage beyond those tracts for which reserves have been estimated. In the tables presented throughout this section, natural gas is converted to oil equivalent using the ratio of one Bbl of oil to six Mcf of natural gas.

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2019, 2018 and 2017
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued

	Net Proved Reserves
	Oil	Natural Gas	Oil Equivalent
	(MBbl)	(MMcf)	(MBOE)
Total at December 31, 2016	56,977	292,649	105,752
Revisions of prior estimates	3,847	34,395	9,580
Purchases of minerals in-place	5,257	7,348	6,482
Extensions and discoveries	28,513	99,935	45,169
Production	(7,851)	(38,163)	(14,212)
Total at December 31, 2017	86,743	396,164	152,771
Revisions of prior estimates	5,908	32,497	11,326
Purchases of minerals-in-place	446	900	596
Extensions and discoveries	41,445	169,224	69,646
Production	(11,141)	(47,311)	(19,026)
Total at December 31, 2018	123,401	551,474	215,313
Revisions of prior estimates	(605)	34,062	5,073
Net divestitures of minerals-in-place	(298)	(12,048)	(2,307)
Extensions and discoveries	39,477	114,833	58,616
Production	(13,984)	(61,083)	(24,164)
Total at December 31, 2019	147,991	627,238	252,531
Proved Developed Reserves
December 31, 2016	22,604	126,759	43,731
December 31, 2017	36,966	190,109	68,651
December 31, 2018	53,223	246,229	94,261
December 31, 2019	59,667	276,258	105,710
Proved Undeveloped Reserves
December 31, 2016	34,373	165,890	62,021
December 31, 2017	49,777	206,055	84,120
December 31, 2018	70,178	305,245	121,052
December 31, 2019	88,324	350,980	146,821

The following is a discussion of the changes in the Company’s proved oil and natural gas reserves estimates for the years ended December 31, 2019, 2018 and 2017.
The Company’s proved oil and natural gas reserves increased to 252,531 MBOE at December 31, 2019 from 215,313 MBOE at December 31, 2018. The Company’s proved oil and natural gas reserves increased by 61,382 MBOE and the Company produced 24,164 MBOE during the year ended December 31, 2019, resulting in a net increase of 37,218 MBOE. The Company’s proved oil and natural gas reserves increased by 58,616 MBOE during 2019 as a result of extensions and discoveries during the year, which were primarily attributable to drilling operations in the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company’s proved oil and natural gas reserves increased by 5,073 MBOE during 2019 as a result of revisions of prior estimates, which were attributable to better-than-projected well performance from certain wells, but which were offset by lower weighted average oil and natural gas prices used to estimate proved reserves in 2019, as compared to 2018. The Company’s proved oil and natural gas reserves decreased by 2,307 MBOE in 2019 as a result of net divestitures of minerals-in-place primarily in the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana. The Company’s proved developed oil and natural gas reserves increased to 105,710 MBOE at December 31, 2019 from 94,261 MBOE at December 31, 2018, primarily due to proved developed reserves added as a result of drilling operations in the Wolfcamp and Bone Spring plays in the Delaware Basin. At December 31, 2019, the Company’s proved reserves were made up of approximately 59% oil and 41% natural gas and were approximately 42% proved developed and approximately 58% proved undeveloped.

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2019, 2018 and 2017
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued

The Company’s proved oil and natural gas reserves increased to 215,313 MBOE at December 31, 2018 from 152,771 MBOE at December 31, 2017. The Company’s proved oil and natural gas reserves increased by 81,568 MBOE and the Company produced 19,026 MBOE during the year ended December 31, 2018, resulting in a net increase of 62,542 MBOE. The Company’s proved oil and natural gas reserves increased by 69,646 MBOE as a result of extensions and discoveries during the year, which were primarily attributable to drilling operations in the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company’s proved oil and natural gas reserves increased by 11,326 MBOE during 2018 as a result of revisions of prior estimates, which were attributable to better-than-projected well performance from certain wells and higher weighted average oil and natural gas prices used to estimate proved reserves in 2018, as compared to 2017. The Company also added 596 MBOE in proved oil and natural gas reserves in 2018 as a result of purchases of minerals-in-place in the Delaware Basin. The Company’s proved developed oil and natural gas reserves increased to 94,261 MBOE at December 31, 2018 from 68,651 MBOE at December 31, 2017, primarily due to proved developed reserves added as a result of drilling operations in the Wolfcamp and Bone Spring plays in the Delaware Basin. At December 31, 2018, the Company’s proved reserves were made up of approximately 57% oil and 43% natural gas and were approximately 44% proved developed and approximately 56% proved undeveloped.
The Company’s proved oil and natural gas reserves increased to 152,771 MBOE at December 31, 2017 from 105,752 MBOE at December 31, 2016. The Company’s proved oil and natural gas reserves increased by 61,231 MBOE and the Company produced 14,212 MBOE during the year ended December 31, 2017, resulting in a net increase of 47,019 MBOE. The Company’s proved oil and natural gas reserves increased by 45,169 MBOE as a result of extensions and discoveries during the year, which were primarily attributable to drilling operations in the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company’s proved oil and natural gas reserves increased by 9,580 MBOE during 2017 as a result of revisions of prior estimates, which were attributable to better-than-projected well performance from certain wells and higher weighted average oil and natural gas prices used to estimate proved reserves in 2017, as compared to 2016. The Company also added 6,482 MBOE in proved oil and natural gas reserves in 2017 as a result of purchases of minerals-in-place in the Delaware Basin. The Company’s proved developed oil and natural gas reserves increased to 68,651 MBOE at December 31, 2017 from 43,731 MBOE at December 31, 2016, primarily due to proved developed reserves added as a result of drilling operations in the Wolfcamp and Bone Spring plays in the Delaware Basin. At December 31, 2017, the Company’s proved reserves were made up of approximately 57% oil and 43% natural gas and were approximately 45% proved developed and approximately 55% proved undeveloped.
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
As noted previously, for the period from January through December 2019, the unweighted, arithmetic averages of first-day-of-the-month oil and natural gas prices were $52.19 per Bbl and $2.58 per MMBtu, respectively. For the period from January through December 2018, the comparable average oil and natural gas prices were $62.04 per Bbl and $3.10 per MMBtu, respectively. For the period from January through December 2017, the comparable average oil and natural gas prices were $47.79 per Bbl and $2.98 per MMBtu, respectively.
Future net cash flows were computed by applying these oil and natural gas prices, adjusted for all associated transportation and gathering costs, gravity and energy content and regional price differentials, to year-end quantities of proved oil and natural gas reserves and accounting for any future production and development costs associated with producing these reserves; neither prices nor costs were escalated with time in these computations.
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
December 31, 2019, 2018 and 2017
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued

The following table presents the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2019, 2018 and 2017 (in thousands).

	Year Ended December 31,
	2019	2018	2017
Future cash inflows	$8,771,595	$8,822,004	$5,249,116
Future production costs	(3,087,142)	(2,713,043)	(1,759,495)
Future development costs	(1,638,744)	(1,384,916)	(1,029,105)
Future income tax expense	(479,011)	(710,222)	(228,622)
Future net cash flows	3,566,698	4,013,823	2,231,894
10% annual discount for estimated timing of cash flows	(1,532,715)	(1,763,210)	(973,248)
Standardized measure of discounted future net cash flows	$2,033,983	$2,250,613	$1,258,646

The following table summarizes the changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2019, 2018 and 2017 (in thousands).

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of period	$2,250,613	$1,258,646	$575,043
Net change in sales and transfer prices and in production (lifting) costs related to future production	(622,710)	574,381	374,370
Changes in estimated future development costs	(284,748)	(347,038)	(298,504)
Sales and transfers of oil and natural gas produced during the period	(682,747)	(631,596)	(403,095)
Net (divestitures) purchases of reserves in place	(28,849)	9,227	97,225
Net change due to extensions and discoveries	733,208	1,078,935	677,681
Net change due to revisions in estimates of reserves quantities	63,436	175,440	143,749
Previously estimated development costs incurred during the period	258,593	279,799	151,974
Accretion of discount	237,548	103,085	54,623
Other	(4,861)	3,600	(3,929)
Net change in income taxes	114,500	(253,866)	(110,491)
Standardized measure of discounted future net cash flows	$2,033,983	$2,250,613	$1,258,646

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2019, 2018 and 2017

SELECTED QUARTERLY FINANCIAL INFORMATION
The following table presents selected unaudited quarterly financial information for 2019 (in thousands, except per share data).

	December 31	September 30	June 30	March 31
2019
Oil and natural gas revenues	$258,619	$229,377	$211,060	$193,269
Third-party midstream services revenues	17,656	15,257	14,359	11,838
Sales of purchased gas	34,711	19,864	8,963	11,231
Lease bonus - mineral acreage	—	1,711	—	—
Realized gain on derivatives	1,701	3,346	1,165	3,270
Unrealized (loss) gain on derivatives	(24,012)	9,847	6,157	(45,719)
Expenses	223,627	193,300	164,915	166,348
Other expense	(21,209)	(18,859)	(18,859)	(18,039)
Income (loss) before income taxes	43,839	67,243	57,930	(10,498)
Income tax provision (benefit)	10,197	13,490	12,858	(1,013)
Net income (loss)	33,642	53,753	45,072	(9,485)
Net income attributable to non-controlling interest in subsidiaries	(9,623)	(9,800)	(8,320)	(7,462)
Net income (loss) attributable to Matador Resources Company shareholders	$24,019	$43,953	$36,752	$(16,947)
Earnings (loss) per common share
Basic	$0.21	$0.38	$0.32	$(0.15)
Diluted	$0.21	$0.38	$0.31	$(0.15)

The following table presents selected unaudited quarterly financial information for 2018 (in thousands, except per share data).

	December 31	September 30	June 30	March 31
2018
Oil and natural gas revenues	$193,445	$216,282	$209,019	$181,954
Third-party midstream services revenues	8,636	6,809	3,407	3,068
Sales of purchased gas	7,071	—	—	—
Lease bonus - mineral acreage	2,489	—	—	—
Realized gain (loss) on derivatives	3,656	5,424	(2,488)	(4,258)
Unrealized gain (loss) on derivatives	74,577	(21,337)	1,429	10,416
Expenses	141,811	139,325	137,374	117,818
Other expense	(11,666)	(42,738)	(8,356)	(8,438)
Income before income taxes	136,397	25,115	65,637	64,924
Income tax benefit	(7,691)	—	—	—
Net income	144,088	25,115	65,637	64,924
Net income attributable to non-controlling interest in subsidiaries	(7,375)	(7,321)	(5,831)	(5,030)
Net income attributable to Matador Resources Company shareholders	$136,713	$17,794	$59,806	$59,894
Earnings per common share
Basic	$1.18	$0.15	$0.53	$0.55
Diluted	$1.17	$0.15	$0.53	$0.55