Form 10-Q
period 2020-09-30
Matador Resources Co
filed 2020-10-30
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 27, 2020, there were 116,836,763 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except par value and share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash	$41,813	$40,024
Restricted cash	26,090	25,104
Accounts receivable
Oil and natural gas revenues	67,609	95,228
Joint interest billings	52,314	67,546
Other	18,156	26,639
Derivative instruments	5,609	—
Lease and well equipment inventory	11,813	10,744
Prepaid expenses and other current assets	13,820	13,207
Total current assets	237,224	278,492
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	5,217,471	4,557,265
Unproved and unevaluated	910,156	1,126,992
Midstream properties	828,034	643,903
Other property and equipment	29,071	27,021
Less accumulated depletion, depreciation and amortization	(3,502,223)	(2,655,586)
Net property and equipment	3,482,509	3,699,595
Other assets
Derivative instruments	3,630	—
Deferred income taxes	804	—
Other long-term assets	62,063	91,589
Total assets	$3,786,230	$4,069,676
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,662	$25,230
Accrued liabilities	132,853	200,695
Royalties payable	68,323	85,193
Amounts due to affiliates	1,971	19,606
Derivative instruments	17,128	1,897
Advances from joint interest owners	7,713	14,837
Amounts due to joint ventures	—	486
Other current liabilities	39,709	51,828
Total current liabilities	286,359	399,772
Long-term liabilities
Borrowings under Credit Agreement	475,000	255,000
Borrowings under San Mateo Credit Facility	326,400	288,000
Senior unsecured notes payable	1,040,602	1,039,416
Asset retirement obligations	37,222	35,592
Derivative instruments	5,263	1,984
Deferred income taxes	2,698	37,329
Other long-term liabilities	35,057	43,131
Total long-term liabilities	1,922,242	1,700,452
Commitments and contingencies (Note 9)
Shareholders’ equity
Common stock - $0.01 par value, 160,000,000 shares authorized; 116,984,290 and 116,644,246 shares issued; and 116,836,003 and 116,642,899 shares outstanding, respectively	1,170	1,166
Additional paid-in capital	2,024,526	1,981,014
Accumulated deficit	(652,251)	(148,500)
Treasury stock, at cost, 148,287 and 1,347 shares, respectively	(1,512)	(26)
Total Matador Resources Company shareholders’ equity	1,371,933	1,833,654
Non-controlling interest in subsidiaries	205,696	135,798
Total shareholders’ equity	1,577,629	1,969,452
Total liabilities and shareholders’ equity	$3,786,230	$4,069,676
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Oil and natural gas revenues	$189,104	$229,377	$505,785	$633,706
Third-party midstream services revenues	19,363	15,257	49,861	41,454
Sales of purchased natural gas	13,358	19,864	37,883	40,058
Lease bonus - mineral acreage	—	1,711	4,062	1,711
Realized (loss) gain on derivatives	(5,406)	3,346	49,571	7,781
Unrealized (loss) gain on derivatives	(13,033)	9,847	(9,271)	(29,715)
Total revenues	203,386	279,402	637,891	694,995
Expenses
Production taxes, transportation and processing	25,840	24,762	66,353	65,969
Lease operating	23,392	29,714	80,464	87,228
Plant and other midstream services operating	9,385	8,817	29,129	26,555
Purchased natural gas	11,144	16,608	30,124	35,414
Depletion, depreciation and amortization	88,025	92,498	272,082	249,497
Accretion of asset retirement obligations	478	520	1,449	1,354
Full-cost ceiling impairment	251,163	—	575,164	—
General and administrative	15,100	20,381	46,045	58,547
Total expenses	424,527	193,300	1,100,810	524,564
Operating (loss) income	(221,141)	86,102	(462,919)	170,431
Other income (expense)
Net loss on asset sales and impairment	—	(439)	(2,632)	(807)
Interest expense	(18,231)	(18,175)	(56,340)	(54,172)
Other (expense) income	(238)	(245)	1,555	(777)
Total other expense	(18,469)	(18,859)	(57,417)	(55,756)
(Loss) income before income taxes	(239,610)	67,243	(520,336)	114,675
Income tax provision (benefit)
Deferred	26,497	13,490	(43,369)	25,335
Income tax provision (benefit)	26,497	13,490	(43,369)	25,335
Net (loss) income	(266,107)	53,753	(476,967)	89,340
Net income attributable to non-controlling interest in subsidiaries	(9,957)	(9,800)	(26,784)	(25,582)
Net (loss) income attributable to Matador Resources Company shareholders	$(276,064)	$43,953	$(503,751)	$63,758
(Loss) earnings per common share
Basic	$(2.38)	$0.38	$(4.34)	$0.55
Diluted	$(2.38)	$0.38	$(4.34)	$0.54
Weighted average common shares outstanding
Basic	116,155	116,643	116,036	116,541
Diluted	116,155	116,976	116,036	116,994
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Nine Months Ended September 30, 2020

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

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Nine Months Ended September 30, 2020

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at June 30, 2020	116,984	$1,170	$2,020,298	$(376,187)	140	$(1,449)	$1,643,832	$174,669	$1,818,501
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	4,228	—	—	—	4,228	—	4,228
Restricted stock forfeited	—	—	—	—	8	(63)	(63)	—	(63)
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	31,850	31,850
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(10,780)	(10,780)
Current period net (loss) income	—	—	—	(276,064)	—	—	(276,064)	9,957	(266,107)
Balance at September 30, 2020	116,984	$1,170	$2,024,526	$(652,251)	148	$(1,512)	$1,371,933	$205,696	$1,577,629

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

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net (loss) income	$(476,967)	$89,340
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Unrealized loss on derivatives	9,271	29,715
Depletion, depreciation and amortization	272,082	249,497
Accretion of asset retirement obligations	1,449	1,354
Full-cost ceiling impairment	575,164	—
Stock-based compensation expense	10,449	13,740
Deferred income tax (benefit) provision	(43,369)	25,335
Amortization of debt issuance cost	2,114	1,814
Net loss on asset sales and impairment	2,632	807
Changes in operating assets and liabilities
Accounts receivable	52,060	(37,341)
Lease and well equipment inventory	(632)	2,307
Prepaid expenses and other current assets	(411)	(5,099)
Other long-term assets	1,784	(291)
Accounts payable, accrued liabilities and other current liabilities	(61,452)	(15,540)
Royalties payable	(16,870)	(586)
Advances from joint interest owners	(7,125)	(3,159)
Other long-term liabilities	(220)	1,234
Net cash provided by operating activities	319,959	353,127
Investing activities
Oil and natural gas properties capital expenditures	(465,991)	(536,017)
Midstream capital expenditures	(197,942)	(120,792)
Expenditures for other property and equipment	(1,796)	(3,911)
Proceeds from sale of assets	4,574	21,671
Net cash used in investing activities	(661,155)	(639,049)
Financing activities
Repayments of borrowings	—	(10,000)
Borrowings under Credit Agreement	220,000	185,000
Borrowings under San Mateo Credit Facility	38,400	40,000
Cost to amend credit facilities	(660)	(613)
Proceeds from stock options exercised	45	3,300
Contributions related to formation of San Mateo I	14,700	14,700
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	99,022	42,330
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(32,830)	(27,685)
Taxes paid related to net share settlement of stock-based compensation	(1,556)	(3,665)
Other	6,850	(623)
Net cash provided by financing activities	343,971	242,744
Increase (decrease) in cash and restricted cash	2,775	(43,178)
Cash and restricted cash at beginning of period	65,128	83,984
Cash and restricted cash at end of period	$67,903	$40,806

Supplemental disclosures of cash flow information (Note 10)

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED

NOTE 1 — NATURE OF OPERATIONS
Matador Resources Company, a Texas corporation (“Matador” and, collectively with its subsidiaries, the “Company”), is an independent energy company engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States, with an emphasis on oil and natural gas shale and other unconventional plays. The Company’s current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. Additionally, the Company conducts midstream operations, primarily through its midstream joint ventures, San Mateo Midstream, LLC (“San Mateo I”) and San Mateo Midstream II, LLC (“San Mateo II” and, together with San Mateo I, “San Mateo”), in support of the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties. Effective October 1, 2020, San Mateo II merged with and into San Mateo I.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements, Basis of Presentation, Consolidation and Significant Estimates
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) but do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020 (the “Annual Report”). The Company consolidates certain subsidiaries and joint ventures that are less than wholly-owned and are not involved in oil and natural gas exploration, including San Mateo, and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification (“ASC”), Consolidation (Topic 810). The Company proportionately consolidates certain joint ventures that are less than wholly-owned and are involved in oil and natural gas exploration. All intercompany accounts and transactions have been eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all normal, recurring adjustments that are necessary for a fair presentation of the Company’s interim unaudited condensed consolidated financial statements as of September 30, 2020. Amounts as of December 31, 2019 are derived from the Company’s audited consolidated financial statements included in the Annual Report.
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
Revenues
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the three and nine months ended September 30, 2020 and 2019 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues from contracts with customers	$221,825	$264,498	$593,529	$715,218
Lease bonus - mineral acreage	—	1,711	4,062	1,711
Realized (loss) gain on derivatives	(5,406)	3,346	49,571	7,781
Unrealized (loss) gain on derivatives	(13,033)	9,847	(9,271)	(29,715)
Total revenues	$203,386	$279,402	$637,891	$694,995

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Oil revenues	$150,620	$198,302	$414,379	$541,590
Natural gas revenues	38,484	31,075	91,406	92,116
Third-party midstream services revenues	19,363	15,257	49,861	41,454
Sales of purchased natural gas	13,358	19,864	37,883	40,058
Total revenues from contracts with customers	$221,825	$264,498	$593,529	$715,218
Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, all costs associated with the acquisition, exploration and development of oil and natural gas properties and reserves, including unproved and unevaluated property costs, are capitalized as incurred and accumulated into a single cost center representing the Company’s activities, which are undertaken exclusively in the United States. Such costs include lease acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, costs of drilling both productive and non-productive wells, capitalized interest on qualifying projects and certain general and administrative expenses directly related to acquisition, exploration and development activities, but do not include any costs related to production, selling or general corporate administrative activities. The Company capitalized approximately $7.6 million and $8.3 million of its general and administrative costs and approximately $2.0 million and $2.7 million of its interest expense for the three months ended September 30, 2020 and 2019, respectively. The Company capitalized approximately $23.9 million and $25.1 million of its general and administrative costs and approximately $5.2 million and $7.0 million of its interest expense for the nine months ended September 30, 2020 and 2019, respectively.
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
The estimated present value of after-tax future net cash flows from proved oil and natural gas reserves is highly dependent upon the quantities of proved reserves, the estimation of which requires substantial judgment. The Company’s oil and natural gas reserves estimates are prepared by the Company’s engineering staff in accordance with guidelines established by the SEC. Under these guidelines, oil and natural gas reserves are estimated using then-current operating and economic conditions, with no provision for price and cost escalations in future periods except by contractual agreements. Future net revenues are calculated using prices that represent the arithmetic averages of first-day-of-the-month oil and natural gas prices for the previous 12-month period, and the guidelines further dictate that a 10% discount factor be used to determine the present value of future revenues. For the period from October 2019 to September 2020, the average oil and natural gas prices were $39.71 per barrel and $1.97 per MMBtu, respectively. In estimating the present value of after-tax future net cash flows from proved oil and natural gas reserves, the average oil and natural gas prices were adjusted by property for quality, energy content, transportation and marketing fees and regional price differentials.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Using average commodity prices, as adjusted, to determine the Company’s estimated proved oil and natural gas reserves at September 30, 2020, the Company’s net capitalized costs less related deferred income taxes exceeded the full-cost ceiling by $189.1 million. As a result, the Company recorded an impairment charge of $251.2 million to its net capitalized costs and a deferred income tax benefit of $62.1 million at September 30, 2020. Using average commodity prices, as adjusted, to determine the Company’s estimated proved oil and natural gas reserves at June 30, 2020, the Company’s net capitalized costs less related deferred income taxes exceeded the full-cost ceiling by $243.9 million. As a result, the Company recorded an impairment charge of $324.0 million to its net capitalized costs and a deferred income tax benefit of $80.1 million at June 30, 2020. These charges are reflected in the Company’s interim unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2019, the Company’s net capitalized costs less related deferred income taxes did not exceed the full-cost ceiling. As a result, the Company recorded no impairment to its net capitalized costs for the three and nine months ended September 30, 2019.
Earnings (Loss) Per Common Share
The Company reports basic earnings attributable to Matador shareholders per common share, which excludes the effect of potentially dilutive securities, and diluted earnings attributable to Matador shareholders per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive.
The following table sets forth the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2020 and 2019 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average common shares outstanding
Basic	116,155	116,643	116,036	116,541
Dilutive effect of options and restricted stock units	—	333	—	453
Diluted weighted average common shares outstanding	116,155	116,976	116,036	116,994
A total of 2.5 million options to purchase shares of Matador’s common stock were excluded from the diluted weighted average common shares outstanding for both the three and nine months ended September 30, 2020, respectively, because their effects were anti-dilutive. Additionally, 0.7 million and 0.6 million restricted shares, which are participating securities, were excluded from the calculations above for the three and nine months ended September 30, 2020, respectively, as the security holders do not have the obligation to share in the losses of the Company. A total of 2.5 million and 2.7 million options to purchase shares of Matador’s common stock were excluded from the diluted weighted average common shares outstanding for both the three and nine months ended September 30, 2019, respectively, because their effects were anti-dilutive.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 3 — ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2020 (in thousands).

Beginning asset retirement obligations	$36,211
Liabilities incurred during period	2,245
Liabilities settled during period	(212)
Revisions in estimated cash flows	(1,875)
Accretion expense	1,449
Ending asset retirement obligations	37,818
Less: current asset retirement obligations(1)	(596)
Long-term asset retirement obligations	$37,222
 _______________
(1)Included in accrued liabilities in the Company’s interim unaudited condensed consolidated balance sheet at September 30, 2020.
NOTE 4 — DEBT
At September 30, 2020 and October 27, 2020, the Company had (i) $1.05 billion of outstanding senior notes due 2026 (the “Notes”), (ii) $475.0 million in borrowings outstanding under its reserves-based revolving credit facility (the “Credit Agreement”), (iii) approximately $45.1 million in outstanding letters of credit issued pursuant to the Credit Agreement and (iv) $7.5 million outstanding under an unsecured U.S. Small Business Administration loan.
At September 30, 2020 and October 27, 2020, San Mateo I had $326.4 million in borrowings outstanding under its revolving credit facility (the “San Mateo Credit Facility”) and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility.
Credit Agreements
MRC Energy Company
The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of the Company’s proved oil and natural gas reserves at December 31 and June 30 of each year, respectively. The Company and the lenders may each request an unscheduled redetermination of the borrowing base once between scheduled redetermination dates. In October 2020, the lenders completed their review of the Company’s proved oil and natural gas reserves, and, as a result, the borrowing base was affirmed at $900.0 million. The Company elected to keep the borrowing commitment at $700.0 million, the maximum facility amount remained $1.5 billion and no changes were made to the terms of the Credit Agreement. This October 2020 redetermination constituted the regularly scheduled November 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected commitment (subject to compliance with the covenant noted below). The Credit Agreement matures October 31, 2023.
The Credit Agreement requires the Company to maintain a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $50.0 million of cash or cash equivalents), divided by a rolling four quarter EBITDA calculation, of 4.00 or less. The Company believes that it was in compliance with the terms of the Credit Agreement at September 30, 2020.
San Mateo Midstream, LLC
The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries, as well as San Mateo II and its subsidiaries, but is guaranteed by San Mateo I’s subsidiaries and secured by substantially all of San Mateo I’s assets, including real property. Following the merger of San Mateo II with and into San Mateo I, the assets of San Mateo II are expected to be included as collateral under the San Mateo Credit Facility. The San Mateo Credit Facility includes an accordion feature, which provides for potential increases to up to $400.0 million, and matures December 19, 2023. At September 30, 2020, the lender commitments under the San Mateo Credit Facility were $375.0 million (subject to San Mateo I’s compliance with the covenants noted below).

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 4 — DEBT — Continued
The San Mateo Credit Facility requires San Mateo I to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo I to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo I’s consolidated interest expense, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo I to distribute cash to its members if San Mateo I’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. The Company believes that San Mateo I was in compliance with the terms of the San Mateo Credit Facility at September 30, 2020.
Senior Unsecured Notes
At September 30, 2020, the Company had $1.05 billion of outstanding Notes, which have a 5.875% coupon rate. The Notes will mature September 15, 2026, and interest is payable on the Notes semi-annually in arrears on each March 15 and September 15. The Notes are guaranteed on a senior unsecured basis by certain subsidiaries of the Company.
NOTE 5 — INCOME TAXES
As a result of the full-cost ceiling impairments that were recorded in both the second and third quarters of 2020, the Company recorded a valuation allowance of $86.5 million against its net deferred tax assets for the three and nine months ended September 30, 2020. The valuation allowance will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized. The Company’s total income tax provision for the three and nine months ended September 30, 2020 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to the impact of the valuation allowance, as well as permanent differences between book and tax income and state taxes, primarily in New Mexico.
The Company’s effective tax rates for the three and nine months ended September 30, 2019 were 23% and 28%, respectively. The Company’s total income tax provision for the three and nine months ended September 30, 2019 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to the impact of permanent differences between book and tax income, as well as state taxes, primarily in New Mexico.
NOTE 6 — EQUITY
Stock-based Compensation
During the nine months ended September 30, 2020, the Company granted awards to certain of its employees of 868,710 service-based restricted stock units to be settled in cash, which are liability instruments, and 641,210 performance-based stock units and 227,500 shares of restricted stock, which are equity instruments. The performance-based stock units vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year period ending December 31, 2022, as compared to a designated peer group. The service-based restricted stock units to be settled in cash vest ratably over three years, and the equity instruments are eligible to vest after three years. The fair value of these awards was approximately $7.7 million on the grant date.
San Mateo II
On February 25, 2019, the Company announced the formation of San Mateo II, a strategic joint venture with a subsidiary of Five Point Energy LLC (“Five Point”) designed to expand the Company’s midstream operations in the Delaware Basin, specifically in Eddy County, New Mexico. San Mateo II is owned 51% by the Company and 49% by Five Point. In addition, Five Point committed to pay $125 million of the first $150 million of capital expenditures incurred by San Mateo II to develop facilities in the Stebbins area and surrounding leaseholds in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and the Stateline asset area. As of June 30, 2020, the $150 million threshold for capital expenditures had been reached, and future capital expenditures are the responsibility of Matador and Five Point based on each company’s proportionate interest in San Mateo II. During the three months ended September 30, 2020, the Company contributed $36.8 million and Five Point contributed $31.9 million of cash. During the nine months ended September 30, 2020, the Company contributed $59.7 million and Five Point contributed $99.0 million of cash, of which $23.1 million was paid to carry Matador’s proportionate interest in San Mateo II. The portion of the amount contributed by Five Point to carry Matador’s proportionate interest was recorded in “Additional paid-in capital” in the Company’s interim unaudited condensed consolidated balance sheets for the nine months ended September 30, 2020, net of the $4.8 million deferred tax impact to Matador related to this equity contribution. During the three and nine months ended September 30, 2019, the Company contributed $4.5 million and $6.0 million of cash and Five Point contributed $22.5 million and $34.0 million of cash, respectively, in addition to the

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 6 — EQUITY — Continued
$1.0 million of property the Company contributed during the first quarter of 2019 related to the formation of San Mateo II. The Company also has the ability to earn up to $150.0 million in deferred performance incentives over the next several years, plus additional performance incentives for securing volumes from third-party customers.
Performance Incentives
In connection with the formation of San Mateo I in 2017, the Company has the ability to earn a total of $73.5 million in performance incentives to be paid by Five Point over a five-year period, which in October 2020 was extended by an additional year. The Company earned, and Five Point paid to the Company, $14.7 million in performance incentives during each of the nine months ended September 30, 2020, 2019 and 2018. The Company may earn up to an additional $29.4 million in performance incentives prior to February 1, 2023. These performance incentives are recorded, net of the $3.1 million deferred tax impact to Matador, in “Additional paid-in capital” in the Company’s interim unaudited condensed consolidated balance sheet when received. These performance incentives for the nine months ended September 30, 2020 and 2019 are also denoted as “Contributions related to formation of San Mateo I” under “Financing activities” in the Company’s interim unaudited condensed consolidated statements of cash flows and changes in shareholders’ equity.
NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2020, the Company had various costless collar and swap contracts open and in place to mitigate its exposure to oil and natural gas price volatility, each with a specific term (calculation period), notional quantity (volume hedged) and price floor and ceiling for the collars and fixed price for the swaps. At September 30, 2020, each contract was set to expire at varying times during 2020, 2021 and 2022. The Company had no open contracts associated with natural gas liquids (“NGL”) prices at September 30, 2020.
The following is a summary of the Company’s open costless collar contracts for oil and natural gas at September 30, 2020.

Commodity	Calculation Period	Notional Quantity (Bbl or MMBtu)	Weighted Average Price Floor ($/Bbl or $/MMBtu)	Weighted Average Price Ceiling ($/Bbl or $/MMBtu)	Fair Value of Asset (Liability) (thousands)
Oil	10/01/2020 - 12/31/2020	879,000	$48.03	$66.05	$6,752
Oil	01/01/2021 - 12/31/2021	4,200,000	$36.07	$47.33	(1,128)
Natural Gas	11/01/2020 - 12/31/2020	7,200,000	$2.45	$3.82	393
Natural Gas	01/01/2021 - 03/31/2021	36,600,000	$2.44	$3.71	(1,684)
Total open costless collar contracts					$4,333
The following is a summary of the Company’s open swap contracts for oil at September 30, 2020.

Commodity	Calculation Period	Notional Quantity (Bbl)	Fixed Price ($/Bbl)	Fair Value of Asset (Liability) (thousands)
Oil	10/01/2020 - 12/31/2020	2,160,000	$35.00	$(12,061)
Oil	01/01/2021 - 12/31/2021	2,040,000	$35.26	(14,663)
Total open swap contracts				$(26,724)

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
The following is a summary of the Company’s open basis swap contracts for oil at September 30, 2020.

Commodity	Calculation Period	Notional Quantity (Bbl)	Fixed Price ($/Bbl)	Fair Value of Asset (Liability) (thousands)
Oil Basis	10/01/2020 - 12/31/2020	2,448,000	$0.61	$1,373
Oil Basis	01/01/2021 - 12/31/2021	8,400,000	$0.87	5,341
Oil Basis	01/01/2022 - 12/31/2022	5,520,000	$0.95	2,525
Total open basis swap contracts				$9,239
At September 30, 2020, the aggregate liability value for the Company’s open derivative financial instruments was $13.2 million.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the interim unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the condensed consolidated balance sheets	Net amounts presented in the condensed consolidated balance sheets
September 30, 2020
Current assets	$344,150	$(338,541)	$5,609
Other assets	227,685	(224,055)	3,630
Current liabilities	(355,669)	338,541	(17,128)
Long-term liabilities	(229,318)	224,055	(5,263)
Total	$(13,152)	$—	$(13,152)
December 31, 2019
Current assets	$442,291	$(442,291)	$—
Other assets	280,397	(280,397)	—
Current liabilities	(444,188)	442,291	(1,897)
Long-term liabilities	(282,381)	280,397	(1,984)
Total	$(3,881)	$—	$(3,881)
The following table summarizes the location and aggregate gain (loss) of all derivative financial instruments recorded in the interim unaudited condensed consolidated statements of operations for the periods presented (in thousands). These derivative financial instruments are not designated as hedging instruments.

		Three Months Ended September 30,		Nine Months Ended September 30,
Type of Instrument	Location in Condensed Consolidated Statement of Operations	2020	2019	2020	2019
Derivative Instrument
Oil	Revenues: Realized (loss) gain on derivatives	$(5,406)	$2,856	$49,571	$7,387
Natural Gas	Revenues: Realized gain on derivatives	—	490	—	394
Realized (loss) gain on derivatives		(5,406)	3,346	49,571	7,781
Oil	Revenues: Unrealized (loss) gain on derivatives	(9,843)	10,379	(7,980)	(29,699)
Natural Gas	Revenues: Unrealized loss on derivatives	(3,190)	(532)	(1,291)	(16)
Unrealized (loss) gain on derivatives		(13,033)	9,847	(9,271)	(29,715)
Total		$(18,439)	$13,193	$40,300	$(21,934)

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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of September 30, 2020 and December 31, 2019 (in thousands).

	Fair Value Measurements at September 30, 2020 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$(11,861)	$—	$(11,861)
Natural gas derivatives	—	(1,291)	—	(1,291)
Total	$—	$(13,152)	$—	$(13,152)

	Fair Value Measurements at December 31, 2019 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$(3,881)	$—	$(3,881)
Total	$—	$(3,881)	$—	$(3,881)
Additional disclosures related to derivative financial instruments are provided in Note 7.
Other Fair Value Measurements
At September 30, 2020 and December 31, 2019, the carrying values reported on the interim unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners, amounts due to joint ventures and other current liabilities approximated their fair values due to their short-term maturities.
At September 30, 2020 and December 31, 2019, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 8 — FAIR VALUE MEASUREMENTS — Continued
At September 30, 2020 and December 31, 2019, the fair value of the Notes was $881.1 million and $1.06 billion, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Produced Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and produced water from certain portions of its acreage for gathering, transportation, processing, fractionation, sales and, in the case of produced water, disposal. The Company paid approximately $12.0 million and $7.0 million for deliveries under these agreements during the three months ended September 30, 2020 and 2019, respectively, and $34.4 million and $19.9 million for deliveries under these agreements during the nine months ended September 30, 2020 and 2019, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees.
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
If the Company ceased operations in the areas subject to these agreements at September 30, 2020, the total deficiencies required to be paid by the Company under these agreements would be approximately $536.2 million, in addition to the future commitments and the San Mateo commitments described below.
Future Commitments
In October 2019, the Company entered into a 15-year, fixed-fee natural gas transportation agreement whereby the Company committed to deliver a portion of the residue gas production at the tailgate of the Black River Processing Plant to transport through the counterparty’s pipeline. The agreement begins when the counterparty’s pipeline is placed in service, which is anticipated to be in the fourth quarter of 2020. Should the pipeline be placed in service, the Company would owe the fees to transport the committed volume whether or not the committed volume is transported through the counterparty’s pipeline, and the minimum contractual obligation would be approximately $106.9 million.
San Mateo Commitments
In February 2017, the Company dedicated its current and future leasehold interests in the Rustler Breaks and Wolf asset areas pursuant to 15-year, fixed-fee natural gas, oil and produced water gathering agreements and produced water disposal agreements with subsidiaries of San Mateo I. In addition, the Company dedicated its current and future leasehold interests in the Rustler Breaks asset area pursuant to a 15-year, fixed-fee natural gas processing agreement (collectively with the gathering and produced water disposal agreements, the “Operational Agreements”). San Mateo I provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The remaining minimum contractual obligation under the Operational Agreements at September 30, 2020 was approximately $150.7 million.
In connection with the February 2019 formation of San Mateo II, the Company dedicated to San Mateo II acreage in the Greater Stebbins Area and the Stateline asset area pursuant to 15-year, fixed-fee agreements for oil, natural gas and produced water gathering, natural gas processing and produced water disposal (collectively, the “San Mateo II Operational Agreements”). San Mateo II provides the Company with firm service under each of the San Mateo II Operational Agreements in exchange for certain minimum volume commitments. The remaining minimum contractual obligation under the San Mateo II Operational Agreements at September 30, 2020 was approximately $355.3 million.
In June 2019, a subsidiary of San Mateo II entered into an agreement with third parties for the engineering, procurement, construction and installation of an expansion of the Black River Processing Plant, including required compression. The expansion was placed in service in the third quarter of 2020. San Mateo II’s total commitments under this agreement are $81.0 million. San Mateo II paid approximately $6.8 million and $40.5 million under this agreement during the three and nine months

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 9 — COMMITMENTS AND CONTINGENCIES — Continued
ended September 30, 2020, respectively. As of September 30, 2020, the remaining obligations of San Mateo II under this agreement were $0.4 million, which are expected to be paid in the fourth quarter of 2020.
Legal Proceedings
The Company is a party to several legal proceedings encountered in the ordinary course of its business. While the ultimate outcome and impact on the Company cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
NOTE 10 — SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at September 30, 2020 and December 31, 2019 (in thousands).

	September 30, 2020	December 31, 2019
Accrued evaluated and unproved and unevaluated property costs	$53,684	$72,376
Accrued midstream properties costs	35,953	46,402
Accrued lease operating expenses	22,480	18,223
Accrued interest on debt	2,969	18,569
Accrued asset retirement obligations	596	619
Accrued partners’ share of joint interest charges	7,294	14,322
Accrued payable related to purchased natural gas	2,152	17,806
Other	7,725	12,378
Total accrued liabilities	$132,853	$200,695
Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the nine months ended September 30, 2020 and 2019 (in thousands).

	Nine Months Ended September 30,
	2020	2019
Cash paid for interest expense, net of amounts capitalized	$71,890	$58,860
(Decrease) increase in asset retirement obligations related to mineral properties	$(232)	$6,946
Increase in asset retirement obligations related to midstream properties	$472	$169
(Decrease) increase in liabilities for oil and natural gas properties capital expenditures	$(18,710)	$26,862
(Decrease) increase in liabilities for midstream properties capital expenditures	$(10,653)	$16,661
Stock-based compensation expense recognized as liability	$1,434	$2,087
Transfer of inventory (to) from oil and natural gas properties	$(445)	$211

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

	Nine Months Ended September 30,
	2020	2019
Cash	$41,813	$15,709
Restricted cash	26,090	25,097
Total cash and restricted cash	$67,903	$40,806
NOTE 11 — SEGMENT INFORMATION
The Company operates in two business segments: (i) exploration and production and (ii) midstream. The exploration and production segment is engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States and is currently focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. The midstream segment conducts midstream operations in support of the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties. Substantially all of the Company’s midstream operations in the Rustler Breaks, Wolf and Stateline asset areas and the Greater Stebbins Area in the Delaware Basin are conducted through San Mateo.
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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended September 30, 2020
Oil and natural gas revenues	$188,492	$612	$—	$—	$189,104
Midstream services revenues	—	40,829	—	(21,466)	19,363
Sales of purchased natural gas	7,480	5,878	—	—	13,358
Realized loss on derivatives	(5,406)	—	—	—	(5,406)
Unrealized loss on derivatives	(13,033)	—	—	—	(13,033)
Expenses(1)	409,282	24,524	12,187	(21,466)	424,527
Operating (loss) income(2)	$(231,749)	$22,795	$(12,187)	$—	$(221,141)
Total assets	$2,913,409	$819,954	$52,867	$—	$3,786,230
Capital expenditures(3)	$106,160	$55,032	$415	$—	$161,607
_____________________
(1)Includes depletion, depreciation and amortization expenses of $81.3 million and $6.0 million for the exploration and production and midstream segments, respectively. Includes full-cost ceiling impairment of $251.2 million for the exploration and production segment. Also includes corporate depletion, depreciation and amortization expenses of $0.7 million.
(2)Includes $10.0 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Includes $13.7 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $26.6 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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
_____________________
(1)Includes depletion, depreciation and amortization expenses of $87.7 million and $4.1 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.7 million.
(2)Includes $9.8 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Includes $6.5 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $47.2 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Nine Months Ended September 30, 2020
Oil and natural gas revenues	$503,545	$2,240	$—	$—	$505,785
Midstream services revenues	—	114,812	—	(64,951)	49,861
Sales of purchased natural gas	19,402	18,481	—	—	37,883
Lease bonus - mineral acreage	4,062	—	—	—	4,062
Realized gain on derivatives	49,571	—	—	—	49,571
Unrealized loss on derivatives	(9,271)	—	—	—	(9,271)
Expenses(1)	1,054,419	72,429	38,913	(64,951)	1,100,810
Operating (loss) income(2)	$(487,110)	$63,104	$(38,913)	$—	$(462,919)
Total assets	$2,913,409	$819,954	$52,867	$—	$3,786,230
Capital expenditures(3)	$446,604	$187,761	$1,796	$—	$636,161
_____________________
(1)Includes depletion, depreciation and amortization expenses of $254.2 million and $15.8 million for the exploration and production and midstream segments, respectively. Includes full-cost ceiling impairment of $575.2 million for the exploration and production segment. Also includes corporate depletion, depreciation and amortization expenses of $2.1 million.
(2)Includes $26.8 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Includes $63.0 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $106.0 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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
_____________________
(1)Includes depletion, depreciation and amortization expenses of $236.0 million and $11.6 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $1.9 million.
(2)Includes $25.6 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Includes $37.8 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $85.1 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.
NOTE 12 — SUBSIDIARY GUARANTORS
The Notes are jointly and severally guaranteed by certain subsidiaries of Matador (the “Guarantor Subsidiaries”) on a full and unconditional basis (except for customary release provisions). At September 30, 2020, the Guarantor Subsidiaries were 100% owned by Matador. Matador is a parent holding company and has no independent assets or operations, and there are no significant restrictions on the ability of Matador to obtain funds from the Guarantor Subsidiaries by dividend or loan. San Mateo and its subsidiaries (the “Non-Guarantor Subsidiaries”) are not guarantors of the Notes.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 12 — SUBSIDIARY GUARANTORS — Continued

Condensed Consolidating Balance Sheet September 30, 2020
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Intercompany receivable	$1,568,806	$17,799	$—	$(1,586,605)	$—
Current assets	7,158	39,043	191,023	—	237,224
Net property and equipment	—	756,758	2,725,751	—	3,482,509
Investment in subsidiaries	838,465	—	221,183	(1,059,648)	—
Long-term assets	805	2,433	73,824	(10,565)	66,497
Total assets	$2,415,234	$816,033	$3,211,781	$(2,656,818)	$3,786,230
LIABILITIES AND EQUITY
Intercompany payable	$—	$—	$1,586,605	$(1,586,605)	$—
Current liabilities	—	49,558	237,727	(926)	286,359
Senior unsecured notes payable	1,040,602	—	—	—	1,040,602
Other long-term liabilities	2,699	339,596	548,984	(9,639)	881,640
Total equity attributable to Matador Resources Company	1,371,933	221,183	838,465	(1,059,648)	1,371,933
Non-controlling interest in subsidiaries	—	205,696	—	—	205,696
Total liabilities and equity	$2,415,234	$816,033	$3,211,781	$(2,656,818)	$3,786,230

Condensed Consolidating Balance Sheet December 31, 2019
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Intercompany receivable	$1,578,133	$29,217	$—	$(1,607,350)	$—
Current assets	29	37,933	240,530	—	278,492
Net property and equipment	—	583,899	3,115,696	—	3,699,595
Investment in subsidiaries	1,332,237	—	144,697	(1,476,934)	—
Long-term assets	—	3,072	99,049	(10,532)	91,589
Total assets	$2,910,399	$654,121	$3,599,972	$(3,094,816)	$4,069,676
LIABILITIES AND EQUITY
Intercompany payable	$—	$—	$1,607,350	$(1,607,350)	$—
Current liabilities	—	73,086	327,595	(909)	399,772
Senior unsecured notes payable	1,039,416	—	—	—	1,039,416
Other long-term liabilities	37,329	300,540	332,790	(9,623)	661,036
Total equity attributable to Matador Resources Company	1,833,654	144,697	1,332,237	(1,476,934)	1,833,654
Non-controlling interest in subsidiaries	—	135,798	—	—	135,798
Total liabilities and equity	$2,910,399	$654,121	$3,599,972	$(3,094,816)	$4,069,676

Condensed Consolidating Statement of Operations For the Three Months Ended September 30, 2020
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$46,965	$177,538	$(21,117)	$203,386
Total expenses	921	24,903	419,820	(21,117)	424,527
Operating (loss) income	(921)	22,062	(242,282)	—	(221,141)
Interest expense	(16,465)	(1,766)	—	—	(18,231)
Other income (expense)	—	27	(265)	—	(238)
(Loss) earnings in subsidiaries	(232,181)	—	10,366	221,815	—
(Loss) income before income taxes	(249,567)	20,323	(232,181)	221,815	(239,610)
Total income tax provision	26,497	—	—	—	26,497
Net income attributable to non-controlling interest in subsidiaries	—	(9,957)	—	—	(9,957)
Net (loss) income attributable to Matador Resources Company shareholders	$(276,064)	$10,366	$(232,181)	$221,815	$(276,064)

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 12 — SUBSIDIARY GUARANTORS — Continued

Condensed Consolidating Statement of Operations For the Three Months Ended September 30, 2019
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$52,776	$246,235	$(19,609)	$279,402
Total expenses	1,034	30,317	181,558	(19,609)	193,300
Operating (loss) income	(1,034)	22,459	64,677	—	86,102
Net loss on asset sales and impairment	—	—	(439)	—	(439)
Interest expense	(15,716)	(2,459)	—	—	(18,175)
Other expense	—	—	(245)	—	(245)
Earnings in subsidiaries	74,193	—	10,200	(84,393)	—
Income before income taxes	57,443	20,000	74,193	(84,393)	67,243
Total income tax provision	13,490	—	—	—	13,490
Net income attributable to non-controlling interest in subsidiaries	—	(9,800)	—	—	(9,800)
Net income attributable to Matador Resources Company shareholders	$43,953	$10,200	$74,193	$(84,393)	$43,953

Condensed Consolidating Statement of Operations For the Nine Months Ended September 30, 2020
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$133,828	$567,314	$(63,251)	$637,891
Total expenses	3,066	71,887	1,089,108	(63,251)	1,100,810
Operating (loss) income	(3,066)	61,941	(521,794)	—	(462,919)
Net loss on asset sales and impairment	—	(1,261)	(1,371)	—	(2,632)
Interest expense	(50,283)	(6,057)	—	—	(56,340)
Other income	—	40	1,515	—	1,555
(Loss) earnings in subsidiaries	(493,771)	—	27,879	465,892	—
(Loss) income before income taxes	(547,120)	54,663	(493,771)	465,892	(520,336)
Total income tax benefit	(43,369)	—	—	—	(43,369)
Net income attributable to non-controlling interest in subsidiaries	—	(26,784)	—	—	(26,784)
Net (loss) income attributable to Matador Resources Company shareholders	$(503,751)	$27,879	$(493,771)	$465,892	$(503,751)

Condensed Consolidating Statement of Operations For the Nine Months Ended September 30, 2019
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Total revenues	$—	$137,372	$612,368	$(54,745)	$694,995
Total expenses	2,970	78,386	497,953	(54,745)	524,564
Operating (loss) income	(2,970)	58,986	114,415	—	170,431
Net loss on asset sales and impairment	—	—	(807)	—	(807)
Interest expense	(47,391)	(6,781)	—	—	(54,172)
Other income (expense)	—	3	(780)	—	(777)
Earnings in subsidiaries	139,454	—	26,626	(166,080)	—
Income before income taxes	89,093	52,208	139,454	(166,080)	114,675
Total income tax provision	25,335	—	—	—	25,335
Net income attributable to non-controlling interest in subsidiaries	—	(25,582)	—	—	(25,582)
Net income attributable to Matador Resources Company shareholders	$63,758	$26,626	$139,454	$(166,080)	$63,758

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 12 — SUBSIDIARY GUARANTORS — Continued

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2020
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$42	$70,203	$249,714	$—	$319,959
Net cash used in investing activities	—	(198,892)	(487,793)	25,530	(661,155)
Net cash provided by financing activities	—	130,122	239,379	(25,530)	343,971
Increase in cash and restricted cash	42	1,433	1,300	—	2,775
Cash and restricted cash at beginning of period	29	24,656	40,443	—	65,128
Cash and restricted cash at end of period	$71	$26,089	$41,743	$—	$67,903

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2019
	Matador	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(423)	$82,812	$270,738	$—	$353,127
Net cash used in investing activities	—	(116,967)	(507,938)	(14,144)	(639,049)
Net cash provided by financing activities	—	39,888	188,712	14,144	242,744
(Decrease) increase in cash and restricted cash	(423)	5,733	(48,488)	—	(43,178)
Cash and restricted cash at beginning of period	456	18,841	64,687	—	83,984
Cash and restricted cash at end of period	$33	$24,574	$16,199	$—	$40,806

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
In this Quarterly Report on Form 10-Q (this “Quarterly Report”), (i) references to “we,” “our” or the “Company” refer to Matador Resources Company and its subsidiaries as a whole (unless the context indicates otherwise), (ii) references to “Matador” refer solely to Matador Resources Company and (iii) references to “San Mateo” refer to San Mateo Midstream, LLC (“San Mateo I”) together with San Mateo Midstream II, LLC (“San Mateo II”). Effective October 1, 2020, San Mateo II merged with and into San Mateo I. For certain oil and natural gas terms used in this Quarterly Report, please see the “Glossary of Oil and Natural Gas Terms” included with the Annual Report.
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
By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: general economic conditions; our ability to execute our business plan, including whether our drilling program is successful; changes in oil, natural gas and natural gas liquids prices and the demand for oil, natural gas and natural gas liquids; our ability to replace reserves and efficiently develop current reserves; costs of operations; delays and other difficulties related to producing oil, natural gas and natural gas liquids; delays and other difficulties related to regulatory and governmental approvals and restrictions; availability of sufficient capital to execute our business plan, including from future cash flows, available borrowing capacity under our revolving credit facilities and otherwise; our ability to make acquisitions on economically acceptable terms; our ability to integrate acquisitions; weather and environmental conditions; the impact of the worldwide spread of the novel coronavirus (“COVID-19”) on oil and natural gas demand, oil and natural gas prices and our business; the operating results of San Mateo’s Black River cryogenic natural gas processing plant; the timing and operating results of the buildout by San Mateo of oil, natural gas and water gathering and transportation systems and the drilling of any additional produced water disposal wells; and the other factors discussed below and elsewhere in this Quarterly Report and in other documents that we file with or furnish to the SEC, all of which are difficult to predict. Forward-looking statements may include statements about:
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
•our ability and the ability of San Mateo to construct and operate midstream facilities, including the operation of its Black River cryogenic natural gas processing plant and the drilling of additional produced water disposal wells;
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
Overview
We are an independent energy company founded in July 2003 engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States, with an emphasis on oil and natural gas shale and other unconventional plays. Our current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. We also operate in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. Additionally, we conduct midstream operations, primarily through San Mateo, in support of our exploration, development and production operations and provide natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties.
Third Quarter Highlights
For the three months ended September 30, 2020, our total oil equivalent production was 6.7 million BOE, and our average daily oil equivalent production was 73,000 BOE per day, of which 42,300 Bbl per day, or 58%, was oil and 183.9 MMcf per day, or 42%, was natural gas. Our oil production of 3.9 million Bbl for the three months ended September 30, 2020 increased 6% year-over-year from 3.7 million Bbl for the three months ended September 30, 2019. Our natural gas production of 16.9 Bcf for the three months ended September 30, 2020 increased 3% year-over-year from 16.5 Bcf for the three months ended September 30, 2019. For the nine months ended September 30, 2020, our total oil equivalent production was 19.9 million BOE, and our average daily oil equivalent production was 72,500 BOE per day, of which 42,000 Bbl per day, or 58%, was oil and 182.8 MMcf per day, or 42%, was natural gas. Our oil production of 11.5 million Bbl for the nine months ended September 30, 2020 increased 14% year-over-year from 10.1 million Bbl for the nine months ended September 30, 2019. Our natural gas production of 50.1 Bcf for the nine months ended September 30, 2020 increased 15% year-over-year from 43.6 Bcf for the nine months ended September 30, 2019.

For the third quarter of 2020, we reported a net loss attributable to Matador shareholders of $276.1 million, or $2.38 per diluted common share, on a generally accepted accounting principles in the United States (“GAAP”) basis, as compared to net income attributable to Matador shareholders of $44.0 million, or $0.38 per diluted common share, for the third quarter of 2019. For the third quarter of 2020, our Adjusted EBITDA attributable to Matador shareholders (“Adjusted EBITDA”), a non-GAAP financial measure, was $121.0 million, as compared to Adjusted EBITDA of $160.8 million during the third quarter of 2019.
For the nine months ended September 30, 2020, we reported a net loss attributable to Matador shareholders of $503.8 million, or $4.34 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $63.8 million, or $0.54 per diluted common share, for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, our Adjusted EBITDA, a non-GAAP financial measure, was $369.2 million, as compared to Adjusted EBITDA of $429.7 million during the nine months ended September 30, 2019. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “— Liquidity and Capital Resources — Non-GAAP Financial Measures.” For more information regarding our financial results for the three and nine months ended September 30, 2020, see “— Results of Operations” below.
Operations Update
During the first quarter and through April 2020, the oil and natural gas industry witnessed an abrupt and significant decline in oil prices from $63 per Bbl in early January to as low as ($38) per Bbl in late April. This sudden decline in oil prices was attributable to two primary factors: (i) the precipitous decline in global oil demand resulting from the worldwide spread of COVID-19 and (ii) a sudden, unexpected increase in global oil supply resulting from actions initiated by Saudi Arabia to increase its oil production to world markets following the failure of efforts by members of the Organization of Petroleum Exporting Countries and Russia (“OPEC+”) to agree on coordinated production cuts at their March 6, 2020 meetings in Vienna, Austria. Primarily as a result of these unexpected events and the resulting declines in oil prices, we significantly modified our 2020 operational plan.
We began 2020 operating six drilling rigs in the Delaware Basin, as we continued to focus on the exploration, delineation and development of our Delaware Basin acreage in Loving County, Texas and Lea and Eddy Counties, New Mexico. We had originally planned to operate these six drilling rigs in the Delaware Basin throughout 2020. As a result of the events noted above, however, we released (i) one operated drilling rig from our Wolf asset area late in the first quarter of 2020, (ii) a second operated drilling rig from the Stebbins area and surrounding leaseholds in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) in late April 2020 and (iii) a third operated drilling rig from our Rustler Breaks asset area in late June 2020. We operated three drilling rigs in the Delaware Basin during the third quarter of 2020 and expect to do so throughout the remainder of 2020. Two of these rigs are anticipated to operate in our Stateline asset area, and the third rig is expected to operate primarily in the Rodney Robinson leasehold in the western portion of the Antelope Ridge asset area during the fourth quarter of 2020.
We completed and turned to sales a total of 27 gross (19.3 net) wells in the Delaware Basin during the third quarter of 2020, including 20 gross (19.1 net) operated horizontal wells and seven gross (0.2 net) non-operated horizontal wells. During the third quarter of 2020, we completed and turned to sales a total of 13 gross (13.0 net) wells in the Stateline asset area, of which eight were Wolfcamp A completions, two were Wolfcamp B completions, two were Second Bone Spring completions and one was an Avalon completion. In the Arrowhead asset area we completed and turned to sales five gross (4.3 net) wells, of which two were Wolfcamp A completions, two were Third Bone Spring completions and one was a Wolfcamp B completion. In the Antelope Ridge asset area, we completed and turned to sales seven gross (0.2 net) wells, which were all non-operated wells. In the Wolf and Jackson Trust asset areas, we began producing oil and natural gas from two gross (1.8 net) operated wells during the third quarter of 2020, both of which were Wolfcamp A completions.
In September 2020, San Mateo completed the expansion of the Black River cryogenic natural gas processing plant in Eddy County, New Mexico (the “Black River Processing Plant”) and associated pipelines. The expansion of the Black River Processing Plant adds an incremental designed inlet capacity of 200 MMcf of natural gas per day for a total designed inlet capacity of 460 MMcf of natural gas per day. The expanded Black River Processing Plant will support our exploration and development activities in the Delaware Basin, including processing natural gas gathered from the Stateline asset area and the Greater Stebbins Area.
Our average daily oil equivalent production in the Delaware Basin for the third quarter of 2020 was 66,400 BOE per day, consisting of 40,400 Bbl of oil per day and 155.7 MMcf of natural gas per day, an 18% increase from production of 56,400 BOE per day, consisting of 36,400 Bbl of oil per day and 120.0 MMcf of natural gas per day, in the third quarter of 2019. The Delaware Basin contributed approximately 95% of our daily oil production and approximately 85% of our daily natural gas production in the third quarter of 2020, as compared to approximately 92% of our daily oil production and approximately 67% of our daily natural gas production in the third quarter of 2019.

During the third quarter of 2020, we did not complete and turn to sales any operated or non-operated wells on our leasehold properties in the Eagle Ford shale play in South Texas or in the Haynesville shale and Cotton Valley plays in Northwest Louisiana.
Capital Resources Update
In October 2020, the lenders under our reserves-based revolving credit facility (the “Credit Agreement”), led by Royal Bank of Canada, completed their review of our proved oil and natural gas reserves, and, as a result, the borrowing base was affirmed at $900 million. The Company elected to keep the borrowing commitment at $700 million, the maximum facility amount remained $1.5 billion and no changes were made to the terms of the Credit Agreement. This October 2020 redetermination constituted the regularly scheduled November 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected borrowing commitment.
2020 Capital Expenditure Budget
As a result of savings experienced through the third quarter of 2020 primarily attributable to improved operational efficiencies and lower-than-expected drilling, completion and equipping costs, on October 27, 2020, we narrowed the range and lowered the midpoint of our anticipated full-year 2020 capital expenditures for drilling, completing and equipping wells from $440.0 to $500.0 million to $455.0 to $475.0 million. On October 27, 2020, we also narrowed the range of our anticipated full-year 2020 capital expenditures for midstream capital expenditures from $85.0 to $105.0 million to $90.0 to $100.0 million, which reflects our proportionate share of San Mateo’s estimated capital expenditures of $200.0 to $225.0 million and also accounts for the portion of the $50.0 million capital carry remaining as of January 1, 2020 that Five Point Energy LLC, our joint venture partner (“Five Point”), provided us in conjunction with the formation of San Mateo II. See “— Liquidity and Capital Resources” for more information regarding our 2020 capital expenditure budget.
Critical Accounting Policies
There have been no changes to our critical accounting policies and estimates from those set forth in the Annual Report.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our financial statements.

Results of Operations
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Data:
Revenues (in thousands):(1)
Oil	$150,620	$198,302	$414,379	$541,590
Natural gas	38,484	31,075	91,406	92,116
Total oil and natural gas revenues	189,104	229,377	505,785	633,706
Third-party midstream services revenues	19,363	15,257	49,861	41,454
Sales of purchased natural gas	13,358	19,864	37,883	40,058
Lease bonus - mineral acreage	—	1,711	4,062	1,711
Realized (loss) gain on derivatives	(5,406)	3,346	49,571	7,781
Unrealized (loss) gain on derivatives	(13,033)	9,847	(9,271)	(29,715)
Total revenues	$203,386	$279,402	$637,891	$694,995
Net Production Volumes:(1)
Oil (MBbl)(2)	3,895	3,659	11,512	10,112
Natural gas (Bcf)(3)	16.9	16.5	50.1	43.6
Total oil equivalent (MBOE)(4)	6,715	6,407	19,861	17,379
Average daily production (BOE/d)(5)	72,989	69,645	72,486	63,661
Average Sales Prices:
Oil, without realized derivatives (per Bbl)	$38.67	$54.19	$36.00	$53.56
Oil, with realized derivatives (per Bbl)	$37.28	$54.97	$40.30	$54.29
Natural gas, without realized derivatives (per Mcf)	$2.27	$1.88	$1.82	$2.11
Natural gas, with realized derivatives (per Mcf)	$2.27	$1.91	$1.82	$2.12
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
Three Months Ended September 30, 2020 as Compared to Three Months Ended September 30, 2019
Oil and natural gas revenues. Our oil and natural gas revenues decreased $40.3 million, or 18%, to $189.1 million for the three months ended September 30, 2020, as compared to $229.4 million for the three months ended September 30, 2019. Our oil revenues decreased $47.7 million, or 24%, to $150.6 million for the three months ended September 30, 2020, as compared to $198.3 million for the three months ended September 30, 2019. This decrease in oil revenues resulted from a 29% decrease in the weighted average oil price realized for the three months ended September 30, 2020 to $38.67 per Bbl, as compared to $54.19 per Bbl for the three months ended September 30, 2019. This decrease in oil revenues was partially offset by the 6% increase in oil production to 3.9 million Bbl for the three months ended September 30, 2020, as compared to 3.7 million Bbl for the three months ended September 30, 2019. The increase in oil production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin. Our natural gas revenues increased by $7.4 million, or 24%, to $38.5 million for the three months ended September 30, 2020, as compared to $31.1 million for the three months ended September 30, 2019. The increase in natural gas revenues primarily resulted from a 21% increase in the weighted average natural gas price realized for the three months ended September 30, 2020 to $2.27 per Mcf, as compared to $1.88 per Mcf for the three months ended September 30, 2019. The increase in natural gas revenues was also attributable to the 3% increase in our natural gas production to 16.9 Bcf for the three months ended September 30, 2020, as compared to 16.5 Bcf for the three months ended September 30, 2019. The increase in natural gas production was primarily attributable to a 30% increase in natural gas production in the Delaware Basin, partially offset by a 52% decrease in natural gas production in the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana.
Third-party midstream services revenues. Our third-party midstream services revenues increased $4.1 million, or 27%, to $19.4 million for the three months ended September 30, 2020, as compared to $15.3 million for the three months ended September 30, 2019. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to (i) an increase in our third-party natural gas gathering, transportation and processing revenues to $9.4 million for the three months ended September 30, 2020, as compared to $6.7 million for the three months ended September 30, 2019, (ii) an increase in our third-party oil gathering and transportation revenues to $2.6 million for the three months ended September 30, 2020, as compared to $1.8 million for the three months ended September 30, 2019, and (iii) an increase in our produced water gathering and disposal revenues to $7.3 million for the three months ended September 30, 2020, as compared to $6.7 million for the three months ended September 30, 2019.
Sales of purchased natural gas. Our sales of purchased natural gas decreased $6.5 million, or 33%, to $13.4 million for the three months ended September 30, 2020, as compared to $19.9 million for the three months ended September 30, 2019. This decrease was primarily the result of a decrease in natural gas volumes sold during the three months ended September 30, 2020. Sales of purchased natural gas reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at the Black River Processing Plant and subsequently sell the residue gas and natural gas liquids (“NGL”) to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our interim unaudited condensed consolidated statements of operations.
Lease bonus - mineral acreage. We received no lease bonuses on our mineral acreage for the three months ended September 30, 2020, but we received $1.7 million in lease bonuses on our mineral acreage for the three months ended September 30, 2019. Lease bonus - mineral acreage revenues reflect the payments we receive to enter into or extend leases to third-party lessees to develop the oil and natural gas attributable to certain of our mineral interests.
Realized (loss) gain on derivatives. Our realized net loss on derivatives was $5.4 million for the three months ended September 30, 2020, as compared to a realized net gain of $3.3 million for the three months ended September 30, 2019. We realized a net loss of $6.6 million related to our oil costless collar and swap contracts for the three months ended September 30, 2020, resulting from losses on our oil swap contracts due to oil prices that were above the fixed prices of such contracts, which were partially offset by gains from our oil costless collar contracts due to oil prices that were below the floor prices of such contracts. We realized a net gain of $1.2 million related to our oil basis swap contracts for the three months ended September 30, 2020, resulting from oil basis prices that were below the fixed prices of certain of our oil basis swap contracts. We realized an average loss on our oil derivatives contracts of approximately $1.39 per Bbl produced during the three months ended September 30, 2020, as compared to an average gain of approximately $0.78 per Bbl produced during the three months ended September 30, 2019.
Unrealized (loss) gain on derivatives. Our unrealized net loss on derivatives was $13.0 million for the three months ended September 30, 2020, as compared to an unrealized net gain of $9.8 million for the three months ended September 30, 2019. During the three months ended September 30, 2020, the aggregate net fair value of our open oil and natural gas derivative contracts decreased to a net liability of $13.2 million from a net liability of $0.1 million at June 30, 2020, resulting in an unrealized loss on derivatives of $13.0 million for the three months ended September 30, 2020. During the three months ended September 30, 2019, the net fair value of our open oil and natural gas derivative contracts increased to a net asset of $20.1 million from a net asset of $10.3 million at June 30, 2019, resulting in an unrealized gain on derivatives of $9.8 million for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 as Compared to Nine Months Ended September 30, 2019
Oil and natural gas revenues. Our oil and natural gas revenues decreased $127.9 million, or 20%, to $505.8 million for the nine months ended September 30, 2020, as compared to $633.7 million for the nine months ended September 30, 2019. Our oil revenues decreased $127.2 million, or 23%, to $414.4 million for the nine months ended September 30, 2020, as compared to $541.6 million for the nine months ended September 30, 2019. This decrease in oil revenues resulted from a 33% decrease in the weighted average oil price realized for the nine months ended September 30, 2020 to $36.00 per Bbl, as compared to $53.56 per Bbl for the nine months ended September 30, 2019. This decrease in oil revenues was partially offset by the 14% increase in our oil production to 11.5 million Bbl for the nine months ended September 30, 2020, as compared to 10.1 million Bbl for the nine months ended September 30, 2019. The increase in oil production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin. Our natural gas revenues decreased by $0.7 million, or 1%, to $91.4 million for the nine months ended September 30, 2020, as compared to $92.1 million for the nine months ended September 30, 2019. The decrease in natural gas revenues resulted from a 14% decrease in the weighted average natural gas price realized for the nine months ended September 30, 2020 to $1.82 per Mcf, as compared to $2.11 per Mcf for the nine months ended September 30, 2019. The decrease in natural gas revenues was partially offset by the 15% increase in our natural gas production to 50.1 Bcf for the nine months ended September 30, 2020, as compared to 43.6 Bcf for the nine months ended September 30, 2019. The increase in natural gas production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin.
Third-party midstream services revenues. Our third-party midstream services revenues increased $8.4 million, or 20%, to $49.9 million for the nine months ended September 30, 2020, as compared to $41.5 million for the nine months ended September 30, 2019. This increase was primarily attributable to (i) an increase in natural gas gathering, transportation and processing revenues to $22.8 million for the nine months ended September 30, 2020, as compared to $17.7 million for the nine months ended September 30, 2019, (ii) an increase in our third-party oil gathering and transportation revenues to $6.8 million for the nine months ended September 30, 2020, as compared to $5.0 million for the nine months ended September 30, 2019, and (iii) an increase in our third-party produced water gathering and disposal revenues to $20.2 million for the nine months ended September 30, 2020, as compared to $18.7 million for the nine months ended September 30, 2019.
Sales of purchased natural gas. Our sales of purchased natural gas decreased $2.2 million, or 5%, to $37.9 million for the nine months ended September 30, 2020, as compared to $40.1 million for the nine months ended September 30, 2019. This decrease was primarily the result of a decrease in natural gas volumes sold during the nine months ended September 30, 2020.
Lease bonus - mineral acreage. Our lease bonus - mineral acreage revenues were $4.1 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively.
Realized gain on derivatives. Our realized net gain on derivatives was $49.6 million for the nine months ended September 30, 2020, as compared to a realized net gain of $7.8 million for the nine months ended September 30, 2019. We realized a net gain of $46.9 million related to our oil costless collar, put and swap contracts for the nine months ended September 30, 2020, resulting primarily from oil prices that were below the floor prices of certain of our oil costless collar contracts and below the strike prices of certain of our oil put and swap contracts. We realized a net gain of $2.7 million related to our oil basis swap contracts for the nine months ended September 30, 2020, resulting from oil basis prices that were below the fixed prices of certain of our oil basis swap contracts. We realized an average gain on our oil derivatives of approximately $4.30 per Bbl produced during the nine months ended September 30, 2020, as compared to an average gain of $0.73 per Bbl produced during the nine months ended September 30, 2019.
Unrealized loss on derivatives. Our unrealized net loss on derivatives was $9.3 million for the nine months ended September 30, 2020, as compared to an unrealized net loss of $29.7 million for the nine months ended September 30, 2019. During the period from December 31, 2019 through September 30, 2020, the aggregate net fair value of our open oil and natural gas derivative contracts decreased to a net liability of $13.2 million from a net liability of $3.9 million, resulting in an unrealized loss on derivatives of $9.3 million for the nine months ended September 30, 2020. During the period from December 31, 2018 through September 30, 2019, the aggregate net fair value of our open oil and natural gas derivative contracts decreased from a net asset of $49.8 million to a net asset of $20.1 million, resulting in an unrealized loss on derivatives of $29.7 million for the nine months ended September 30, 2019.

Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except expenses per BOE)	2020	2019	2020	2019
Expenses:
Production taxes, transportation and processing	$25,840	$24,762	$66,353	$65,969
Lease operating	23,392	29,714	80,464	87,228
Plant and other midstream services operating	9,385	8,817	29,129	26,555
Purchased natural gas	11,144	16,608	30,124	35,414
Depletion, depreciation and amortization	88,025	92,498	272,082	249,497
Accretion of asset retirement obligations	478	520	1,449	1,354
Full-cost ceiling impairment	251,163	—	575,164	—
General and administrative	15,100	20,381	46,045	58,547
Total expenses	424,527	193,300	1,100,810	524,564
Operating (loss) income	(221,141)	86,102	(462,919)	170,431
Other income (expense):
Net loss on asset sales and impairment	—	(439)	(2,632)	(807)
Interest expense	(18,231)	(18,175)	(56,340)	(54,172)
Other (expense) income	(238)	(245)	1,555	(777)
Total other expense	(18,469)	(18,859)	(57,417)	(55,756)
(Loss) income before income taxes	(239,610)	67,243	(520,336)	114,675
Income tax provision (benefit)	26,497	13,490	(43,369)	25,335
Net income attributable to non-controlling interest in subsidiaries	(9,957)	(9,800)	(26,784)	(25,582)
Net (loss) income attributable to Matador Resources Company shareholders	$(276,064)	$43,953	$(503,751)	$63,758
Expenses per BOE:
Production taxes, transportation and processing	$3.85	$3.86	$3.34	$3.80
Lease operating	$3.48	$4.64	$4.05	$5.02
Plant and other midstream services operating	$1.40	$1.38	$1.47	$1.53
Depletion, depreciation and amortization	$13.11	$14.44	$13.70	$14.36
General and administrative	$2.25	$3.18	$2.32	$3.37
Three Months Ended September 30, 2020 as Compared to Three Months Ended September 30, 2019
Production taxes, transportation and processing. Our production taxes and transportation and processing expenses increased $1.1 million, or 4%, to $25.8 million for the three months ended September 30, 2020, as compared to $24.8 million for the three months ended September 30, 2019. This increase was primarily due to the $3.8 million increase in transportation and processing expenses to $12.3 million for the three months ended September 30, 2020, as compared to $8.5 million for the three months ended September 30, 2019. This increase was partially offset by the $2.7 million decrease in production taxes to $13.5 million for the three months ended September 30, 2020, as compared to $16.3 million for the three months ended September 30, 2019, primarily due to the decrease in the weighted average oil price realized between the two periods. On a unit-of-production basis, our production taxes and transportation and processing expenses remained relatively flat at $3.85 per BOE for the three months ended September 30, 2020, as compared to $3.86 per BOE for the three months ended September 30, 2019.
Lease operating. Our lease operating expenses decreased $6.3 million, or 21%, to $23.4 million for the three months ended September 30, 2020, as compared to $29.7 million for the three months ended September 30, 2019. Our lease operating expenses on a unit-of-production basis decreased 25% to $3.48 per BOE for the three months ended September 30, 2020, as compared to $4.64 per BOE for the three months ended September 30, 2019. These decreases were largely attributable to (i) a decrease in produced water disposal expenses of $3.4 million, (ii) decreases in expenses associated with repairs and maintenance and equipment rentals of $2.0 million and (iii) a decrease in ad valorem taxes of $1.1 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $0.6 million, or 6%, to $9.4 million for the three months ended September 30, 2020, as compared to $8.8 million for the three months ended September 30, 2019. This increase was primarily attributable to (i) increased expenses associated with our expanded pipeline operations of $2.3 million for the three months ended September 30, 2020, as compared to $2.0 million for the three months ended September 30, 2019, and (ii) increased expenses associated with operating the Black River Processing Plant, which was expanded in the third quarter of 2020, of $2.3 million for the three months ended September 30, 2020, as compared to $2.1 million for the three months ended September 30, 2019.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses decreased $4.5 million, or 5%, to $88.0 million for the three months ended September 30, 2020, as compared to $92.5 million for the three months ended September 30, 2019. On a unit-of-production basis, our depletion, depreciation and amortization expenses decreased 9% to $13.11 per BOE for the three months ended September 30, 2020, as compared to $14.44 per BOE for the three months ended September 30, 2019. The decreases were attributable to the increase in our estimated total proved oil and natural gas reserves, as well as the decrease in unamortized property costs resulting from the full-cost ceiling impairment recorded in the second quarter of 2020. The decrease in our depletion, depreciation and amortization expenses was partially offset by a $1.9 million increase in depreciation expenses attributable to our midstream segment to $6.0 million for the three months ended September 30, 2020, as compared to $4.1 million for the three months ended September 30, 2019.
Full-cost ceiling impairment. At September 30, 2020, the net capitalized costs of our oil and natural gas properties less related deferred income taxes exceeded the full-cost ceiling by $189.1 million. As a result, we recorded an impairment charge of $251.2 million to the net capitalized costs of our oil and natural gas properties and a deferred income tax benefit of $62.1 million. This full-cost ceiling impairment of $251.2 million is reflected in our interim unaudited condensed consolidated statement of operations for the three months ended September 30, 2020. No impairment to the net carrying value of our oil and natural gas properties and no corresponding charge resulting from a full-cost ceiling impairment were recorded for the three months ended September 30, 2019. In determining the full-cost ceiling impairment at September 30, 2020, we estimated the present value, discounted at 10%, of our total proved oil and natural gas reserves using the unweighted arithmetic average of oil and natural gas prices as of the first day of each month for the trailing 12-month period ended September 30, 2020, as required under the guidelines established by the SEC, which were $39.71 per Bbl and $1.97 per MMBtu, respectively.
General and administrative. Our general and administrative expenses decreased $5.3 million, or 26%, to $15.1 million for the three months ended September 30, 2020, as compared to $20.4 million for the three months ended September 30, 2019. Our general and administrative expenses decreased 29% on a unit-of-production basis to $2.25 per BOE for the three months ended September 30, 2020, as compared to $3.18 per BOE for the three months ended September 30, 2019. These decreases were primarily attributable to cost reductions initially implemented during the three months ended March 31, 2020, including headcount and employee salary reductions.
Interest expense. For the three months ended September 30, 2020, we incurred total interest expense of $20.2 million. We capitalized $2.0 million of our interest expense on certain qualifying projects for the three months ended September 30, 2020 and expensed the remaining $18.2 million to operations. For the three months ended September 30, 2019, we incurred total interest expense of $20.9 million. We capitalized $2.7 million of our interest expense on certain qualifying projects for the three months ended September 30, 2019 and expensed the remaining $18.2 million to operations.
Income tax provision. Our income tax provision was $26.5 million for the three months ended September 30, 2020. As a result of the full-cost ceiling impairments recorded in both the second and third quarters of 2020, we recorded a valuation allowance of $86.5 million against our net deferred tax assets for the three months ended September 30, 2020, which more than offset the income tax benefit that resulted from our $239.6 million loss before taxes for the three months ended September 30, 2020. The valuation allowance will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized. Our effective tax rate for the three months ended September 30, 2019 was 23%, which differed from amounts computed by applying the U.S. federal statutory rate to the pre-tax income due primarily to the impact of permanent differences between book and tax income, as well as state taxes, primarily in New Mexico.

Nine Months Ended September 30, 2020 as Compared to Nine Months Ended September 30, 2019
Production taxes, transportation and processing. Our production taxes and transportation and processing expenses increased $0.4 million, or 1%, to $66.4 million for the nine months ended September 30, 2020, as compared to $66.0 million for the nine months ended September 30, 2019. This increase was primarily attributable to the $9.2 million increase in transportation and processing expenses for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to the 15% increase in our natural gas production to 50.1 Bcf for the nine months ended September 30, 2020, as compared to 43.6 Bcf for the nine months ended September 30, 2019. This increase was partially offset by the $8.8 million decrease in production taxes to $36.2 million for the nine months ended September 30, 2020, as compared to $45.0 million for the nine months ended September 30, 2019, primarily due to the decrease in the weighted average oil and natural gas prices realized between the two periods. On a unit-of-production basis, our production taxes and transportation and processing expenses decreased 12% to $3.34 per BOE for the nine months ended September 30, 2020, as compared to $3.80 per BOE for the nine months ended September 30, 2019, primarily due to the 14% increase in our total oil equivalent production to 19.9 million BOE for the nine months ended September 30, 2020, as compared to 17.4 million BOE for the nine months ended September 30, 2019.
Lease operating. Our lease operating expenses decreased $6.8 million, or 8%, to $80.5 million for the nine months ended September 30, 2020, as compared to $87.2 million for the nine months ended September 30, 2019. Our lease operating expenses on a unit-of-production basis decreased 19% to $4.05 per BOE for the nine months ended September 30, 2020, as compared to $5.02 per BOE for the nine months ended September 30, 2019. These decreases were largely attributable to (i) a decrease in produced water disposal expenses of $9.5 million and (ii) decreases in equipment rental and workover expenses of $3.1 million. These decreases were partially offset by increases in expenses associated with compressors, repairs and maintenance and other expenses of $5.3 million, which were attributable to servicing the increased number of wells at September 30, 2020, as compared to September 30, 2019.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $2.6 million, or 10%, to $29.1 million for the nine months ended September 30, 2020, as compared to $26.6 million for the nine months ended September 30, 2019. This increase was primarily attributable to (i) increased expenses associated with our expanded commercial produced water disposal operations of $15.3 million for the nine months ended September 30, 2020, as compared to $12.9 million for the nine months ended September 30, 2019, and (ii) increased expenses associated with our expanded pipeline operations of $6.3 million for the nine months ended September 30, 2020, as compared to $5.7 million for the nine months ended September 30, 2019. These increases were partially offset by decreased expenses associated with operating the Black River Processing Plant of $7.5 million for the nine months ended September 30, 2020, as compared to $8.2 million for the nine months ended September 30, 2019.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $22.6 million, or 9%, to $272.1 million for the nine months ended September 30, 2020, as compared to $249.5 million for the nine months ended September 30, 2019. This increase was primarily attributable to (i) the 14% increase in our total oil equivalent production to 19.9 million BOE for the nine months ended September 30, 2020, as compared to 17.4 million BOE for the nine months ended September 30, 2019, and (ii) increased depreciation expenses attributable to our midstream segment of $15.8 million for the nine months ended September 30, 2020, as compared to $11.6 million for the nine months ended September 30, 2019. On a unit-of-production basis, our depletion, depreciation and amortization expenses decreased 5% to $13.70 per BOE for the nine months ended September 30, 2020, as compared to $14.36 per BOE for the nine months ended September 30, 2019. On a unit-of-production basis, the decrease was attributable to the increase in our estimated total proved oil and natural gas reserves, as well as the decrease in unamortized property costs resulting from the full-cost ceiling impairment recorded in the second quarter of 2020.
Full-cost ceiling impairment. At September 30, 2020, the net capitalized costs of our oil and natural gas properties less related deferred income taxes exceeded the full-cost ceiling by $189.1 million. At June 30, 2020, the net capitalized costs less related deferred income taxes exceeded the full-cost ceiling by $243.9 million. As a result, we recorded an impairment charge of $575.2 million to the net capitalized costs of our oil and natural gas properties and a deferred income tax benefit of $142.2 million. This full-cost ceiling impairment of $575.2 million is reflected in our statement of operations for the nine months ended September 30, 2020. No impairment to the net carrying value of our oil and natural gas properties and no corresponding charge resulting from a full-cost ceiling impairment were recorded for the three months ended March 31, 2020 or for the nine months ended September 30, 2019.
General and administrative. Our general and administrative expenses decreased $12.5 million, or 21%, to $46.0 million for the nine months ended September 30, 2020, as compared to $58.5 million for the nine months ended September 30, 2019. Our general and administrative expenses decreased 31% on a unit-of-production basis to $2.32 per BOE for the nine months ended September 30, 2020, as compared to $3.37 per BOE for the nine months ended September 30, 2019. These decreases were primarily attributable to cost reductions initially implemented during the three months ended March 31, 2020, including headcount and employee salary reductions.
Interest expense. For the nine months ended September 30, 2020, we incurred total interest expense of $61.5 million. We capitalized $5.2 million of our interest expense on certain qualifying projects for the nine months ended September 30, 2020 and expensed the remaining $56.3 million to operations. For the nine months ended September 30, 2019, we incurred total interest expense of $61.1 million. We capitalized $7.0 million of our interest expense on certain qualifying projects for the nine months ended September 30, 2019 and expensed the remaining $54.2 million to operations.
Income tax (benefit) provision. Our income tax benefit was $43.4 million for the nine months ended September 30, 2020. As a result of the full-cost ceiling impairments that were recorded in both the second and third quarters of 2020, we recorded a valuation allowance of $86.5 million against our net deferred tax assets for the nine months ended September 30, 2020, which partially offset the income tax benefit that resulted from our $520.3 million loss before taxes for the nine months ended September 30, 2020. The valuation allowance will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized. Our effective tax rate was 28% for the nine months ended September 30, 2019, which differed from amounts computed by applying the U.S. federal statutory rate to the pre-tax income due primarily to the impact of permanent differences between book and tax income, as well as state taxes, primarily in New Mexico.
Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue to be during the remainder of 2020 and for the foreseeable future, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. Excluding any possible significant acquisitions, we expect to fund our capital expenditures for the remainder of 2020 and for 2021 primarily through a combination of cash on hand, operating cash flows, performance incentives in connection with San Mateo, borrowings under the Credit Agreement (assuming availability under our borrowing base of $900.0 million) and borrowings under San Mateo I’s revolving credit facility (the “San Mateo Credit Facility”) (assuming availability under the accordion feature of such facility to up to $400.0 million). We continually evaluate other capital sources, including borrowings under additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital and to generate operating cash flows.
At September 30, 2020, we had cash totaling $41.8 million and restricted cash totaling $26.1 million, which was associated with San Mateo. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries.
At September 30, 2020 and October 27, 2020, we had (i) $1.05 billion of outstanding 5.875% senior notes due September 2026 (the “Notes”), (ii) $475.0 million in borrowings outstanding under the Credit Agreement, (iii) approximately $45.1 million in outstanding letters of credit issued pursuant to the Credit Agreement and (iv) $7.5 million outstanding under an unsecured U.S. Small Business Administration (“SBA”) loan. In October 2020, the lenders under our Credit Agreement completed their review of our proved oil and natural gas reserves, and, as a result, the borrowing base was affirmed at $900.0 million. We elected to keep the borrowing commitment at $700.0 million, the maximum facility amount remained $1.5 billion and no changes were made to the terms of the Credit Agreement. This October 2020 redetermination constituted the regularly scheduled November 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected commitment (subject to compliance with the covenant noted below). The Credit Agreement matures in October 2023. The Credit Agreement requires the Company to maintain a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $50.0 million of cash or cash equivalents), divided by a rolling four quarter EBITDA calculation, of 4.00 or less. The Company believes that it was in compliance with the terms of the Credit Agreement at September 30, 2020.
At September 30, 2020 and October 27, 2020, San Mateo I had $326.4 million in borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility includes an accordion feature, which provides for potential increases to up to $400.0 million, and matures in December 2023. At September 30, 2020, the lender commitments under the San Mateo Credit Facility were $375.0 million (subject to San Mateo I’s compliance with the covenants noted below). The San Mateo Credit Facility is guaranteed by San Mateo I’s subsidiaries, secured by substantially all of San Mateo I’s assets, including real property, and is non-recourse with respect to Matador and its wholly-owned subsidiaries, as well as San Mateo II and its subsidiaries. Following the merger of San Mateo II with and into San Mateo I, the assets of San Mateo II are expected to be included as collateral under the San Mateo Credit Facility. The San Mateo Credit Facility requires San Mateo I to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo I to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo I’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo I to distribute cash to its members if San Mateo I’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. The Company believes that San Mateo I was in compliance with the terms of the San Mateo Credit Facility at September 30, 2020.
During the first quarter and through April 2020, the oil and natural gas industry witnessed an abrupt and significant decline in oil prices from $63 per Bbl in early January to as low as ($38) per Bbl in late April, although oil prices began to improve later in the second quarter and during the third quarter of 2020. This sudden decline in oil prices was attributable to two primary factors: (i) the precipitous decline in global oil demand resulting from the worldwide spread of COVID-19 and (ii) a sudden, unexpected increase in global oil supply resulting from actions initiated by Saudi Arabia to increase its oil production to world markets following the failure of efforts by members of OPEC+ to agree on coordinated production cuts at their March 6, 2020 meetings in Vienna, Austria.
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
During April 2020, we also restructured a portion of our then-existing 2020 NYMEX West Texas Intermediate (“WTI”) oil derivative financial instruments, providing additional revenue protection should oil prices decline again to depressed levels, such as those experienced late in the first quarter and early in the second quarter of 2020, for the remainder of 2020 or should further market disruptions occur. As a result of these modifications, we almost doubled our oil volumes hedged for the period from April through December 2020. These restructured derivative financial instruments included approximately 7.6 million Bbl of fixed-price oil swaps at a weighted average price of approximately $35 per Bbl and 2.3 million Bbl of oil collars with a weighted average floor price of approximately $48 per Bbl and a weighted average ceiling price of approximately $66 per Bbl. We also had approximately 0.4 million Bbl in oil put options, which represent options to sell at a specified exercise price, at a weighted average price of approximately $48 per Bbl for the period from April through June 2020. Since the April 2020 restructuring, we have further added to our hedge positions. See Note 7 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments at September 30, 2020.
We began 2020 operating six drilling rigs in the Delaware Basin, as we continued to focus on the exploration, delineation and development of our Delaware Basin acreage in Loving County, Texas and Lea and Eddy Counties, New Mexico. We had originally planned to operate these six drilling rigs in the Delaware Basin throughout 2020; however, we released (i) one operated drilling rig from our Wolf asset area late in the first quarter of 2020, (ii) a second operated drilling rig from the Greater Stebbins Area in late April 2020 and (iii) a third operated drilling rig from our Rustler Breaks asset area in late June 2020. We operated three drilling rigs in the Delaware Basin during the third quarter of 2020 and expect to do so throughout the remainder of 2020. Two of these rigs are anticipated to operate in our Stateline asset area, and the third rig is expected to operate primarily in the Rodney Robinson leasehold in the western portion of the Antelope Ridge asset area during the fourth quarter of 2020.

As a result of our plans to reduce our operated drilling program from six to three rigs by the end of the second quarter of 2020, on April 29, 2020, we decreased the range of our anticipated full-year 2020 capital expenditures for drilling, completing and equipping wells from $690.0 to $750.0 million to $440.0 to $500.0 million. As a result of savings experienced through the third quarter of 2020 primarily attributable to improved operational efficiencies and lower-than-expected drilling, completion and equipping costs, on October 27, 2020, we narrowed the range and lowered the midpoint of our anticipated full-year 2020 capital expenditures for drilling, completing and equipping wells to $455.0 to $475.0 million. On October 27, 2020, we also narrowed the range of our anticipated full-year 2020 capital expenditures for midstream capital expenditures from $85.0 to $105.0 million to $90.0 to $100.0 million, which reflects our proportionate share of San Mateo’s estimated capital expenditures of $200.0 to $225.0 million and also accounts for the portion of the $50.0 million capital carry remaining as of January 1, 2020 that Five Point provided us in conjunction with the formation of San Mateo II. Substantially all of these 2020 estimated capital expenditures will be allocated to (i) the further delineation and development of our leasehold position, (ii) the continued construction of midstream assets and (iii) our participation in certain non-operated well opportunities in the Delaware Basin, with the exception of amounts allocated to limited operations in our South Texas and Haynesville shale positions to maintain and extend leases and to participate in certain non-operated well opportunities.
To narrow any potential difference between our 2020 capital expenditures and operating cash flows, we may divest portions of our non-core assets, particularly in the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana, as well as consider monetizing other assets, such as certain mineral, royalty and midstream interests, as value-creating opportunities arise. In addition, we intend to continue evaluating the opportunistic acquisition of acreage and mineral interests, principally in the Delaware Basin, during 2020. These monetizations, divestitures and expenditures are opportunity-specific, and purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these 2020 monetizations, divestitures and capital expenditures with any degree of certainty; therefore, we have not provided estimated proceeds related to monetizations or divestitures or estimated capital expenditures related to acreage and mineral acquisitions for 2020.
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
Exploration and development activities are subject to a number of risks and uncertainties, which could cause these activities to be less successful than we anticipate. A significant portion of our anticipated cash flows from operations for the remainder of 2020 is expected to come from producing wells and development activities on currently proved properties in the Wolfcamp and Bone Spring plays in the Delaware Basin, the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana. Our existing wells may not produce at the levels we have forecasted and our exploration and development activities in these areas may not be as successful as we anticipate. Additionally, our anticipated cash flows from operations are based upon current expectations of realized oil, natural gas and NGL prices for the remainder of 2020 and the hedges we currently have in place. As noted above, during the first quarter and through April 2020, the oil and natural gas industry witnessed an abrupt and significant decline in oil prices, although oil prices began to improve later in the second quarter and during the third quarter of 2020. For further discussion of our expectations of such commodity prices, see “— General Outlook and Trends” below. We use commodity derivative financial instruments at times to mitigate our exposure to fluctuations in oil, natural gas and NGL prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices. See Note 7 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments.

Our unaudited cash flows for the nine months ended September 30, 2020 and 2019 are presented below:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Net cash provided by operating activities	$319,959	$353,127
Net cash used in investing activities	(661,155)	(639,049)
Net cash provided by financing activities	343,971	242,744
Net change in cash and restricted cash	$2,775	$(43,178)
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$369,158	$429,732
__________________
(1)Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “— Non-GAAP Financial Measures” below.
Cash Flows Provided by Operating Activities
Net cash provided by operating activities decreased $33.2 million to $320.0 million for the nine months ended September 30, 2020 from $353.1 million for the nine months ended September 30, 2019. Excluding changes in operating assets and liabilities, net cash provided by operating activities decreased $58.8 million to $352.8 million for the nine months ended September 30, 2020 from $411.6 million for the nine months ended September 30, 2019, primarily attributable to significantly lower realized oil and natural gas prices for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Changes in our operating assets and liabilities between the two periods resulted in a net increase of approximately $25.6 million in net cash provided by operating activities for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.
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
Cash Flows Used in Investing Activities
Net cash used in investing activities increased $22.1 million to $661.2 million for the nine months ended September 30, 2020 from $639.0 million for the nine months ended September 30, 2019. This increase in net cash used in investing activities was primarily due to an increase in midstream capital expenditures of $77.2 million and a reduction in proceeds from the sales of assets of $17.1 million, which were partially offset by a decrease of $70.0 million in oil and natural gas properties capital expenditures for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Cash used for midstream capital expenditures for the nine months ended September 30, 2020 was primarily attributable to the expansion of the Black River Processing Plant and midstream facilities in the Greater Stebbins Area and the Stateline asset area. Cash used for oil and natural gas properties capital expenditures for the nine months ended September 30, 2020 was primarily attributable to our operated and non-operated drilling and completion activities in the Delaware Basin.

Cash Flows Provided by Financing Activities
Net cash provided by financing activities increased $101.2 million to $344.0 million for the nine months ended September 30, 2020 from $242.7 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, our primary sources of cash from financing activities included borrowings under the Credit Agreement of $220.0 million, borrowings under the San Mateo Credit Facility of $38.4 million, net contributions related to the formation of San Mateo I and from non-controlling interest owners in less-than-wholly-owned subsidiaries of $80.9 million and the SBA loan of $7.5 million discussed above. During the nine months ended September 30, 2019, we had net borrowings under our Credit Agreement of $175.0 million, borrowings under the San Mateo Credit Facility of $40.0 million and net contributions related to the formation of San Mateo I and from non-controlling interest owners in less-than-wholly-owned subsidiaries of $29.3 million.
See Note 4 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our debt, including the Credit Agreement, the San Mateo Credit Facility and the Notes.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Unaudited Adjusted EBITDA Reconciliation to Net (Loss) Income:
Net (loss) income attributable to Matador Resources Company shareholders	$(276,064)	$43,953	$(503,751)	$63,758
Net income attributable to non-controlling interest in subsidiaries	9,957	9,800	26,784	25,582
Net (loss) income	(266,107)	53,753	(476,967)	89,340
Interest expense	18,231	18,175	56,340	54,172
Total income tax provision (benefit)	26,497	13,490	(43,369)	25,335
Depletion, depreciation and amortization	88,025	92,498	272,082	249,497
Accretion of asset retirement obligations	478	520	1,449	1,354
Full-cost ceiling impairment	251,163	—	575,164	—
Unrealized loss (gain) on derivatives	13,033	(9,847)	9,271	29,715
Stock-based compensation expense	3,369	4,664	10,449	13,740
Net loss on asset sales and impairment	—	439	2,632	807
Consolidated Adjusted EBITDA	134,689	173,692	407,051	463,960
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(13,701)	(12,903)	(37,893)	(34,228)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$120,988	$160,789	$369,158	$429,732

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$109,574	$158,630	$319,959	$353,127
Net change in operating assets and liabilities	7,599	(2,488)	32,866	58,475
Interest expense, net of non-cash portion	17,516	17,550	54,226	52,358
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(13,701)	(12,903)	(37,893)	(34,228)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$120,988	$160,789	$369,158	$429,732
For the three months ended September 30, 2020, we reported a net loss attributable to Matador shareholders of $276.1 million, as compared to net income attributable to Matador shareholders of $44.0 million for the three months ended September 30, 2019. This decrease in net income attributable to Matador shareholders primarily resulted from significantly lower realized oil prices, partially offset by higher oil and natural gas production and higher realized natural gas prices, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, and the full-cost ceiling impairment of $251.2 million we recorded for the three months ended September 30, 2020. In addition, we recorded an unrealized loss on derivatives of $13.0 million for the three months ended September 30, 2020, as compared to an unrealized gain on derivatives of $9.8 million for the three months ended September 30, 2019, and an income tax provision of $26.5 million for the three months ended September 30, 2020, as compared to an income tax provision of $13.5 million for the three months ended September 30, 2019.
For the nine months ended September 30, 2020, we reported a net loss attributable to Matador shareholders of $503.8 million, as compared to net income attributable to Matador shareholders of $63.8 million for the nine months ended September 30, 2019. This decrease in net income attributable to Matador shareholders primarily resulted from significantly lower realized oil and natural gas prices, partially offset by higher oil and natural gas production, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, and the full-cost ceiling impairment of $575.2 million we recorded for the nine months ended September 30, 2020. In addition, we recorded an unrealized loss on derivatives of

$9.3 million for the nine months ended September 30, 2020, as compared to an unrealized loss on derivatives of $29.7 million for the nine months ended September 30, 2019, and we recorded an income tax benefit of $43.4 million for the nine months ended September 30, 2020, as compared to an income tax provision of $25.3 million for the nine months ended September 30, 2019.
Adjusted EBITDA, a non-GAAP financial measure, decreased $39.8 million to $121.0 million for the three months ended September 30, 2020, as compared to $160.8 million for the three months ended September 30, 2019. This decrease is primarily attributable to significantly lower realized oil prices, partially offset by higher oil and natural gas production and higher realized natural gas prices, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.
Adjusted EBITDA, a non-GAAP financial measure, decreased $60.6 million to $369.2 million for the nine months ended September 30, 2020, as compared to $429.7 million for the nine months ended September 30, 2019. This decrease is primarily attributable to significantly lower realized oil and natural gas prices, partially offset by higher oil and natural gas production, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2020, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) firm transportation, gathering, processing and disposal commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company’s liquidity or availability of or requirements for capital resources. See “— Obligations and Commitments” below and Note 9 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.
Obligations and Commitments
We had the following material contractual obligations and commitments at September 30, 2020:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Borrowings, including letters of credit(1)	$862,978	$—	$7,470	$855,508	$—
Senior unsecured notes(2)	1,050,000	—	—	—	1,050,000
Office leases	23,373	3,968	8,214	8,635	2,556
Non-operated drilling and other capital commitments(3)	46,386	18,617	17,439	10,330	—
Drilling rig contracts(4)	25,103	20,986	4,117	—	—
Asset retirement obligations(5)	37,818	596	3,351	2,024	31,847
Natural gas transportation, gathering and processing agreements with non-affiliates(6)	643,131	60,641	141,475	143,114	297,901
Gathering, processing and disposal agreements with San Mateo(7)	505,940	—	54,562	163,614	287,764
Natural gas engineering, construction and installation contract(8)	446	446	—	—	—
Total contractual cash obligations	$3,195,175	$105,254	$236,628	$1,183,225	$1,670,068
__________________
(1)The amounts included in the table above represent principal maturities only. At September 30, 2020, we had $475.0 million in borrowings outstanding under the Credit Agreement, approximately $45.1 million in outstanding letters of credit issued pursuant to the Credit Agreement and $7.5 million in borrowings outstanding under the SBA loan. The Credit Agreement matures in October 2023. At September 30, 2020, San Mateo I had $326.4 million of borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures in December 2023. Assuming the amounts outstanding and interest rates of 1.89% and 1.90% (for the Credit Agreement and the San Mateo Credit Facility), respectively, at September 30, 2020, the interest expense for such facilities is expected to be approximately $9.2 million and $6.3 million, respectively, each year until maturity.

(2)The amounts included in the table above represent principal maturities only. Interest expense on the $1.05 billion of Notes that were outstanding as of September 30, 2020 is expected to be approximately $61.7 million each year until maturity.
(3)At September 30, 2020, we had outstanding commitments to drill and complete and to participate in the drilling and completion of various operated and non-operated wells.
(4)We do not own or operate our own drilling rigs but instead enter into contracts with third parties for such drilling rigs.
(5)The amounts included in the table above represent discounted cash flow estimates for future asset retirement obligations at September 30, 2020.
(6)From time to time, we enter into agreements with third parties whereby we commit to deliver anticipated natural gas and oil production and produced water from certain portions of our acreage for gathering, transportation, processing, fractionation, sales and, in the case of produced water, disposal. Certain of these agreements contain minimum volume commitments. If we do not meet the minimum volume commitments under these agreements, we would be required to pay certain deficiency fees. See Note 9 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information about these contractual commitments.
(7)In February 2017, in connection with the formation of San Mateo I, we dedicated our current and certain future leasehold interests in the Rustler Breaks and Wolf asset areas pursuant to 15-year, fixed-fee natural gas, oil and produced water gathering agreements and produced water disposal agreements. In addition, effective February 1, 2017, we dedicated our current and certain future leasehold interests in the Rustler Breaks asset area pursuant to a 15-year, fixed-fee natural gas processing agreement. In February 2019, in connection with the formation of San Mateo II, we dedicated our current and certain future leasehold interests in the Greater Stebbins Area and the Stateline asset area pursuant to 15-year, fixed-fee agreements for oil, natural gas and produced water gathering, natural gas processing and produced water disposal. See Note 9 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information about these contractual commitments.
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
General Outlook and Trends
During the first quarter and through April 2020, the oil and natural gas industry witnessed an abrupt and significant decline in oil prices from $63 per Bbl in early January to as low as ($38) per Bbl in late April. This sudden decline in oil prices was attributable to two primary factors: (i) the precipitous decline in global oil demand resulting from the worldwide spread of COVID-19 and (ii) a sudden, unexpected increase in global oil supply resulting from actions initiated by Saudi Arabia to increase its oil production to world markets following the failure of efforts by members of OPEC+ to agree on coordinated production cuts at their March 6, 2020 meetings in Vienna, Austria. The sudden decline in oil prices began to improve later in the second quarter of 2020 and during the third quarter of 2020. For the three months ended September 30, 2020, oil prices averaged $40.92 per Bbl, ranging from a high of $43.39 per Bbl in late August to a low of $36.76 per Bbl in early September, based upon the WTI oil futures contract price for the earliest delivery date.
As noted previously in this Quarterly Report, we significantly modified our 2020 operational plan primarily as a result of these unexpected events and the resulting decline in oil prices. We began 2020 operating six drilling rigs in the Delaware Basin but reduced our operated drilling program from six to three drilling rigs by the end of the second quarter of 2020. We expect to operate three drilling rigs in the Delaware Basin throughout the remainder of 2020 and into 2021, but we are prepared to further reduce our drilling activities should conditions warrant. The general outlook for the oil and natural gas industry for the remainder of 2020 and into 2021 remains highly uncertain, and we can provide no assurances as to when the economic disruptions resulting from COVID-19 and the corresponding decline in oil demand may improve. Until such time, however, we anticipate that oil prices will remain well below the prices realized in 2019.
We realized a weighted average oil price of $38.67 per Bbl ($37.28 per Bbl including realized losses from oil derivatives) for our oil production for the three months ended September 30, 2020, as compared to $54.19 per Bbl ($54.97 per Bbl including realized gains from oil derivatives) for our oil production for the three months ended September 30, 2019. At October 29, 2020, the WTI oil futures contract for the earliest delivery date had decreased from the average price for the third quarter of 2020 of $40.92 per Bbl, settling at $36.17 per Bbl, which was a significant decrease as compared to $55.54 per Bbl at October 29, 2019.
Realized natural gas prices were higher in the third quarter of 2020, as compared to the third quarter of 2019. For the three months ended September 30, 2020, natural gas prices averaged $2.12 per MMBtu, ranging from a low of $1.64 per MMBtu in mid-July to a high of $2.66 per MMBtu in late August, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. We realized a weighted average natural gas price of $2.27 per Mcf (with no realized gains or losses from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended September 30, 2020, as compared to $1.88 per Mcf ($1.91 per Mcf including realized gains from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended September 30, 2019. At October 29, 2020, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had increased from the average price for the third quarter of 2020 of $2.12 per MMBtu, settling at $3.30 per MMBtu, which was also an increase as compared to $2.60 per MMBtu at October 29, 2019.
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
The prices we receive for our oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the WTI oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At September 30, 2020, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas. For most of the first nine months of 2019, almost all of our natural gas production from the Delaware Basin was sold based on prices established at the Waha Hub in far West Texas, and portions of our natural gas are still sold based on Waha prices. At the end of September 2019, however, the Kinder Morgan Gulf Coast Express Pipeline Project (the “GCX Pipeline”) became operational. We have secured firm natural gas transportation and sales on the GCX Pipeline for an average of approximately 110,000 to 115,000 MMBtu per day at a natural gas price based upon Houston Ship Channel pricing.
After a lengthy period beginning in the second quarter of 2018 in which the Midland-Cushing (Oklahoma) oil price differential was negative, reaching as high as ($16.00) per Bbl in late September 2018, this oil price differential became positive late in the third quarter of 2019 and remained positive into the first quarter of 2020. With the abrupt decline in oil prices during the first quarter of 2020, however, the Midland-Cushing (Oklahoma) oil price differential experienced significant volatility in April 2020, reaching ($6.00) per Bbl before improving throughout the rest of the second and third quarters of 2020. At October 29, 2020, this oil price differential was approximately $0.15 per Bbl. It is possible that the differential could turn negative again at certain times during the remainder of 2020. At October 29, 2020, we had derivative contracts in place to mitigate our exposure to this Midland-Cushing (Oklahoma) oil price differential on a portion of our anticipated oil production for the remainder of 2020 and throughout 2021 and 2022.
Our realized prices for a portion of our Delaware Basin natural gas production are exposed to the Waha-Henry Hub basis differential. This Waha basis differential has increased significantly over the past two years, including a few days in April 2019 when natural gas was being sold at the Waha hub for negative prices as high as ($7.00) to ($9.00) per MMBtu on a daily market basis. During the second half of 2019, the Waha basis differentials improved and natural gas prices at the Waha hub averaged approximately $1.00 per MMBtu for the final six months of the year. Despite improving during the second half of 2019, beginning in the fourth quarter, the Waha basis differential widened further at times, and natural gas prices at the Waha hub were slightly negative on certain days in late December 2019. In early 2020, the Waha basis differential continued to deteriorate, and natural gas prices at the Waha hub were negative on certain days in April 2020. However, the Waha basis differential narrowed during the remainder of the second quarter. During the third quarter of 2020 and, in particular, at the beginning of October 2020, the Waha basis differential increased significantly again, including several days when the natural gas was being sold at the Waha hub for negative prices, due to seasonal pipeline maintenance and other factors that reduced capacity out of the Waha hub. At October 29, 2020, the Waha basis differential was approximately ($1.50) per MMBtu.
Beginning in late September 2019, as the GCX Pipeline became operational, we began selling a majority of our produced Delaware Basin natural gas at Houston Ship Channel pricing, and we have realized an improvement in the natural gas pricing received despite higher transportation charges incurred to transport the natural gas to the Gulf Coast. At certain times, we may also sell a portion of our natural gas production into other markets, e.g., Southern California, to improve our realized natural gas pricing. Further, approximately 21% of our reported natural gas production for the nine months ended September 30, 2020 was attributable to the Haynesville and Eagle Ford shale plays, which are not exposed to Waha pricing. In addition, as a two-stream reporter, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
We anticipate that the volatility in these oil and natural gas price differentials could persist throughout the remainder of 2020 and into 2021 or longer until additional oil and natural gas pipeline capacity from West Texas to the Texas Gulf Coast and other end markets is completed and as the balance between oil supply and demand is restored. We can provide no assurances as to how long these volatile differentials may persist, and as noted above, these price differentials could deteriorate in future periods. Should we experience future periods of negative pricing for natural gas as we have in previous periods, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results. In addition, we have no derivative contracts in place to mitigate our exposure to these natural gas price differentials during 2020 or for future periods.
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
In the near term, it also remains possible that oil production in the United States may exceed available oil storage capacity, especially as domestic producers return to production wells that were recently shut in. Should this occur, we may be required by our oil purchasers to shut in a portion or all of our oil production for a period of time. Further, the concern over available oil storage capacity may also result in lower oil prices, and as a result, we may elect to shut in or curtail certain volumes of our oil production temporarily rather than sell the oil at further depressed prices. We voluntarily curtailed or shut in portions of our Delaware Basin and Eagle Ford shale oil production in May and June 2020, but these shut-in wells have since been returned to production. As most of our natural gas production in the Delaware Basin is associated with oil production, portions of our natural gas production were also curtailed or shut in. When shut-in wells resume production, they may not produce at their previous rates, and we may be required to expend capital to improve their production. We can provide no assurances as to whether additional portions of our production may be shut in or curtailed in the future or how long these periods may persist.
Further, if oil prices remain at their current depressed levels during the fourth quarter of 2020 and into 2021, we anticipate that we could realize future full-cost ceiling impairments to the net capitalized value of our oil and natural gas properties. In determining whether a full-cost ceiling impairment existed at September 30, 2020, we estimated the value, discounted at 10%, of our total proved oil and natural gas reserves using the unweighted arithmetic average of oil and natural gas prices as of the first day of each month for the trailing 12-month period ended September 30, 2020 as required under the guidelines established by the SEC, which were $39.71 per Bbl and $1.97 per MMBtu, respectively. We recorded an impairment charge of $251.2 million at September 30, 2020. If the unweighted arithmetic average of oil and natural gas prices as of the first day of each month for the trailing 12-month period ended September 30, 2020 had been $35.52 per Bbl and $1.77 per MMBtu, respectively, while all other factors remained constant, our full-cost ceiling would have been further impaired by approximately $375 million on a pro forma basis. The aforementioned pro forma prices, as estimated for the twelve month period January 2020 through December 2020, were calculated using a 12-month unweighted arithmetic average of oil and natural gas prices, which included the oil and natural gas prices on the first day of the month for the 10 months ended October 2020, with the price for October 2020 being held constant for November and December 2020. This pro forma excess of our net capitalized costs above the full-cost ceiling is attributable to a pro forma reduction of approximately $375 million in the estimated value, discounted at 10%, of our total proved oil and natural gas reserves, including a pro forma decrease in our estimated total proved reserves of approximately 5% from our estimated proved reserves at September 30, 2020, primarily attributable to certain proved undeveloped locations that would no longer be classified as proved undeveloped reserves using the pro forma prices. This calculation of the impact of lower commodity prices on our estimated total proved oil and natural gas reserves and our full-cost ceiling was prepared based on the presumption that all other inputs and assumptions are held constant with the exception of oil and natural gas prices. Therefore, this calculation strictly isolates the impact of commodity prices on our full-cost ceiling and proved reserves. Commodity prices are among several variables impacting the estimation of our proved reserves and full-cost ceiling, and other factors could have a significant effect on our future proved reserves and the present value of future cash flows, including, but not limited to, extensions and discoveries, acquisitions of proved reserves, changes in drilling and completion and operating costs, drilling results, revisions due to well performance and other factors, changes in development plans and production, among others. There are numerous uncertainties inherent in the estimation of proved oil and natural gas reserves and accounting for oil and natural gas properties in subsequent periods and this pro forma estimate should not be construed as indicative of our development plans or future results.
Our oil and natural gas exploration, development, production, midstream and related operations are subject to extensive federal, state and local laws, rules and regulations. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these laws, rules and regulations are frequently amended or reinterpreted and new laws, rules and regulations are proposed or promulgated, we are unable to predict the future cost or impact of complying with the laws, rules and regulations to which we are, or will become, subject. For example, although such bills have not passed, in 2019 and 2020, separate bills were introduced in the New Mexico Senate proposing to add a surtax on natural gas processors and proposing to place a moratorium on hydraulic fracturing. In 2019, New Mexico’s governor also signed an executive order requiring a regulatory framework to ensure reductions of methane emissions. Pursuant to that executive order, in 2020, the New Mexico Oil Conservation Division and New Mexico Environment Department proposed certain rules regarding the reduction of natural gas waste and the control of emissions. Those proposed rules, if implemented, would include, among other things, requirements that upstream and midstream operators reduce natural gas waste by a fixed amount each year and achieve a 98% natural gas capture rate by the end of 2026. These and other laws, rules and regulations, including any federal legislation, regulations or orders intended to limit or restrict oil and natural gas operations on federal lands, if enacted, could have an adverse impact on our business, financial condition, results of operations and cash flows. In addition, certain segments of the investor community have recently expressed negative sentiment towards investing in the oil and natural gas industry, recent equity returns in the sector versus other industry sectors have led to lower oil and natural gas representation in certain key equity market indices and some investors, including certain pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and natural gas sector based on social and environmental considerations.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At September 30, 2020, The Bank of Nova Scotia, BMO Harris Financing (Bank of Montreal) and Truist Bank (or affiliates thereof) were the counterparties for all of our derivative instruments. We have considered the credit standing of the counterparties in determining the fair value of our derivative financial instruments. See Note 7 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments. Such information is incorporated herein by reference.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls during the three months ended September 30, 2020 that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2020, the Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
July 1, 2020 to July 31, 2020	2,943	$8.06	—	—
August 1, 2020 to August 31, 2020	1,041	$9.40	—	—
September 1, 2020 to September 30, 2020	3,429	$8.65	—	—
Total	7,413	$8.52	—	—
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

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations - Unaudited, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATADOR RESOURCES COMPANY

Date: October 30, 2020	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: October 30, 2020	By:	/s/ David E. Lancaster
David E. Lancaster
Executive Vice President and Chief Financial Officer