Form 10-K
period 2020-12-31
Matador Resources Co
filed 2021-02-26
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $930,575,164.

As of February 23, 2021, there were 116,764,838 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

MATADOR RESOURCES COMPANY
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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
By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: general economic conditions; our ability to execute our business plan, including whether our drilling program is successful; changes in oil, natural gas and natural gas liquids prices and the demand for oil, natural gas and natural gas liquids; our ability to replace reserves and efficiently develop current reserves; costs of operations; delays and other difficulties related to producing oil, natural gas and natural gas liquids; delays and other difficulties related to regulatory and governmental approvals and restrictions; availability of sufficient capital to execute our business plan, including from future cash flows, available borrowing capacity under our revolving credit facilities and otherwise; our ability to make acquisitions on economically acceptable terms; our ability to integrate acquisitions; weather and environmental conditions; the impact of the worldwide spread of the novel coronavirus (“COVID-19”) on oil and natural gas demand, oil and natural gas prices and our business; the operating results of our midstream joint venture’s Black River cryogenic natural gas processing plant; the timing and operating results of the buildout by our midstream joint venture of oil, natural gas and water gathering and transportation systems and the drilling of any additional salt water disposal wells; and the other factors discussed below and elsewhere in this Annual Report and in other documents that we file with or furnish to the United States Securities and Exchange Commission (the “SEC”), all of which are difficult to predict. Forward-looking statements may include statements about:
•our business strategy;
•our estimated future reserves and the present value thereof, including whether or not a full-cost ceiling impairment could be realized;
•our cash flows and liquidity;
•the amount, timing and payment of dividends, if any;
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
•our ability and the ability of our midstream joint venture to construct and operate midstream facilities, including the operation of its Black River cryogenic natural gas processing plant and the drilling of additional salt water disposal wells;
•the ability of our midstream joint venture to attract third-party volumes;
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
•our future operating results; and
•our plans, objectives, expectations and intentions contained in this Annual Report or in our other filings with the SEC that are not historical.
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

PART I

Item 1. Business.
In this Annual Report, (i) references to “we,” “our” or the “Company” refer to Matador Resources Company and its subsidiaries as a whole (unless the context indicates otherwise), (ii) references to “Matador” refer solely to Matador Resources Company and (iii) references to “San Mateo” refer to San Mateo Midstream, LLC (collectively with its subsidiaries, “San Mateo I”) together with San Mateo Midstream II, LLC (collectively with its subsidiaries, “San Mateo II”). Effective October 1, 2020, San Mateo II merged with and into San Mateo I. For certain oil and natural gas terms used in this Annual Report, see the “Glossary of Oil and Natural Gas Terms” included in this Annual Report.
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
Our goal is to increase shareholder value by building oil and natural gas reserves, production and cash flows and providing midstream services at an attractive rate of return on invested capital. We plan to achieve our goal by, among other items, executing the following business strategies:
•focus our exploration and development activities primarily on unconventional plays, including the Wolfcamp and Bone Spring plays in the Delaware Basin;
•identify, evaluate and develop additional oil and natural gas plays as necessary to maintain a balanced portfolio of oil and natural gas properties;
•continue to improve operational and cost efficiencies;
•identify and develop midstream opportunities that support and enhance our exploration and development activities and that generate value for San Mateo;

•maintain our financial discipline; and
•pursue opportunistic acquisitions, divestitures and joint ventures.
Despite the precipitous decline in global oil demand resulting from the worldwide spread of COVID-19 in 2020, which led to a very challenging oil and natural gas price environment, the successful execution of our business strategies led to increases in our oil and natural gas production and proved oil and natural gas reserves in 2020. We achieved these results despite reducing our operated drilling rig count from six at the beginning of the year to three by the end of the second quarter. We also improved the capital efficiency of our drilling and completion operations and achieved several key operational milestones throughout the year (as further described below in “—Exploration and Production Segment—Southeast New Mexico and West Texas—Delaware Basin” and “—Midstream Segment”). In addition, we concluded several important financing transactions in 2020, including an increase in the elected commitment under our Credit Agreement (as defined below), the affirmation of the borrowing base and the restructuring of our oil hedging portfolio. San Mateo also achieved several important milestones in 2020, including the expansion of its cryogenic natural gas processing plant in Eddy County, New Mexico (the “Black River Processing Plant”) and associated pipelines and the merger of San Mateo II with and into San Mateo I. These achievements and transactions increased our operational flexibility and opportunities while preserving the strength of our balance sheet and our liquidity position.
2020 Highlights
Increased Oil, Natural Gas and Oil Equivalent Production
For the year ended December 31, 2020, we achieved record oil, natural gas and average daily oil equivalent production. In 2020, we produced 15.9 million Bbl of oil, an increase of 14%, as compared to 14.0 million Bbl of oil produced in 2019. We also produced 69.5 Bcf of natural gas, an increase of 14% from 61.1 Bcf of natural gas produced in 2019. Our average daily oil equivalent production for the year ended December 31, 2020 was 75,175 BOE per day, including 43,526 Bbl of oil per day and 189.9 MMcf of natural gas per day, an increase of 14%, as compared to 66,203 BOE per day, including 38,312 Bbl of oil per day and 167.4 MMcf of natural gas per day, for the year ended December 31, 2019. The increase in oil and natural gas production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin throughout 2020, which offset declining production in the Eagle Ford and Haynesville shales. Oil production comprised 58% of our total production (using a conversion ratio of one Bbl of oil per six Mcf of natural gas) for both the years ended December 31, 2020 and December 31, 2019.
Increased Oil, Natural Gas and Oil Equivalent Reserves
At December 31, 2020, our estimated total proved oil and natural gas reserves were 270.3 million BOE, including 159.9 million Bbl of oil and 662.3 Bcf of natural gas, an increase of 7% from 252.5 million BOE, including 148.0 million Bbl of oil and 627.2 Bcf of natural gas, at December 31, 2019. The Standardized Measure of our total proved oil and natural gas reserves decreased 22% from $2.03 billion at December 31, 2019 to $1.58 billion at December 31, 2020. The PV-10 of our total proved oil and natural gas reserves decreased 26% from $2.25 billion at December 31, 2019 to $1.66 billion at December 31, 2020. The decreases in our Standardized Measure and PV-10 were primarily a result of the significantly lower weighted average oil and natural gas prices used to estimate proved reserves at December 31, 2020, as compared to December 31, 2019. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see “—Estimated Proved Reserves.”
Our proved oil reserves grew 8% to 159.9 million Bbl at December 31, 2020 from 148.0 million Bbl at December 31, 2019. Our proved natural gas reserves increased 6% to 662.3 Bcf at December 31, 2020 from 627.2 Bcf at December 31, 2019. This growth in oil and natural gas reserves was attributable to our ongoing delineation and development drilling activities in the Delaware Basin during 2020.
At December 31, 2020, proved developed reserves included 69.6 million Bbl of oil and 323.2 Bcf of natural gas, and proved undeveloped reserves included 90.3 million Bbl of oil and 339.1 Bcf of natural gas. Proved developed reserves and proved oil reserves comprised 46% and 59%, respectively, of our total proved oil and natural gas reserves at December 31, 2020. Proved developed reserves and proved oil reserves comprised 42% and 59%, respectively, of our total proved oil and natural gas reserves at December 31, 2019.
Operational Highlights
We focus on optimizing the development of our resource base by seeking ways to maximize our recovery per well relative to the cost incurred and to minimize our operating costs per BOE produced. We apply an analytical approach to track and monitor the effectiveness of our drilling and completion techniques and service providers. This allows us to better manage operating costs, the pace of development activities, technical applications, the gathering and marketing of our production and capital allocation. Additionally, we concentrate on our core areas, which allows us to achieve economies of scale and reduce operating costs. Largely as a result of these factors, we believe that we have increased our technical knowledge of drilling, completing and producing Delaware Basin wells. We expect the Delaware Basin will continue to be our primary area of focus in 2021.
We completed and began producing oil and natural gas from 89 gross (47.8 net) wells in the Delaware Basin in 2020, including 53 gross (45.6 net) operated and 36 gross (2.2 net) non-operated wells. At December 31, 2020, our total acreage position in the Delaware Basin was approximately 230,600 gross (124,700 net) acres, primarily in Loving County, Texas and Lea and Eddy Counties, New Mexico. We have focused our Delaware Basin operations thus far on the following asset areas: the Wolf and Jackson Trust asset areas in Loving County, Texas, the Stateline, Rustler Breaks and Arrowhead asset areas in Eddy County, New Mexico and the Antelope Ridge, Ranger and Twin Lakes asset areas in Lea County, New Mexico. Our Delaware Basin properties have become the most significant component of our asset portfolio. Our average daily oil equivalent production from the Delaware Basin increased approximately 21% to 67,522 BOE per day (90% of total oil equivalent production), including 41,678 Bbl of oil per day (96% of total oil production) and 155.1 MMcf of natural gas per day (82% of total natural gas production), in 2020, as compared to 55,599 BOE per day (84% of total oil equivalent production), including 35,184 Bbl of oil per day (92% of total oil production) and 122.5 MMcf of natural gas per day (73% of total natural gas production), in 2019. We expect our Delaware Basin production to increase in 2021 as we continue the delineation and development of these asset areas.
During 2020, we achieved all five significant and important operational milestones in the Delaware Basin we set at the beginning of the year. These five operational milestones (as further described below in “—Exploration and Production Segment—Southeast New Mexico and West Texas—Delaware Basin” and “—Midstream Segment”) were:
•we completed and turned to sales the first six Rodney Robinson wells, all of which were two-mile laterals, in the western portion of our Antelope Ridge asset area, in late March 2020; these six Rodney Robinson wells have produced in aggregate approximately 2.7 million BOE in approximately 10 months of production;
•we completed and turned to sales the first five Ray State wells, all of which were two-mile laterals, in the eastern portion of our Rustler Breaks asset area in late May and early June 2020; these five Ray State wells have produced in aggregate approximately 1.6 million BOE in just over seven months of production;
•we completed and turned to sales five Leatherneck wells in the Stebbins area and surrounding leaseholds in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) in late July and early August 2020; these five Leatherneck wells have produced in aggregate approximately 1.0 million BOE in just over six months of production;
•we completed and turned to sales the first 13 Boros wells, all of which were two-mile laterals, in the eastern portion of the Stateline asset area in a staggered fashion during September 2020; these 13 Boros wells have produced in aggregate approximately 2.7 million BOE in just over four months of production, despite a number of these wells being produced on restricted chokes early in their production; and
•San Mateo completed the expansion of the Black River Processing Plant and associated pipelines and facilities in conjunction with the Boros and Leatherneck wells coming online.
In addition to achieving these five key operational milestones, further operational highlights in the Delaware Basin (as further described below in “—Exploration and Production Segment—Southeast New Mexico and West Texas—Delaware Basin”) in 2020 included:
•the ongoing transition to drilling longer laterals, whereby 83% of the operated horizontal wells we completed and turned to sales in 2020 had lateral lengths greater than one mile, as compared to 29% in 2019 and 9% in 2018;
•the continuing improvement in capital efficiency as demonstrated by (i) our average drilling and completion costs for all operated horizontal wells completed and turned to sales of approximately $850 per lateral foot in 2020, a decrease of 27% as compared to average drilling and completion costs of $1,165 per lateral foot in 2019 and a decrease of 44% as compared to average drilling and completion costs of $1,528 per lateral foot in 2018, and (ii) the sequential quarterly decrease in our drilling and completion costs per lateral foot on operated wells turned to sales throughout 2020, from $1,009 in the first quarter to $881 in the second quarter to $790 in the third quarter and, finally, to $625 in the fourth quarter;
•record-low unit operating costs for lease operating expenses of $3.81 per BOE and general and administrative expenses of $2.27 per BOE;
•in our Wolf asset area, the results from our first Third Bone Spring Carbonate test in the Delaware Basin, demonstrating the prospectivity of this formation throughout the basin; and
•in our Rustler Breaks asset area, the results from our first Third Bone Spring Sand test, demonstrating the prospectivity of this formation in that asset area.

Financing Highlights
We concluded several important financing transactions in 2020 that increased our operational flexibility and opportunities, while preserving the strength of our balance sheet and improving our liquidity position. These transactions included:
•the amendment of our third amended and restated credit agreement (the “Credit Agreement”) in February 2020 to reaffirm the borrowing base at $900.0 million, increase our elected borrowing commitment from $500.0 million to $700.0 million and add two new banks to our lending group;
•the reaffirmation of the borrowing base under the Credit Agreement in October 2020; and
•the restructuring of a portion of our then-existing 2020 NYMEX West Texas Intermediate (“WTI”) oil derivative financial instruments in April 2020 to provide additional revenue assurance had oil prices declined further and help us remain in compliance with our Credit Agreement leverage covenant in 2020.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding these financing transactions.
Midstream Highlights
Effective October 1, 2020, together with our joint venture partner, a subsidiary of Five Point Energy LLC (“Five Point”), we completed the successful merger of San Mateo II with and into San Mateo I. San Mateo is owned 51% by us and 49% by Five Point.
San Mateo achieved strong operating results in 2020, highlighted by (i) increased midstream services revenues, (ii) increased produced water handling volumes and (iii) increased oil gathering and transportation volumes, all as compared to 2019. San Mateo’s natural gas gathering and processing volumes declined slightly in 2020 as compared to 2019 due to reduced volumes from a significant third-party customer, but, on a quarterly sequential basis, San Mateo’s natural gas gathering and processing volumes, water handling volumes and oil gathering and transportation volumes all increased significantly in the fourth quarter of 2020, as compared to the third quarter, as we realized the first full quarter of production from the Boros wells in the Stateline asset area and the Leatherneck wells in the Greater Stebbins Area.
During the third quarter of 2020, San Mateo completed the construction and successful start-up of the expansion of the Black River Processing Plant, which added an incremental designed inlet capacity of 200 MMcf of natural gas per day to the previously designed inlet capacity of 260 MMcf per day for a total designed inlet capacity of 460 MMcf per day. The expanded Black River Processing Plant supports our exploration and development activities in the Delaware Basin and, at December 31, 2020, was gathering and processing natural gas from the Stateline asset area and from the Greater Stebbins Area. The Black River Processing Plant also processes natural gas from our Rustler Breaks asset area and provides natural gas processing services for other San Mateo customers in the area.
In September 2020, San Mateo also completed and placed in service approximately 43 miles of large diameter natural gas gathering pipelines between the Black River Processing Plant and the Stateline asset area (approximately 24 miles) and the Greater Stebbins Area (approximately 19 miles). In addition, San Mateo completed and placed in service approximately 19 miles of various diameter crude oil pipelines from certain points of origin in the Greater Stebbins Area to the existing San Mateo interconnect with a subsidiary of Plains All American Pipeline, L.P. (“Plains”) in Eddy County, New Mexico. At December 31, 2020, San Mateo was gathering or transporting our oil and natural gas production via pipeline in both the Stateline asset area and the Greater Stebbins Area, as well as in the Wolf and Rustler Breaks asset areas. San Mateo was handling our produced water via pipeline in each of these areas as well.
At December 31, 2020, San Mateo’s midstream system included:
•Natural Gas Assets: 460 MMcf per day of designed natural gas cryogenic processing capacity and approximately 140 miles of natural gas gathering pipelines in Eddy County, New Mexico and Loving County, Texas, including 43 miles of large-diameter natural gas gathering lines spanning from the Stateline asset area to the Greater Stebbins Area in Eddy County, New Mexico;
•Oil Assets: Three oil central delivery points (“CDP”) with over 100,000 Bbl of designed oil throughput capacity and approximately 90 miles of oil gathering and transportation pipelines in Eddy County, New Mexico and Loving County, Texas, as well as a 400,000-acre joint development area with Plains to gather our and other producers’ oil production in Eddy County, New Mexico; and
•Produced Water Assets: 13 commercial salt water disposal wells and associated facilities with designed produced water disposal capacity of 335,000 Bbl per day and approximately 120 miles of produced water gathering pipelines in Eddy County, New Mexico and Loving County, Texas.

Environmental, Social and Governance (“ESG”) Initiatives
We maintain an active ESG program and continued working in 2020 to improve upon our various ESG efforts. For instance, we significantly increased the percentage of new production facilities operating on electrical grid power, lowering emissions by removing on-site generators. We also increased the percentage of recycled water used in our completions and increased the percentage of both produced water and oil we transported via pipeline.
Using batch drilling and longer laterals, we significantly increased our lateral footage drilled per new pad built, helping to reduce our surface footprint. Finally, we continued our commitment to a proactive safety culture, with approximately 2.1 million employee man-hours and no lost time accidents experienced from 2017 to 2020.
Exploration and Production Segment
Our current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. We also operate in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. During 2020, we devoted most of our efforts and most of our capital expenditures to our drilling and completion operations in the Wolfcamp and Bone Spring plays in the Delaware Basin, as well as our midstream operations there. Since our inception, our exploration and development efforts have concentrated primarily on known hydrocarbon-producing basins with well-established production histories offering the potential for multiple-zone completions.
The following table presents certain summary data for each of our operating areas as of and for the year ended December 31, 2020.

			Producing		Total Identified		Estimated Net Proved
			Wells		Drilling Locations(1)		Reserves(2)		Avg. Daily
	Gross	Net	Gross	Net	Gross	Net		%	Production
	Acreage	Acreage					MBOE(3)	Developed	(BOE/d)(3)
Southeast New Mexico/West Texas:
Delaware Basin(4)	230,600	124,700	831	398.5	4,359	1,502	261,888	43.9	67,522
South Texas:
Eagle Ford(5)	29,300	26,300	126	105.0	229	182	4,909	100.0	2,412
Northwest Louisiana
Haynesville	16,700	9,100	237	18.8	163	16	3,486	100.0	5,015
Cotton Valley(6)	16,100	14,900	64	39.7	154	35	49	100.0	226
Area Total(7)	19,100	17,700	301	58.5	317	51	3,535	100.0	5,241
Total	279,000	168,700	1,258	562.0	4,905	1,735	270,332	45.7	75,175
__________________
(1)Identified and engineered drilling locations. These locations have been identified for potential future drilling and were not producing at December 31, 2020. The total net engineered drilling locations are calculated by multiplying the gross engineered drilling locations in an operating area by our working interest participation in such locations. Individual horizontal drilling locations generally represent a variety of lateral lengths, from one mile to greater than two miles, based upon our current assumptions for a well that could be drilled at that location given our current acreage position. At December 31, 2020, approximately two-thirds of these identified drilling locations were expected to be horizontal laterals with lateral lengths of two miles or greater, and approximately 80% are expected to have lateral lengths of 1.5 miles or greater. At December 31, 2020, these engineered drilling locations included only 358 gross (145 net) locations to which we have assigned proved undeveloped reserves, primarily in the Wolfcamp or Bone Spring plays, but also in the Brushy Canyon, Avalon and Delaware formations, in the Delaware Basin. At December 31, 2020, we had assigned no proved undeveloped reserves to our leasehold in the Eagle Ford shale or the Haynesville shale, primarily as a result of the significantly lower oil and natural gas prices used to estimate proved reserves at December 31, 2020, which were $36.04 per Bbl and $1.99 per MMBtu, respectively, as compared to prior periods.
(2)These estimates were prepared by our engineering staff and audited by Netherland, Sewell & Associates, Inc., independent reservoir engineers. For additional information regarding our oil and natural gas reserves, see “—Estimated Proved Reserves” and Supplemental Oil and Natural Gas Disclosures included in the unaudited supplementary information in this Annual Report, which is incorporated herein by reference.
(3)Production volumes and proved reserves reported in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
(4)Includes potential future engineered drilling locations in the Wolfcamp, Bone Spring, Brushy Canyon and Avalon plays on our acreage in the Delaware Basin at December 31, 2020.
(5)Includes one well producing oil from the Austin Chalk formation in La Salle County, Texas and two wells producing small quantities of natural gas from the San Miguel formation in Zavala County, Texas.
(6)Includes the Cotton Valley formation and shallower zones and also includes one well producing from the Frio formation in Orange County, Texas.
(7)Some of the same leases cover the net acres shown for both the Haynesville formation and the shallower Cotton Valley formation. Therefore, the sum of the net acreage for both formations is not equal to the total net acreage for Northwest Louisiana. This total includes acreage that we are producing from or that we believe to be prospective for these formations.

We are active both as an operator and as a non-operating co-working interest owner with various industry participants. At December 31, 2020, we operated a significant majority of our acreage in the Delaware Basin in Southeast New Mexico and West Texas. In those wells where we are not the operator, our working interests are often relatively small. At December 31, 2020, we also were the operator for approximately 93% of our Eagle Ford acreage and approximately 52% of our Haynesville acreage, including approximately 8% of our acreage in what we believe is the core area of the Haynesville play.
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
In the western part of the Permian Basin, also known as the Delaware Basin, the Lower Permian age Bone Spring (also called the Leonardian) and Wolfcamp formations are several thousand feet thick and contain stacked layers of shales, sandstones, limestones and dolomites. These intervals represent a complex and dynamic submarine depositional system that also includes organic rich shales that are the source rocks for oil and natural gas produced in the basin. Historically, production has come from conventional reservoirs; however, we and other industry players have realized that the source rocks also have sufficient porosity and permeability to be commercial reservoirs. In addition, the source rocks are interbedded with reservoir layers that have filled with hydrocarbons, both of which can produce significant volumes of oil and natural gas when connected by horizontal wellbores with multi-stage hydraulic fracture treatments. Particularly in the Delaware Basin, there are multiple horizontal targets in a given area that exist within the several thousand feet of hydrocarbon bearing layers that make up the Bone Spring and Wolfcamp plays. Multiple horizontal drilling and completion targets are being identified and targeted by companies, including us, throughout the vertical section, including the Brushy Canyon, Avalon, Bone Spring (First, Second and Third Sand and Carbonate) and several intervals within the Wolfcamp shale, often identified as Wolfcamp A through D.
At December 31, 2020, our total acreage position in Southeast New Mexico and West Texas was approximately 230,600 gross (124,700 net) acres, primarily in Loving County, Texas and Lea and Eddy Counties, New Mexico. These acreage totals included approximately 34,600 gross (18,400 net) acres in our Ranger asset area in Lea County, 66,000 gross (26,800 net) acres in our Arrowhead asset area in Eddy County, 47,900 gross (26,200 net) acres in our Rustler Breaks asset area in Eddy County, 23,200 gross (16,000 net) acres in our Antelope Ridge asset area in Lea County, 15,100 gross (10,800 net) acres in our Wolf and Jackson Trust asset areas in Loving County, 2,800 gross (2,800 net) acres in our Stateline asset area in Eddy County and 40,500 gross (23,200 net) acres in our Twin Lakes asset area in Lea County at December 31, 2020. We consider the vast majority of our Delaware Basin acreage position to be prospective for oil and liquids-rich targets in the Bone Spring and Wolfcamp formations. Other potential targets on certain portions of our acreage include the Avalon and Delaware formations, as well as the Abo, Strawn, Devonian, Penn Shale, Atoka and Morrow formations. At December 31, 2020, our acreage position in the Delaware Basin was approximately 67% held by existing production. Excluding the Twin Lakes asset area, where we have drilled only three vertical operated wells and two horizontal operated wells, and the undeveloped acreage acquired in the Bureau of Land Management New Mexico Oil and Gas Lease Sale on September 5 and 6, 2018 (the “BLM Acquisition”), which has 10-year leases with favorable lease-holding provisions, our acreage position in the Delaware Basin was approximately 79% held by existing production at December 31, 2020.
During the year ended December 31, 2020, we continued the delineation and development of our Delaware Basin acreage. We completed and began producing oil and natural gas from 89 gross (47.8 net) wells in the Delaware Basin, including 53 gross (45.6 net) operated horizontal wells and 36 gross (2.2 net) non-operated horizontal wells, throughout our various asset areas. At December 31, 2020, we had tested a number of different producing horizons at various locations across our acreage position, including the Brushy Canyon, the Avalon, the First Bone Spring, two benches of the Second Bone Spring, two benches of the Third Bone Spring, three benches of the Wolfcamp A, including the X and Y sands and the more organic, lower section of the Wolfcamp A, three benches of the Wolfcamp B, the Wolfcamp D, the Morrow and the Strawn. Most of our delineation and development efforts have been focused on multiple completion targets between the First Bone Spring and the Wolfcamp B.

As a result of our ongoing drilling and completion operations in these asset areas, our Delaware Basin production increased significantly in 2020. Our average daily oil equivalent production from the Delaware Basin increased approximately 21% to 67,522 BOE per day (90% of total oil equivalent production), including 41,678 Bbl of oil per day (96% of total oil production) and 155.1 MMcf of natural gas per day (82% of total natural gas production), in 2020, as compared to 55,599 BOE per day (84% of total oil equivalent production), including 35,184 Bbl of oil per day (92% of total oil production) and 122.5 MMcf of natural gas per day (73% of total natural gas production), in 2019. Our average daily oil equivalent production from the Delaware Basin also grew approximately 26% from 61,493 BOE per day in the fourth quarter of 2019 to 77,367 BOE per day in the fourth quarter of 2020.
At December 31, 2020, approximately 97% of our estimated total proved oil and natural gas reserves, or 261.9 million BOE, was attributable to the Delaware Basin, including approximately 156.3 million Bbl of oil and 633.5 Bcf of natural gas, a 12% increase, as compared to 232.8 million BOE for the year ended December 31, 2019. Our Delaware Basin proved reserves at December 31, 2020 comprised approximately 98% of our proved oil reserves and 96% of our proved natural gas reserves, as compared to approximately 94% of our proved oil reserves and 89% of our proved natural gas reserves at December 31, 2019.
At December 31, 2020, we had identified 4,359 gross (1,502 net) engineered locations for potential future drilling on our Delaware Basin acreage, primarily in the Wolfcamp or Bone Spring plays, but also including the shallower Brushy Canyon and Avalon formations. These locations include 2,091 gross (1,298 net) locations that we anticipate operating as we hold a working interest of at least 25% in each of these locations. Individual horizontal drilling locations represent a variety of lateral lengths, from one mile to greater than two miles based upon our current assumptions for a well that could be drilled at that location given our current acreage position. At December 31, 2020, approximately two-thirds of these identified drilling locations are expected to have horizontal lateral lengths of two miles or greater and approximately 80% are expected to have horizontal lateral lengths greater than 1.5 miles. At and prior to December 31, 2019, all of our identified horizontal drilling locations were based on the assumptions of a one-mile lateral being drilled at each location. These engineered locations have been identified on a property-by-property basis and take into account criteria such as anticipated geologic conditions and reservoir properties, estimated rates of return, estimated recoveries from our Delaware Basin wells and other nearby wells based on available public data, drilling densities anticipated on our properties and properties of other operators, estimated drilling and completion costs, spacing and other rules established by regulatory authorities and surface considerations, among other criteria. Our engineered well locations at December 31, 2020 do not yet include all portions of our acreage position. Our identified well locations presume that multiple intervals may be prospective at any one surface location. Although we believe that denser well spacing may be possible in certain asset areas or in certain formations, at December 31, 2020, the majority of our estimated locations were based on the assumption of 160-acre well spacing. As we explore and develop our Delaware Basin acreage further, we anticipate that we may identify additional locations for future drilling. At December 31, 2020, these potential future drilling locations included 358 gross (145 net) locations in the Delaware Basin, primarily in the Wolfcamp and Bone Spring plays, but also in the Brushy Canyon, Avalon and Delaware formations, to which we have assigned proved undeveloped reserves.
At December 31, 2020, we were operating three drilling rigs in the Delaware Basin, and we expect to operate three rigs in the Delaware Basin during most of the first quarter of 2021. We expect to add a fourth rig in March 2021 and to operate four rigs in the Delaware Basin throughout the remainder of 2021. Two of these operated rigs are expected to operate full-time in the Stateline asset area. The other two rigs are expected to operate in certain of our other asset areas, including the Greater Stebbins Area, the Wolf asset area, the Ranger asset area and the Rodney Robinson leasehold in the western portion of the Antelope Ridge asset area. We have built significant optionality into our drilling program, which allowed us to decrease the number of rigs in 2020 from six to three within a few months and should generally allow us to increase or decrease the number of rigs we operate as necessary based on changing commodity prices and other factors. We are also planning to participate in non-operated wells in the Delaware Basin as these opportunities arise in 2021.
Antelope Ridge Asset Area - Lea County, New Mexico
At the end of the first quarter of 2020, we achieved the first of the five operational milestones we set for Matador in 2020 when we completed and turned to sales our first six gross (6.0 net) wells on the Rodney Robinson leasehold. These wells also were the first wells drilled on acreage acquired in the BLM Acquisition. Including the Rodney Robinson wells, we completed and turned to sales 12 gross (11.4 net) operated and 15 gross (0.3 net) non-operated wells in the Antelope Ridge asset area during 2020.
The 1,200 gross and net acre Rodney Robinson leasehold is one of the key tracts we acquired as part of the of 8,400 gross and net leasehold acres in Lea and Eddy Counties, New Mexico for approximately $387 million in the BLM Acquisition. The federal leases provide an 87.5% net revenue interest (“NRI”) as compared to approximately 75% NRI on most fee leases today. The six Rodney Robinson wells, which included two Wolfcamp A-XY completions, two Second Bone Spring completions, one Upper Avalon completion and one Lower Avalon completion, were turned to sales late in the first quarter of 2020 and were all two-mile laterals. The 24-hour initial potential (“IP”) test results from all six Rodney Robinson wells totaled 19,236 BOE per day (79% oil). Notably, these IP test results included, at the time, the best IP test results we had achieved for wells completed and turned to sales in the Avalon, Second Bone Spring and Wolfcamp A-XY formations throughout the Delaware Basin. These six Rodney Robinson wells have produced in aggregate approximately 2.7 million BOE in approximately 10 months of production. We drilled four additional Rodney Robinson wells in the fall of 2020, and these four wells are expected to be completed and turned to sales late in the first quarter of 2021.
Rustler Breaks Asset Area - Eddy County, New Mexico
In the Rustler Breaks asset area, we completed and turned to sales 13 gross (7.8 net) operated wells and 21 gross (1.9 net) non-operated wells during 2020.
During the second quarter of 2020, we achieved the second of the five operational milestones we set for Matador in 2020 when we completed and turned to sales five wells on our Ray State leasehold in the eastern portion of the Rustler Breaks asset area in late May and early June. These five wells, which were all-two mile laterals, included two Wolfcamp A-XY completions, one Wolfcamp A-Lower completion and two Wolfcamp B-Blair completions. The 24-hour IP aggregate test results for the five Ray State wells were 12,507 BOE per day (61% oil). These five Ray State wells have produced in aggregate approximately 1.6 million BOE in just over seven months of production.
During the fourth quarter of 2020, we completed and turned to sales three wells on our Ace Stern Vegas leasehold in northeast Rustler Breaks, including two Wolfcamp A-XY completions and one Third Bone Spring completion. The 24-hour IP aggregate test results for these three wells, which were all two-mile laterals, were 7,415 BOE per day (74% oil). We believe these three wells demonstrate the prospectivity of the northeastern portion of our Rustler Breaks acreage.
Arrowhead, Ranger and Twin Lakes Asset Areas - Eddy and Lea Counties, New Mexico
During the third quarter of 2020, we achieved the third of the five operational milestones we set for Matador in 2020 when we completed and turned to sales five gross (4.3 net) operated wells, all of which were two-mile laterals, on the Leatherneck tract in the Greater Stebbins Area. These five Leatherneck wells have produced in aggregate approximately 1.0 million BOE in just over six months of production. We did not complete or turn to sales any other operated or non-operated wells in other portions of the Arrowhead asset area or in the Ranger or Twin Lakes asset areas during 2020.
We were pleased with the performance from the five Leatherneck wells, which included two Third Bone Spring completions, two Wolfcamp A-XY completions and one Wolfcamp B completion. The Wolfcamp B completion was particularly noteworthy, being our first test of the Wolfcamp B formation this far north in the Delaware Basin. This Wolfcamp B completion tested 2,101 BOE per day (71% oil) during its 24-hour IP test. We believe these results provide evidence of Wolfcamp B prospectivity moving north in the Delaware Basin.
Stateline Asset Area - Eddy County, New Mexico
We operated two drilling rigs in our Stateline asset area for the majority of 2020 and expect to do so again in 2021. In early September 2018, we acquired the Stateline asset area in southern Eddy County, New Mexico as part of the BLM Acquisition. The Stateline asset area includes approximately 2,800 gross and net leasehold acres prospective for multiple geologic targets. The federal leases provide an 87.5% NRI. The large majority of the Stateline asset area acreage is believed to be conducive to drilling longer laterals of up to two miles or more, utilizing central facilities and multi-well pad development. We plan to develop this acreage block drilling two-mile laterals on the eastern side of the leasehold and approximately 2.5-mile laterals on the western side of the leasehold. We began drilling operations in the Stateline asset area just before the end of 2019 and, at the end of the third quarter of 2020, we achieved the last two of the five operational milestones we set for Matador in 2020 when we completed and turned to sales our first 13 gross (13.0 net) wells on the Boros tract in the eastern portion of the Stateline asset area and connected these wells to the expanded Black River Processing Plant and associated pipeline and facilities discussed below.
The 13 Boros wells, all of which were two-mile laterals, tested six different intervals and included one Avalon completion, two Second Bone Spring completions, four Wolfcamp A-XY completions, four Wolfcamp A-Lower completions, one Wolfcamp B-Upper completion and one Wolfcamp B-Lower completion. In aggregate, these 13 Boros wells tested 45,225 BOE per day (56% oil), and the IP test results from the two Second Bone Spring completions were the top two IP test results that we had reported to date for wells completed and turned to sales in that formation throughout the Delaware Basin. Similarly, the IP test results for three of the Wolfcamp A-Lower completions were three of the top four IP test results that we had achieved to date for wells completed and turned to sales in the Wolfcamp A-Lower formation. In addition, most of these 24-hour IP test results were recorded at high flowing casing pressures of between 3,000 and 4,200 pounds per square inch (“psi”) in the Wolfcamp A-XY, Wolfcamp A-Lower and Wolfcamp B formations, further indicating the potential of these wells. These 13 Boros wells have produced in aggregate approximately 2.7 million BOE in just over four months of production, despite a number of these wells being produced on restricted chokes early in their production.
In addition, during 2020, we drilled 13 wells on the Voni tract on the western portion of the Stateline leasehold. These 13 Voni wells are expected to have completed lateral lengths of approximately 12,000 feet and should be completed in the first quarter of 2021 and turned to sales early in the second quarter of 2021.

Wolf and Jackson Trust Asset Areas - Loving County, Texas
In the Wolf and Jackson Trust asset areas, we completed and turned to sales 10 gross (9.1 net) operated wells during 2020. The Larson 04-TTT-B02 WF #136H (Larson #136H) well in the Wolf asset area was particularly significant, being our first test of the Third Bone Spring Carbonate formation in the Delaware Basin. The Larson #136H well tested 1,668 BOE per day (68% oil) from a completed lateral length of 7,443 feet. We believe this test result indicates the prospectivity of the Third Bone Spring Carbonate, not only in the Wolf asset area, but also in our other asset areas throughout the Delaware Basin.
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
At December 31, 2020, our properties included approximately 29,300 gross (26,300 net) acres in the Eagle Ford shale play in South Texas. We believe that approximately 87% of our Eagle Ford acreage is prospective predominantly for oil or liquids-rich natural gas with condensate, with the remainder being prospective for less liquids-rich natural gas. Approximately 99% of our Eagle Ford acreage was held by production at December 31, 2020.
We did not conduct any operated or non-operated drilling and completion activities on our leasehold properties in South Texas during the year ended December 31, 2020. In fact, as of December 31, 2020, we had not completed any wells in the Eagle Ford shale in over 18 months. As a result, our average daily oil equivalent production from the Eagle Ford shale decreased 40% to 2,412 BOE per day, including 1,840 Bbl of oil per day and 3.4 MMcf of natural gas per day, during 2020, as compared to 4,009 BOE per day, including 3,113 Bbl of oil per day and 5.4 MMcf of natural gas per day, during 2019. For the year ended December 31, 2020, 3% of our total daily oil equivalent production was attributable to the Eagle Ford shale, as compared to 6% for the year ended December 31, 2019.
At December 31, 2020, approximately 2% of our estimated total proved oil and natural gas reserves, or 4.9 million BOE, was attributable to the Eagle Ford shale, including approximately 3.6 million Bbl of oil and 7.8 Bcf of natural gas. Our Eagle Ford total proved reserves comprised approximately 2% of our proved oil reserves and 1% of our proved natural gas reserves at December 31, 2020, as compared to approximately 6% of our proved oil reserves and 3% of our proved natural gas reserves at December 31, 2019.
At December 31, 2020, we had identified 229 gross (182 net) engineered locations for potential future drilling on our Eagle Ford acreage. Each drilling location represents a horizontal lateral, and individual locations have estimated lateral lengths ranging from one mile to almost two miles. These locations have been identified on a property-by-property basis and take into account criteria such as anticipated geologic conditions and reservoir properties, estimated rates of return, estimated recoveries from our producing Eagle Ford wells and other nearby wells based on available public data, drilling densities anticipated on our properties and observed on properties of other operators, estimated drilling and completion costs, spacing and other rules established by regulatory authorities and surface considerations, among other factors.
These engineered drilling locations include only a single interval in the lower portion of the Eagle Ford shale. We believe portions of our Eagle Ford acreage may be prospective for an additional target in the lower portion of the Eagle Ford shale and for other intervals in the upper portion of the Eagle Ford shale, from which we would expect to produce predominantly oil and liquids. In addition, we believe portions of our South Texas acreage may also be prospective for the Austin Chalk, Buda and other formations, from which we would expect to produce predominantly oil and liquids. At December 31, 2020, we had not included any future drilling locations in the upper portion of the Eagle Ford shale, in any additional intervals of the lower portion of the Eagle Ford shale or in the Austin Chalk or Buda formations, even though activity from other operators in these formations around our South Texas acreage position has demonstrated the prospectivity of these intervals.
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

We did not conduct any operated drilling and completion activities on our leasehold properties in Northwest Louisiana during 2020, although we did participate in the drilling and completion of four gross (less than 0.1 net) non-operated Haynesville shale wells that were turned to sales in 2020. In the first quarter of 2020, we leased 2,800 net acres of our minerals in the southern portion of our Pine Island asset area to a third party and retained royalty interests ranging from 18% to 20%. This lessee drilled four wells in the second half of 2020. We do not plan to drill any operated Haynesville shale or Cotton Valley wells in 2021.
At December 31, 2020, we held approximately 19,100 gross (17,700 net) acres in Northwest Louisiana, including 16,700 gross (9,100 net) acres in the Haynesville shale play and 16,100 gross (14,900 net) acres in the Cotton Valley play. We operate substantially all of our Cotton Valley and shallower production on our leasehold interests in Northwest Louisiana, as well as all of our Haynesville production on the acreage outside of what we believe to be the core area of the Haynesville shale play. We operate approximately 8% of the 11,600 gross (4,800 net) acres that we consider to be in the core area of the Haynesville shale play.
For the year ended December 31, 2020, approximately 7% of our average daily oil equivalent production, or 5,241 BOE per day, including eight Bbl of oil per day and 31.4 MMcf of natural gas per day, was attributable to our leasehold interests in Northwest Louisiana, while for the year ended December 31, 2019, approximately 10% of our average daily oil equivalent production, or 6,595 BOE per day, including 15 Bbl of oil per day and 39.5 MMcf of natural gas per day, was attributable to our properties in Northwest Louisiana. For the year ended December 31, 2020, approximately 17% of our daily natural gas production, or 31.4 MMcf of natural gas per day, was attributable to our leasehold interests in Northwest Louisiana, while for the year ended December 31, 2019, approximately 24% of our daily natural gas production, or 39.5 MMcf of natural gas per day, was attributable to these properties. At December 31, 2020, just over 1% of our estimated total proved reserves, or 3.5 million BOE, was attributable to our properties in Northwest Louisiana.
At December 31, 2020, we had identified 163 gross (16 net) engineered locations for potential future drilling in the Haynesville shale play and 154 gross (35 net) engineered locations for potential future drilling in the Cotton Valley formation. Each drilling location represents a horizontal lateral, and individual locations have estimated lateral lengths ranging from one mile to two miles, with most being two miles. These locations have been identified on a property-by-property basis and take into account criteria such as anticipated geologic conditions and reservoir properties, estimated rates of return, estimated recoveries from our producing Haynesville and Cotton Valley wells and other nearby wells based on available public data, drilling densities observed on properties of other operators, including on some of our non-operated properties, estimated drilling and completion costs, spacing and other rules established by regulatory authorities and surface conditions, among other factors.
Midstream Segment
Our midstream segment conducts midstream operations in support of our exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties.
Southeast New Mexico and West Texas — Delaware Basin
On February 17, 2017, we announced the formation of San Mateo I, a strategic joint venture with Five Point. The midstream assets that were contributed to San Mateo I included (i) the Black River Processing Plant (before its expansions); (ii) one salt water disposal well and a related commercial salt water disposal facility in the Rustler Breaks asset area; (iii) three salt water disposal wells and related commercial salt water disposal facilities in the Wolf asset area and (iv) substantially all related oil, natural gas and produced water gathering systems and pipelines in both the Rustler Breaks and Wolf asset areas (collectively, the “Delaware Midstream Assets”). We received $171.5 million in connection with the formation of San Mateo I and had the potential to earn up to $73.5 million in performance incentives over a five-year period, which in October 2020 was extended by an additional year. At February 23, 2021, we had earned $58.8 million of the potential $73.5 million in performance incentives. Through February 23, 2021, Five Point had paid $14.7 million in performance incentives in each of the first quarters of 2018, 2019 and 2020, and we expect Five Point to pay us an additional $14.7 million in performance incentives in the first quarter of 2021. We may earn up to the remaining $14.7 million in San Mateo I performance incentives over the next two years. In connection with the formation of San Mateo I, we dedicated to San Mateo I current and certain future leasehold interests in the Rustler Breaks and Wolf asset areas pursuant to 15-year, fixed fee oil, natural gas and produced water gathering and produced water disposal agreements. In addition, we dedicated current and certain future leasehold interests in the Rustler Breaks asset area to San Mateo I pursuant to a 15-year, fixed fee natural gas processing agreement.
On February 25, 2019, we announced the formation of San Mateo II, a strategic joint venture with Five Point designed to expand our midstream operations in the Delaware Basin, specifically in Eddy County, New Mexico. In addition, Five Point committed to pay $125.0 million of the first $150.0 million of capital expenditures incurred by San Mateo II to develop facilities in the Greater Stebbins Area and the Stateline asset area. The $150.0 million threshold for capital expenditures was reached during 2020 and additional capital expenditures are the responsibility of the Company and Five Point based on each company’s proportionate interest in San Mateo. In addition, we have the ability to earn up to $150.0 million in deferred performance incentives over the next several years, plus additional performance incentives for securing volumes from third-party customers. During the fourth quarter of 2020, we met the threshold requirements to begin earning the additional $150.0 million in performance incentives from Five Point. At February 23, 2021, we had received $0.7 million of the potential $150.0 million in performance incentives. In connection with the formation of San Mateo II, we dedicated to San Mateo II acreage in the Greater Stebbins Area and the Stateline asset area pursuant to 15-year, fixed-fee oil, natural gas and produced water gathering, natural gas processing and produced water disposal agreements.
Effective October 1, 2020, San Mateo II merged with and into San Mateo I. The Company and Five Point own 51% and 49% of San Mateo, respectively. San Mateo provides firm service to us, while also being a midstream service provider to other customers in and around our Stateline, Wolf and Rustler Breaks asset areas and the Greater Stebbins Area. We retain operational control of San Mateo and continue to operate the Delaware Midstream Assets, the expanded Black River Processing Plant and facilities that have been developed in the Greater Stebbins Area and the Stateline asset area.
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
During the third quarter of 2020, San Mateo completed the construction and successful start-up of the expansion of the Black River Processing Plant to add an incremental designed inlet capacity of 200 MMcf of natural gas per day to the existing designed inlet capacity of 260 MMcf of natural gas per day, bringing the total designed inlet capacity to 460 MMcf of natural gas per day. The expanded Black River Processing Plant supports our exploration and development activities in the Delaware Basin and, at December 31, 2020, was gathering and processing natural gas from the Stateline asset area and from the Greater Stebbins Area. The Black River Processing Plant also processes natural gas from our Rustler Breaks asset area and provides natural gas processing services for other San Mateo customers in the area.
In September 2020, San Mateo completed and placed in service approximately 43 miles of large diameter natural gas gathering pipelines between the Black River Processing Plant and the Stateline asset area (approximately 24 miles) and the Greater Stebbins Area (approximately 19 miles). At December 31, 2020, San Mateo was gathering or transporting all our operated natural gas production via pipeline in the Stateline asset area, the Greater Stebbins Area, the Rustler Breaks asset area and the Wolf asset area.
In addition, in early 2018, San Mateo completed a natural gas liquids (“NGL”) pipeline connection at the Black River Processing Plant to the NGL pipeline owned by EPIC Y-Grade Pipeline LP. This NGL connection provides several significant benefits to us and other San Mateo customers compared to transporting the NGLs by truck. San Mateo’s customers receive (i) firm NGL takeaway out of the Delaware Basin, (ii) increased NGL recoveries, (iii) improved pricing realizations through lower transportation and fractionation costs, (iv) increased optionality through San Mateo’s ability to operate the Black River Processing Plant in ethane recovery mode, if desired, and (v) a reliable alternative to pipe rather than to truck NGLs during severe weather events and otherwise.
In our Wolf asset area in Loving County, Texas, San Mateo gathers our natural gas production with the natural gas gathering system we retained following the sale of our wholly-owned subsidiary that owned certain natural gas gathering and processing assets in the Wolf asset area, including a cryogenic natural gas processing plant (the “Wolf Processing Plant”) and approximately six miles of high-pressure gathering pipeline.
At December 31, 2020, San Mateo’s natural gas gathering systems included natural gas gathering pipelines and related compression and treating systems. During the year ended December 31, 2020, San Mateo gathered approximately 73.9 Bcf of natural gas, a decrease of 4%, as compared to 77.2 Bcf of natural gas gathered during the year ended December 31, 2019. In addition, during the year ended December 31, 2020, San Mateo processed approximately 60.8 Bcf of natural gas at the Black River Processing Plant, a decrease of 6%, as compared to 64.7 Bcf of natural gas processed during the year ended December 31, 2019. San Mateo’s natural gas gathering and processing volumes declined slightly in 2020 as compared to 2019 due to reduced volumes from a significant third-party customer, but San Mateo’s sequential natural gas gathering and processing volumes increased significantly in the fourth quarter of 2020, as compared to the third quarter of 2020, as we realized the first full quarter of production from the Boros wells in the Stateline asset area and the Leatherneck wells in the Greater Stebbins Area.
Crude Oil Gathering and Transportation Assets
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
In 2020, San Mateo completed and placed into service (i) a crude oil gathering and transportation system in the Greater Stebbins Area, which was connected to the existing interconnect in the Rustler Breaks asset area via approximately 19 miles of various diameter crude oil pipelines and (ii) a crude oil gathering system in the Stateline asset area. With these oil gathering and transportation systems (collectively with the crude oil gathering and transportation system in the Rustler Breaks asset area and the crude oil gathering system in the Wolf asset area, the “San Mateo Oil Pipeline Systems”) in service, at December 31, 2020, we estimated we had on pipe almost all of our oil production from the Stateline, Wolf and Rustler Breaks asset areas and the Greater Stebbins Area.
At December 31, 2020, the San Mateo Oil Pipeline Systems included crude oil gathering and transportation pipelines from points of origin in Loving County, Texas and Eddy County, New Mexico to interconnects with Plains and two trucking facilities. During the year ended December 31, 2020, the San Mateo Oil Pipeline Systems had throughput of approximately 11.6 million Bbl of oil, an increase of 32%, as compared to throughput of approximately 8.9 million Bbl of oil during the year ended December 31, 2019.
Produced Water Gathering and Disposal Assets
During 2020, San Mateo placed into service one commercial salt water disposal well in the Rustler Breaks asset area, bringing San Mateo’s commercial salt water disposal well count in the Rustler Breaks asset area to eight. In addition to its eight commercial salt water disposal wells and associated facilities in the Rustler Breaks asset area, at February 23, 2021, San Mateo had three commercial salt water disposal wells and associated facilities in the Wolf asset area, two commercial salt water disposal wells and associated facilities in the Greater Stebbins Area and produced water gathering systems in the Stateline, Rustler Breaks and Wolf asset areas and the Greater Stebbins Area. At February 23, 2021, San Mateo had designed disposal capacity of approximately 335,000 Bbl of produced water per day.
During the year ended December 31, 2020, San Mateo handled approximately 84.8 million Bbl of produced water, an increase of 15%, as compared to approximately 73.9 million Bbl of produced water handled during the year ended December 31, 2019.
South Texas / Northwest Louisiana
In South Texas, we own a natural gas gathering system that gathers natural gas production from certain of our operated Eagle Ford leases. In Northwest Louisiana, we have midstream assets that gather natural gas from most of our operated leases and from third parties. Our midstream assets in South Texas and Northwest Louisiana are not part of San Mateo.
Operating Summary
The following table sets forth certain unaudited production and operating data for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
Unaudited Production Data:
Net Production Volumes:
Oil (MBbl)	15,931	13,984	11,141
Natural gas (Bcf)	69.5	61.1	47.3
Total oil equivalent (MBOE)(1)	27,514	24,164	19,026
Average daily production (BOE/d)(1)	75,175	66,203	52,128
Average Sales Prices:
Oil, without realized derivatives (per Bbl)	$37.38	$54.34	$57.04
Oil, with realized derivatives (per Bbl)	$39.83	$54.98	$57.38
Natural gas, without realized derivatives (per Mcf)	$2.14	$2.17	$3.49
Natural gas, with realized derivatives (per Mcf)	$2.14	$2.18	$3.46
Operating Expenses (per BOE):
Production taxes, transportation and processing	$3.39	$3.82	$4.00
Lease operating	$3.81	$4.85	$4.89
Plant and other midstream services operating	$1.51	$1.52	$1.29
Depletion, depreciation and amortization	$13.15	$14.51	$13.94
General and administrative	$2.27	$3.31	$3.64
__________________
(1)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

The following table sets forth information regarding our production volumes, sales prices and production costs for the year ended December 31, 2020 from our operating areas, which we consider to be distinct fields for purposes of accounting for production.

	Southeast New Mexico/West Texas	South Texas	Northwest Louisiana

	Delaware Basin	Eagle Ford(1)	Haynesville	Cotton Valley(2)	Total
Annual Net Production Volumes
Oil (MBbl)	15,254	674	—	3	15,931
Natural gas (Bcf)	56.8	1.2	11.0	0.5	69.5
Total oil equivalent (MBOE)(3)	24,713	883	1,835	83	27,514
Percentage of total annual net production	89.8%	3.2%	6.7%	0.3%	100.0%
Average Net Daily Production Volumes
Oil (Bbl/d)	41,678	1,840	—	8	43,526
Natural gas (MMcf/d)	155.1	3.4	30.1	1.3	189.9
Total oil equivalent (BOE/d)	67,522	2,412	5,015	226	75,175
Average Sales Prices(4)
Oil (per Bbl)	$37.38	$37.42	$28.77	$38.31	$37.38
Natural gas (per Mcf)	$2.23	$2.82	$1.66	$1.69	$2.14
Total oil equivalent (per BOE)	$28.19	$32.56	$9.94	$11.09	$27.06
Production Costs(5)
Lease operating, transportation and processing (per BOE)	$4.52	$20.52	$4.71	$19.39	$5.09
__________________
(1)Includes one well producing oil from the Austin Chalk formation in La Salle County, Texas and two wells producing small quantities of natural gas from the San Miguel formation in Zavala County, Texas.
(2)Includes the Cotton Valley formation and shallower zones and also includes one well producing from the Frio formation in Orange County, Texas.
(3)Production volumes reported in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
(4)Excludes impact of derivative settlements.
(5)Excludes plant and other midstream services operating expenses, ad valorem taxes and oil and natural gas production taxes.

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
_________________
(1)Includes one well producing oil from the Austin Chalk formation in La Salle County, Texas and two wells producing small quantities of natural gas from the San Miguel formation in Zavala County, Texas.
(2)Includes the Cotton Valley formation and shallower zones and also includes one well producing from the Frio formation in Orange County, Texas.
(3)Production volumes reported in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
(4)Excludes impact of derivative settlements.
(5)Excludes plant and other midstream services operating expenses, ad valorem taxes and oil and natural gas production taxes.

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
_________________
(1)Includes one well producing small volumes of oil from the Austin Chalk formation and two wells producing small quantities of natural gas from the San Miguel formation in Zavala County, Texas.
(2)Includes the Cotton Valley formation and shallower zones and also includes one well producing from the Frio formation in Orange County, Texas.
(3)Production volumes reported in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
(4)Excludes impact of derivative settlements.
(5)Excludes plant and other midstream services operating expenses, ad valorem taxes and oil and natural gas production taxes.
Our total oil equivalent production of approximately 27.5 million BOE for the year ended December 31, 2020 increased 14% from our total oil equivalent production of approximately 24.2 million BOE for the year ended December 31, 2019. This increased production was primarily due to our delineation and development operations in the Delaware Basin throughout 2020, which offset declining production in the Eagle Ford and Haynesville shales. Our average daily oil equivalent production for the year ended December 31, 2020 was 75,175 BOE per day, as compared to 66,203 BOE per day for the year ended December 31, 2019. Our average daily oil production for the year ended December 31, 2020 was 43,526 Bbl of oil per day, an increase of 14% from 38,312 Bbl of oil per day for the year ended December 31, 2019. Our average daily natural gas production for the year ended December 31, 2020 was 189.9 MMcf of natural gas per day, an increase of 13% from 167.4 MMcf of natural gas per day for the year ended December 31, 2019.
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

Producing Wells
The following table sets forth information relating to producing wells at December 31, 2020. Wells are classified as oil wells or natural gas wells according to their predominant production stream. We had an approximate average working interest of 79% in all wells that we operated at December 31, 2020. For wells where we are not the operator, our working interests range from less than 1% to approximately 52% and average approximately 10%. In the table below, gross wells are the total number of producing wells in which we own a working interest, and net wells represent the total of our fractional working interests owned in the gross wells.

	Oil Wells		Natural Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Southeast New Mexico/West Texas:
Delaware Basin(1)	673	322.1	158	76.4	831	398.5
South Texas:
Eagle Ford(2)	122	101.0	4	4.0	126	105.0
Northwest Louisiana:
Haynesville	—	—	237	18.8	237	18.8
Cotton Valley(3)	1	1.0	63	38.7	64	39.7
Area Total	1	1.0	300	57.5	301	58.5
Total	796	424.1	462	137.9	1,258	562.0
__________________
(1)Includes 219 gross (62.6 net) vertical wells that were acquired in multiple transactions.
(2)Includes one well producing oil from the Austin Chalk formation in La Salle County, Texas and two wells producing small quantities of natural gas from the San Miguel formation in Zavala County, Texas.
(3)Includes the Cotton Valley formation and shallower zones and also includes one well producing from the Frio formation in Orange County, Texas.
Estimated Proved Reserves
The following table sets forth our estimated proved oil and natural gas reserves at December 31, 2020, 2019 and 2018. Our production and proved reserves are reported in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Where we produce liquids-rich natural gas, such as in the Delaware Basin and the Eagle Ford shale, the economic value of the NGLs associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the NGLs are extracted and sold. The reserves estimates were based on evaluations prepared by our engineering staff and have been audited for their reasonableness by Netherland, Sewell & Associates, Inc., independent reservoir engineers. These reserves estimates were prepared in accordance with SEC rules for oil and natural gas reserves reporting. The estimated reserves shown are for proved reserves only and do not include any unproved reserves classified as probable or possible reserves that might exist for our properties, nor do they include any consideration that could be attributable to interests in unproved and unevaluated acreage beyond those tracts for which proved reserves have been estimated. Proved oil and natural gas reserves are the estimated quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

	At December 31,(1)
	2020	2019	2018
Estimated Proved Reserves Data:(2)
Estimated proved reserves:
Oil (MBbl)	159,949	147,991	123,401
Natural Gas (Bcf)	662.3	627.2	551.5
Total (MBOE)(3)	270,332	252,531	215,313
Estimated proved developed reserves:
Oil (MBbl)	69,647	59,667	53,223
Natural Gas (Bcf)	323.2	276.3	246.2
Total (MBOE)(3)	123,507	105,710	94,261
Percent developed	45.7%	41.9%	43.8%
Estimated proved undeveloped reserves:
Oil (MBbl)	90,301	88,324	70,178
Natural gas (Bcf)	339.1	351.0	305.2
Total (MBOE)(3)	146,825	146,821	121,052
Standardized Measure(4) (in millions)	$1,584.4	$2,034.0	$2,250.6
PV-10(5) (in millions)	$1,658.0	$2,248.2	$2,579.3
__________________
(1)Numbers in table may not total due to rounding.
(2)Our estimated proved reserves, Standardized Measure and PV-10 were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic averages of the first-day-of-the-month prices for the 12 months ended December 31, 2020 were $36.04 per Bbl for oil and $1.99 per MMBtu for natural gas, for the 12 months ended December 31, 2019 were $52.19 per Bbl for oil and $2.58 per MMBtu for natural gas and for the 12 months ended December 31, 2018 were $62.04 per Bbl for oil and $3.10 per MMBtu for natural gas. These prices were adjusted by property for quality, energy content, regional price differentials, transportation fees, marketing deductions and other factors affecting the price received at the wellhead. We report our proved reserves in two streams, oil and natural gas, and the economic value of the NGLs associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the NGLs are extracted and sold.
(3)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
(4)Standardized Measure represents the present value of estimated future net cash flows from proved reserves, less estimated future development, production, plugging and abandonment and income tax expenses, discounted at 10% per annum to reflect the timing of future cash flows. Standardized Measure is not an estimate of the fair market value of our properties.
(5)PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. PV-10 is not an estimate of the fair market value of our properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies and of the potential return on investment related to the companies’ properties without regard to the specific tax characteristics of such entities. Our PV-10 at December 31, 2020, 2019 and 2018 may be reconciled to our Standardized Measure of discounted future net cash flows at such dates by adding the discounted future income taxes associated with such reserves to the Standardized Measure. The discounted future income taxes at December 31, 2020, 2019 and 2018 were, in millions, $73.6, $214.2 and $328.7, respectively.
Our estimated total proved oil and natural gas reserves increased 7% from 252.5 million BOE at December 31, 2019 to 270.3 million BOE at December 31, 2020. This increase in proved oil and natural gas reserves was primarily a result of our delineation and development operations in the Delaware Basin during 2020. This increase in total proved reserves was achieved despite (i) the reduction in our operated rig count from six to three during 2020 and (ii) the 31% reduction in oil price and the 23% reduction in natural gas price used to estimate total proved reserves at December 31, 2020, as compared to December 31, 2019. We added 35.3 million BOE in proved oil and natural gas reserves through extensions and discoveries throughout 2020, approximately 1.3 times our 2020 annual production of 27.5 million BOE. We also realized approximately 9.8 million BOE in net upward revisions to our proved reserves during 2020, primarily as a result of upward revisions resulting from better-than-projected well performance from certain wells, as compared to December 31, 2019, which more than offset the downward revisions resulting from the significantly lower commodity prices used to estimate proved reserves at December 31, 2020. Our proved oil reserves grew 8% from approximately 148.0 million Bbl at December 31, 2019 to approximately 159.9 million Bbl at December 31, 2020. Our proved natural gas reserves increased 6% from 627.2 Bcf at December 31, 2019 to 662.3 Bcf at December 31, 2020. Our proved reserves to production ratio at December 31, 2020 was 9.8, a decrease of 7% from 10.5 at December 31, 2019.
Over the past two years, our estimated total proved oil and natural gas reserves increased 26% from 215.3 million BOE at December 31, 2018 to 270.3 million Bbl at December 31, 2020. Our proved oil reserves grew 30% from 123.4 million Bbl at December 31, 2018 to 159.9 million Bbl at December 31, 2020. Our proved developed oil reserves increased 31% from 53.2 million Bbl at December 31, 2018 to 69.6 million Bbl at December 31, 2020.

The Standardized Measure of our total proved oil and natural gas reserves decreased 22% from $2.03 billion at December 31, 2019 to $1.58 billion at December 31, 2020. The PV-10 of our total proved oil and natural gas reserves decreased 26% from $2.25 billion at December 31, 2019 to $1.66 billion at December 31, 2020. The decreases in our Standardized Measure and PV-10 are primarily a result of the significantly lower weighted average oil and natural gas prices used to estimate proved reserves at December 31, 2020, as compared to December 31, 2019. The unweighted arithmetic averages of first-day-of-the-month oil and natural gas prices used to estimate proved reserves at December 31, 2020 were $36.04 per Bbl and $1.99 per MMBtu, a decrease of 31% and 23%, respectively, as compared to average oil and natural gas prices of $52.19 per Bbl and $2.58 per MMBtu used to estimate proved reserves at December 31, 2019. Our total proved reserves were made up of 59% oil and 41% natural gas at both December 31, 2020 and December 31, 2019. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see the preceding table.
Our proved developed oil and natural gas reserves increased 17% from 105.7 million BOE at December 31, 2019 to 123.5 million BOE at December 31, 2020 due primarily to our delineation and development operations in the Delaware Basin. Our proved developed oil reserves increased 17% from 59.7 million Bbl at December 31, 2019 to 69.6 million Bbl at December 31, 2020. Our proved developed natural gas reserves increased 17% from 276.3 Bcf at December 31, 2019 to 323.2 Bcf at December 31, 2020.
The following table summarizes changes in our estimated proved developed reserves at December 31, 2020.

Proved Developed Reserves

(MBOE)(1)
As of December 31, 2019	105,710
Extensions and discoveries	15,217
Net acquisitions of minerals-in-place	190
Revisions of prior estimates	960
Production	(27,514)
Conversion of proved undeveloped to proved developed	28,944
As of December 31, 2020	123,507
__________________
(1)    Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
Our proved undeveloped oil and natural gas reserves were 146.8 million BOE at both December 31, 2019 and December 31, 2020, as the net additions to our proved undeveloped reserves of 28.9 million BOE offset the 28.9 million BOE we converted from proved undeveloped to proved developed reserves during 2020. Our proved undeveloped oil reserves increased 2% from 88.3 million Bbl at December 31, 2019 to 90.3 million Bbl at December 31, 2020. Our proved undeveloped natural gas reserves decreased 3% from 351.0 Bcf at December 31, 2019 to 339.1 Bcf at December 31, 2020. These changes in proved undeveloped oil and natural gas reserves were primarily the result of net increases in proved undeveloped reserves in the Delaware Basin resulting from our delineation and development operations there, which were offset by the conversion of proved undeveloped reserves to proved developed reserves and the removal of certain proved undeveloped reserves from total proved reserves at December 31, 2020, primarily as a result of the significantly lower weighted average oil and natural gas prices used to estimate proved reserves at December 31, 2020, as compared to December 31, 2019.
At December 31, 2020, we had no proved undeveloped reserves in our estimates that remained undeveloped for five years or more following their initial booking, and we currently have plans to use anticipated capital resources to develop the proved undeveloped reserves remaining as of December 31, 2020 within five years of booking these reserves.

The following table summarizes changes in our estimated proved undeveloped reserves at December 31, 2020.

Proved Undeveloped Reserves

(MBOE)(1)
As of December 31, 2019	146,821
Extensions and discoveries	20,080
Revisions of prior estimates	8,868
Conversion of proved undeveloped to proved developed	(28,944)
As of December 31, 2020	146,825
__________________
(1)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
The following table sets forth, since 2017, proved undeveloped reserves converted to proved developed reserves during each year and the investments associated with these conversions (dollars in thousands).

				Investment in Conversion of Proved Undeveloped Reserves to Proved Developed Reserves
	Proved Undeveloped Reserves Converted to Proved Developed Reserves

	Oil	Natural Gas	Total
	(MBbl)	(Bcf)	(MBOE)(1)
2017	9,300	45.0	16,808	$211,860
2018	16,009	61.7	26,283	356,830
2019	13,832	58.8	23,629	318,609
2020	16,256	76.1	28,944	257,590
Total	55,397	241.6	95,664	$1,144,889
__________________
(1)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
The following table sets forth additional summary information by operating area with respect to our estimated net proved reserves at December 31, 2020.

	Net Proved Reserves(1)
	Oil	Natural Gas	Oil Equivalent	Standardized Measure(2)	PV-10(3)
	(MBbl)	(Bcf)	(MBOE)(4)	(in millions)	(in millions)
Southeast New Mexico/West Texas:
Delaware Basin	156,309	633.5	261,888	$1,538.2	$1,609.7
South Texas:
Eagle Ford(5)	3,610	7.8	4,909	37.4	39.1
Northwest Louisiana
Haynesville	—	20.9	3,486	8.6	9.0
Cotton Valley(6)	30	0.1	49	0.2	0.2
Area Total	30	21.0	3,535	8.8	9.2
Total	159,949	662.3	270,332	$1,584.4	$1,658.0
__________________
(1)Numbers in table may not total due to rounding.
(2)Standardized Measure represents the present value of estimated future net cash flows from proved reserves, less estimated future development, production, plugging and abandonment costs and income tax expenses, discounted at 10% per annum to reflect the timing of future cash flows. Standardized Measure is not an estimate of the fair market value of our properties.
(3)PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. PV-10 is not an estimate of the fair market value of our properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies and of the potential return on investment related to the companies’ properties without regard to the specific tax characteristics of such entities. Our PV-10 at December 31, 2020 may be reconciled to our Standardized Measure of discounted future net cash flows at such date by adding the discounted future income taxes associated with such reserves to the Standardized Measure. The discounted future income taxes at December 31, 2020 were approximately $73.6 million.
(4)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

(5)Includes one well producing oil from the Austin Chalk formation in La Salle County, Texas and two wells producing small quantities of natural gas from the San Miguel formation in Zavala County, Texas.
(6)Includes the Cotton Valley formation and shallower zones and also includes one well producing from the Frio formation in Orange County, Texas.
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
Internal Control Over Reserves Estimation Process
We maintain an internal staff of petroleum engineers and geoscience professionals to ensure the integrity, accuracy and timeliness of the data used in our reserves estimation process. For 2020, our Executive Vice President of Reservoir Engineering and Chief Technology Officer was primarily responsible for overseeing the preparation of our reserves estimates. He received his Bachelor and Master of Science degrees in Petroleum Engineering from Texas A&M University, is a Licensed Professional Engineer in the State of Texas and has over 43 years of industry experience. Following the preparation of our reserves estimates, these estimates are audited for their reasonableness by Netherland, Sewell & Associates, Inc., independent reservoir engineers. The Operations and Engineering Committee of our Board of Directors reviews the reserves report and our reserves estimation process, and the results of the reserves report and the independent audit of our reserves are reviewed by other members of our Board of Directors as well.
Acreage Summary
The following table sets forth the approximate acreage in which we held a leasehold, mineral or other interest at December 31, 2020.

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Southeast New Mexico/West Texas:
Delaware Basin	165,800	83,300	64,800	41,400	230,600	124,700
South Texas:
Eagle Ford	28,900	26,100	400	200	29,300	26,300
Northwest Louisiana:
Haynesville	16,700	9,100	—	—	16,700	9,100
Cotton Valley	16,100	14,900	—	—	16,100	14,900
Area Total(1)	19,100	17,700	—	—	19,100	17,700
Total	213,800	127,100	65,200	41,600	279,000	168,700
__________________
(1)Some of the same leases cover the gross and net acreage shown for both the Haynesville formation and the shallower Cotton Valley formation. Therefore, the sum of the gross and net acreage for both formations is not equal to the total gross and net acreage for Northwest Louisiana.

Undeveloped Acreage Expiration
The following table sets forth the approximate number of gross and net undeveloped acres at December 31, 2020 that will expire over the next five years by operating area unless production is established within the spacing units covering the acreage prior to the expiration dates, the existing leases are renewed prior to expiration or continued operations maintain the leases beyond the expiration of each respective primary term. Undeveloped acreage expiring in 2026 and beyond totals 6,800 net acres, all of which is in the Delaware Basin. All of our leasehold in the Haynesville and Cotton Valley plays in Northwest Louisiana was held by existing production at December 31, 2020.

	Acres		Acres		Acres		Acres		Acres
	Expiring 2021		Expiring 2022		Expiring 2023		Expiring 2024		Expiring 2025
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Southeast New Mexico/West Texas:
Delaware Basin(1)	29,300	15,800	19,600	10,200	5,600	5,200	1,300	1,100	2,300	2,300
South Texas:
Eagle Ford	400	200	—	—	—	—	—	—	—	—
Total	29,700	16,000	19,600	10,200	5,600	5,200	1,300	1,100	2,300	2,300
__________________
(1)Approximately 47% of the acreage expiring in the Delaware Basin in the next five years is associated with our Twin Lakes asset area in northern Lea County, New Mexico. We expect to hold or extend portions of certain expiring acreage in the Delaware Basin through our 2021 drilling activities or by paying an additional lease bonus, where applicable.
Many of the leases comprising the acreage set forth in the table above will expire at the end of their respective primary terms unless operations are conducted to maintain the respective leases in effect beyond the expiration of the primary term or production from the acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production in commercial quantities in most cases. We also have options to extend some of our leases through additional lease bonus payments prior to the expiration of the primary term of the leases. In addition, we may attempt to secure a new lease upon the expiration of certain of our acreage; however, there may be third-party leases, or top leases, that become effective immediately if our leases expire at the end of their respective terms and production has not been established prior to such date or operations are not conducted to maintain the leases in effect beyond the primary term. As of December 31, 2020, our leases are primarily fee and state leases with primary terms of three to five years and federal leases with primary terms of 10 years. We believe that our lease terms are similar to our competitors’ lease terms as they relate to both primary term and royalty interests.
Drilling Results
The following table summarizes our drilling activity for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	89	44.5	147	62.0	118	54.7
Dry	—	—	—	—	—	—
Exploration Wells
Productive	4	3.3	25	13.3	35	20.8
Dry	—	—	—	—	—	—
Total Wells
Productive	93	47.8	172	75.3	153	75.5
Dry	—	—	—	—	—	—
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

Our natural gas is sold under both long-term and short-term natural gas purchase agreements. Natural gas produced by us is sold at various delivery points to both unaffiliated independent marketing companies and unaffiliated midstream companies. The prices we receive are calculated based on various pipeline indices. When there is an opportunity to do so, we may have our natural gas processed at San Mateo’s or third parties’ processing facilities to extract liquid hydrocarbons from the natural gas. We are then paid for the extracted liquids based on either a negotiated percentage of the proceeds that are generated from the sale of the liquids or other negotiated pricing arrangements using then-current market pricing less fixed rate processing, transportation and fractionation fees.
The prices we receive for our oil and natural gas production fluctuate widely. Factors that, directly or indirectly, cause price fluctuations include the level of demand for oil and natural gas, the actions of the Organization of Petroleum Exporting Countries, Russia and certain other oil-exporting countries (“OPEC+”), weather conditions, including hurricanes in the Gulf Coast region and severe cold weather in the Delaware Basin, oil and natural gas storage levels, transportation and refinery capacity constraints, domestic and foreign governmental regulations, price and availability of alternative fuels, political conditions in oil and natural gas producing regions, domestic or global health concerns such as COVID-19, the domestic and foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. Decreases in these commodity prices adversely affect the carrying value of our proved reserves and our revenues, profitability and cash flows. Short-term disruptions of our oil and natural gas production occur from time to time due to downstream pipeline system failure, capacity issues and scheduled maintenance, as well as maintenance and repairs involving our own well operations. These situations, if they occur, curtail our production capabilities and ability to maintain a steady source of revenue. See “Risk Factors—Risks Related to our Financial Condition—Our success is dependent on the prices of oil and natural gas. Low oil and natural gas prices and the continued volatility in these prices may adversely affect our financial condition and our ability to meet our capital expenditure requirements and financial obligations.”
The prices we receive for our oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the WTI oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. Increases in the differential between the benchmark price for oil and natural gas and the wellhead price we receive could adversely affect our business, financial condition, results of operations and cash flows. See “Risk Factors—Risks Related to our Financial Condition—An increase in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we receive for our production could adversely affect our business, financial condition, results of operations and cash flows.”
For the years ended December 31, 2020, 2019 and 2018, we had two, two and four significant purchasers that accounted for approximately 65%, 67% and 60%, respectively, of our total oil, natural gas and NGL revenues. If we lost one or more of these significant purchasers and were unable to sell our production to other purchasers on terms we consider acceptable, it could materially and adversely affect our business, financial condition, results of operations and cash flows. For further details regarding these purchasers, see Note 2 to the consolidated financial statements in this Annual Report. Such information is incorporated herein by reference.
Title to Properties
We endeavor to ensure that title to our properties is in accordance with standards generally accepted in the oil and natural gas industry. While we rely upon the judgment of oil and natural gas lease brokers and/or landmen in ascertaining title for certain leasehold and mineral interest acquisitions, we typically obtain detailed title opinions prior to drilling an oil and natural gas well. Some of our acreage is subject to agreements that require the drilling of wells or the undertaking of other exploratory or development activities in order to retain our interests in the acreage. Our title to these contractual interests may be contingent upon our satisfactory fulfillment of such obligations. Some of our properties are also subject to customary royalty interests, liens incident to financing arrangements, operating agreements, taxes and other similar burdens that we believe will not materially interfere with the use and operation of these properties or affect the value thereof. Generally, we intend to conduct operations, make lease rental payments or produce oil and natural gas from wells in paying quantities, where required, prior to expiration of various time periods in order to avoid lease termination. See “Risk Factors—Risks Related to our Financial Condition—We may incur losses or costs as a result of title deficiencies in the properties in which we invest.”
We believe that we have satisfactory title to all of our material assets. Although title to these properties is subject to customary encumbrances, such as customary interests generally retained in connection with the acquisition of real property, customary royalty interests and contract terms and restrictions, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the oil and natural gas industry, we believe that none of these liens, restrictions, easements, burdens or encumbrances will materially interfere with the use and operation of these properties in the conduct of our business. In addition, we believe that we have obtained sufficient right-of-way grants and permits from public authorities and private parties for us to operate our business. As discussed below in “—Regulation,” in January 2021, the Biden administration issued certain orders limiting the issuance of federal drilling permits and other necessary federal approvals. The impact of these federal actions remains unclear, and if the restrictions do not lapse, or other limitations or prohibitions become effective, our oil and natural gas operations on federal lands could be adversely impacted.
Seasonality
Generally, but not always, the demand and price levels for natural gas increase during winter and decrease during summer. To lessen seasonal demand fluctuations, pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and forward purchase some of their anticipated winter requirements during the summer. However, increased summertime demand for electricity can place increased demand on storage volumes. Demand for oil and heating oil is also generally higher in the winter and the summer driving season, although oil prices are affected more significantly by global supply and demand. Seasonal anomalies, such as mild winters, sometimes lessen these fluctuations. Certain of our drilling, completion and other operations are also subject to seasonal limitations where equipment may not be available during periods of peak demand or where weather conditions and events result in delayed operations. See “Risk Factors—Risks Related to our Operations—Because our reserves and production are concentrated in a few core areas, problems in production and markets relating to a particular area could have a material impact on our business.”

Competition
The oil and natural gas industry is highly competitive. We compete with major and independent oil and natural gas companies for exploration opportunities and acreage acquisitions as well as drilling rigs and other equipment and labor required to drill, complete, operate and develop our properties. We also compete with public and private midstream companies for natural gas gathering and processing opportunities, as well as produced water gathering and disposal and oil gathering and transportation activities in the areas in which we operate. In addition, competition in the midstream industry is based on the geographic location of facilities, business reputation, reliability and pricing arrangements for the services offered. San Mateo competes with other midstream companies that provide similar services in its areas of operations, and such companies may have legacy relationships with producers in those areas and may have a longer history of efficiency and reliability.
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
The oil and natural gas industry also competes with other energy-related industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. See “Risk Factors—Risks Related to Third Parties—Competition in the oil and natural gas industry is intense, making it more difficult for us to acquire properties, market oil and natural gas, provide midstream services and secure trained personnel, and our competitors may use superior technology and data resources that we may be unable to afford.”
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
Some of our oil and natural gas leases are issued by agencies of the federal government, as well as agencies of the states in which we operate. These leases contain various restrictions on access and development and other requirements that may impede our ability to conduct operations on the acreage represented by these leases. In January 2021, the Biden administration issued: (i) an order signed by the acting Secretary of the Interior dated January 20, 2021 providing for a 60-day pause limiting the authority of local offices of the BLM to issue new leases and grant federal drilling permits and certain extensions, sundries, rights-of-way and other necessary approvals for the development of federal oil and natural gas leases; and (ii) an executive order signed by President Biden instructing the Department of the Interior to pause new oil and natural gas leases on public lands pending completion of a comprehensive review and consideration of federal oil and natural gas permitting and leasing practices (together, the “Biden Administration Federal Lease Orders”). The impact of the federal actions remains unclear, and if the restrictions do not lapse, or other limitations or prohibitions become effective, our oil and natural gas operations on federal lands could be adversely impacted. See “Risk Factors—Risks Related to Laws and Regulations—Approximately 28% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands.”
Our sales of natural gas, as well as the revenues we receive from our sales, are affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of natural gas by pipelines are regulated by the Federal Energy Regulatory Commission (“FERC”) under the Natural Gas Act of 1938 (the “NGA”), as well as under Section 311 of the Natural Gas Policy Act of 1978 (the “NGPA”). Natural gas gathering facilities are exempt from the jurisdiction of FERC under section 1(b) of the NGA, and intrastate crude oil pipeline facilities are not subject to FERC’s jurisdiction under the Interstate Commerce Act (the “ICA”). State regulation of natural gas gathering facilities and intrastate crude oil pipeline facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements or complaint-based rate regulation. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. In December 2018, San Mateo placed into service its crude oil gathering and transportation system in the Rustler Breaks asset area in Eddy County, New Mexico (the “Rustler Breaks Oil Pipeline System”) following an open season to gauge shipper interest in committed crude oil interstate transportation service on the Rustler Breaks Oil Pipeline System earlier in 2018. The Rustler Breaks Oil Pipeline System was expanded to the Greater Stebbins Area following another open season in the third quarter of 2020. The Rustler Breaks Oil Pipeline System, including the expansion to the Greater Stebbins Area, is subject to FERC jurisdiction and includes approximately 66 miles of various diameter crude oil pipelines from origin points in Eddy County, New Mexico to an interconnect with Plains. We believe that the other crude oil pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as an intrastate facility not subject to FERC jurisdiction.
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
The Pipeline and Hazardous Materials Safety Administration (“PHMSA”) imposes pipeline safety requirements on regulated pipelines and gathering lines pursuant to its authority under the Natural Gas Pipeline Safety Act and the Hazardous Liquid Pipeline Safety Act, each as amended. The Rustler Breaks Oil Pipeline System is subject to PHMSA oversight. The Department of Transportation, through PHMSA, has established rules regarding integrity management programs for interstate oil pipelines, including the Rustler Breaks Oil Pipeline System. In recent years, pursuant to these laws and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, PHMSA has expanded its regulation of gathering lines, subjecting previously unregulated pipelines to requirements regarding damage prevention, corrosion control, public education programs, maximum allowable operating pressure limits and other requirements. Certain of our natural gas gathering lines are federally “regulated gathering lines” subject to PHMSA requirements. On April 8, 2016, PHMSA published a notice of proposed rulemaking that would amend existing integrity management requirements, expand assessment and repair requirements in areas with medium population densities and extend regulatory requirements to onshore natural gas gathering lines that are currently exempt. On January 13, 2017, PHMSA issued, but did not publish, a similar proposed rule for hazardous liquids (i.e., oil) pipelines and gathering lines. It is unclear when or if this rule will go into effect as, on January 20, 2017, the Trump administration requested that all regulations that had been sent to the Office of the Federal Register, but not yet published, be immediately withdrawn for further review. In addition, states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. See “Risk Factors—Risks Related to Laws and Regulations—We may incur significant costs and liabilities resulting from compliance with pipeline safety regulations.”
Additional expansion of pipeline safety requirements or our operations could subject us to more stringent or costly safety standards, which could result in increased operating costs or operational delays.
U.S. Federal and State Taxation
The federal, state and local governments in the areas in which we operate impose taxes on the oil and natural gas products we sell and, for many of our wells, sales and use taxes on significant portions of our drilling and operating costs. Many states have raised state taxes on energy sources or state taxes associated with the extraction of hydrocarbons, and additional increases may occur. In 2019, a bill was introduced in the New Mexico Senate to add a surtax on natural gas processors that would have started at $0.60 per MMBtu in 2020 and escalated to $3.00 per MMBtu by 2024. Although the bill did not pass, any such surtax would adversely affect the ability of San Mateo and other natural gas processors to operate in New Mexico and would adversely affect the prices we receive for our natural gas processed in New Mexico. In addition, from time to time there has been a significant amount of discussion by legislators and presidential administrations concerning a variety of energy tax proposals, including proposals that would eliminate allowing small U.S. oil and natural gas companies to deduct intangible drilling costs as incurred and percentage depletion. Changes to tax laws could adversely affect our business and our financial results. See “Risk Factors—Risks Related to Laws and Regulations—We are subject to federal, state and local taxes and may become subject to new taxes or have eliminated or reduced certain federal income tax deductions currently available with respect to oil and natural gas exploration and production activities as a result of future legislation, which could adversely affect our business, financial condition, results of operations and cash flows” and “Risk Factors—Risks Related to Laws and Regulations—The Tax Cuts and Jobs Act may impact our ability to fully utilize our interest expense deductions and net operating loss carryovers to fully offset our taxable income in future periods.”

Hydraulic Fracturing Policies and Procedures
We use hydraulic fracturing as a means to maximize the recovery of oil and natural gas in almost every well that we drill and complete. Our engineers responsible for these operations attend specialized hydraulic fracturing training programs taught by industry professionals. Although average drilling and completion costs for each area will vary, as will the cost of each well within a given area, on average approximately one-half to two-thirds of the total well costs for our horizontal wells are attributable to overall completion activities, which are primarily focused on hydraulic fracture treatment operations. These costs are treated in the same way as all other costs of drilling and completion of our wells and are included in and funded through our normal capital expenditure budget. A change to any federal and state laws and regulations governing hydraulic fracturing could impact these costs and adversely affect our business and financial results. See “Risk Factors—Risks Related to Laws and Regulations—Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.”
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
While current fracture stimulation procedures utilize a significant amount of water, we typically recover less than 10% of this fracture stimulation water before produced water becomes a significant portion of the fluids produced. All produced water, including fracture stimulation water, is either recycled or disposed of in permitted and regulated disposal facilities in a way that is designed to avoid any impact to surface waters. Since mid-2015, we have been recycling a portion of our produced water in certain of our Delaware Basin asset areas. Recycling produced water mitigates the need for produced water disposal and also provides cost savings to us.
Environmental, Health and Safety Regulation
The exploration, development, production, gathering and processing of oil and natural gas, including the operation of produced water injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, drilling, completing and operating oil and natural gas wells, midstream facilities and produced water injection and disposal wells. Our activities are subject to a variety of environmental laws and regulations, including but not limited to: the Oil Pollution Act of 1990 (the “OPA 90”), the Clean Water Act (the “CWA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act (the “CAA”), the Safe Drinking Water Act (the “SDWA”) and the Occupational Safety and Health Act (“OSHA”), as well as comparable state statutes and regulations. We are also subject to regulations governing the handling, transportation, storage and disposal of wastes generated by our activities and naturally occurring radioactive materials (“NORM”) that may result from our oil and natural gas operations. Administrative, civil and criminal fines and penalties may be imposed for noncompliance with these environmental laws and regulations, and violations and liability with respect to these laws and regulations could also result in remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking some activities, may require notice to stakeholders of proposed and ongoing operations, limit or prohibit other activities because of protected wetlands, areas or species and require investigation and cleanup of pollution. These laws, rules and regulations may also restrict the production rate of oil and natural gas below the rate that would otherwise be possible. We expect to remain in compliance in all material respects with currently applicable environmental laws and regulations and do not expect that these laws and regulations will have a material adverse impact on us.
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
The CWA and comparable state laws impose restrictions and strict controls regarding the discharge of produced waters, fill materials and other materials into navigable waters. These controls have become more stringent over the years, and it is possible that additional restrictions will be imposed in the future. Permits are required to discharge pollutants into certain state and federal waters and to conduct construction activities in those waters and wetlands. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other pollutants and impose liability for the costs of removal or remediation of contamination resulting from such discharges. In September 2015, a rule issued by the Environmental Protection Agency (the “EPA”) and U.S. Army Corps of Engineers (the “Corps”) to revise the definition of “waters of the United States” (“WOTUS”) for all CWA programs, thereby defining the scope of the EPA’s and the Corps’ jurisdiction, became effective. The EPA rescinded this rule in 2019, however, and promulgated the Navigable Waters Protection Rule (the “NWPR”) in 2020. The NWPR defined what waters qualify as navigable waters of the United States and are under CWA jurisdiction. This new rule has generally been viewed as narrowing the scope of WOTUS as compared to the 2015 rule, but there is currently litigation in multiple federal district courts challenging the rescission of the 2015 rule and the promulgation of the NWPR.
Separately, in April 2020, a Montana federal judge vacated the Corps’ Nationwide Permit (“NWP”) 12 and enjoined the Corps from authorizing any dredge or fill activities under NWP 12 until the agency completed formal consultation with the U.S. Fish and Wildlife Service (the “USFWS”) under the Endangered Species Act (the “ESA”) regarding NWP 12 generally. The court later revised its order to vacate NWP 12 only as it relates to the construction of new oil and natural gas pipelines, and that order is currently on appeal in the Ninth Circuit Court of Appeals. However, the Montana district court’s decision spawned other NWP 12-based challenges and may indicate that the rest of the NWPs, some of which are relied upon for oil and natural gas projects, are vulnerable to similar challenge. The Corps has proposed a new set of NWPs, which would replace the NWPs for dredge or fill discharges into WOTUS that the Corps last issued and made available in 2017, but has so far elected not to consult with the USFWS. If this status quo does not change, when the Corp re-issues the NWPs, the NWPs could be subject to the same legal challenges unless and until the ongoing litigation resolves the questions surrounding the need for a formal ESA consultation.
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
The CAA, as amended, restricts the emission of air pollutants from many sources, including oil and natural gas production. In addition, certain states have comparable legislation, which may be more restrictive than the CAA. These laws and any implementing regulations impose stringent air permit requirements and require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, or to use specific equipment or technologies to control emissions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations. See “Risk Factors—Risks Related to Laws and Regulations—New regulations on all emissions from our operations could cause us to incur significant costs.” Internationally, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the United States in April

2016, requires countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas emission reduction goals, every five years beginning in 2020. While the United States exited the Paris Agreement in November 2020, effective February 19, 2021, President Biden caused the United States to rejoin the Paris Agreement. In January 2019, New Mexico’s governor signed an executive order declaring that New Mexico would support the goals of the Paris Agreement by joining the U.S. Climate Alliance, a bipartisan coalition of governors committed to reducing greenhouse gas emissions consistent with the goals of the Paris Agreement. The stated objective of the executive order is to achieve a statewide reduction in greenhouse gas emissions of at least 45% by 2030 as compared to 2005 levels. The executive order also requires New Mexico regulatory agencies to create an “enforceable regulatory framework” to ensure methane emission reductions. Following that executive order, the New Mexico Oil Conservation Division (the “NMOCD”), New Mexico Environment Department (the “NMED”) and New Mexico legislature have proposed various rules, regulations and bills regarding the reduction of natural gas waste and the control of emissions that would, among other items, require upstream and midstream operators to reduce natural gas waste by a fixed amount each year and achieve a 98% natural gas capture rate by the end of 2026.
Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, storage, transport, disposal, cleanup or operating requirements could materially adversely affect our operations and financial condition, as well as those of the oil and natural gas industry in general. For instance, recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” and including carbon dioxide and methane, may be contributing to the warming of the Earth’s atmosphere. Based on these findings, the EPA has begun adopting and implementing a comprehensive suite of regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. Legislative and regulatory initiatives related to climate change and greenhouse gas emissions could, and in all likelihood would, require us to incur increased operating costs adversely affecting our profits and could adversely affect demand for the oil and natural gas we produce, depressing the prices we receive for oil and natural gas. See “Risk Factors—Risks Related to Laws and Regulations—Legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the oil, natural gas and NGLs we produce, while the physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects” and “Risk Factors—Risks Related to Laws and Regulations—New regulations on all emissions from our operations could cause us to incur significant costs.”
We own and operate underground injection wells throughout our areas of operation. Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from oil and natural gas production. Underground injection allows us to safely and economically dispose of produced water. The SDWA establishes a regulatory framework for underground injection, the primary objective of which is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. In addition, the Railroad Commission of Texas (the “RRC”) and the NMOCD require injected fluids to be confined to a permitted injection interval to aid in the protection of potentially productive intervals. The disposal of hazardous waste by underground injection is subject to stricter requirements than the disposal of produced water. Failure to obtain, or abide by the requirements for the issuance of, necessary permits could subject us to civil and/or criminal enforcement actions and penalties. In addition, in some instances, the operation of underground injection wells has been alleged to cause earthquakes (induced seismicity) as a result of flawed well design or operation. This has resulted in stricter regulatory requirements in some jurisdictions relating to the location and operation of underground injection wells. In addition, a number of lawsuits have been filed in some states alleging that fluid injection or oil and natural gas extraction have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements regarding the permitting of salt water disposal wells or otherwise, to assess the relationship between seismicity and the use of such wells. For example, in October 2014, the RRC adopted disposal well rule amendments designed, among other things, to require applicants for new disposal wells that will receive non-hazardous produced water or other oil and natural gas waste to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. If the permittee or an applicant for a disposal well permit fails to demonstrate that the produced water or other fluids are confined to the disposal zone, or if scientific data indicates such a disposal well is likely to be, or determined to be, contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that disposal well. The RRC has used this authority to deny permits for waste disposal wells. The potential adoption of federal, state and local legislation and regulations intended to address induced seismicity in the areas in which we operate could restrict our drilling and production activities, as well as our ability to dispose of produced water gathered from such activities, which could result in increased costs and additional operating restrictions or delays.
Our activities involve the use of hydraulic fracturing. For more information on our hydraulic fracturing operations, see “—Hydraulic Fracturing Policies and Procedures.” Hydraulic fracturing is generally exempted from federal regulation as underground injection (unless diesel is a component of the fracturing fluid) under the SDWA. The process of hydraulic fracturing is typically regulated by state oil and natural gas commissions. Various policy makers, regulatory agencies and political candidates at the federal, state and local levels have proposed restrictions on hydraulic fracturing, including its outright prohibition. In January 2021, the Biden administration issued the Biden Administration Federal Lease Orders. The impact of these federal actions remains unclear, and if the restrictions do not lapse, or other limitations or prohibitions become effective, they could have an adverse impact on our business, financial condition, results of operations and cash flows. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce. Some states and localities have placed additional regulatory burdens upon hydraulic fracturing activities and, in some areas, severely restricted or prohibited those activities. In recent years, various bills have been introduced in the New Mexico legislature to place a moratorium on, ban or otherwise restrict hydraulic fracturing, including prohibiting the injection of fresh water in such operations. In addition, separate and apart from the referenced potential connection between injection wells and seismicity, concerns have been raised that hydraulic fracturing activities may be correlated to induced seismicity. The scientific community and regulatory agencies at all levels are studying the possible linkage between oil and natural gas activity and induced seismicity, and some state regulatory agencies have modified their regulations or guidance to mitigate potential causes of induced seismicity. If the exemption for hydraulic fracturing is removed from the SDWA, or if other legislation is enacted at the federal, state or local level imposing any restrictions on the use of hydraulic fracturing, this could have a significant impact on our financial condition, results of operations and cash flows. Additional burdens upon hydraulic fracturing, such as reporting or permitting requirements, would result in additional expense and delay in our operations. See “Risk Factors—Risks Related to Laws and Regulations—Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays” and “Risk Factors—Risks Related to Laws and Regulations—Approximately 28% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands.”
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
The ESA was established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act and to bald and golden eagles under the Bald and Golden Eagle Protection Act. The USFWS must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in material restrictions on land use and may materially impact oil and natural gas development. Our oil and natural gas operations in certain of our operating areas could also be adversely affected by seasonal or permanent restrictions on drilling activity designed to protect certain wildlife in the Delaware Basin and other areas in which we operate. See “Risk Factors—Risks Related to Laws and Regulations—We are subject to government regulation and liability, including complex environmental laws, which could require significant expenditures.” Our ability to maximize production from our leases may be adversely impacted by these restrictions.
As of December 31, 2020, approximately 28% of our Delaware Basin acreage position, including all of the BLM Acquisition, consists of federal leasehold administered by the BLM. Permitting for oil and natural gas activities on federal lands can take significantly longer than the permitting process for oil and natural gas activities not located on federal lands. Delays in obtaining necessary permits can disrupt our operations and have an adverse effect on our business. These BLM leases contain relatively standardized terms and require compliance with detailed regulations and orders, which are subject to change. These operations are also subject to BLM rules regarding engineering and construction specifications for production facilities, safety procedures, the valuation of production, the payment of royalties, the removal of facilities, the posting of bonds, hydraulic fracturing, the control of air emissions and other areas of environmental protection. These rules could result in increased compliance costs for our operations, which in turn could have an adverse effect on our business and results of operations. Under certain circumstances, the BLM may require our operations on federal leases to be suspended or terminated. In January 2021, the Biden administration issued the Biden Administration Federal Lease Orders. The impact of these federal actions remains unclear, and if the restrictions do not lapse, or other limitations or prohibitions become effective, our oil and natural gas operations on federal lands could be adversely impacted.
Oil and natural gas exploration and production activities on federal lands are also subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses impacts that are “reasonably foreseeable” and have a “reasonably close causal relationship” to the agency action under review and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. This process, including any additional requirements or procedures that may be included in the process, has the potential to delay or even halt development of future oil and natural gas projects with NEPA applicability.
We have not in the past been, and do not anticipate in the near future to be, required to expend amounts that are material in relation to our total capital expenditures as a result of environmental laws and regulations, but since these laws and regulations are periodically amended, we are unable to predict the ultimate cost of compliance. We have no assurance that more stringent laws and regulations protecting the environment will not be adopted or that we will not otherwise incur material expenses in connection with environmental laws and regulations in the future. See “Risk Factors—Risks Related to Laws and Regulations—We are subject to government regulation and liability, including complex environmental laws, which could require significant expenditures.”
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
We maintain insurance against some, but not all, potential risks and losses associated with our industry and operations. We generally do not carry business interruption insurance. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could materially adversely affect our financial condition, results of operations and cash flows. See “Risk Factors—Risks Related to our Operations—Insurance against all operational risks is not available to us.”
Office Location
Our corporate headquarters are located at One Lincoln Centre, 5400 LBJ Freeway, Suite 1500, Dallas, Texas 75240.
Human Capital
At December 31, 2020, we had 288 full-time employees. We believe that our relationships with our employees are satisfactory. No employee is covered by a collective bargaining agreement. From time to time, we use the services of independent consultants and contractors to perform various professional services, including in the areas of geology and geophysics, land, production and midstream operations, construction, design, well site surveillance and supervision, permitting and environmental assessment, legal and income tax preparation and accounting services. Independent contractors, at our request, drill all of our wells and usually perform field and on-site production operation services for us, including midstream services, facilities construction, pumping, maintenance, dispatching, inspection and testing. If significant opportunities for company growth arise and require additional management and professional expertise, we will seek to employ qualified individuals to fill positions where that expertise is necessary to develop those opportunities.
Employee Recruiting, Retention and Professional Development
We promote inclusion throughout our organization. We respect cultural diversity and do not tolerate harassment or discrimination of any kind, including, but not limited to, discrimination based on race, color, ethnicity, religion, gender, sexual orientation, gender identity, age, national origin, disability and veteran or marital status.

Our employees are our most important asset. We have invested the time, attention and resources necessary to recruit, retain and develop an extraordinary team. We offer a comprehensive compensation package with base pay, discretionary bonus and equity incentive opportunities, paid time off, 401(k) matching contributions and an affordable and comprehensive health insurance program, among other benefits. We also provide employees the opportunity to have significant responsibility and daily interaction with our executive management and team leaders.
We encourage continuing education and study, requiring every employee to complete at least 40 hours of professional training annually. In 2020, for example, our employees completed approximately 15,000 hours of continuing education and study. We also have a formal leadership program that fosters the development and growth of many of our staff with regular meetings and opportunities to enhance their leadership skills.
Proactive Safety Culture
We are proud to have a company culture that emphasizes safety throughout our operations. Between 2017 and 2020, we estimate our employees have worked approximately 2.1 million combined hours without experiencing a single lost time accident. We attribute much of that to the efforts of our Health, Safety and Environmental (“HSE”) group, which is devoted to proactively minimizing safety risks and addressing any potential areas of concern.
We emphasize the importance of recruiting and maintaining a quality HSE group, and we believe it is important that our HSE group has actual hands-on experience in the field to understand the challenges and issues that can arise. Our HSE group’s experience allows us to understand the technical issues faced by our field employees and contractors, as well as maintain an open dialogue with community leaders in the areas we operate about potential safety issues and mitigation efforts.
Available Information
Our Internet website address is www.matadorresources.com. We make available, free of charge, through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after providing such reports to the SEC. Also, the charters of our Audit Committee, Environmental, Social and Corporate Governance Committee, Executive Committee, Nominating Committee and Strategic Planning and Compensation Committee, our Code of Ethics and Business Conduct for Officers, Directors and Employees and information regarding certain of our ESG initiatives and shareholder communications are available through our website, and we also intend to disclose any amendments to our Code of Ethics and Business Conduct, or waivers to such code on behalf of our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, on our website. All of these corporate governance materials are available free of charge and in print to any shareholder who provides a written request to the Corporate Secretary at One Lincoln Centre, 5400 LBJ Freeway, Suite 1500, Dallas, Texas 75240. The contents of our website are not intended to be incorporated by reference into this Annual Report or any other report or document we file and any reference to our website is intended to be an inactive textual reference only.

Item 1A. Risk Factors.
Summary of Risk Factors
The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed risk factors contained below.
Risks Related to our Financial Condition
•Our success is dependent on the prices of oil and natural gas, the volatility of which may adversely affect our financial condition.
•We face numerous risks related to the COVID-19 global pandemic, including its impact on global oil demand.
•Our business requires substantial capital expenditures that may exceed our cash flows from operations and potential borrowings.
•Our oil and natural gas reserves are estimated and may not reflect the actual volumes we will recover, and we may be required to write down the carrying value of our proved properties under accounting rules.
•Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition, results of operations and cash flows.
•Hedging transactions, or the lack thereof, may limit our potential gains and could result in financial losses.
•An increase in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we receive for our production could adversely affect our financial condition.
•A component of our growth may come through acquisitions, which we may be unable to complete or which may require us to incur certain liabilities, risks or title deficiencies.
•Our ability to complete dispositions of assets may be subject to factors beyond our control, and in certain cases we may be required to retain liabilities for certain matters.
Risks Related to our Liquidity
•We may not be able to generate sufficient cash to fund our capital expenditures, service all of our indebtedness and pay dividends to our shareholders, and we may incur additional indebtedness, which could reduce our financial flexibility.
•The borrowing base under our Credit Agreement is subject to periodic redetermination, and we are subject to interest rate risk under our Credit Agreement and San Mateo’s revolving credit facility (the “San Mateo Credit Facility”).
•The terms of the agreements governing our indebtedness impose significant operating and financial restrictions.
•Our credit rating may be downgraded, which could reduce our financial flexibility and increase interest expense.
•The payment of dividends will be at the discretion of our Board of Directors and subject to numerous factors, and we do not presently intend to repurchase any shares of our common stock.
Risks Related to our Operations
•Drilling for and producing oil and natural gas are highly speculative and involve a high degree of operational, geological and financial risk, and insurance against all such risks is not available to us.
•Because our reserves and production are concentrated in a few core areas, problems in production and markets relating to a particular area could have a material impact on our business.
•There is no guarantee that we will be successful in optimizing our spacing, drilling and completions techniques in order to maximize our rate of return, and multi-well pad drilling may result in volatility in our operating results.
•Certain of our properties are in areas that may have been partially depleted or drained by offset wells, and certain of our wells may be adversely affected by actions of other operators.
•The unavailability or high cost of equipment and services, supplies and personnel could adversely affect our ability to establish and execute exploration and development plans within budget and on a timely basis.
•We may be unable to acquire adequate supplies of water for our drilling and hydraulic fracturing operations or unable to dispose of the water we use at a reasonable cost and pursuant to applicable environmental rules.

•Regulatory changes could prevent our ability to continue to pool wells in the manner we have been.
•Midstream projects are subject to risks of construction delays and cost over-runs.
•Our identified drilling locations are scheduled over several years, making them susceptible to uncertainties and lease expirations that could materially alter our plans.
Risks Related to Third Parties
•We depend upon several significant purchasers for the sale of most of our production, and financial difficulties encountered by such purchasers, other operators or third parties could decrease our cash flows from operations.
•The marketability of our production is dependent upon gathering, processing and transportation facilities.
•We conduct a portion of our operations through joint ventures, including San Mateo, which subjects us to certain risks.
•Because of the natural decline in production in the regions of San Mateo’s midstream operations, San Mateo’s long-term success depends on its ability to obtain new sources of products.
•We have entered into certain long-term contracts that require us to pay fees to our service providers based on minimum volumes regardless of actual volume throughput.
•Competition in our industry is intense, making it more difficult for us to acquire properties, market production, provide midstream services and secure trained personnel, and our competitors may use superior technology and data resources.
•We have limited control over activities on properties we do not operate.
Risks Related to Laws and Regulations
•As of December 31, 2020, approximately 28% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to various requirements and regulations.
•We are subject to government regulation, including environmental laws, which could require significant expenditures.
•We are subject to tax laws, and changes thereto could eliminate or reduced certain federal income tax deductions or net operating loss carryforwards currently available.
•Legislative and regulatory initiatives relating to hydraulic fracturing, induced seismicity, emissions and climate change could result in increased costs, operating restrictions or delays.
•We may incur significant costs and liabilities resulting from compliance with pipeline safety regulations, and the rates of our regulated assets are subject to oversight by regulators, which could adversely affect our revenues.
•Derivatives legislation adopted by Congress could limit our ability to hedge commodity price risks.
Risks Relating to Our Common Stock
•The price of our common stock is volatile and may fluctuate substantially in the future.
•Conservation measures and a negative shift in market perception towards the oil and natural gas industry could adversely affect our stock price.
•Our directors and executive officers own a significant percentage of our equity, which could give them influence in transactions and other matters, and their interests could differ from other shareholders.
•Our Board can authorize the issuance of preferred stock, which could diminish the rights of holders of our common stock and make a change of control of the Company more difficult even if it might benefit our shareholders.
General Risk Factors
•We may have difficulty managing growth in our business.
•Our success depends on our ability to retain our key personnel.
•If we fail to maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.
•A cyber incident could occur and result in information theft, data corruption, operational disruption or financial loss.
•Our governing documents and Texas law may have anti-takeover effects that could prevent a change in control.
•We operate in a litigious environment and may be involved in legal proceedings that could have an adverse effect on our results of operations and financial condition.

Risks Related to our Financial Condition
Our success is dependent on the prices of oil and natural gas. Low oil and natural gas prices and the continued volatility in these prices may adversely affect our financial condition and our ability to meet our capital expenditure requirements and financial obligations.
The prices we receive for the oil and natural gas we produce heavily influence our revenue, profitability, cash flow available for capital expenditures, the repayment of debt and the payment of cash dividends, if any, access to capital, borrowing capacity under our Credit Agreement and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile and will likely continue to be volatile in the future. For the year ended December 31, 2020, oil prices averaged $39.34 per Bbl, ranging from a high of $63.27 per Bbl in early January to a low of ($37.63) per Bbl in mid-April, based upon the WTI oil futures contract price for the earliest delivery date. For the year ended December 31, 2020, natural gas prices averaged $2.13 per MMBtu, as compared to $2.53 per MMbtu for the year ended December 31, 2019, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. During 2020, natural gas prices began the year at $2.12 per MMBtu and fell to a low of $1.48 per MMBtu at the end of June, before increasing to a high of $3.35 per MMBtu in late October and finishing the year at $2.54 per MMBtu.
Because we use the full-cost method of accounting, we perform a ceiling test quarterly that may be impacted by declining prices of oil and natural gas. The significant decline in oil and natural gas prices during 2020 caused us to recognize full-cost ceiling impairments in each of the second, third and fourth quarters of 2020, and we may recognize further full-cost ceiling impairments in future periods. Such full-cost ceiling impairments reduce the book value of our net tangible assets, retained earnings and shareholders’ equity but do not impact our cash flows from operations, liquidity or capital resources. See “—We may be required to write down the carrying value of our proved properties under accounting rules, and these write-downs could adversely affect our financial condition.”
The prices we receive for our production, and the levels of our production, depend on numerous factors. These factors include, but are not limited to, the following:
•the domestic and foreign supply of, and demand for, oil and natural gas;
•the actions of OPEC+ and state-controlled oil companies relating to oil price and production controls;
•the prices and availability of competitors’ supplies of oil and natural gas;
•the price and quantity of foreign imports;
•the impact of U.S. dollar exchange rates;
•domestic and foreign governmental regulations and taxes;
•speculative trading of oil and natural gas futures contracts;
•the availability, proximity and capacity of gathering, processing and transportation systems for oil, natural gas and NGLs and gathering and disposal systems for produced water;
•the availability of refining capacity;
•the prices and availability of alternative fuel sources;
•weather conditions and natural disasters;
•political conditions in or affecting oil and natural gas producing regions or countries, including the United States, the Middle East, South America and Russia;
•domestic or global health concerns, including the outbreak of contagious or pandemic diseases, such as COVID-19;
•the continued threat of terrorism and the impact of military action and civil unrest;
•public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate oil and natural gas operations, including hydraulic fracturing activities;
•the level of global oil and natural gas inventories and exploration and production activity;
•the impact of energy conservation efforts;
•technological advances affecting energy consumption; and
•overall worldwide economic conditions.

These factors make it difficult to predict future commodity price movements with any certainty. Substantially all of our oil and natural gas sales are made in the spot market or pursuant to contracts based on spot market prices and are not pursuant to long-term fixed price contracts. Further, oil and natural gas prices do not necessarily fluctuate in direct relation to each other.
During the first quarter and through April 2020, the oil and natural gas industry witnessed an abrupt and significant decline in oil prices from $63 per Bbl in early January to as low as ($38) per Bbl in late April. This sudden decline in oil prices was attributable to two primary factors: (i) the precipitous decline in global oil demand resulting from the worldwide spread of
COVID-19 and (ii) a sudden, unexpected increase in global oil supply resulting from actions initiated by Saudi Arabia to increase its oil production to world markets following the failure of efforts by OPEC+ to agree on coordinated production cuts at their March 6, 2020 meetings in Vienna, Austria. Primarily as a result of these unexpected events and the resulting declines in oil prices, we significantly modified our 2020 operational plan.
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
Since the beginning of 2020, the COVID-19 pandemic has spread across the globe and disrupted economies and industries around the world, including the exploration and production and midstream businesses. The rapid spread of COVID-19 has led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel and other public health and safety measures, nearly all of which have materially reduced global demand for crude oil. The extent to which COVID-19 will continue to affect our business, financial condition, results of operations and cash flows and the demand for our production will depend on future developments, which are highly uncertain and cannot be predicted, including the duration or any recurrence of the outbreak and responsive measures, additional or modified government actions, new information that may emerge concerning the severity of COVID-19 and the effectiveness of vaccines and other actions taken to contain COVID-19 or treat its impact now or in the future, among others.
Some impacts of the COVID-19 pandemic that could have an adverse effect on our business, financial condition, results of operations and cash flows include:
•significantly reduced prices for our oil production, resulting from a world-wide decrease in demand for hydrocarbons and a resulting oversupply of existing production;
•further decreases in the demand for our oil production, resulting from significantly decreased levels of global, regional and local travel as a result, in part, of federal, state and local government-imposed quarantines, including shelter-in-place mandates, enacted to slow the spread of COVID-19;
•increased likelihood that we may, either voluntarily or as a result of third-party and regulatory mandates, curtail or shut in production, resulting from depressed oil prices, lack of storage and other market or political forces;
•significant decreases in the volumes of oil, natural gas and produced water that are transported, gathered, processed or disposed of by San Mateo due to curtailed or shut-in production by Matador or other of San Mateo’s customers;
•increased costs associated with, or actual unavailability of, facilities for the storage of oil, natural gas and NGL production in the markets in which we operate;
•increased operational difficulties associated with the delivery of oil, natural gas and NGLs to end-markets, resulting from pipeline and storage constraints;
•the potential for the operations of the Black River Processing Plant and other critical midstream infrastructure to be adversely impacted by outbreaks of COVID-19 among the relevant workforce;
•the potential for forced curtailment of oil and natural gas production by state governmental agencies, resulting in a need to significantly curtail or shut in our production;

•the potential for loss of leasehold interests due to the failure to produce oil and natural gas in paying quantities as a result of significantly lower commodity prices, voluntary or forced curtailments or other factors related to the misalignment of supply and demand, and the potential to incur significant costs associated with litigation related to the foregoing;
•increased third-party credit risk, including the risk that counterparties may not accept the delivery of our oil, natural gas and NGL production, resulting from adverse market conditions, a lack of access to capital and storage or the failure of certain of our counterparties to continue as going concerns;
•increased likelihood that counterparties to our existing agreements may seek to invoke force majeure provisions to avoid the performance of contractual obligations, resulting from significantly adverse market conditions;
•the potential impact for delays in construction or increased costs related to midstream construction projects;
•increased costs, staffing requirements and difficulties sourcing oilfield services related to social distancing measures implemented in connection with federal, state or local government and voluntarily imposed quarantines; and
•increased legal and operational costs related to compliance with significant changes in federal, state and local laws and regulations.
The COVID-19 outbreak continues to evolve, and the extent to which the outbreak may impact our business, financial condition, results of operations and cash flows will depend highly on future developments, which are very uncertain and cannot be predicted. Additionally, the extent and duration of the impact of the COVID-19 pandemic on our stock price and that of our peer companies is uncertain and may make us look less attractive to investors. As a result, there may be a less active trading market for our common stock, our stock price may be more volatile and our ability to raise capital could be impaired.
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
Our cash flows from operations and access to capital are subject to a number of variables, including:
•our estimated proved oil and natural gas reserves;
•the amount of oil and natural gas we produce;
•the prices at which we sell our production;
•the costs of developing and producing our oil and natural gas reserves;
•the costs of constructing, operating and maintaining our midstream facilities;
•our ability to attract third-party customers for our midstream services;
•our ability to acquire, locate and produce new reserves;
•the ability and willingness of banks to lend to us; and
•our ability to access the equity and debt capital markets.
In addition, the possible occurrence of future events, such as decreases in the prices of oil and natural gas, or extended periods of such decreased prices, terrorist attacks, wars or combat peace-keeping missions, financial market disruptions, general economic recessions, oil and natural gas industry recessions, large company bankruptcies, accounting scandals, overstated reserves estimates by public oil companies and disruptions in the financial and capital markets, has caused financial institutions, credit rating agencies and the public to more closely review the financial statements, capital structures and spending and earnings of public companies, including energy companies. Such events have constrained the capital available to the energy industry in the past, and such events or similar events could adversely affect our access to funding for our operations in the future.
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
The process of estimating accumulations of oil and natural gas is complex and inexact due to numerous inherent uncertainties. This process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. This process also requires certain economic assumptions related to, among other things, oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserves estimate is a function of:
•the quality and quantity of available data;
•the interpretation of that data;
•the judgment of the persons preparing the estimate; and
•the accuracy of the assumptions used.
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
It should not be assumed that the present value of future net cash flows included in this Annual Report is the current market value of our estimated proved oil and natural gas reserves. As required by SEC rules and regulations, the estimated discounted future net cash flows from proved oil and natural gas reserves are based on current costs held constant over time without escalation and on commodity prices using an unweighted arithmetic average of first-day-of-the-month index prices, appropriately adjusted, for the 12-month period immediately preceding the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs used for these estimates and will be affected by factors such as:
•actual prices we receive for oil and natural gas;
•actual costs and timing of development and production expenditures;
•the amount and timing of actual production; and
•changes in governmental regulations or taxation.
In addition, the 10% discount factor that is required to be used to calculate discounted future net revenues for reporting purposes under U.S. generally accepted accounting principles (“GAAP”) is not necessarily the most appropriate discount factor based on the cost of capital in effect from time to time and risks associated with our business and the oil and natural gas industry in general.

Approximately 54% of our total proved reserves at December 31, 2020 consisted of undeveloped and developed non-producing reserves, and those reserves may not ultimately be developed or produced.
At December 31, 2020, approximately 54% of our total proved reserves were undeveloped and less than 1% of our total proved reserves were developed non-producing. Our undeveloped and/or developed non-producing reserves may never be developed or produced, or such reserves may not be developed or produced within the time periods we have projected or at the costs we have estimated. SEC rules require that, subject to limited exceptions, proved undeveloped reserves may only be booked if they are related to wells scheduled to be drilled within five years after the date of booking. Delays in the development of our reserves or increases in costs to drill and develop such reserves would reduce the present value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves, resulting in some projects becoming uneconomical and reducing our total proved reserves. In addition, delays in the development of reserves or declines in the oil and/or natural gas prices used to estimate proved reserves in the future could cause us to have to reclassify a portion of our proved reserves as unproved reserves. Any reduction in our proved reserves caused by the reclassification of undeveloped or developed non-producing reserves could materially affect our business, financial condition, results of operations and cash flows.
Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition, results of operations and cash flows.
The rate of production from our oil and natural gas properties declines as our reserves are depleted. Our future oil and natural gas reserves and production and, therefore, our income and cash flow are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional oil and natural gas producing properties. We are currently focusing on increasing our production and reserves from the Delaware Basin, an area with intense competition and industry activity. As a result of this activity, we may have difficulty growing our current production or acquiring new properties in this area and may experience such difficulty in other areas in the future. During periods of low oil and/or natural gas prices, existing reserves may no longer be economic, and it will become more difficult to raise the capital necessary to finance expansion activities. If we are unable to replace our current and future production, our reserves will decrease, and our business, financial condition, results of operations and cash flows would be adversely affected.
We may be required to write down the carrying value of our proved properties under accounting rules, and these write-downs could adversely affect our financial condition.
There is a risk that we will be required to write down the carrying value of our oil and natural gas properties when oil or natural gas prices are low or are declining, as occurred in 2020. In addition, non-cash write-downs may occur if we have:
•downward adjustments to our estimated proved reserves;
•increases in our estimates of development costs; or
•deterioration in our exploration and development results.
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
Furthermore, there may be times when we have not hedged our production when, in retrospect, it would have been advisable to do so. Decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. We may employ hedging strategies in the future that differ from those that we have used in the past, and neither the continued application of our current strategies nor our use of different hedging strategies may be successful. See Note 12 to the consolidated financial statements in this Annual Report for a summary of our open derivative financial instruments at December 31, 2020.
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
Over the past several years, these oil and natural gas basis differentials were volatile and widened at various times. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Outlook and Trends” for additional information regarding the differentials. These wider oil and natural gas basis differentials were largely attributable to industry concerns regarding the near-term sufficiency of pipeline takeaway capacity for oil, natural gas and NGL production in the Delaware Basin. If we do experience any interruptions with takeaway capacity or NGL fractionation, our oil and natural gas revenues, business, financial condition, results of operations and cash flows could be adversely affected.
Although the completion of additional oil and natural gas pipeline capacity from West Texas to the Texas Gulf Coast and other end markets improved these price differentials in 2020, these price differentials could turn negative and widen again in future periods. Should we experience future periods of negative pricing for natural gas as we did at certain times in 2020, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results. We have limited oil basis hedges in place to mitigate our exposure to oil price differentials during 2021 and 2022, and we have no derivative contracts in place to mitigate our exposure to natural gas price differentials.
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
In addition, we may be unable to successfully integrate potential acquisitions into our existing operations. The inability to manage the integration of acquisitions effectively could reduce our focus on subsequent acquisitions and current operations and could negatively impact our results of operations and growth potential. Members of our senior management team may be required to devote considerable amounts of time to the integration process, which will decrease the time they will have to manage our business.
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
We may purchase oil and natural gas properties or midstream assets with liabilities or risks that we did not know about or that we did not assess correctly, and, as a result, we could be subject to liabilities that could adversely affect our results of operations.
Before acquiring oil and natural gas properties or midstream assets, we assess the potential reserves, future oil and natural gas prices, operating costs, potential environmental liabilities, condition of the assets, customer contracts and other factors relating to the properties or assets, as applicable. However, our review process is complex and involves many assumptions and estimates, and their accuracy is inherently uncertain. As a result, we may not discover all existing or potential problems associated with the properties or assets we buy. We may not become sufficiently familiar with the properties or assets to assess fully their deficiencies and capabilities. We do not generally perform inspections on every well, property or asset, and we may not be able to observe mechanical and environmental problems even when we conduct an inspection. The seller may not be willing or financially able to give us contractual protection against any identified problems, and we may decide to assume environmental and other liabilities in connection with properties or assets we acquire. If we acquire properties or assets with risks or liabilities we did not know about or that we did not assess correctly, our financial condition, results of operations and cash flows could be adversely affected as we settle claims and incur cleanup costs related to these liabilities.
We may incur losses or costs as a result of title deficiencies in the properties in which we invest.
If an examination of the title history of a property that we have purchased reveals oil and natural gas leases or mineral interests have been purchased in error from a person who is not the owner of such interests or if the property has other title deficiencies, our interest would likely be worth less than what we paid or may be worthless. In such an instance, all or part of the amount paid for such oil and natural gas lease or mineral interest, as well as all or part of any royalties paid pursuant to the terms of the lease prior to the discovery of the title defect, would be lost.
It is not our practice in all acquisitions of oil and natural gas leases or mineral interests, or undivided interests in such interests, to undergo the expense of retaining lawyers to examine the title to the interest. Rather, in certain acquisitions we rely upon the judgment of oil and natural gas brokers and/or landmen who perform the field work by examining records in the appropriate governmental office before attempting to acquire a lease or mineral interest.
Prior to the drilling of an oil and natural gas well, however, it is standard industry practice for the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed well is to be drilled to ensure there are no obvious deficiencies in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct deficiencies in the marketability of the title, and such title review and curative work entails expense, which may be significant and difficult to accurately predict. Our failure to cure any title defects may adversely impact our ability to increase production and reserves. In the future, we may suffer a monetary loss from title defects or title failure. Additionally, unproved and unevaluated acreage has greater risk of title defects than developed acreage. If there are any title defects or defects in assignment of leasehold rights or mineral interests in properties in which we hold an interest, we will suffer a financial loss that could adversely affect our financial condition, results of operations and cash flows.
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

Risks Related to our Liquidity
We may not be able to generate sufficient cash to fund our capital expenditures, service all of our indebtedness and pay dividends to our shareholders, and we may be forced to take other actions to satisfy our obligations under applicable debt instruments, which may not be successful.
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
If our cash flows and capital resources are insufficient to fund debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, cease the payment of any dividends to our shareholders, seek additional capital or restructure or refinance indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. Our Credit Agreement, the San Mateo Credit Facility and the indenture governing our outstanding senior notes currently restrict our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet scheduled debt service obligations, which could have a material adverse effect on our financial condition and results of operations.
We may incur additional indebtedness, which could reduce our financial flexibility, increase interest expense and adversely impact our operations and our unit costs.
As of February 23, 2021, the maximum facility amount under the Credit Agreement was $1.5 billion, the borrowing base was $900.0 million and our elected borrowing commitment was $700.0 million. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, maximum facility amount and elected borrowing commitment (subject to compliance with the covenant noted below). At February 23, 2021, we had available borrowing capacity of approximately $224.2 million under our Credit Agreement (after giving effect to outstanding letters of credit). Our borrowing base is determined semi-annually by our lenders based primarily on the estimated value of our existing and future oil and natural gas reserves, but both we and our lenders can request one unscheduled redetermination between scheduled redetermination dates. Our Credit Agreement is secured by our interests in the majority of our oil and natural gas properties and contains covenants restricting our ability to incur additional indebtedness, sell assets, pay dividends and make certain investments. Since the borrowing base is subject to periodic redeterminations, if a redetermination resulted in a borrowing base that was less than our borrowings under the Credit Agreement, we would be required to provide additional collateral satisfactory in nature and value to the lenders to increase the borrowing base to an amount sufficient to cover such excess or repay the deficit in equal installments over a period of six months. If we are required to do so, we may not have sufficient funds to fully make such repayments. The Credit Agreement requires us to maintain a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $50.0 million of cash or cash equivalents), divided by a rolling four quarter EBITDA calculation, of 4.00 or less.
As of February 23, 2021, the facility amount under the San Mateo Credit Facility was $375.0 million, and San Mateo had available borrowing capacity of approximately $43.0 million (after giving effect to outstanding letters of credit and subject to San Mateo’s compliance with the covenants noted below). The San Mateo Credit Facility includes an accordion feature, which could expand the commitments of the lenders to up to $400.0 million. The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries, but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. In addition to these restrictions, the San Mateo Credit Facility also contains covenants restricting San Mateo’s ability to incur additional indebtedness, sell assets, pay dividends and make certain investments.
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
A high level of indebtedness could affect our operations in several ways, including the following:
•requiring a significant portion of our cash flows to be used for servicing our indebtedness;
•increasing our vulnerability to general adverse economic and industry conditions;
•placing us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, may be able to take advantage of opportunities that our level of indebtedness may prevent us from pursuing;
•restricting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate or other purposes; and
•increasing the risk that we may default on our debt obligations.
The borrowing base under our Credit Agreement is subject to periodic redetermination, and we are subject to interest rate risk under our Credit Agreement and the San Mateo Credit Facility.
The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of our proved oil and natural gas reserves at December 31 and June 30 of each year, respectively. We and the lenders may each request an unscheduled redetermination of the borrowing base once between scheduled redetermination dates. In addition, our lenders have the flexibility to reduce our borrowing base due to a variety of factors, some of which may be beyond our control. As of February 23, 2021, our borrowing base was $900.0 million, our elected borrowing commitment was $700.0 million and we had $430.0 million in outstanding borrowings under, and approximately $45.8 million in outstanding letters of credit issued pursuant to, the Credit Agreement. As of February 23, 2021, the maximum facility amount under the Credit Agreement was $1.5 billion. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, maximum facility amount and elected borrowing commitment (subject to compliance with the covenant noted above). We could be required to repay a portion of any outstanding debt under the Credit Agreement to the extent that, after a redetermination, our outstanding borrowings at such time exceeded the redetermined borrowing base. We may not have sufficient funds to make such repayments, which could result in a default under the terms of the Credit Agreement and an acceleration of the loans thereunder, requiring us to negotiate renewals, arrange new financing or sell significant assets, all of which could have a material adverse effect on our business and financial results.
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
Our Credit Agreement, the San Mateo Credit Facility and the indenture governing our senior notes contain, and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interest. One or more of these agreements include covenants that, among other things, restrict our ability to:
•incur or guarantee additional debt or issue certain types of preferred stock;
•pay dividends on capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness;
•transfer or sell assets;
•make certain investments;
•create certain liens;
•enter into agreements that restrict dividends or other payments from our Restricted Subsidiaries (as defined in the indenture) to us;
•consolidate, merge or transfer all or substantially all of our assets;
•engage in transactions with affiliates; and
•create unrestricted subsidiaries.
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
Similarly, the San Mateo Credit Facility requires San Mateo to meet a debt to EBITDA ratio, which is defined as consolidated total funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense, of 2.50 or more. Lower revenues as a result of less volumes than anticipated, or otherwise, or an increase in interest rates may adversely impact San Mateo’s EBITDA and interest expense, and therefore San Mateo’s ability to comply with these covenants. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility.
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
In March 2020, our corporate credit rating from Standard & Poor’s Rating Services was downgraded from “B+” to “B-” and our corporate credit rating from Moody’s Investors Service was downgraded from “B1” to “B3.” The downgrades resulted in significant part due to the sudden decline in oil prices in early 2020. Moody’s Investor Services upgraded our corporate credit rating in July 2020 to “B2.” As of February 23, 2021, our corporate credit ratings from Standard & Poor’s Rating Services and Moody’s Investors Service remained “B-” and “B2,” respectively. We cannot assure you that our credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Any future downgrade could increase the cost of any indebtedness incurred in the future.
Any increase in our financing costs resulting from a credit rating downgrade could adversely affect our ability to obtain additional financing in the future for working capital, capital expenditures, additional letters of credit or other credit support we may be required to provide to counterparties, acquisitions and general corporate or other purposes. If a credit rating downgrade were to occur at a time when we were experiencing significant working capital requirements or otherwise lacked liquidity, our results of operations could be materially adversely affected.
The payment of dividends will be at the discretion of our Board of Directors and subject to numerous factors, and we do not presently intend to repurchase any shares of our common stock.
On February 22, 2021, we declared our first quarterly dividend of $0.025 per share, and we intend to continue to pay a quarterly dividend in the future pursuant to a dividend policy adopted by our Board of Directors. However, the payment and amount of future dividend payments, if any, are subject to declaration by our Board of Directors. Such payments will depend on, among other things, our available cash, earnings, financial condition, capital requirements, level of indebtedness, stock price, statutory and contractual restrictions applicable to the payment of dividends and other considerations that our Board of Directors deems relevant. Cash dividend payments in the future may only be made out of legally available funds, and, if we experience substantial losses, such funds may not be available.
We do not presently intend to repurchase any shares of our common stock. Certain covenants in our Credit Agreement and the indenture governing our outstanding senior notes may limit our ability to pay dividends or repurchase shares of our common stock. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment, and there is no guarantee that the price of our common stock will exceed the price you paid. We are under no obligation to make dividend payments on our common stock and may cease such payments at any time in the future. Any elimination of or downward revision in our dividend payout could have a material adverse effect on our stock price.
Risks Related to our Operations
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
If we decide to drill a certain location, there is a risk that no commercially productive oil or natural gas reservoirs will be found or produced. We may drill or participate in new wells that are not productive. We may drill or participate in wells that are productive, but that do not produce sufficient net revenues to return a profit after drilling, operating and other costs. There is no way to affirmatively determine in advance of drilling and testing whether any particular location will yield oil or natural gas in sufficient quantities to recover exploration, drilling and completion costs or to be economically viable. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon-bearing formation or experience mechanical difficulties while drilling or completing the well, resulting in a reduction in production and reserves from, or abandonment of, the well. The productivity and profitability of a well may be negatively affected by a number of additional factors, including the following:
•general economic and industry conditions, including the prices received for oil and natural gas;
•shortages of, or delays in, obtaining equipment, including hydraulic fracturing equipment, and qualified personnel;
•potential drainage of oil and natural gas from our properties by adjacent operators;
•the existence or magnitude of faults or unanticipated geological features;
•loss of or damage to oilfield development and service tools;
•accidents, equipment failures or mechanical problems;

•title defects of the underlying properties;
•increases in severance taxes;
•adverse weather conditions that delay drilling activities or cause producing wells to be shut in;
•domestic and foreign governmental regulations; and
•proximity to and capacity of gathering, processing and transportation facilities.
Furthermore, our exploration and production operations involve using some of the latest drilling and completion techniques developed by us, other operators and service providers. Risks that we face while drilling and completing horizontal wells include, but are not limited to, the following:
•landing our wellbore in the desired drilling zone;
•staying in the desired drilling zone while drilling horizontally through the formation;
•running our casing the entire length of the wellbore;
•fracture stimulating the planned number of stages;
•drilling out the plugs between stages following hydraulic fracturing operations; and
•being able to run tools and other equipment consistently through the horizontal wellbore.
Each of these risks is magnified in wells with longer laterals. In 2020, 74% of the operated wells we turned to sales had lateral lengths of two miles. In 2021, we anticipate that 98% of the operated wells we turn to sales should have lateral lengths of two miles or greater. If we do not drill productive and profitable wells in the future, our business, financial condition, results of operations, cash flows and reserves could be materially and adversely affected.
Our operations are subject to operational hazards and risks, which could result in significant damages and the loss of revenue.
There are numerous operational hazards inherent in oil and natural gas exploration, development, production, gathering, transportation and processing, including:
•natural disasters;
•adverse weather conditions;
•domestic or global health concerns, including the outbreak of contagious or pandemic diseases, such as COVID-19;
•loss of drilling fluid circulation;
•blowouts where oil or natural gas flows uncontrolled at a wellhead;
•cratering or collapse of the formation;
•pipe or cement leaks, failures or casing collapses;
•damage to pipelines, processing plants and disposal wells and associated facilities;
•fires or explosions;
•releases of hazardous substances or other waste materials that cause environmental damage;
•pressures or irregularities in formations; and
•equipment failures or accidents.
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
In addition, San Mateo’s gathering, processing and transportation assets connect to other pipelines or facilities owned and operated by unaffiliated third parties. The continuing operation of, and our continuing access to, such third-party pipelines, processing facilities and other midstream facilities is not within our control. These pipelines, plants, salt water disposal wells and other midstream facilities may become unavailable because of testing, turnarounds, line repair, maintenance, reduced operating pressure, lack of operating capacity, regulatory requirements and curtailments of receipt or deliveries due to insufficient capacity or because of damage from severe weather conditions or other operational issues. In addition, if San Mateo’s costs to access and transport on these third-party pipelines significantly increase, its profitability could be reduced. If any such increase in costs occurs, if any of these pipelines or other midstream facilities become unable to receive, transport, process or dispose of product, or if the volumes San Mateo gathers, processes or transports do not meet the product quality requirements of such pipelines or facilities, our and San Mateo’s revenues and cash flows could be adversely affected.
Insurance against all operational risks is not available to us.
Insurance against all operational risks is not available to us. We are not fully insured against all risks, including development and completion risks that are generally not recoverable from third parties or insurance. Pollution and environmental risks generally are not fully insurable. In addition, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable prices or on commercially reasonable terms. Changes in the insurance markets due to various factors may make it more difficult for us to obtain certain types of coverage in the future. As a result, we may not be able to obtain the levels or types of insurance we would have otherwise obtained prior to these market changes, and the insurance coverage we do obtain may not cover certain hazards or all potential losses that are currently covered, and may be subject to large deductibles. Losses and liabilities from uninsured and underinsured events and delays in the payment of insurance proceeds could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Because our reserves and production are concentrated in a few core areas, problems in production and markets relating to a particular area could have a material impact on our business.
Almost all of our current oil and natural gas production and our proved reserves are attributable to our properties in the Delaware Basin in Southeast New Mexico and West Texas, the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana. In recent years, the Delaware Basin has become an area of increasing focus for us, and approximately 90% of our total oil and natural gas production for 2020 was attributable to our properties in the Delaware Basin. Since 2016, the vast majority of our capital expenditures have been allocated to the Delaware Basin. We expect that substantially all of our capital expenditures in 2021 will continue to be in the Delaware Basin, with the exception of amounts allocated to limited operations in our South Texas and Haynesville shale positions to maintain and extend leases and to participate in certain non-operated well opportunities.
The industry focus on the Delaware Basin may adversely impact our ability to gather, transport and process our oil and natural gas production due to significant competition for access to gathering systems, pipelines, processing and refinery facilities and oil, condensate and produced water trucking operations. For example, infrastructure constraints have in the past required, and may in the future require, us to flare natural gas occasionally, decreasing the volumes sold from our wells. Due to the concentration of our operations, we may be disproportionately exposed to the impact of delays or interruptions of production from our wells in our operating areas caused by transportation capacity constraints or interruptions, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions or plant closures for scheduled maintenance. Due to our concentration of properties in the Delaware Basin, we are also particularly exposed to any differential between benchmark prices of oil and natural gas and the wellhead price we receive for our production. See “—Risks Related to our Financial Condition—An increase in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we receive for our production could adversely affect our business, financial condition, results of operations and cash flows.”
Our operations may also be adversely affected by weather conditions and events such as hurricanes, tropical storms and inclement winter weather, resulting in delays in drilling and completions, damage to facilities and equipment and the inability to receive equipment or access personnel and products at affected job sites in a timely manner. For example, in recent years, including in February 2021, the Delaware Basin has experienced periods of severe winter weather that impacted many operators. In particular, weather conditions and freezing temperatures have resulted in shut-ins of producing wells, power outages, curtailments in trucking, delays in drilling and completion of wells and other production constraints. Certain areas of the Delaware Basin have also experienced periods of severe flooding that impacted our operations as well as many other operators in the area, resulting in delays in drilling, completing and initiating production on certain wells. As we continue to focus our operations on the Delaware Basin, we may increasingly face these and other challenges posed by severe weather.
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
As we accumulate and process geological and production data, we attempt to create a development plan, including well spacing and completion design, that maximizes our rate of return, cash flow from operations and shareholder value. Due to many factors, however, including some beyond our control, there is no guarantee that we will be able to find the optimal plan. Future drilling and completion efforts may impact production from existing wells, and parent-child well effects may impact future well productivity as a result of timing, spacing proximity or other factors. If we are unable to design and implement an effective spacing, drilling and completions strategy, it may have a material adverse effect on our financial condition, results of operations and cash flows.
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
We use a substantial amount of water in our drilling and hydraulic fracturing operations. Our inability to obtain sufficient amounts of water at reasonable prices, or treat and dispose of water after drilling and hydraulic fracturing, could adversely impact our operations. In recent years, Southeast New Mexico and West Texas have experienced severe drought. As a result, we may experience difficulty in securing the necessary volumes of water for our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as (i) hydraulic fracturing, including, but not limited to, the use of fresh water in such operations, or (ii) disposal of waste, including, but not limited to, the disposal of produced water, drilling fluids and other wastes associated with the exploration, development and production of oil and natural gas. Furthermore, future environmental regulations and permitting requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells could increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, and all of which could have an adverse effect on our business, financial condition, results of operations and cash flows.
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
From time-to-time, we, through San Mateo or otherwise, plan and construct midstream projects, some of which may take a number of months before commercial operation, such as construction of oil, natural gas and produced water gathering systems, construction of natural gas processing plants, drilling of commercial salt water disposal wells and construction of related facilities. These projects are complex and subject to a number of factors beyond our control, including delays from third-party landowners, the permitting process, government and regulatory approval, compliance with laws, unavailability of materials, labor disruptions, environmental hazards, financing, accidents, weather and other factors. Any delay in the completion of these projects could have a material adverse effect on our business, results of operations, liquidity and financial condition. The construction of salt water disposal facilities, pipelines and gathering and processing facilities requires the expenditure of significant amounts of capital, which may exceed our estimated costs. Estimating the timing and expenditures related to these development projects is very complex and subject to variables that can significantly increase expected costs. Should the actual costs of these projects exceed our estimates, our liquidity and financial condition could be adversely affected. This level of development activity requires significant effort from our management and technical personnel and places additional requirements on our financial resources and internal financial controls. We may not have the ability to attract and/or retain the necessary number of personnel with the skills required to bring complicated projects to successful conclusions.
Our identified drilling locations are scheduled over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.
Our management team has identified and scheduled drilling locations in our operating areas over a multi-year period. Our ability to drill and develop these locations depends on a number of factors, including oil and natural gas prices, assessment of risks, costs, drilling results, reservoir heterogeneities, the availability of equipment and capital, approval by regulators, lease terms, seasonal conditions and the actions of other operators. Additionally, as lateral lengths greater than one mile become increasingly common in the Delaware Basin, we will have to cooperate with other operators to ensure that our acreage is included in drilling units or otherwise developed. In January 2021, the Biden administration issued the Biden Administration Federal Lease Orders. The impact of these federal actions remains unclear, and if the restrictions do not lapse, or other limitations or prohibitions become effective, our drilling locations on federal lands may not be drilled as scheduled. The final determination on whether to drill any of the identified locations will be dependent upon the factors described elsewhere in this Annual Report as well as, to some degree, the results of our drilling activities with respect to our established drilling locations. Because of these uncertainties, we do not know if the drilling locations we have identified will be drilled within our expected timeframe, or at all, or if we will be able to economically produce hydrocarbons from these or any other potential drilling locations. Our actual drilling activities may be materially different from our current expectations, which could adversely affect our business, financial condition, results of operations and cash flows.
Certain of our unproved and unevaluated acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage.
At December 31, 2020, we had leasehold interests in approximately 34,800 net acres across all of our areas of interest that are not currently held by production and are subject to leases with primary or renewed terms that expire prior to 2026. Unless we establish and maintain production, generally in paying quantities, on units containing these leases during their terms or we renew such leases, these leases will expire. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. In addition, on certain portions of our acreage, third-party leases, or top leases, may have been taken and could become immediately effective if our leases expire. If our leases expire or we are unable to renew such leases, we will lose our right to develop the related properties. As such, our actual drilling activities may materially differ from our current expectations, which could adversely affect our business, financial condition, results of operations and cash flows.
The 2-D and 3-D seismic data and other advanced technologies we use cannot eliminate exploration risk, which could limit our ability to replace and grow our reserves and materially and adversely affect our results of operations and cash flows.
We employ visualization and 2-D and 3-D seismic images to assist us in exploration and development activities where applicable. These techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible. We could incur losses by drilling unproductive wells based on these technologies. Furthermore, the acquisition of seismic and geological data can be expensive and require the incurrence of various risks and liabilities, and we may not be able to license or obtain such data at an acceptable cost. Poor results from our exploration and development activities could limit our ability to replace and grow reserves and adversely affect our business, financial condition, results of operations and cash flows.
Risks Related to Third Parties
Financial difficulties encountered by our oil and natural gas purchasers, third-party operators or other third parties could decrease our cash flows from operations and adversely affect the exploration and development of our prospects and assets.
We derive most of our revenues from the sale of our oil, natural gas and NGLs to unaffiliated third-party purchasers, independent marketing companies and midstream companies. We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. For the years ended December 31, 2020, 2019 and 2018, we had two, two and four significant purchasers, respectively, that collectively accounted for approximately 65%, 67% and 60%, respectively, of our total oil, natural gas and NGL revenues. We cannot ensure that we will continue to have ready access to suitable markets for our future production. If we lost one or more of these customers and were unable to sell our production to other customers on terms we consider acceptable, it could materially and adversely affect our business, financial condition, results of operations and cash flows. Furthermore, we cannot predict the extent to which counterparties’ businesses would be impacted if oil and natural gas prices decline, such prices remain depressed for a sustained period of time or other conditions in our industry were to deteriorate. Any delays in payments from our purchasers caused by financial problems encountered by them could have an immediate negative effect on our results of operations and cash flows.
In addition to credit risk related to purchasers of our production, we also face credit risk through receivables from joint interest owners on properties we operate. Joint interest receivables arise from billing entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we drill. We are generally unable to control which co-owners participate in our wells. Liquidity and cash flow problems encountered by our joint interest owners or the third-party operators of our non-operated properties may prevent or delay the drilling of a well or the development of a project. Our joint interest owners may be unwilling or unable to pay their share of the costs of projects as they become due. In the case of a farmout party, we would have to find a new farmout party or obtain alternative funding in order to complete the exploration and development of the prospects subject to a farmout agreement. In the case of a working interest owner, we could be required to pay the working interest owner’s share of the project costs. If we are not able to obtain the capital necessary to fund either of these contingencies or find a new farmout party, our results of operations and cash flows could be negatively affected.

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
The disruption of our own or third-party facilities due to maintenance, weather or other factors could negatively impact our ability to market and deliver our oil, natural gas and NGLs. If our costs to access and transport on these pipelines significantly increase, our profitability could be reduced. Third parties control when or if their facilities are restored and what prices will be charged. In the past, we have experienced pipeline and natural gas processing interruptions and capacity and infrastructure constraints associated with natural gas production, which has, among other things, required us to flare natural gas occasionally. While we have entered into natural gas processing and transportation agreements covering the anticipated natural gas production from a significant portion of our Delaware Basin acreage in Southeast New Mexico and West Texas, no assurance can be given that these agreements will alleviate these issues completely, and we may be required to pay deficiency payments under such agreements if we do not meet the gathering or processing commitments, as applicable. We may experience similar interruptions and processing capacity constraints as we continue to explore and develop our Wolfcamp, Bone Spring and other liquids-rich plays in the Delaware Basin in 2021. If we were required to shut in our production or flare our natural gas for long periods of time due to pipeline interruptions or lack of processing facilities or capacity of these facilities, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
San Mateo’s midstream facilities are, or will be, connected to oil and natural gas wells operated by us or by third parties from which production will naturally decline over time, which means that the cash flows associated with these sources of oil, natural gas, NGLs and produced water will also decline over time. Some of these third parties are not subject to minimum volume commitments. To maintain or increase throughput levels on San Mateo’s gathering systems and the utilization rate at its other midstream facilities, San Mateo must continually obtain new sources of products. San Mateo’s ability to obtain additional sources of oil, natural gas, NGLs and produced water depends, in part, on the level of successful drilling and production activity near its gathering and transportation systems and other midstream facilities. San Mateo has no control over the level of activity in the areas of its operations, the amount of reserves associated with the wells or the rate at which production from a well will decline. In addition, San Mateo has no control over producers or their drilling or production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations, the availability of drilling rigs, other production and development costs and the availability and cost of capital.
We have entered into certain long-term contracts that require us to pay fees to our service providers based on minimum volumes regardless of actual volume throughput and that may limit our ability to use other service providers.
From time to time, we have entered into and may in the future enter into certain oil, natural gas or produced water gathering or transportation agreements, natural gas processing agreements, NGL transportation agreements, produced water disposal agreements or similar commercial arrangements with midstream companies, including San Mateo. Certain of these agreements require us to meet minimum volume commitments, often regardless of actual throughput. Our reduced drilling activity could result in insufficient production to fulfill our obligations under these agreements. As of December 31, 2020, our long-term contractual obligations under agreements with minimum volume commitments totaled approximately $1.1 billion over the terms of the agreements. If we have insufficient production to meet the minimum volume commitments under any of these agreements, our cash flow from operations will be reduced, which may require us to reduce or delay our planned investments and capital expenditures or seek alternative means of financing, all of which may have a material adverse effect on our results of operations.
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
Competition in the oil and natural gas industry is intense, making it more difficult for us to acquire properties, market oil and natural gas, provide midstream services and secure trained personnel, and our competitors may use superior technology and data resources that we may be unable to afford.
Competition is intense in virtually all facets of our business. Our ability to acquire additional prospects and to find and develop reserves in the future will depend in part on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. Similarly, our midstream business, and particularly the success of San Mateo, depends in part on our ability to compete with other midstream service companies to attract third-party customers to our midstream facilities. San Mateo competes with other midstream companies that provide similar services in its areas of operations, and such companies may have legacy relationships with producers in those areas and may have a longer history of efficiency and reliability. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. Many of our competitors possess and employ financial, technical, technological and personnel resources substantially greater than ours. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial, technical, technological or personnel resources permit. As our competitors use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. We cannot be certain that we will be able to implement technologies on a timely basis or at a cost that is acceptable to us. One or more of the technologies that we use or that we may implement in the future may become obsolete, and our operations may be adversely affected.
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
We are not the operator on some of our properties, particularly in the Haynesville shale. We also have other non-operated acreage positions in Northwest Louisiana, Southeast New Mexico, West Texas and South Texas. Because we are not the operator for these properties, our ability to exercise influence over the operations of these properties or their associated costs is limited. Our dependence on the operators and other working interest owners of these projects and our limited ability to influence operations and associated costs, or control the risks, could materially and adversely affect the drilling results, reserves and future cash flows from these properties. The success and timing of our drilling and development activities on properties operated by others therefore depends upon a number of factors, including:
•the timing and amount of capital expenditures;
•the operator’s expertise and financial resources;
•the rate of production of reserves, if any;
•approval of other participants in drilling wells; and
•selection and implementation or execution of technology.
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
Risks Related to Laws and Regulations
Approximately 28% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands.
At December 31, 2020, Matador held approximately 124,700 net leasehold and mineral acres in the Delaware Basin in Eddy and Lea Counties, New Mexico and in Loving County, Texas, of which approximately 34,500 net acres, or about 28%, were on federal lands administered by the BLM. In addition to permits issued by state and local authorities, oil and natural gas activities on federal lands also require permits from the BLM. Permitting for oil and natural gas activities on federal lands can take significantly longer than the permitting process for oil and natural gas activities not located on federal lands. Delays in obtaining necessary permits can disrupt our operations and have an adverse effect on our business. These BLM leases contain relatively standardized terms and require compliance with detailed regulations and orders, which are subject to change. These operations are also subject to BLM rules regarding engineering and construction specifications for production facilities, safety procedures, the valuation of production, the payment of royalties, the removal of facilities, the posting of bonds, hydraulic fracturing, the control of air emissions and other areas of environmental protection. These rules could result in increased compliance costs for our operations, which in turn could have an adverse effect on our business and results of operations. Under certain circumstances, the BLM may require our operations on federal leases to be suspended or terminated. In addition, litigation related to leasing and permitting of federal lands could also restrict, delay or limit our ability to conduct operations on our federal leasehold or acquire additional federal leasehold. In January 2021, the Biden administration issued the Biden Administration Federal Lease Orders. The impact of these federal actions remains unclear, and if the restrictions do not lapse, or other limitations or prohibitions become effective, our oil and natural gas operations on federal lands could be adversely impacted. At the federal level, various policy makers, regulatory agencies and political candidates, including President Biden, have also proposed restrictions on hydraulic fracturing, including its outright prohibition. It is possible that any such restrictions on hydraulic fracturing may particularly target activity on federal lands. Any federal legislation, regulations or orders intended to limit or restrict oil and natural gas operations on federal lands, if enacted, could have an adverse impact on our business, financial condition, results of operations and cash flows.
Oil and natural gas exploration and production activities on federal lands are also subject to NEPA, which requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses impacts that are “reasonably foreseeable” and have a “reasonably close causal relationship” to the agency action under review and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. This process, including any additional requirements that may be implemented, has the potential to delay or even halt development of future oil and natural gas projects with NEPA applicability.
We are subject to government regulation and liability, including complex environmental laws, which could require significant expenditures.
The exploration, development, production, gathering, processing, transportation and sale of oil and natural gas in the United States are subject to many federal, state and local laws, rules and regulations, including complex environmental laws and regulations. The change in the presidential administration may also increase the uncertainty with regard to potential changes in these laws, rules and regulations and the enforcement of any new legislation or directives by governmental authorities. Matters subject to regulation include discharge permits, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation, gathering and transportation of oil, natural gas and NGLs, gathering and disposal of produced water, environmental matters and health and safety criteria addressing worker protection. Under these laws and regulations, we may be required to make large expenditures that could materially adversely affect our financial condition, results of operations and cash flows. If existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations or those of our service providers, such changes may affect the costs that we pay for such services or the results of business. In addition to expenditures required in order for us to comply with such laws and regulations, expenditures required by such laws and regulations could also include payments and fines for:
•personal injuries;
•property damage;
•containment and clean-up of oil, produced water and other spills;
•management and disposal of hazardous materials;
•remediation, clean-up costs and natural resource damages; and
•other environmental damages.
We do not believe that full insurance coverage for all potential damages is available at a reasonable cost. Failure to comply with these laws and regulations may also result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties, injunctive relief and/or the imposition of investigatory or other remedial obligations. The costs of remedying noncompliance may be significant, and remediation obligations could adversely affect our financial condition, results of operations and leasehold acreage. Laws, rules and regulations protecting the environment have changed frequently and the changes often include increasingly stringent requirements. These laws, rules and regulations may impose liability on us for environmental damage and disposal of hazardous and non-hazardous materials even if we were not negligent or at fault. We may also be found to be liable for the conduct of others or for acts that complied with applicable laws, rules or regulations at the time we performed those acts. These laws, rules and regulations are interpreted and enforced by numerous federal and state agencies. In addition, private parties, including the owners of properties upon which our wells are drilled or our facilities are located, the owners of properties adjacent to or in close proximity to those properties or non-governmental organizations such as environmental groups, may also pursue legal actions against us based on alleged non-compliance with certain of these laws, rules and regulations. For example, a number of lawsuits have been filed in some states alleging that fluid injection or oil and natural gas extraction have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. Private parties may also pursue legal actions challenging permitting programs that authorize certain of our operations. For example, it is possible that courts could vacate relevant NWPs as such potential permit coverage relates to activities in the oil and natural gas sector, or the Biden administration could choose to suspend the availability of NWPs in the future, thereby forcing our relevant operations to seek coverage under individual permits under CWA Section 404 (which is a longer and more administratively complex process that is subject to NEPA).
Part of the regulatory environment in which we operate includes, in some cases, federal requirements for obtaining environmental assessments, environmental impact statements and/or plans of development before commencing exploration and production or midstream activities. Oil and natural gas operations in certain of our operating areas can be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife. Furthermore, we participate in candidate conservation agreements for the lesser prairie-chicken, the sand dune lizard and the Texas hornshell mussel, pursuant to which we are restricted from operating in certain sensitive locations or at certain times. Participation in such agreements or the designation of previously unprotected species as threatened or endangered species could prohibit drilling or other operations in certain of our operating areas, cause us to incur increased costs arising from species protection measures or result in limitations on our exploration and production and midstream activities, each of which could have an adverse impact on our business, financial condition, results of operations and cash flows. See “Business—Regulation.”
We are subject to federal, state and local taxes and may become subject to new taxes or have eliminated or reduced certain federal income tax deductions currently available with respect to oil and natural gas exploration and production activities as a result of future legislation, which could adversely affect our business, financial condition, results of operations and cash flows.
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
Periodically, legislation is introduced to eliminate certain key U.S. federal income tax preferences currently available to oil and natural gas exploration and production companies. Such changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for certain oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain U.S. production or manufacturing activities and (iv) the increase in the amortization period for geological and geophysical costs paid or incurred in connection with the exploration for, or development of, oil or natural gas within the United States. The Tax Cuts and Jobs Act did not include any of these proposals, except for the repeal of the domestic manufacturing tax deduction for oil and natural gas companies. It is possible, however, that such provisions could be proposed in the future. The passage of any legislation or any other similar change in U.S. federal income tax law could affect certain tax deductions that are currently available with respect to oil and natural gas exploration and production activities and could negatively impact our financial condition, results of operations and cash flows.
In 2019, a bill was introduced in the New Mexico Senate to add a surtax on natural gas processors that would have started at $0.60 per MMBtu in 2020 and escalated to $3.00 per MMBtu by 2024. Although the bill did not pass, any such surtax would adversely affect the ability of San Mateo and other natural gas processors to operate in New Mexico and would adversely affect the prices we receive for our natural gas processed in New Mexico.
The Tax Cuts and Jobs Act may impact our ability to fully utilize our interest expense deductions and net operating loss carryforwards to fully offset our taxable income in future periods.
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
Hydraulic fracturing involves the injection of water, sand or other proppants and chemicals under pressure into rock formations to stimulate oil and natural gas production. We routinely use hydraulic fracturing to complete wells in order to produce oil, natural gas and NGLs from formations such as the Wolfcamp and Bone Spring plays, the Eagle Ford shale and the Haynesville shale, where we focus our operations. Hydraulic fracturing has been regulated at the state and local level through permitting and compliance requirements. Federal, state and local laws or regulations targeting various aspects of the hydraulic fracturing process are being considered, or have been proposed or implemented. In past sessions, Congress has considered, but has not passed, legislation to amend the SDWA, to remove the SDWA’s exemption granted to most hydraulic fracturing operations (other than operations using fluids containing diesel) and to require reporting and disclosure of chemicals used by oil and natural gas companies in the hydraulic fracturing process. Also at the federal level, in March 2015, the BLM issued final rules, including new requirements relating to public disclosure, wellbore integrity and handling of flowback water, to regulate hydraulic fracturing on federal and Indian lands. These rules were rescinded by rule in December 2017; however, in January 2018, California and a coalition of environmental groups filed a lawsuit in the Northern District of California to challenge the BLM’s rescission of the rules. The Northern District of California upheld the rescission in 2020, but this decision was then appealed to the Ninth Circuit Court of Appeals. This litigation is ongoing and future implementation of the BLM rules is uncertain at this time.
Various policymakers, regulatory agencies and political candidates at the federal, state and local levels have proposed restrictions on hydraulic fracturing, including its outright prohibition. At various times during his campaign, President Biden indicated support for prohibitions of hydraulic fracturing on federal lands or outright. Any such restrictions on hydraulic fracturing on federal lands could adversely impact our operations in the Delaware Basin, and an outright prohibition would adversely impact all of our operations. In addition, a number of states and local regulatory authorities are considering or have implemented more stringent regulatory requirements applicable to hydraulic fracturing, including bans or moratoria on drilling that effectively prohibit further production of oil and natural gas through the use of hydraulic fracturing or similar operations. For example, in December 2014, New York announced a moratorium on high volume fracturing activities combined with horizontal drilling following the issuance of a study regarding the safety of hydraulic fracturing. Certain communities in Colorado have also enacted bans on hydraulic fracturing. These actions are the subject of legal challenges. Texas and New Mexico have adopted regulations that require the disclosure of information regarding the substances used in the hydraulic fracturing process. Recently, bills have been introduced in the New Mexico legislature to place a moratorium on, ban or otherwise restrict hydraulic fracturing activities, including prohibiting the injection of fresh water in such operations. Although such bills have not passed, similar laws, rules, regulations or orders at the local, state or federal level could limit our operations.
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
State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for produced water disposal and the increased occurrence of seismic activity. When caused by human activity, such events are called “induced seismicity.” Regulatory agencies at all levels are continuing to study the possible link between oil and natural gas activity and induced seismicity. In addition, a number of lawsuits have been filed in some states alleging that fluid injection or oil and natural gas extraction have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements regarding the permitting of salt water disposal wells or otherwise, to assess the relationship between seismicity and the use of such wells.
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
We believe it is likely that scientific and political attention to issues concerning the extent, causes of and responsibility for climate change will continue, with the potential for further regulations and litigation that could affect our operations. Our operations result in greenhouse gas emissions. The EPA has published its final findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and welfare because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. There were attempts at comprehensive federal legislation establishing a cap and trade program, but that legislation did not pass. Further, various states have considered or adopted legislation that seeks to control or reduce emissions of greenhouse gases from a wide range of sources. Internationally, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the United States in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas emission reduction goals, every five years beginning in 2020. While the United States exited the Paris Agreement in November 2020, effective February 19, 2021, President Biden caused the United States to rejoin the Paris Agreement. In 2019, New Mexico’s governor signed an executive order declaring that New Mexico would support the goals of the Paris Agreement by joining the U.S. Climate Alliance, a bipartisan coalition of governors committed to reducing greenhouse gas emissions consistent with the goals of the Paris Agreement. The stated objective of the executive order is to achieve a statewide reduction in greenhouse gas emissions of at least 45% by 2030 as compared to 2005 levels. The executive order also requires New Mexico regulatory agencies to create an “enforceable regulatory framework” to ensure methane emission reductions. Following that executive order, the NMOCD, NMED and New Mexico legislature have proposed various rules, regulations and bills regarding the reduction of natural gas waste and the control of emissions that would, among other items, require upstream and midstream operators to reduce natural gas waste by a fixed amount each year and achieve a 98% natural gas capture rate by the end of 2026. The EPA has also finalized regulations targeting new sources of methane emissions from the oil and natural gas industry. While in August 2020, the EPA rescinded or modified certain methane and volatile organic compound emissions standards for oil and natural gas operations, President Biden has requested the EPA to consider establishing new emissions standards. Any future international agreements, federal or state laws or implementing regulations that may be adopted to address greenhouse gas emissions could, and in all likelihood would, require us to incur increased operating costs, adversely affecting our profits, and could adversely affect demand for the oil and natural gas we produce, depressing the prices we receive for oil and natural gas.
In an interpretative guidance on climate change disclosures, the SEC indicated that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland and water availability and quality. If such effects were to occur, there is the potential for our exploration and production operations to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low-lying areas, disruption of our production, less efficient or non-routine operating practices necessitated by climate effects and increased costs for insurance coverage in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by us or other midstream companies, service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change. In addition, our hydraulic fracturing operations require large amounts of water. See “—Risks Related to our Operations—If we are unable to acquire adequate supplies of water for our drilling and hydraulic fracturing operations or are unable to dispose of the water we use at a reasonable cost and pursuant to applicable environmental rules, our ability to produce oil and natural gas commercially and in commercial quantities could be impaired.” Should climate change or other drought conditions occur, our ability to obtain water of a sufficient quality and quantity could be impacted and in turn, our ability to perform hydraulic fracturing operations could be restricted or made more costly.
The adoption of legislation or regulatory programs to reduce greenhouse gas emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Reduced demand for the oil and natural gas that we produce could also have the effect of lowering the value of our reserves. In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds, promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Additionally, the threat of climate change has resulted in increasing political risk in the United States as various policy makers, regulatory agencies and political candidates at the federal, state and local levels have proposed bans of new leases for production of minerals on federal properties and various restrictions on hydraulic fracturing, including its outright prohibition. In January 2021, the Biden administration issued the Biden Administration Federal Lease Orders. The impact of these federal actions remains unclear, and if the restrictions do not lapse, or other limitations or prohibitions become effective, our oil and natural gas operations on federal lands could be adversely impacted.
President Biden and the Democratic Party, which now controls Congress, have identified climate change as a priority, and it is expected that new executive orders, regulatory action and/or legislation targeting greenhouse gas emissions, or prohibiting or restricting oil and natural gas development activities in certain areas, will be proposed and/or promulgated during the Biden administration. In addition, the Biden administration has already issued multiple executive orders pertaining to environmental regulations and climate change, including the Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis and the Executive Order on Tackling the Climate Crisis at Home and Abroad. In the latter executive order, President Biden established climate change as a primary foreign policy and national security consideration, affirmed that achieving net-zero greenhouse gas emissions by or before 2050 is a critical priority, affirmed his administration’s desire to establish the United States as a leader in addressing climate change and generally further integrated climate change and environmental justice considerations into government agencies’ decision-making, among other measures. Finally, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against oil and natural gas companies in connection with their greenhouse gas emissions. Should we be targeted by any such litigation or investigations, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the causation of or contribution to the asserted damage, or to other mitigating factors. The ultimate impact of greenhouse gas emissions-related agreements, legislation and measures on our financial performance is highly uncertain because we are unable to predict, for a multitude of individual jurisdictions, the outcome of political decision-making processes and the variables and trade-offs that inevitably occur in connection with such processes.
New regulations on all emissions from our operations could cause us to incur significant costs.
In recent years, the EPA issued final rules to subject oil and natural gas operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants programs under the CAA and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured oil and natural gas wells, compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. These rules have required changes to our operations, including the installation of new equipment to control emissions. The EPA finalized a more stringent National Ambient Air Quality Standard (“NAAQS”) for ozone in October 2015. The EPA finished promulgating final area designations under the new standard in 2018, which, to the extent areas in which we operate have been classified as “non-attainment” areas, may result in an increase in costs for emission controls and requirements for additional monitoring and testing, as well as a more cumbersome permitting process. To the extent regions reclassified as non-attainment areas under the lower ozone standard have begun implementing new, more stringent regulations, those regulations could also apply to our or San Mateo’s customers’ operations. Generally, it takes states several years to develop compliance plans for their non-attainment areas. In November 2016, the Department of the Interior issued final rules relating to the venting, flaring and leaking of natural gas by oil and natural gas producers who operate on federal and Indian lands. The rules limit routine flaring of natural gas, require the payment of royalties on avoidable natural gas losses and require plans or programs relating to natural gas capture and leak detection and repair. The BLM then finalized a revised rule in 2018 that scaled back the waste-prevention requirements of the 2016 rule, but this revised rule was vacated by a California federal district court in 2020, a decision which the BLM has appealed to the Ninth Circuit Court of Appeals. If not withdrawn or significantly revised, these rules are expected to result in an increase to our operating costs and changes in our operations. In addition, several states are pursuing similar measures to regulate emissions of methane from new and existing sources within the oil and natural gas source category. As a result of this continued regulatory focus, future federal and state regulations of the oil and natural gas industry remain a possibility and could result in increased compliance costs for our operations.
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
Several states have also passed legislation or promulgated rules to address pipeline safety. Compliance with pipeline integrity laws and other pipeline safety regulations issued by state agencies such as the RRC and the NMOCD could result in substantial expenditures for testing, repairs and replacement. Due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, there can be no assurance that future compliance with PHMSA or state requirements will not have a material adverse effect on our results of operations or financial position.
A change in the jurisdictional characterization of some of our assets by FERC or a change in policy by FERC may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase.
Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC under the NGA. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to FERC regulation. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of ongoing litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts or Congress. Similarly, intrastate crude oil pipeline facilities are exempt from regulation by FERC under the ICA. San Mateo’s Rustler Breaks Oil Pipeline System, which includes crude oil gathering and transportation pipelines from origin points in Eddy County, New Mexico to an interconnect with Plains, is subject to FERC jurisdiction. We believe the other crude oil pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as an intrastate facility not subject to FERC regulation. Whether a pipeline provides service in interstate commerce or intrastate commerce is highly fact dependent and determined on a case-by-case basis. A change in the jurisdictional characterization of our facilities by FERC, the courts or Congress, a change in policy by FERC or Congress or the expansion of our activities may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase.
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
Our stock price has experienced volatility and could vary significantly as a result of a number of factors. In 2020, our stock price fluctuated between a high of $19.83 and a low of $1.11. In addition, the trading volume of our common stock may continue to fluctuate and cause significant price variations to occur. In the event of a drop in the market price of our common stock, you could lose a substantial part or all of your investment in our common stock. In addition, the stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.
Factors that could affect our stock price or result in fluctuations in the market price or trading volume of our common stock include:
•our actual or anticipated operating and financial performance and drilling locations, including oil and natural gas reserves estimates;
•quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and cash flows, or those of companies that are perceived to be similar to us;
•changes in revenue, cash flows or earnings estimates or publication of reports by equity research analysts;
•declaration of dividends or adjustments to our dividend policy;
•speculation in the press or investment community;
•announcement or consummation of acquisitions, dispositions or joint ventures by us;
•public reaction to our operations or plans, press releases, announcements and filings with the SEC;
•the publication of research or reports by industry analysts regarding the Company, its competitors or our industry;
•the enactment of federal, state or local laws, rules or regulations that restrict our ability to conduct our operations, such as the Biden Administration Federal Lease Orders;

•sales of our common stock by the Company, directors, officers or other shareholders, or the perception that such sales may occur;
•general financial market conditions and oil and natural gas industry market conditions, including fluctuations in the price of oil, natural gas and NGLs;
•domestic or global health concerns, including the outbreak of contagious or pandemic diseases, such as COVID-19;
•the realization of any of the risk factors presented in this Annual Report;
•the recruitment or departure of key personnel;
•commencement of, involvement in or unfavorable resolution of litigation;
•the success of our exploration and development operations, our midstream business (including San Mateo) and the marketing of any oil, natural gas and NGLs we produce;
•changes in market valuations of companies similar to ours; and
•domestic and international economic, legal and regulatory factors unrelated to our performance.
Conservation measures and a negative shift in market perception towards the oil and natural gas industry could adversely affect demand for oil and natural gas and our stock price.
Certain segments of the investor community have recently expressed negative sentiment towards investing in the oil and natural gas industry. Recent equity returns in the sector versus other industry sectors have led to lower oil and natural gas representation in certain key equity market indices. Some investors, including certain pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and natural gas sector based on social and environmental considerations. Other significant investors have published ESG disclosure standards that companies in which they invest are expected to adopt or follow. Furthermore, fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas. Such developments could result in downward pressure on the stock prices of oil and natural gas companies, including ours.
Certain other stakeholders have pressured commercial and investment banks to stop funding oil and natural gas projects. With the continued volatility in oil and natural gas prices, and the possibility that interest rates will rise in the near term, increasing the cost of borrowing, certain investors have emphasized capital efficiency and free cash flow from earnings as key drivers for energy companies, especially those primarily focused in the shale play arena. This may also result in a reduction of available capital funding for potential development projects, further impacting our future financial results. Furthermore, if we are unable to achieve the desired level of capital efficiency or free cash flow within the timeframe expected by the market, our stock price may be adversely affected.
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
As of February 23, 2021, our directors and executive officers beneficially owned approximately 7% of our outstanding common stock. These shareholders could influence or control to some degree the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions. Their influence or control of the Company may have the effect of delaying or preventing a change of control of the Company and may adversely affect the voting and other rights of other shareholders. In addition, due to their ownership interest in our common stock, our directors and executive officers may be able to remain entrenched in their positions.
Our Board can authorize the issuance of preferred stock, which could diminish the rights of holders of our common stock and make a change of control of the Company more difficult even if it might benefit our shareholders.
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
General Risk Factors
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
Our success depends, to a large extent, on our ability to retain our key personnel, including our chairman and chief executive officer, management and technical team, the members of our Board and our special Board advisors, and the loss of any key personnel, Board member or special Board advisor could disrupt our business operations.
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
Our certificate of formation and bylaws contain certain provisions that may discourage, delay or prevent a merger or acquisition that our shareholders may consider favorable. These provisions include:
•authorization for our Board of Directors to issue preferred stock without shareholder approval;
•a classified Board of Directors so that not all members of our Board of Directors are elected at one time;
•the prohibition of cumulative voting in the election of directors; and
•a limitation on the ability of shareholders to call special meetings to those owning at least 25% of our outstanding shares of common stock.
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
On November 4, 2019, we received a Notice of Violation and Finding of Violation from the EPA and a Notice of Violation from the NMED alleging violations of the CAA and New Mexico State Implementation Plan at certain of our operated locations in New Mexico. We have provided information to the EPA and NMED and are engaged in discussions regarding a resolution of the alleged violations. We believe it is remote that the resolution of this matter will have a material adverse impact on our financial condition, results of operations or cash flows. Resolution of the matter may result in monetary sanctions of more than $300,000.

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
On February 23, 2021, we had 116,764,838 shares of common stock outstanding held by approximately 350 record holders, excluding shareholders for whom shares are held in “nominee” or “street” name.
Equity Compensation Plan Information
The following table presents the securities authorized for issuance under our equity compensation plans as of December 31, 2020.

Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(1)(2)	4,374,342	$23.08	1,940,386
Equity compensation plans not approved by security holders	—	—	—
Total	4,374,342	$23.08	1,940,386
__________________

(1)Our Board of Directors has determined not to make any additional grants of awards under the Matador Resources Company 2003 Stock and Incentive Plan (the “2003 Incentive Plan”) or the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (the “2012 Incentive Plan”).
(2)The Matador Resources Company 2019 Long-Term Incentive Plan (the “2019 Incentive Plan”) was adopted by our Board of Directors in April 2019 and approved by our shareholders on June 6, 2019. For a description of our 2019 Incentive Plan, see Note 9 to the consolidated financial statements in this Annual Report.

Share Performance Graph
The following graph compares the cumulative return on a $100 investment in our common stock from December 31, 2015 through December 31, 2020, to that of the cumulative return on a $100 investment in the Russell 2000 Index and the Russell 2000 Energy Index for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed.
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

Comparison of Cumulative Total Return Among
Matador Resources Company, the Russell 2000 Index
and the Russell 2000 Energy Index

180
160
140
120
100
80
60
40
20
12/31/15
06/30/16
12/31/16
06/30/17
12/31/17
06/30/18
12/31/18
06/30/19
12/31/19
06/30/20
12/31/20
MTDR
Russell 2000
Russell 2000 Energy

Repurchase of Equity by the Company or Affiliates
During the quarter ended December 31, 2020, the Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
October 1, 2020 to October 31, 2020	365	$7.07	—	—
November 1, 2020 to November 30, 2020	—	—	—	—
December 1, 2020 to December 31, 2020	96	12.07	—	—
Total	461	$8.11	—	—
_________________

(1)The shares were not re-acquired pursuant to any repurchase plan or program. The Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Item 6. Selected Financial Data.
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results, and the differences can be material. Some of the key factors that could cause actual results to vary from our expectations include changes in oil or natural gas prices, the timing of planned capital expenditures, availability under our Credit Agreement and the San Mateo Credit Facility, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting our oil and natural gas and midstream operations, the condition of the capital markets generally, as well as our ability to access them, the impact of the worldwide spread of COVID-19 on oil and natural gas demand, oil and natural gas prices and our business, the proximity to and capacity of gathering, processing and transportation facilities, availability and integration of acquisitions, uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below and elsewhere in this Annual Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Note Regarding Forward-Looking Statements.”
For a comparison of our results of operations for the years ended December 31, 2019 and December 31, 2018, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020.
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
2020 Operational Highlights
During the first quarter and through April 2020, the oil and natural gas industry witnessed an abrupt and significant decline in oil prices from $63 per Bbl in early January to as low as ($38) per Bbl in late April. This sudden decline in oil prices was attributable to two primary factors: (i) the precipitous decline in global oil demand resulting from the worldwide spread of COVID-19 and (ii) a sudden, unexpected increase in global oil supply resulting from actions initiated by Saudi Arabia to increase its oil production to world markets following the failure of efforts by OPEC+ to agree on coordinated production cuts at their March 6, 2020 meetings in Vienna, Austria. Primarily as a result of these unexpected events and the resulting declines in oil prices, we significantly modified our 2020 operational plan.
We began 2020 operating six drilling rigs in the Delaware Basin, as we continued to focus on the exploration, delineation and development of our Delaware Basin acreage in Loving County, Texas and Lea and Eddy Counties, New Mexico. We had originally planned to operate these six drilling rigs in the Delaware Basin throughout 2020. As a result of the events noted above, however, we released (i) one operated drilling rig from our Wolf asset area late in the first quarter of 2020, (ii) a second operated drilling rig from the Greater Stebbins Area in late April 2020 and (iii) a third operated drilling rig from our Rustler Breaks asset area in late June 2020. We operated three drilling rigs in the Delaware Basin during the remainder of 2020. Two of these rigs operated primarily in the Stateline asset area, and the third rig operated primarily in the Rustler Breaks asset area and in the Rodney Robinson leasehold in the western portion of the Antelope Ridge asset area during the second half of 2020.
During the year ended December 31, 2020, we completed and began producing oil and natural gas from 53 gross (45.6 net) operated and 36 gross (2.2 net) non-operated wells in the Delaware Basin. We did not conduct any operated drilling and completion activities on our leasehold properties in South Texas or Northwest Louisiana during 2020, although we did participate in the drilling and completion of four gross (less than 0.1 net) non-operated Haynesville shale wells that began producing in 2020.

The vast majority of our 2020 capital expenditures was directed to (i) the delineation and development of our leasehold position in the Delaware Basin, (ii) the development of certain midstream assets to support our operations there, (iii) our participation in non-operated wells drilled and completed in the Delaware Basin and (iv) the acquisition of additional leasehold and mineral interests prospective for the Wolfcamp, Bone Spring and other liquids-rich plays in the Delaware Basin. Our remaining capital expenditures were primarily directed to the installation of pumping units and other facilities on certain of our Eagle Ford shale wells in South Texas and to our participation in several non-operated wells drilled and completed in the Haynesville shale throughout 2020.
Our average daily oil equivalent production for the year ended December 31, 2020 was 75,175 BOE per day, including 43,526 Bbl of oil per day and 189.9 MMcf of natural gas per day, an increase of 14%, as compared to 66,203 BOE per day, including 38,312 Bbl of oil per day and 167.4 MMcf of natural gas per day, for the year ended December 31, 2019. Our average daily oil production in 2020 of 43,526 Bbl of oil per day increased 14% from 38,312 Bbl of oil per day in 2019. This increase in oil production was primarily a result of our ongoing delineation and development drilling activities in the Delaware Basin, which offset declining oil production in the Eagle Ford shale where we have not turned to sales any new operated wells since the second quarter of 2019. Our average daily natural gas production of 189.9 MMcf per day in 2020 increased 13% from 167.4 MMcf per day in 2019. This increase in natural gas production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin, which offset declining natural gas production in the Haynesville shale where we had significantly less non-operated activity in 2020 as compared to 2019. Oil production comprised 58% of our total production for each of the years ended December 31, 2020 and December 31, 2019.
For the year ended December 31, 2020, our oil and natural gas revenues were $744.5 million, a decrease of 17% from oil and natural gas revenues of $892.3 million for the year ended December 31, 2019. Our oil revenues decreased 22% to approximately $595.5 million, as compared to $759.8 million for the year ended December 31, 2019. The decrease in oil revenues resulted from a lower weighted average realized oil price of $37.38 per Bbl in 2020, as compared to $54.34 per Bbl in 2019. This decrease was partially offset by the 14% increase in oil production for the year ended December 31, 2020 noted above. Our natural gas revenues increased 12% to approximately $149.0 million, as compared to $132.5 million for the year ended December 31, 2019. The increase in natural gas revenues primarily resulted from the 13% increase in our natural gas production noted above.
We reported a net loss attributable to Matador shareholders of approximately $593.2 million, or ($5.11) per diluted common share, on a GAAP basis for the year ended December 31, 2020, as compared to net income of $87.8 million, or $0.75 per diluted common share, for the year ended December 31, 2019. Adjusted EBITDA for the year ended December 31, 2020 was $519.3 million, as compared to Adjusted EBITDA of $610.8 million for the year ended December 31, 2019. Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “Selected Financial Data—Non-GAAP Financial Measures.”
At December 31, 2020, our estimated total proved oil and natural gas reserves were 270.3 million BOE, including 159.9 million Bbl of oil and 662.3 Bcf of natural gas, with a Standardized Measure of $1.58 billion and a PV-10 of $1.66 billion. At December 31, 2019, our estimated total proved oil and natural gas reserves were 252.5 million BOE, including 148.0 million Bbl of oil and 627.2 Bcf of natural gas, with a Standardized Measure of $2.03 billion and a PV-10 of $2.25 billion. Our estimated total proved reserves of 270.3 million BOE at December 31, 2020 represented a 7% year-over-year increase, as compared to 252.5 million BOE at December 31, 2019. Our estimated proved oil reserves of 159.9 million Bbl at December 31, 2020 increased 8%, as compared to 148.0 million Bbl at December 31, 2019. Proved oil reserves comprised 59% of our total proved reserves at both December 31, 2020 and December 31, 2019. At December 31, 2020, 46% of our total proved reserves were proved developed reserves, as compared to 42% at December 31, 2019.
Our proved oil and natural gas reserves in the Delaware Basin increased 12% to 261.9 million BOE at December 31, 2020, as compared to 232.8 million BOE at December 31, 2019, primarily as a result of our ongoing delineation and development operations there. At December 31, 2020, approximately 97% of our total proved oil and natural gas reserves were attributable to our properties in the Delaware Basin. Our proved oil reserves in the Delaware Basin increased 12% to 156.3 million Bbl at December 31, 2020, as compared to 139.6 million Bbl at December 31, 2019. Proved oil reserves comprised 60% of our Delaware Basin total proved reserves at both December 31, 2020 and December 31, 2019.
At both December 31, 2020 and December 31, 2019, these reserves estimates were based on evaluations prepared by our engineering staff and have been audited for their reasonableness and conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers. Standardized Measure represents the present value of estimated future net cash flows from proved reserves, less estimated future development, production, plugging and abandonment costs and income tax expenses, discounted at 10% per annum to reflect the timing of future cash flows. Standardized Measure is not an estimate of the fair market value of our properties. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see “Business—Estimated Proved Reserves.”

2020 Midstream Highlights
Effective October 1, 2020, together with our joint venture partner, Five Point, we completed the successful merger of San Mateo II with and into San Mateo I. San Mateo is owned 51% by us and 49% by Five Point.
San Mateo achieved strong operating results in 2020, highlighted by (i) increased midstream services revenues, (ii) increased produced water handling volumes and (iii) increased oil gathering and transportation volumes, all as compared to 2019. San Mateo’s natural gas gathering and processing volumes declined slightly in 2020 as compared to 2019 due to reduced volumes from a significant third-party customer, but, on a quarterly sequential basis, San Mateo’s natural gas gathering and processing volumes, produced water handling volumes and oil gathering and transportation volumes all increased significantly in the fourth quarter of 2020, as compared to the third quarter, as we realized the first full quarter of production from the Boros wells in the Stateline asset area and the Leatherneck wells in the Greater Stebbins Area.
During the third quarter of 2020, San Mateo completed the construction and successful start-up of the expansion of the Black River Processing Plant, which added an incremental designed inlet capacity of 200 MMcf of natural gas per day to the previously designed inlet capacity of 260 MMcf per day for a total designed inlet capacity of 460 MMcf per day. The expanded Black River Processing Plant supports our exploration and development activities in the Delaware Basin and, at December 31, 2020, was gathering and processing natural gas from the Stateline asset area and from the Greater Stebbins Area. The Black River Processing Plant also processes natural gas from our Rustler Breaks asset area and provides natural gas processing services for other San Mateo customers in the area.
In September 2020, San Mateo also completed and placed in service approximately 43 miles of large diameter natural gas gathering pipelines between the Black River Processing Plant and the Stateline asset area (approximately 24 miles) and the Greater Stebbins Area (approximately 19 miles). In addition, San Mateo completed and placed in service approximately 19 miles of various diameter crude oil pipelines from certain points of origin in the Greater Stebbins Area to the existing San Mateo interconnect with Plains in Eddy County, New Mexico. At December 31, 2020, San Mateo was gathering or transporting our oil and natural gas production via pipeline in both the Stateline asset area and the Greater Stebbins Area, as well as in the Wolf and Rustler Breaks asset areas. San Mateo was handling our produced water in each of these areas as well.
At December 31, 2020, San Mateo’s midstream system included:
•Natural Gas Assets: 460 MMcf per day of designed natural gas cryogenic processing capacity and approximately 140 miles of natural gas gathering pipelines in Eddy County, New Mexico and Loving County, Texas, including 43 miles of large diameter natural gas gathering lines spanning from the Stateline asset area to the Greater Stebbins Area in Eddy County, New Mexico;
•Oil Assets: Three oil CDPs with over 100,000 Bbl of designed oil throughput capacity and approximately 90 miles of oil gathering and transportation pipelines in Eddy County, New Mexico and Loving County, Texas, as well as a 400,000-acre joint development area with Plains to gather our and other producers’ oil production in Eddy County, New Mexico; and
•Produced Water Assets: 13 commercial salt water disposal wells and associated facilities with designed produced water disposal capacity of 335,000 Bbl per day and approximately 120 miles of produced water gathering pipelines in Eddy County, New Mexico and Loving County, Texas.
2021 Capital Expenditure Budget
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures in 2021. We plan to operate three contracted drilling rigs in the Delaware Basin for most of the first quarter of 2021. In March 2021, we plan to add a fourth drilling rig and operate four drilling rigs throughout the remainder of 2021. Our 2021 estimated capital expenditure budget consists of $525.0 to $575.0 million for drilling, completing and equipping wells (“D/C/E capital expenditures”) and $20.0 to $30.0 million for midstream capital expenditures, which reflects our proportionate share of San Mateo’s estimated 2021 capital expenditures. Substantially all of these 2021 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities in the Delaware Basin, with the exception of amounts allocated to limited operations in our South Texas and Haynesville shale positions to maintain and extend leases and to participate in certain non-operated well opportunities. Our 2021 Delaware Basin operated drilling program is expected to focus on the continued development of our various asset areas throughout the Delaware Basin, with a continued emphasis on drilling and completing a higher percentage of longer horizontal wells in 2021, including 98% with anticipated completed lateral lengths of two miles or greater.

At December 31, 2020, we had $57.9 million in cash (excluding restricted cash) and $214.2 million in undrawn borrowing capacity under the Credit Agreement (after giving effect to outstanding letters of credit based upon our elected borrowing commitment of $700.0 million). Excluding any possible significant acquisitions, we expect to fund our 2021 capital expenditures through a combination of cash on hand, operating cash flows and performance incentives paid to us by Five Point in connection with San Mateo. If capital expenditures were to exceed our operating cash flows in 2021, we expect to fund any such excess capital expenditures through borrowings under the Credit Agreement or the San Mateo Credit Facility (assuming availability under such facilities) or through other capital sources, including borrowings under additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all.
We may divest portions of our non-core assets, particularly in the Haynesville shale and in our South Texas position (as we did in 2019 and 2020), as well as consider monetizing other assets, such as certain mineral, royalty and midstream interests, as value-creating opportunities arise. In addition, we intend to continue evaluating the opportunistic acquisition of acreage and mineral interests, principally in the Delaware Basin, during 2021. These monetizations, divestitures and expenditures are opportunity-specific, and purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these 2021 monetizations, divestitures and capital expenditures with any degree of certainty; therefore, we have not provided estimated proceeds related to monetizations or divestitures or estimated capital expenditures related to acreage and mineral acquisitions for 2021. The aggregate amount of capital we expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated or non-operated wells, our drilling results, the actual costs and scope of our midstream activities, the ability of our joint venture partners to meet their capital obligations, other opportunities that may become available to us and our ability to obtain capital.

Revenues
The following table summarizes our revenues and production data for the periods indicated.

	Year Ended December 31,
	2020	2019	2018
Operating Data:
Revenues (in thousands):(1)
Oil	$595,507	$759,811	$635,554
Natural gas	148,954	132,514	165,146
Total oil and natural gas revenues	744,461	892,325	800,700
Third-party midstream services revenues	64,932	59,110	21,920
Sales of purchased natural gas	41,742	74,769	7,071
Lease bonus - mineral acreage	4,062	1,711	2,489
Realized gain on derivatives	38,937	9,482	2,334
Unrealized (loss) gain on derivatives	(32,008)	(53,727)	65,085
Total revenues	$862,126	$983,670	$899,599
Net Production Volumes:(1)
Oil (MBbl)	15,931	13,984	11,141
Natural gas (Bcf)	69.5	61.1	47.3
Total oil equivalent (MBOE)(2)	27,514	24,164	19,026
Average daily production (BOE/d)(2)	75,175	66,203	52,128
Average Sales Prices:
Oil, without realized derivatives (per Bbl)	$37.38	$54.34	$57.04
Oil, with realized derivatives (per Bbl)	$39.83	$54.98	$57.38
Natural gas, without realized derivatives (per Mcf)	$2.14	$2.17	$3.49
Natural gas, with realized derivatives (per Mcf)	$2.14	$2.18	$3.46
________________
(1)We report our production volumes in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Revenues associated with NGLs are included with our natural gas revenues.
(2)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

Year Ended December 31, 2020 as Compared to Year Ended December 31, 2019
Oil and natural gas revenues. Our oil and natural gas revenues decreased $147.9 million, or 17%, to $744.5 million for the year ended December 31, 2020, as compared to $892.3 million for the year ended December 31, 2019. Our oil revenues decreased $164.3 million, or 22%, to $595.5 million for the year ended December 31, 2020, as compared to $759.8 million for the year ended December 31, 2019. This decrease in oil revenues resulted from a 31% decrease in the weighted average oil price realized for the year ended December 31, 2020 to $37.38 per Bbl, as compared to $54.34 per Bbl realized for the year ended December 31, 2019. This decrease in our oil revenues was partially offset by the 14% increase in our oil production to 15.9 million Bbl of oil for the year ended December 31, 2020, as compared to 14.0 million Bbl of oil for the year ended December 31, 2019. The increase in oil production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin, which offset declining oil production primarily from our properties in the Eagle Ford shale. Our natural gas revenues increased by $16.4 million, or 12%, to $149.0 million for the year ended December 31, 2020, as compared to $132.5 million for the year ended December 31, 2019. The increase in natural gas revenues was primarily attributable to the 14% increase in our natural gas production to 69.5 Bcf for the year ended December 31, 2020, as compared to 61.1 Bcf for the year ended December 31, 2019. The increase in natural gas production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin, which offset declining natural gas production primarily from our properties in the Haynesville shale.
Third-party midstream services revenues. Our third-party midstream services revenues increased $5.8 million, or 10%, to $64.9 million for the year ended December 31, 2020, as compared to $59.1 million for the year ended December 31, 2019. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to (i) an increase in our third-party natural gas gathering, transportation and processing revenues to $30.1 million for the year ended December 31, 2020, as compared to $27.0 million for the year ended December 31, 2019, (ii) an increase in our third-party oil gathering and transportation revenues to $9.4 million for the year ended December 31, 2020, as compared to $7.2 million for the year ended December 31, 2019, and (iii) an increase in third-party produced water handling revenues to $25.5 million for the year ended December 31, 2020, as compared to $24.9 million for the year ended December 31, 2019.

Sales of purchased natural gas. Our sales of purchased natural gas decreased $33.0 million, or 44%, to $41.7 million for the year ended December 31, 2020, as compared to $74.8 million for the year ended December 31, 2019. This decrease was primarily the result of a decrease in natural gas volumes sold during the year ended December 31, 2020. Sales of purchased natural gas primarily reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at the Black River Processing Plant and subsequently sell the residue gas and NGLs to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our consolidated statement of operations.
Lease bonus - mineral acreage. Our lease bonus - mineral acreage revenues were $4.1 million for the year ended December 31, 2020, as compared to $1.7 million for the year ended December 31, 2019. Lease bonus - mineral acreage revenues reflect the payments we receive to enter into or extend leases to third-party lessees to develop the oil and natural gas attributable to certain of our mineral interests.
Realized gain on derivatives. Our realized net gain on derivatives was $38.9 million for the year ended December 31, 2020, as compared to a realized net gain of approximately $9.5 million for the year ended December 31, 2019. We realized a net gain of $35.1 million related to our oil costless collar, put and swap contracts for the year ended December 31, 2020, resulting primarily from oil prices that were below the floor prices of certain of our oil costless collar contracts and below the strike price of certain of our oil put and swap contracts. We realized a net gain of $3.8 million from our oil basis swap contracts for the year ended December 31, 2020, resulting from oil basis prices that were lower than the fixed prices of certain of our oil basis swap contracts. We realized net gains of $8.9 million and $0.5 million from our oil and natural gas costless collar contracts, respectively, for the year ended December 31, 2019, resulting from oil and natural gas prices that were below the floor prices of certain of our oil and natural gas costless collar contracts. We realized a net gain of $0.1 million from our oil basis swap contracts for the year ended December 31, 2019, resulting from oil basis prices that were lower than the fixed prices of certain of our oil basis swap contracts. We realized an average gain on our oil derivatives of approximately $2.45 per Bbl of oil produced during the year ended December 31, 2020, as compared to an average gain of $0.64 per Bbl of oil produced during the year ended December 31, 2019. Our total oil volumes hedged for the year ended December 31, 2020 represented 77% of our total oil production, as compared to 59% of our total oil production for the year ended December 31, 2019. Our total natural gas volumes hedged for the year ended December 31, 2020 represented 10% of our total natural gas production, as compared to 12% of our total natural gas production for the year ended December 31, 2019.
Unrealized (loss) gain on derivatives. Our unrealized loss on derivatives was approximately $32.0 million for the year ended December 31, 2020, as compared to an unrealized loss of $53.7 million for the year ended December 31, 2019. During the year ended December 31, 2020, the aggregate net fair value of our open oil and natural gas derivatives and oil basis swap contracts decreased from a net liability of approximately $3.9 million to a net liability of approximately $35.9 million, resulting in an unrealized loss on derivatives of approximately $32.0 million for the year ended December 31, 2020. During the year ended December 31, 2019, the aggregate net fair value of our open oil and natural gas derivative and oil basis swap contracts decreased from a net asset of approximately $49.8 million to a net liability of approximately $3.9 million, resulting in an unrealized loss on derivatives of approximately $53.7 million for the year ended December 31, 2019.

Expenses

    The following table summarizes our operating expenses and other income (expense) for the periods indicated.

	Year Ended December 31,
	2020	2019	2018
(In thousands, except expenses per BOE)
Expenses:
Production taxes, transportation and processing	$93,338	$92,273	$76,138
Lease operating	104,953	117,305	92,966
Plant and other midstream services operating	41,500	36,798	24,609
Purchased natural gas	32,734	69,398	6,635
Depletion, depreciation and amortization	361,831	350,540	265,142
Accretion of asset retirement obligations	1,948	1,822	1,530
Full-cost ceiling impairment	684,743	—	—
General and administrative	62,578	80,054	69,308
Total expenses	1,383,625	748,190	536,328
Operating income	(521,499)	235,480	363,271
Other income (expense):
Net loss on asset sales and inventory impairment	(2,832)	(967)	(196)
Interest expense	(76,692)	(73,873)	(41,327)
Prepayment premium on extinguishment of debt	—	—	(31,226)
Other income (expense)	1,864	(2,126)	1,551
Total other (expense) income	(77,660)	(76,966)	(71,198)
(Loss) income before income taxes	(599,159)	158,514	292,073
Total income tax (benefit) provision	(45,599)	35,532	(7,691)
Net income attributable to non-controlling interest in subsidiaries	(39,645)	(35,205)	(25,557)
Net (loss) income attributable to Matador Resources Company shareholders	$(593,205)	$87,777	$274,207
Expenses per BOE:
Production taxes, transportation and processing	$3.39	$3.82	$4.00
Lease operating	$3.81	$4.85	$4.89
Plant and other midstream services operating	$1.51	$1.52	$1.29
Depletion, depreciation and amortization	$13.15	$14.51	$13.94
General and administrative	$2.27	$3.31	$3.64
Year Ended December 31, 2020 as Compared to Year Ended December 31, 2019
Production taxes, transportation and processing. Our production taxes and transportation and processing expenses increased $1.1 million, or 1%, to $93.3 million for the year ended December 31, 2020, as compared to $92.3 million for the year ended December 31, 2019. This increase was primarily attributable to the $11.0 million increase in transportation and processing expenses to $40.0 million for the year ended December 31, 2020, as compared to $29.0 million for the year ended December 31, 2019, primarily resulting from the 14% increase in total oil equivalent production between the respective periods. This increase in transportation and processing expenses was largely offset by a $9.9 million decrease in our production taxes to $53.4 million for the year ended December 31, 2020, as compared to $63.3 million for the year ended December 31, 2019, resulting from the $147.9 million decrease in oil and natural gas revenues for the year ended December 31, 2020, as compared to the year ended December 31, 2019. On a unit-of-production basis, our production taxes and transportation and processing expenses decreased 11% to $3.39 per BOE for the year ended December 31, 2020, as compared to $3.82 per BOE for the year ended December 31, 2019, as the 14% increase in total oil equivalent production between the respective periods more than offset the 1% increase in our production taxes, transportation and processing expenses.
Lease operating expenses. Our lease operating expenses decreased $12.4 million, or 11%, to $105.0 million for the year ended December 31, 2020, as compared to $117.3 million for the year ended December 31, 2019. On a unit-of-production basis, our lease operating expenses decreased 21% to $3.81 per BOE for the year ended December 31, 2020, as compared to $4.85 per BOE for the year ended December 31, 2019. These decreases in our lease operating expenses for the year ended December 31, 2020 were primarily attributable to (i) a decrease in produced water disposal expenses of $11.4 million, (ii) a decrease in equipment rental and workover expenses of $4.6 million and (iii) a decrease in ad valorem taxes of $1.1 million. These decreases were partially offset by increases in expenses associated with compressors of $2.4 million, which were attributable to servicing the increased number of wells at December 31, 2020, as compared to December 31, 2019.

Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $4.7 million, or 13%, to $41.5 million for the year ended December 31, 2020, as compared to $36.8 million for the year ended December 31, 2019. This increase was primarily attributable to (i) increased expenses associated with our expanded commercial produced water disposal operations of $21.8 million for the year ended December 31, 2020, as compared to $18.1 million for the year ended December 31, 2019, and (ii) increased expenses associated with our expanded pipeline operations of $10.0 million for the year ended December 31, 2020, as compared to $7.9 million for the year ended December 31, 2019. These increases were partially offset by decreased expenses associated with operating the Black River Processing Plant of $9.7 million for the year ended December 31, 2020, as compared to $11.0 million for the year ended December 31, 2019.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $11.3 million, or 3%, to $361.8 million for the year ended December 31, 2020, as compared to $350.5 million for the year ended December 31, 2019. This increase was primarily attributable to (i) the 14% increase in total oil equivalent production to 27.5 million BOE for the year ended December 31, 2020, as compared to 24.2 million BOE for the year ended December 31, 2019, and (ii) increased depreciation expenses attributable to our midstream segment of approximately $23.3 million for the year ended December 31, 2020, as compared to $16.1 million for the year ended December 31, 2019. On a unit-of-production basis, our depletion, depreciation and amortization expenses decreased 9% to $13.15 per BOE for the year ended December 31, 2020, as compared to $14.51 per BOE for the year ended December 31, 2019. On a unit-of-production basis, the decrease was primarily attributable to the decrease in unamortized property costs resulting from the full-cost ceiling impairments recorded in the second and third quarters of 2020, as well as the 14% increase in total equivalent oil production during 2020.
Full-cost ceiling impairment. Due to the sharp decline in oil and natural gas prices used to estimate proved oil and natural gas reserves in 2020, at June 30, September 30 and December 31, 2020, the net capitalized costs of our oil and natural gas properties less related deferred income taxes exceeded the full-cost ceiling. As a result, we recorded an impairment charge of $684.7 million, exclusive of tax effect, to the net capitalized costs. This full-cost ceiling impairment is reflected in our consolidated statement of operations for the year ended December 31, 2020, with the related deferred income tax credit recorded net of a valuation allowance. No impairment to the net carrying value of our oil and natural gas properties and no corresponding charge resulting from a full-cost ceiling impairment were recorded for the year ended December 31, 2019.
General and administrative. Our general and administrative expenses decreased $17.5 million, or 22%, to $62.6 million for the year ended December 31, 2020, as compared to $80.1 million for the year ended December 31, 2019. Our general and administrative expenses on a unit-of-production basis decreased 31% to $2.27 per BOE for the year ended December 31, 2020, as compared to $3.31 per BOE for the year ended December 31, 2019. These decreases were primarily attributable to cost reductions initially implemented during the three months ended March 31, 2020, including headcount and employee compensation reductions, that were maintained throughout the remainder of 2020.
Interest expense. For the year ended December 31, 2020, we incurred total interest expense of approximately $82.2 million. We capitalized approximately $5.5 million of our interest expense on certain qualifying projects for the year ended December 31, 2020 and expensed the remaining $76.7 million to operations. For the year ended December 31, 2019, we incurred total interest expense of approximately $82.4 million. We capitalized $8.5 million of our interest expense on certain qualifying projects for the year ended December 31, 2019 and expensed the remaining $73.9 million to operations.
Total income tax (benefit) provision. We recorded a total income tax benefit of $45.6 million for the year ended December 31, 2020. As a result of the full-cost ceiling impairments that were recorded during 2020, we recorded a valuation allowance of $110.7 million against our net deferred tax assets for the year ended December 31, 2020, which partially offset the income tax benefit that resulted from our $599.2 million loss before income taxes for the year ended December 31, 2020. The valuation allowance will continue to be recognized until the realization of future deferred tax benefits are more likely than not to be utilized. Our effective tax rate was 7.6% for the year ended December 31, 2020, which differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to the impact of the valuation allowance, but also due to permanent differences between book and taxable income and state taxes, primarily in New Mexico. We recorded a total income tax provision of $35.5 million for the year ended December 31, 2019. Our effective tax rate was 22.4% for the year ended December 31, 2019, which differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to the impact of permanent differences between book and taxable income and state taxes, primarily in New Mexico.

Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue to be during 2021 and for the foreseeable future, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. Excluding any possible significant acquisitions, we expect to fund our capital expenditures for 2021 primarily through a combination of cash on hand, operating cash flows and performance incentives paid to us by Five Point in connection with San Mateo. If capital expenditures were to exceed our operating cash flows in 2021, we expect to fund any such excess capital expenditures through borrowings under the Credit Agreement or the San Mateo Credit Facility (assuming availability under such facilities) or through other capital sources, including borrowings under additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to generate operating cash flows and access outside sources of capital.
At December 31, 2020, we had cash totaling $57.9 million and restricted cash totaling $33.5 million, which was associated with San Mateo. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries.
At December 31, 2020, we had (i) $1.05 billion of outstanding 5.875% senior notes due September 2026 (the “Notes”), (ii) $440.0 million in borrowings outstanding under the Credit Agreement, (iii) approximately $45.8 million in outstanding letters of credit issued pursuant to the Credit Agreement and (iv) $7.5 million outstanding under an unsecured U.S. Small Business Administration (“SBA”) loan. In February 2020, the lenders under the Credit Agreement completed their review of our proved oil and natural gas reserves, and, as a result, the borrowing base was reaffirmed at $900.0 million. We elected to increase the borrowing commitment from $500.0 million to $700.0 million, and the maximum facility amount remained $1.5 billion. We also added two new banks to our lending group as part of this redetermination process. This February 2020 redetermination constituted the regularly scheduled May 1 redetermination. In October 2020, the lenders under our Credit Agreement completed their review of our proved oil and natural gas reserves, and, as a result, the borrowing base was reaffirmed at $900.0 million. We elected to keep the borrowing commitment at $700.0 million, the maximum facility amount remained $1.5 billion and no changes were made to the terms of the Credit Agreement. This October 2020 redetermination constituted the regularly scheduled November 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected commitment (subject to compliance with the covenant noted below). The Credit Agreement matures in October 2023. The Credit Agreement requires the Company to maintain a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $50.0 million of cash or cash equivalents), divided by a rolling four quarter EBITDA calculation, of 4.00 or less. We believe that we were in compliance with the terms of the Credit Agreement at December 31, 2020. Between December 31, 2020 and February 23, 2021, we repaid an additional $10.0 million of borrowings outstanding under the Credit Agreement.
At December 31, 2020, San Mateo had $334.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility includes an accordion feature, which provides for potential increases to up to $400.0 million, and matures in December 2023. At December 31, 2020, the lender commitments under the San Mateo Credit Facility were $375.0 million (subject to San Mateo’s compliance with the covenants noted below). The San Mateo Credit Facility is guaranteed by San Mateo’s subsidiaries, secured by substantially all of San Mateo’s assets, including real property, and is non-recourse with respect to Matador and its wholly-owned subsidiaries. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. We believe that San Mateo was in compliance with the terms of the San Mateo Credit Facility at December 31, 2020. Between December 31, 2020 and February 23, 2021, we repaid an additional $11.0 million of borrowings outstanding under the San Mateo Credit Facility.

During the first quarter and through April 2020, the oil and natural gas industry witnessed an abrupt and significant decline in oil prices from $63 per Bbl in early January to as low as ($38) per Bbl in late April, although oil prices began to improve later in the second quarter and throughout the remainder of 2020. This sudden decline in oil prices was attributable to two primary factors: (i) the precipitous decline in global oil demand resulting from the worldwide spread of COVID-19 and (ii) a sudden, unexpected increase in global oil supply resulting from actions initiated by Saudi Arabia to increase its oil production to world markets following the failure of efforts by members of OPEC+ to agree on coordinated production cuts at their March 6, 2020 meetings in Vienna, Austria.
Primarily as a result of these unexpected events and the resulting declines in oil prices, we modified our 2020 operational plan. In March 2020, we significantly reduced our capital expenditure budget, including reducing our operated drilling program from six to three drilling rigs by the end of the second quarter of 2020. In addition, we made initial reductions to headcount, employee salaries and lease operating expenses and curtailed or shut in portions of our oil and natural gas production. While we had prepared to make further reductions to headcount, salaries and our capital expenditure budget, we have been able to avoid such reductions to date as a result of realizing greater-than-expected savings from the above changes to our 2020 operational plan, restructuring our hedge portfolio and applying for and receiving an SBA loan through the Paycheck Protection Program. While oil prices have continued to improve into 2021, the general outlook for the oil and natural gas industry for the remainder of the year remains highly uncertain, and we can provide no assurances as to when or to what extent the economic disruptions resulting from COVID-19 and the corresponding decline in oil demand may improve. These economic disruptions have also significantly reduced our ability to access the capital markets on reasonably similar terms as were available in prior periods.
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
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures in 2021. We plan to operate three contracted drilling rigs in the Delaware Basin for most of the first quarter of 2021. In March 2021, we plan to add a fourth drilling rig and operate four drilling rigs throughout the remainder of 2021. Our 2021 estimated capital expenditure budget consists of $525.0 to $575.0 million for D/C/E capital expenditures and $20.0 to $30.0 million for midstream capital expenditures, which reflects our proportionate share of San Mateo’s estimated 2021 capital expenditures. Substantially all of these 2021 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities in the Delaware Basin, with the exception of amounts allocated to limited operations in our South Texas and Haynesville shale positions to maintain and extend leases and to participate in certain non-operated well opportunities. Our 2021 Delaware Basin operated drilling program is expected to focus on the continued development of our various asset areas throughout the Delaware Basin, with a continued emphasis on drilling and completing a higher percentage of longer horizontal wells in 2021, including 98% with anticipated completed lateral lengths of two miles or greater. We have built significant optionality into our drilling program, which allowed us to decrease the number of rigs in 2020 from six to three within a few months and should generally allow us to increase or decrease the number of rigs we operate as necessary based on changing commodity prices and other factors.
We may divest portions of our non-core assets, particularly in the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana, as well as consider monetizing other assets, such as certain mineral, royalty and midstream interests, as value-creating opportunities arise. In addition, we intend to continue evaluating the opportunistic acquisition of acreage and mineral interests, principally in the Delaware Basin, during 2021. These monetizations, divestitures and expenditures are opportunity-specific, and purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these 2021 monetizations, divestitures and capital expenditures with any degree of certainty; therefore, we have not provided estimated proceeds related to monetizations or divestitures or estimated capital expenditures related to acreage and mineral acquisitions for 2021.
Our 2021 capital expenditures may be adjusted as business conditions warrant and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated or non-operated wells, our drilling results, the actual costs and scope of our midstream activities, the ability of our joint venture partners to meet their capital obligations, other opportunities that may become available to us and our ability to obtain capital. When oil or natural gas prices decline, or costs increase significantly, we have the flexibility to defer a significant portion of our capital expenditures until later periods to conserve cash or to focus on projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling, completion and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in our exploration and development activities, contractual obligations, drilling plans for properties we do not operate and other factors both within and outside our control.
Exploration and development activities are subject to a number of risks and uncertainties, which could cause these activities to be less successful than we anticipate. A significant portion of our anticipated cash flows from operations for 2021 is expected to come from producing wells and development activities on currently proved properties in the Wolfcamp and Bone Spring plays in the Delaware Basin, the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana. Our existing wells may not produce at the levels we are forecasting and our exploration and development activities in these areas may not be as successful as we anticipate. Additionally, our anticipated cash flows from operations are based upon current expectations of oil and natural gas prices for 2021 and the hedges we currently have in place. For a discussion of our expectations of such commodity prices, see “—General Outlook and Trends” below. We use commodity derivative financial instruments at times to mitigate our exposure to fluctuations in oil, natural gas and NGL prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices. See Note 12 to the consolidated financial statements in this Annual Report for a summary of our open derivative financial instruments at December 31, 2020. See “Risk Factors—Risks Related to our Financial Condition—Our exploration, development, exploitation and midstream projects require substantial capital expenditures that may exceed our cash flows from operations and potential borrowings, and we may be unable to obtain needed capital on satisfactory terms, which could adversely affect our future growth,” “Risk Factors—Risks Related to our Operations—Drilling for and producing oil and natural gas are highly speculative and involve a high degree of operational and financial risk, with many uncertainties that could adversely affect our business,” “Risk Factors—Risks Related to our Operations—Our identified drilling locations are scheduled over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling” and “Risk Factors—Risks Related to Laws and Regulations—Approximately 28% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands.”
Our cash flows for the years ended December 31, 2020, 2019 and 2018 are presented below.

	Year Ended December 31,
	2020	2019	2018
(In thousands)
Net cash provided by operating activities	$477,582	$552,042	$608,523
Net cash used in investing activities	(775,666)	(903,976)	(1,515,253)
Net cash provided by financing activities	324,339	333,078	888,232
Net change in cash	$26,255	$(18,856)	$(18,498)
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$519,277	$610,756	$553,223
__________________
(1)Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “—Non-GAAP Financial Measures” below.
Cash Flows Provided by Operating Activities
Net cash provided by operating activities decreased by $74.5 million to $477.6 million for the year ended December 31, 2020, as compared to net cash provided by operating activities of $552.0 million for the year ended December 31, 2019. Excluding changes in operating assets and liabilities, net cash provided by operating activities decreased to $500.7 million for the year ended December 31, 2020 from $586.6 million for the year ended December 31, 2019. This decrease was primarily attributable to significantly lower realized oil prices for the year ended December 31, 2020, as compared to the year ended December 31, 2019. Changes in our operating assets and liabilities between December 31, 2019 and December 31, 2020 resulted in a net increase of approximately $11.4 million in net cash provided by operating activities for the year ended December 31, 2020, as compared to the year ended December 31, 2019.
Our operating cash flows are sensitive to a number of variables, including changes in our production and the volatility of oil and natural gas prices between reporting periods. Regional and worldwide economic activity, the actions of OPEC+ and other large state-owned oil producers, weather, infrastructure capacity to reach markets and other variable factors significantly impact the prices of oil and natural gas. Furthermore, the continued effect of COVID-19 and the corresponding decline in oil demand may also significantly impact the prices we receive for our oil production. These factors are beyond our control and are difficult to predict. We use commodity derivative financial instruments to mitigate our exposure to fluctuations in oil, natural gas and NGL prices. For additional information on the impact of changing prices on our financial condition, see “Quantitative and Qualitative Disclosures About Market Risk.” See also “Risk Factors—Risks Related to Our Financial Condition—Our success is dependent on the prices of oil and natural gas. Low oil and natural gas prices and the continued volatility in these prices may adversely affect our financial condition and our ability to meet our capital expenditure requirements and financial obligations.”
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased by $128.3 million to $775.7 million for the year ended December 31, 2020 from $904.0 million for the year ended December 31, 2019. This decrease in net cash used in investing activities was primarily attributable to a decrease of $208.3 million in D/C/E capital expenditures as compared to the year ended December 31, 2019, which was partially offset by (i) an increase of approximately $42.3 million in expenditures for midstream support equipment and facilities, which included the construction of the further expansion of the Black River Processing Plant and associated infrastructure, additional salt water disposal wells and additional pipeline infrastructure, (ii) an increase of $22.0 million in expenditures related to acquisition of oil and natural gas properties and (iii) a decrease of $17.1 million in proceeds from sales of assets. Cash used for D/C/E capital expenditures for the year ended December 31, 2020 was primarily attributable to our operated and non-operated drilling and completion activities in the Delaware Basin.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $324.3 million for the year ended December 31, 2020, as compared to net cash provided by financing activities of $333.1 million for the year ended December 31, 2019. The net cash provided by financing activities for the year ended December 31, 2020 was primarily attributable to net borrowings under our Credit Agreement of $185.0 million, borrowings under the San Mateo Credit Facility of $46.0 million, net contributions related to the formation of San Mateo I and from non-controlling interest owners of less-than-wholly-owned subsidiaries of $88.8 million and receipt of the $7.5 million SBA loan.
See Note 7 to the consolidated financial statements in this Annual Report for a summary of our debt, including the Credit Agreement, the San Mateo Credit Facility and the Notes.
Guarantor Financial Information
The Notes are jointly and severally guaranteed by certain subsidiaries of Matador (the “Guarantor Subsidiaries”) on a full and unconditional basis (except for customary release provisions). At December 31, 2020, the Guarantor Subsidiaries were 100% owned by Matador. Matador is a parent holding company and has no independent assets or operations, and there are no significant restrictions on the ability of Matador to obtain funds from the Guarantor Subsidiaries by dividend or loan. San Mateo and its subsidiaries are not guarantors of the Notes.
The following tables present summarized financial information of Matador (as issuer of the Notes) and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances between the parent and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor (in thousands). This financial information is presented in accordance with the amended requirements of Rule 3-10 of Regulation S-X. The following financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries operated as independent entities.

Summarized Balance Sheet	December 31, 2020
Assets
Current assets	$211,930
Net property and equipment	$2,605,654
Other long-term assets	$68,452
Liabilities
Current liabilities	$290,632
Long-term debt	$1,480,998
Other long-term liabilities	$64,485

Year Ended
Summarized Statement of Operations	December 31, 2020
Revenues	$772,826
Expenses	1,384,330
Operating loss	$(611,504)
Other expense	$(68,562)
Tax benefit	$45,599
Net loss	$(634,467)
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

	Year Ended December 31,
	2020	2019	2018
(In thousands)
Unaudited Adjusted EBITDA Reconciliation to Net Income (Loss):
Net (loss) income attributable to Matador Resources Company shareholders	$(593,205)	$87,777	$274,207
Net income attributable to non-controlling interest in subsidiaries	39,645	35,205	25,557
Net (loss) income	(553,560)	122,982	299,764
Interest expense	76,692	73,873	41,327
Total income tax (benefit) provision	(45,599)	35,532	(7,691)
Depletion, depreciation and amortization	361,831	350,540	265,142
Accretion of asset retirement obligations	1,948	1,822	1,530
Full-cost ceiling impairment	684,743	—	—
Unrealized loss (gain) on derivatives	32,008	53,727	(65,085)
Non-cash stock-based compensation expense	13,625	18,505	17,200
Net loss (gain) on asset sales and inventory impairment	2,832	967	196
Prepayment premium on extinguishment of debt	—	—	31,226
Consolidated Adjusted EBITDA	574,520	657,948	583,609
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(55,243)	(47,192)	(30,386)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$519,277	$610,756	$553,223

	Year Ended December 31,
	2020	2019	2018
(In thousands)
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$477,582	$552,042	$608,523
Net change in operating assets and liabilities	23,078	34,517	(64,429)
Interest expense, net of non-cash portion	73,860	71,389	39,970
Current income tax (benefit) provision	—	—	(455)
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(55,243)	(47,192)	(30,386)
Adjusted EBITDA attributable to Matador Resources Company shareholders	519,277	610,756	553,223
For the year ended December 31, 2020, we reported a net loss attributable to Matador shareholders of $593.2 million, as compared to net income attributable to Matador shareholders of $87.8 million for the year ended December 31, 2019. This decrease primarily resulted from (i) significantly lower realized oil prices, partially offset by higher oil and natural gas production, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, and (ii) the full-cost ceiling impairment of $684.7 million we recorded for the year ended December 31, 2020. In addition, we recorded an unrealized loss on derivatives of $32.0 million for the year ended December 31, 2020, as compared to an unrealized loss on derivatives of $53.7 million for the year ended December 31, 2019, and we recorded an income tax benefit of $45.6 million for the year ended December 31, 2020, as compared to an income tax provision of $35.5 million for the year ended December 31, 2019.
Adjusted EBITDA, a non-GAAP financial measure, decreased $91.5 million to $519.3 million for the year ended December 31, 2020, as compared to $610.8 million for the year ended December 31, 2019. This decrease was primarily attributable to significantly lower realized oil prices, partially offset by higher oil and natural gas production, for the year ended December 31, 2020, as compared to the year ended December 31, 2019.
Off-Balance Sheet Arrangements
 From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2020, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) firm gathering, transportation, processing, fractionation, sales and disposal commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 14 to the consolidated financial statements in this Annual Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.
Obligations and Commitments
We had the following material contractual obligations and commitments at December 31, 2020.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(In thousands)
Contractual Obligations:
Borrowings, including letters of credit(1)	$836,273	$—	$7,470	$828,803	$—
Senior unsecured notes(2)	1,050,000	—	—	—	1,050,000
Office leases	22,517	4,040	8,346	8,671	1,460
Non-operated drilling and other capital commitments(3)	44,560	16,790	18,698	9,072	—
Drilling rig contracts(4)	20,649	17,625	3,024	—	—
Asset retirement obligations(5)	38,542	623	3,347	2,038	32,534
Natural gas transportation, gathering and processing agreements with non-affiliates(6)	630,004	66,837	141,892	143,361	277,914
Gathering, transportation, processing and disposal agreements with San Mateo(7)	493,839	39,626	88,336	181,612	184,265
Total contractual cash obligations	$3,136,384	$145,541	$271,113	$1,173,557	$1,546,173

__________________
(1)The amounts included in the table above represent principal maturities only. At December 31, 2020, we had $440.0 million of borrowings outstanding under the Credit Agreement, approximately $45.8 million in outstanding letters of credit issued pursuant to the Credit Agreement and $7.5 million in borrowings under the SBA loan. The Credit Agreement matures in October 2023. At December 31, 2020 San Mateo had $334.0 million of borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures in December 2023. Assuming the amounts outstanding and interest rates of 1.90% and 2.15%, for the Credit Agreement and the San Mateo Credit Facility, respectively, at December 31, 2020, the interest expense for such facilities is expected to be approximately $8.5 million and $7.3 million each year until maturity.
(2)The amounts included in the table above represent principal maturities only. Interest expense on the $1.05 billion of Notes that were outstanding as of December 31, 2020 is expected to be approximately $61.7 million each year until maturity.
(3)At December 31, 2020, we had outstanding commitments to drill and complete and to participate in the drilling and completion of various operated and non-operated wells.
(4)We do not own or operate our own drilling rigs, but instead we enter into contracts with third parties for such drilling rigs. See Note 14 to the consolidated financial statements in this Annual Report for more information regarding these contractual commitments.
(5)The amounts included in the table above represent discounted cash flow estimates for future asset retirement obligations at December 31, 2020.
(6)From time to time, we enter into agreements with third parties whereby we commit to deliver anticipated natural gas and oil production and produced water from certain portions of our acreage for gathering, transportation, processing, fractionation, sales and disposal. Certain of these agreements contain minimum volume commitments. If we do not meet the minimum volume commitments under these agreements, we would be required to pay certain deficiency fees. See Note 14 to the consolidated financial statements in this Annual Report for more information about these contractual commitments.
(7)In February 2017, in connection with the formation of San Mateo I, we dedicated our current and certain future leasehold interests in the Rustler Breaks and Wolf asset areas pursuant to 15-year, fixed-fee oil, natural gas and produced water gathering and produced water disposal agreements. In addition, effective February 1, 2017, we dedicated our current and certain future leasehold interests in the Rustler Breaks asset area pursuant to a 15-year, fixed-fee natural gas processing agreement. In February 2019, in connection with the formation of San Mateo II, we dedicated acreage in the Greater Stebbins Area and the Stateline asset area pursuant to 15-year, fixed-fee oil, natural gas and produced water gathering, natural gas processing and produced water disposal agreements. See Note 14 to the consolidated financial statements in this Annual Report for more information regarding these contractual commitments.
General Outlook and Trends
Our business success and financial results are dependent on many factors beyond our control, such as economic, political and regulatory developments, as well as competition from other sources of energy. Commodity price volatility, in particular, is a significant risk to our business and results of operations. Commodity prices are affected by changes in market supply and demand, which are impacted by overall economic activity, the actions of OPEC+, the worldwide spread of COVID-19, weather, pipeline capacity constraints, inventory storage levels, oil and natural gas price differentials and other factors.
During the first quarter and through April 2020, the oil and natural gas industry witnessed an abrupt and significant decline in oil prices from $63 per Bbl in early January to as low as ($38) per Bbl in late April. This sudden decline in oil prices was attributable to two primary factors: (i) the precipitous decline in global oil demand resulting from the worldwide spread of COVID-19 and (ii) a sudden, unexpected increase in global oil supply resulting from actions initiated by Saudi Arabia to increase its oil production to world markets following the failure of efforts by members of OPEC+ to agree on coordinated production cuts at their March 6, 2020 meetings in Vienna, Austria. The sudden decline in oil prices began to improve later in the second quarter of 2020 and throughout the remainder of 2020 and into early 2021. For the year ended December 31, 2020, oil prices averaged $39.34 per Bbl, ranging from a high of $63.27 per Bbl in early January to a low of ($37.63) per Bbl in mid April, based upon the WTI oil futures contract price for the earliest delivery date.
As noted previously in this Annual Report, we significantly modified our 2020 operational plan primarily as a result of these unexpected events and the resulting decline in oil prices. We began 2020 operating six drilling rigs in the Delaware Basin but reduced our operated drilling program from six to three drilling rigs by the end of the second quarter of 2020. We operated three drilling rigs in the Delaware Basin throughout the remainder of 2020. We began 2021 operating three drilling rigs in the Delaware Basin as well, but on February 23, 2021, we announced our plans to add a fourth operated rig in March 2021. We expect to operate four drilling rigs in the Delaware Basin throughout the remainder of 2021. While oil prices have continued to improve into 2021, the general outlook for the oil and natural gas industry for the remainder of the year remains highly uncertain, and we can provide no assurances as to when or to what extent the economic disruptions resulting from COVID-19 and the corresponding decline in oil demand may improve.
We realized a weighted average oil price of $37.38 per Bbl ($39.83 per Bbl including realized gains from oil derivatives) for our oil production for the year ended December 31, 2020, as compared to $54.34 per Bbl ($54.98 per Bbl including realized gains from oil derivatives) for the year ended December 31, 2019. At February 23, 2021, the WTI oil futures contract price for the earliest delivery date had increased from year-end 2020, closing at $61.67 per Bbl, and was higher compared to $51.43 per Bbl on February 24, 2020. Although we have been encouraged by the improved oil price environment in early 2021, we are uncertain that oil prices can remain at these levels.

Natural gas prices dropped significantly during 2019 and continued to decline during the first half of 2020 before beginning to increase during the middle of the third quarter and continuing to increase during the fourth quarter. For the year ended December 31, 2020, natural gas prices averaged $2.13 per MMBtu, as compared to $2.53 per MMBtu for the year ended December 31, 2019, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. During 2020, natural gas prices began the year at $2.12 per MMBtu and fell to a low of $1.48 per MMBtu at the end of June, before increasing to a high of $3.35 per MMBtu in late October and finishing the year at $2.54 per MMBtu.
We realized a weighted average natural gas price of $2.14 per Mcf (with no realized gains or losses from natural gas derivatives) for our natural gas production for the year ended December 31, 2020, as compared to $2.17 per Mcf ($2.18 per Mcf including realized gains from natural gas derivatives) for the year ended December 31, 2019. As a two-stream reporter, the revenues associated with our NGL production are included in the weighted average natural gas price. At February 23, 2021, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had increased from year-end 2020, closing at $2.88 per MMBtu, and was higher as compared to $1.83 per MMBtu at February 24, 2020. Although we have been encouraged by the improved natural gas price environment, we remain uncertain that natural gas prices can remain at these levels, particularly as we exit the winter heating season.
The prices we receive for oil, natural gas and NGLs heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital and future rate of growth. Oil, natural gas and NGL prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil, natural gas and NGLs have been volatile, and these markets will likely continue to be volatile in the future. Declines in oil, natural gas or NGL prices not only reduce our revenues, but could also reduce the amount of oil, natural gas and NGLs we can produce economically, and, as a result, could have an adverse effect on our financial condition, results of operations, cash flows and reserves and our ability to comply with the leverage ratio covenant under our Credit Agreement. We are uncertain if oil and natural gas prices may rise from their current levels, and in fact, oil and natural gas prices may decrease in future periods. See “Risk Factors—Risks Related to our Financial Condition—Our success is dependent on the prices of oil and natural gas. Low oil and natural gas prices and the continued volatility in these prices may adversely affect our financial condition and our ability to meet our capital expenditure requirements and financial obligations.”
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
The prices we receive for oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the WTI oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At December 31, 2020, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and most of our natural gas production from the Delaware Basin was sold based on Houston Ship Channel pricing, while the remainder of our Delaware Basin natural gas production was sold primarily based on prices established at the Waha hub in far West Texas.
The Midland-Cushing (Oklahoma) oil price differential has been highly volatile in recent years, but began 2020 slightly positive to the WTI oil price and remained positive through much of the first quarter. With the abrupt decline in oil prices during the first quarter of 2020, however, the Midland-Cushing (Oklahoma) oil price differential experienced significant volatility in April 2020, reaching ($6.00) per Bbl before becoming positive later in the second quarter and improving throughout the rest of 2020 and into early 2021. It is possible, however, that this differential could turn negative again at certain times in the future. At February 23, 2021, we had derivative contracts in place to mitigate our exposure to this Midland-Cushing (Oklahoma) oil price differential on a portion of our anticipated oil production for 2021 and 2022.
A portion of our Delaware Basin natural gas production is exposed to the Waha-Henry Hub basis differential, which has also been highly volatile in recent years, including times in April 2019 when natural gas was being sold at the Waha hub for negative prices as high as ($7.00) to ($9.00) per MMBtu. In early 2020, the Waha basis differential remained significant at about ($1.20) per MMBtu and continued to deteriorate. Natural gas prices at the Waha hub were negative again on certain days in April 2020. The Waha basis differential narrowed during the remainder of the second quarter. During the third quarter of 2020 and, in particular, at the beginning of October 2020, the Waha basis differential widened significantly again, including several days when natural gas was being sold at the Waha hub for negative prices, due to seasonal pipeline maintenance and other factors that reduced capacity out of the Waha hub. These capacity issues have been largely resolved and the Waha basis differential improved during the remainder of 2020 and into early 2021.
The majority of our Delaware Basin natural gas production, however, is sold at Houston Ship Channel pricing and is not exposed to Waha pricing. During 2020, we have typically realized a premium to natural gas sold at the Waha hub despite higher transportation charges incurred to transport the natural gas to the Gulf Coast. At certain times, we may also sell a portion of our natural gas production into other markets, e.g., Southern California, to improve our realized natural gas pricing. Further, approximately 18% of our reported natural gas production for the year ended December 31, 2020 was attributable to the Haynesville and Eagle Ford shale plays, which are not exposed to Waha pricing. In addition, as a two-stream reporter, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
We anticipate that the volatility in these oil and natural gas price differentials could persist throughout 2021 or longer as additional oil and natural gas pipeline capacity from West Texas to the Texas Gulf Coast and other end markets is completed and as the balance between oil supply and demand is restored. We can provide no assurances as to how long these volatile differentials may persist, and as noted above, these price differentials could deteriorate in future periods. Should we experience future periods of negative pricing for natural gas as we have in previous periods, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results of operations. In addition, we have no derivative contracts in place to mitigate our exposure to natural gas price differentials during 2021 or for future periods.
In addition to concerns regarding oil and natural gas prices and basis differentials, the destruction of global oil demand resulting from the decline in economic activity associated with COVID-19, in conjunction with the actions initiated by Saudi Arabia in March 2020 to increase its oil production to world markets, led to a significant oversupply of oil worldwide. On April 10, 2020, the members of OPEC+ (led by Saudi Arabia) reversed course and announced their intentions to reduce oil production significantly for the remainder of 2020 and into 2021 and 2022. The members of OPEC+ have generally adhered to these production cuts, which have contributed to improving oil prices, although OPEC+ may decide to eliminate or reduce such production cuts at a future meeting. It is uncertain to what degree these production cuts may restore the balance between oil supply and demand, and most oil and natural gas industry observers remain skeptical that oil prices can improve further until oil demand improves, most likely as a result of the “re-opening” of the world economy as concerns surrounding COVID-19 begin to subside.
During times of low oil prices, we may elect to shut in or curtail certain volumes of our oil production temporarily rather than sell the oil at further depressed prices. We voluntarily curtailed or shut in portions of our Delaware Basin and Eagle Ford shale oil production in May and June 2020, but these shut-in wells have since been returned to production. As most of our natural gas production in the Delaware Basin is associated with oil production, portions of our natural gas production were also curtailed or shut in. Furthermore, our Delaware Basin production in the first quarter of 2021 has also been impacted by the historically prolonged cold weather conditions experienced in New Mexico and Texas during the middle to latter portions of February. During that time, we estimate that approximately 30% of our average daily oil equivalent production was shut-in, although we continued producing and selling the majority of our oil and natural gas during this period. We have experienced minimal impact to our production volumes due to insufficient storage capacity or damage to refineries downstream of our operations as a result of this winter weather, but if we were to experience such difficulties, we may be required to shut in additional production. When shut-in wells resume production, they may not produce at their previous rates, and we may be required to expend capital to improve their production. We can provide no assurances as to whether additional portions of our production may be shut in or curtailed in the future or how long these periods may persist.
At February 23, 2021, we had not experienced material pipeline-related interruptions to our oil, natural gas or NGL production. In certain recent periods, shortages of NGL fractionation capacity were experienced by certain operators in the Delaware Basin. Although we did not encounter such fractionation capacity problems, we can provide no assurances that such problems will not arise. If we do experience any interruptions with takeaway capacity or NGL fractionation, our oil and natural gas revenues, business, financial condition, results of operations and cash flows could be adversely affected.
Our oil and natural gas exploration, development, production, midstream and related operations are subject to extensive federal, state and local laws, rules and regulations. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these laws, rules and regulations are frequently amended or reinterpreted and new laws, rules and regulations are proposed or promulgated, we are unable to predict the future cost or impact of complying with the laws, rules and regulations to which we are, or will become, subject. For example, although such bills have not passed, in recent years, various bills have been introduced in the New Mexico legislature proposing to add a surtax on natural gas processors and proposing to place a moratorium on, ban or otherwise restrict hydraulic fracturing, including prohibiting the injection of fresh water in such operations. In 2019, New Mexico’s governor also signed an executive order requiring a regulatory framework to ensure reductions of methane emissions. Following that executive order, the NMOCD, NMED and New Mexico legislature have proposed various rules, regulations and bills regarding the reduction of natural gas waste and the control of emissions that would, among other items, require upstream and midstream operators to reduce natural gas waste by a fixed amount each year and achieve a 98% natural gas capture rate by the end of 2026. These and other laws, rules and regulations, including any federal legislation, regulations or orders intended to limit or restrict oil and natural gas operations on federal lands, if enacted, could have an adverse impact on our business, financial condition, results of operations and cash flows. In January 2021, the Biden administration issued the Biden Administration Federal Lease Orders.

The pause relating to federal oil and natural gas leases in these orders has not restricted activities on existing valid leases. As such, we have continued our operations on federal properties. However, we can provide no assurances that federal regulations will not be adopted that limit our ability to develop our federal properties. Should such actions be taken, they would almost certainly impact our 2021 and future drilling and completion plans and could materially impact our production volumes, revenues, reserves, cash flows and availability under our Credit Agreement. See “Risk Factors—Risks Related to Laws and Regulations—Approximately 28% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands.”
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
Like other oil and natural gas producing companies, our properties are subject to natural production declines. By their nature, our oil and natural gas wells will experience rapid initial production declines. We attempt to overcome these production declines by drilling to develop and identify additional reserves, by exploring for new sources of reserves and, at times, by acquisitions. During times of severe oil, natural gas and NGL price declines, however, drilling additional oil or natural gas wells may not be economic, and we may find it necessary to reduce capital expenditures and curtail drilling operations in order to preserve liquidity. A material reduction in capital expenditures and drilling activities could materially impact our production volumes, revenues, reserves, cash flows and our availability under our Credit Agreement. See “Risk Factors—Risks Related to our Financial Condition—Our exploration, development, exploitation and midstream projects require substantial capital expenditures that may exceed our cash flows from operations and potential borrowings, and we may be unable to obtain needed capital on satisfactory terms, which could adversely affect our future growth.”
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses during each reporting period. We believe that our estimates and assumptions are reasonable and reliable and that the actual results will not differ significantly from those reported; however, such estimates and assumptions are subject to a number of risks and uncertainties, and such risks and uncertainties could cause the actual results to differ materially from our estimates. We consider the following to be our most critical accounting policies and estimates involving significant judgment or estimates by our management. See Note 2 to the consolidated financial statements in this Annual Report for further details on our accounting policies at December 31, 2020.
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

Revenue Recognition
We enter into contracts with customers to sell our oil and natural gas production. Revenue from these contracts is recognized when our performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration we expect to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production.
The majority of our oil marketing contracts transfer physical custody and title at or near the wellhead or a CDP, which is generally when control of the oil has been transferred to the purchaser. The majority of the oil produced is sold under contracts using market-based pricing, which price is then adjusted for differentials based upon delivery location and oil quality. To the extent the differentials are incurred at or after the transfer of control of the oil, the differentials are included in oil revenues on the statements of operations, as they represent part of the transaction price of the contract. If the differentials, or other related costs, are incurred prior to the transfer of control of the oil, those costs are included in production taxes, transportation and processing expenses on our consolidated statements of operations, as they represent payment for services performed outside of the contract with the customer.
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
We recognize midstream services revenues at the time services have been rendered and the price is fixed and determinable. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. All midstream services revenues related to our working interest are eliminated in consolidation. Since we have a right to payment from our customers in amounts that correspond directly to the value that the customer receives from the performance completed on each contract, we apply the practical expedient in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) that allows recognition of revenue in the amount for which there is a right to invoice the customer without estimating a transaction price for each contract and allocating that transaction price to the performance obligations within each contract.
We periodically enter into natural gas purchase transactions with third parties whereby we (i) purchase the third party’s natural gas and subsequently sell the natural gas to other purchasers or (ii) process the third party’s natural gas at the Black River Processing Plant and then purchase, and subsequently sell, the residue gas and NGLs to other purchasers. Revenues and expenses from these transactions are presented on a gross basis on our consolidated statements of operations as we act as a principal in the transactions by assuming the risk and rewards of ownership, including credit risk, of the natural gas purchased and by assuming the responsibility to deliver and process the natural gas volumes to be sold.
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
Assumptions are reviewed each time new equity-based option awards are granted and are reviewed quarterly for outstanding liability-based option awards. The assumptions used may be impacted by actual fluctuations in our stock price, movements in market interest rates and option terms. The use of different assumptions produces a different fair value for equity-based option awards and outstanding liability-based option awards and can significantly impact the amount of stock compensation expense recognized in our consolidated statement of operations or capitalized in accordance with our policy on capitalizing general and administrative expenses for employees involved in acquisition, exploration and development activities. We use the Black Scholes Merton model to determine the fair value of service-based option awards and the Monte Carlo method to determine the fair value of awards that contain a market condition. The fair value of restricted stock and restricted stock unit awards is recognized based on the closing price of our common stock on the date of the grant for awards issued under the 2003 Incentive Plan and the 2012 Incentive Plan and on the trading day prior to the date of grant for awards issued under the 2019 Incentive Plan. See Note 9 to the consolidated financial statements in this Annual Report for further details on our stock-based compensation at December 31, 2020.
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
Our engineers and technical staff must make many subjective assumptions based on their professional judgment in developing reserves estimates. Reserves estimates are updated quarterly and consider recent production levels and other technical information about each well. Estimating oil and natural gas reserves is complex and inexact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, petrophysical, engineering and production data. The extent, quality and reliability of both the data and the associated interpretations can vary. The process also requires certain economic assumptions, including, but not limited to, oil and natural gas prices, development expenditures, operating expenses, capital expenditures and taxes. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas will most likely vary from our estimates. Accordingly, reserves estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Any significant variance could materially and adversely affect our future reserves estimates, financial condition, results of operations and cash flows. We cannot predict the amounts or timing of future reserves revisions. If such revisions are significant, they could significantly affect future amortization of capitalized costs and result in an impairment of assets that may be material. See “Risk Factors—Risks Related to our Financial Condition—Our oil and natural gas reserves are estimated and may not reflect the actual volumes of oil and natural gas we will recover, and significant inaccuracies in these reserves estimates or underlying assumptions will materially affect the quantities and present value of our reserves” and “Risk Factors—Risks Related to our Financial Condition—We may be required to write down the carrying value of our proved properties under accounting rules, and these write-downs could adversely affect our financial condition.”

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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At December 31, 2020, The Bank of Nova Scotia, BMO Harris Financing (Bank of Montreal) and Truist Bank (or affiliates thereof) were the counterparties for all of our derivative instruments. We have considered the credit standing of the counterparties in determining the fair value of our derivative financial instruments.
At December 31, 2020, we had entered into various costless collar contracts to mitigate our exposure to fluctuations in oil and natural gas prices, each with an established price floor and ceiling. When the settlement price is below the price floor established by one or more of these collars, we receive from our counterparty an amount equal to the difference between the settlement price and the price floor multiplied by the contract oil or natural gas volume. When the settlement price is above the price ceiling established by one or more of the costless collars, we pay our counterparty an amount equal to the difference between the settlement price and the price ceiling multiplied by the contract oil or natural gas volume.
At December 31, 2020, we had entered into various swap contracts to mitigate our exposure to oil prices, including price differences between NYMEX WTI Cushing and Argus WTI Midland crude oil. When the settlement price is below the fixed price established by one or more of these swaps, we receive from the counterparty an amount equal to the difference between the settlement price and the fixed price multiplied by the contract oil volume. When the settlement price is above the fixed price established by one or more of these swaps, we pay to the counterparty an amount equal to the difference between the settlement price and the fixed price multiplied by the contract oil volume.
See Note 12 to the consolidated financial statements in this Annual Report for a summary of our open derivative financial instruments at December 31, 2020. Such information is incorporated herein by reference.
Effect of Derivatives Legislation. The Dodd-Frank Act, among other things, established federal oversight and regulation of certain derivative products, including commodity hedges of the type we use. The Dodd-Frank Act requires the CFTC and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented, and it is not possible at this time to predict when, or if, this will be accomplished. Based upon the limited assessments we are able to make with respect to the Dodd-Frank Act, there is the possibility that the Dodd-Frank Act could have a substantial and adverse impact on our ability to enter into and maintain these commodity hedges. In particular, the Dodd-Frank Act could result in the implementation of position limits and additional regulatory requirements on our derivative arrangements, which could include new margin, reporting and clearing requirements. In addition, this legislation could have a substantial impact on our counterparties and may increase the cost of our derivative arrangements in the future. See “Risk Factors—Risks Related to Laws and Regulations—The derivatives legislation adopted by Congress could have an adverse impact on our ability to hedge risks associated with our business.”
Interest rate risk. We do not and have not used interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense on existing debt since we borrowed under our Credit Agreement for the first time in December 2010. At December 31, 2020, we had outstanding borrowings of $440.0 million at an interest rate of 1.90% per annum under our Credit Agreement, $1.05 billion in Notes outstanding at a coupon rate of 5.875% per annum and $334.0 million of outstanding borrowings under the San Mateo Credit Facility at an interest rate of 2.15% per annum. If we incur additional indebtedness in the future and at higher interest rates, we may use interest rate derivatives. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We have limited ability to control participation in our wells. We are also subject to credit risk due to concentration of our oil and natural gas receivables with several significant customers and San Mateo is subject to the credit risk of its customers. The inability or failure of our or San Mateo’s significant customers to meet their obligations or their insolvency or liquidation may adversely affect our financial condition, results of operations and cash flows. In addition, our derivative arrangements expose us to credit risk in the event of nonperformance by our counterparties.
While we do not require our customers to post collateral and we do not have a formal process in place to evaluate and assess the credit standing of our significant customers for oil and natural gas receivables and the counterparties on our derivative instruments, we do evaluate the credit standing of such counterparties as we deem appropriate under the circumstances. This evaluation requires us to conduct the due diligence necessary to determine credit terms and credit limits, which may include (i) reviewing a counterparty’s credit rating, latest financial information and, in the case of a customer with which we have receivables, its historical payment record and the financial ability of its parent company to make payment if the customer cannot and (ii) undertaking the due diligence necessary to determine credit terms and credit limits. The counterparties on our derivative financial instruments in place at February 23, 2021 were The Bank of Nova Scotia, BMO Harris Financing (Bank of Montreal) and Truist Bank (or affiliates thereof), which are lenders (or affiliates thereof) under our Credit Agreement, and we are likely to enter into any future derivative instruments with such banks or other lenders (or affiliates thereof) party to the Credit Agreement.
Impact of Inflation. Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2020, 2019 and 2018. Although the impact of inflation has been generally insignificant in recent years, it is still a factor in the U.S. economy and we tend to specifically experience inflationary pressure on the cost of oilfield services and equipment with increases in oil and natural gas prices and with increases in drilling activity in our areas of operations, including the Wolfcamp and Bone Spring plays in the Delaware Basin, the Eagle Ford shale play and the Haynesville shale play. See “Risk Factors—Risks Related to our Operations—The unavailability or high cost of drilling rigs, completion equipment and services, supplies and personnel, including hydraulic fracturing equipment and personnel, could adversely affect our ability to establish and execute exploration and development plans within budget and on a timely basis, which could have a material adverse effect on our financial condition, results of operations and cash flows.”
Item 8. Financial Statements and Supplementary Data.
Our financial statements appear at the end of this Annual Report beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2020, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.
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
KPMG, our independent registered public accounting firm, has issued an attestation report on our controls over financial reporting as of December 31, 2020 as included herein.
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
Opinion on Internal Control Over Financial Reporting
We have audited Matador Resources Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 26, 2021

Item 9B. Other Information.
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report (our “Definitive Proxy Statement”). Such responsive information is expected to be included under the captions “Proposal 1—Election of Directors,” “Corporate Governance,” “Executive Compensation” and “Director Compensation.”
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Annual Report:
1. Index to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2020 and 2019, Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018, Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018 and Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018.
2. Financial Statement Schedules: All other schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.
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

4.4	Description of Capital Stock (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 2019).

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

10.27†
Form of Restricted Stock Award Agreement relating to the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees without employment agreements (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K for the year ended December 31, 2015).

10.28†	Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 11, 2015).

10.29†
Matador Resources Company Nonqualified Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K for the year ended December 31, 2015).

10.30†
Form of Restricted Stock Unit Award Agreement for deferred delivery relating to the Matador Resources Company 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.63 to the Annual Report on Form 10-K for the year ended December 31, 2016).

10.31†
Form of Employment Agreement between Matador Resources Company and each of Billy E. Goodwin and G. Gregg Krug, effective February 19, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.32†
Form of Restricted Stock Unit Award Agreement for Annual Grants with delayed delivery relating to the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.33†
Amendment Number One to the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.34†
Form of Restricted Stock Unit Award Agreement for director awards with deferred delivery under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.35†
Form of Nonqualified Stock Option Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees without employment agreements (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.36†
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

10.40†
Amended and Restated Employment Agreement between Matador Resources Company and Bradley M. Robinson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.41
Eleventh Amendment to Third Amended and Restated Credit Agreement, dated as of August 7, 2018, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2018).

10.42
Twelfth Amendment to Third Amended and Restated Credit Agreement, dated as of October 1, 2018, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 4, 2018).

10.43
Thirteenth Amendment to Third Amended and Restated Credit Agreement, dated as of October 31, 2018, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 1, 2018).

10.44†
Matador Resources Company Annual Cash Incentive Plan, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K for the year ended December 31, 2018).

10.45†
Form of Phantom Unit Award Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.67 to the Annual Report on Form 10-K for the year ended December 31, 2018).

10.46†
Form of Performance Stock Unit Award Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.68 to the Annual Report on Form 10-K for the year ended December 31, 2018).

10.47†	Matador Resources Company 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on June 6, 2019).

10.48†
Form of Restricted Stock Unit Award Agreement for director awards under the Matador Resources Company 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.49†
Form of Restricted Stock Unit Award Agreement for director awards with deferred delivery under the Matador Resources Company 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.50†
First Amendment to the Employment Agreement between Matador Resources Company and G. Gregg Krug (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.51†
First Amendment to the Amended and Restated Employment Agreement between Matador Resources Company and Bradley M. Robinson (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.52
Fourteenth Amendment to Third Amended and Restated Credit Agreement, dated as of February 27, 2020, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K for the year ended December 31, 2019).

10.53†
Form of Phantom Unit Award Agreement for awards under the Matador Resources Company 2019 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.54†
Form of Performance Stock Unit Award Agreement for awards under the Matador Resources Company 2019 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.55†	Second Amendment to the Amended and Restated Employment Agreement between Matador Resources Company and Bradley M. Robinson (filed herewith).

10.56†	Form of Stock Option Cancellation Agreement for certain stock options under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (filed herewith).

21.1	List of Subsidiaries of Matador Resources Company (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of Netherland, Sewell & Associates, Inc. (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Audit report of Netherland, Sewell & Associates, Inc. (filed herewith).

101	The following financial information from Matador Resources Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

†	Indicates a management contract or compensatory plan or arrangement.

*	Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATADOR RESOURCES COMPANY

February 26, 2021	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Wm. Foran	Chairman and Chief Executive Officer	February 26, 2021
Joseph Wm. Foran	(Principal Executive Officer)

/s/ David E. Lancaster	Executive Vice President and Chief Financial Officer	February 26, 2021
David E. Lancaster	(Principal Financial Officer)

/s/ Robert T. Macalik	Senior Vice President and Chief Accounting Officer	February 26, 2021
Robert T. Macalik	(Principal Accounting Officer)

/s/ Reynald A. Baribault	Director	February 26, 2021
Reynald A. Baribault

/s/ R. Gaines Baty	Director	February 26, 2021
R. Gaines Baty

/s/ Craig T. Burkert	Director	February 26, 2021
Craig T. Burkert

/s/ William M. Byerley	Director	February 26, 2021
William M. Byerley

/s/ Monika U. Ehrman	Director	February 26, 2021
Monika U. Ehrman

/s/ Julia P. Forrester Rogers	Director	February 26, 2021
Julia P. Forrester Rogers

/s/ James M. Howard	Director	February 26, 2021
James M. Howard

/s/ Timothy E. Parker	Director	February 26, 2021
Timothy E. Parker

/s/ Kenneth L. Stewart	Director	February 26, 2021
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
Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in this Annual Report in reference to crude oil, other liquid hydrocarbons or produced water.
Bcf. One billion cubic feet of natural gas.
BOE. Barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or NGLs to six Mcf of natural gas.
BOE/d. BOE per day.
Btu or British thermal unit. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Central delivery point or CDP. The point on an oil, natural gas or produced water system where such product is aggregated from one or more gathering or transportation pipelines, wells, tank batteries or leases. Custody is often transferred to a third party at a central delivery point.
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
MBbl. One thousand barrels of crude oil, other liquid hydrocarbons or produced water.
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
NYMEX. New York Mercantile Exchange.
Organization of Petroleum Exporting Countries or OPEC. An intergovernmental group of 13 of the world’s major oil-exporting countries, which was founded in 1960 to coordinate the petroleum policies of its members and to provide member countries with technical and economic aid.
OPEC+. A loose affiliation of the member countries of OPEC and 10 of the world’s other major oil-exporting countries, including Russia.
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
Prospectivity. Having the potential for the discovery and/or future development of commercial hydrocarbons in a specific geographic area or formation.
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
December 31, 2020, 2019 and 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Matador Resources Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Matador Resources Company and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impact of estimated proved oil and natural gas reserves related to evaluated oil and natural gas properties on depletion expense and the ceiling test calculation
As discussed in Note 2 to the consolidated financial statements, the Company uses the full-cost method of accounting for its investments in oil and natural gas properties and amortizes capitalized costs of oil and natural gas properties using the unit-of-production method based on production and estimates of proved reserves quantities. The Company is required to perform a ceiling test calculation on a quarterly basis and the applicable ceiling is equal to the sum of (1) the present value, discounted at 10%, of future net revenues of proved oil and natural gas reserves, reduced by the estimated costs of developing these reserves, plus (2) unproved and unevaluated property costs not being amortized, plus (3) the lower of cost or estimated fair value of unproved and unevaluated properties included in the costs being amortized, if any, less (4) any income tax effects related to the properties involved. Any excess of the Company’s net capitalized costs above the cost center ceiling is charged to operations as a full-cost ceiling impairment. Estimates of economically recoverable oil and natural gas reserves depend upon a number of factors and assumptions, including quantities of oil and natural gas that are ultimately recovered, the timing of the recovery of oil and natural gas reserves, the operating costs incurred, the amount of future development expenditures, and the price received for the production. For the year ended December 31, 2020, the Company recorded depletion expense of evaluated oil and natural gas properties of $334.8 million and recorded a ceiling test impairment of $684.7 million. Additionally, as discussed in Note 3 to the consolidated financial statements, the Company recorded $5.3 billion of gross evaluated oil and natural gas properties as of December 31, 2020. The Company’s internal reserves engineers prepare an estimate of the proved oil and natural gas reserves, and the Company engages external reserves engineers to independently evaluate the proved oil and natural gas reserves estimated by the Company.
We identified the assessment of the impact of estimated proved oil and natural gas reserves related to evaluated oil and natural gas properties on both depletion expense and the ceiling test calculation as a critical audit matter. There is a high degree of subjectivity in evaluating the estimate of proved oil and natural gas reserves, as auditor judgment was required to evaluate the assumptions used by the Company related to forecasted production, development costs, operating costs, and forecasted oil and natural gas prices inclusive of price differentials.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s depletion and ceiling test processes. This included controls related to the development of the assumptions listed above used to estimate proved reserves used in the respective calculations. We evaluated (1) the professional qualifications of the Company’s internal reserves engineers as well as the external reserves engineers and external engineering firm, (2) the knowledge, skill, and ability of the Company’s internal and external reserves engineers, and (3) the relationship of the external reserves engineers and external engineering firm to the Company. We assessed the methodology used by the Company to estimate the reserves for consistency with industry and regulatory standards. We also compared the pricing assumptions, including price differentials, used in the reserves engineers’ estimate of the proved reserves to publicly available oil and natural gas pricing data. We evaluated assumptions used in the reserves engineers’ estimate regarding future operating and development costs based on actual results. In addition, we compared the Company’s historical production forecasts to actual production volumes to assess the Company’s ability to accurately forecast and we compared the forecasted production assumption used by the Company in the current period to historical production. We read the findings of the Company’s external reserves engineers in connection with our evaluation of the Company’s reserves estimates. We analyzed the depletion expense calculation for compliance with industry and regulatory standards, and recalculated it. We also analyzed the ceiling test impairment calculation for compliance with industry and regulatory standards. In addition, we performed an independent calculation of the ceiling test impairment calculation and compared our results with the Company’s results.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas
February 26, 2021

Matador Resources Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2020	2019
ASSETS
Current assets
Cash	$57,916	$40,024
Restricted cash	33,467	25,104
Accounts receivable
Oil and natural gas revenues	85,098	95,228
Joint interest billings	34,823	67,546
Other	17,212	26,639
Derivative instruments	6,727	—
Lease and well equipment inventory	10,584	10,744
Prepaid expenses and other current assets	15,802	13,207
Total current assets	261,629	278,492
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	5,295,931	4,557,265
Unproved and unevaluated	902,133	1,126,992
Midstream properties	841,695	643,903
Other property and equipment	29,561	27,021
Less accumulated depletion, depreciation and amortization	(3,701,551)	(2,655,586)
Net property and equipment	3,367,769	3,699,595
Other assets
Derivative instruments	2,570	—
Other long-term assets	55,312	91,589
Total assets	$3,687,280	$4,069,676
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,982	$25,230
Accrued liabilities	119,158	200,695
Royalties payable	66,049	85,193
Amounts due to affiliates	4,934	19,606
Derivative instruments	45,186	1,897
Advances from joint interest owners	4,191	14,837
Amounts due to joint ventures	—	486
Other current liabilities	37,436	51,828
Total current liabilities	290,936	399,772
Long-term liabilities
Borrowings under Credit Agreement	440,000	255,000
Borrowings under San Mateo Credit Facility	334,000	288,000
Senior unsecured notes payable	1,040,998	1,039,416
Asset retirement obligations	37,919	35,592
Derivative instruments	—	1,984
Deferred income taxes	—	37,329
Other long-term liabilities	30,402	43,131
Total long-term liabilities	1,883,319	1,700,452
Commitments and contingencies (Note 14)
Shareholders’ equity
Common stock — $0.01 par value, 160,000,000 shares authorized; 116,847,003 and 116,644,246 shares issued; and 116,844,768 and 116,642,899 shares outstanding, respectively	1,169	1,166
Additional paid-in capital	2,027,069	1,981,014
Accumulated deficit	(741,705)	(148,500)
Treasury stock, at cost, 2,235 and 1,347 shares, respectively	(3)	(26)
Total Matador Resources Company shareholders’ equity	1,286,530	1,833,654
Non-controlling interest in subsidiaries	226,495	135,798
Total shareholders’ equity	1,513,025	1,969,452
Total liabilities and shareholders’ equity	$3,687,280	$4,069,676
The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Oil and natural gas revenues	$744,461	$892,325	$800,700
Third-party midstream services revenues	64,932	59,110	21,920
Sales of purchased natural gas	41,742	74,769	7,071
Lease bonus - mineral acreage	4,062	1,711	2,489
Realized gain on derivatives	38,937	9,482	2,334
Unrealized (loss) gain on derivatives	(32,008)	(53,727)	65,085
Total revenues	862,126	983,670	899,599
Expenses
Production taxes, transportation and processing	93,338	92,273	76,138
Lease operating	104,953	117,305	92,966
Plant and other midstream services operating	41,500	36,798	24,609
Purchased natural gas	32,734	69,398	6,635
Depletion, depreciation and amortization	361,831	350,540	265,142
Accretion of asset retirement obligations	1,948	1,822	1,530
Full-cost ceiling impairment	684,743	—	—
General and administrative	62,578	80,054	69,308
Total expenses	1,383,625	748,190	536,328
Operating (loss) income	(521,499)	235,480	363,271
Other income (expense)
Net loss on asset sales and inventory impairment	(2,832)	(967)	(196)
Interest expense	(76,692)	(73,873)	(41,327)
Prepayment premium on extinguishment of debt	—	—	(31,226)
Other income (expense)	1,864	(2,126)	1,551
Total other expense	(77,660)	(76,966)	(71,198)
(Loss) income before income taxes	(599,159)	158,514	292,073
Income tax provision (benefit)
Current	—	—	(455)
Deferred	(45,599)	35,532	(7,236)
Total income tax (benefit) provision	(45,599)	35,532	(7,691)
Net (loss) income	(553,560)	122,982	299,764
Net income attributable to non-controlling interest in subsidiaries	(39,645)	(35,205)	(25,557)
Net (loss) income attributable to Matador Resources Company shareholders	$(593,205)	$87,777	$274,207
(Loss) earnings per common share
Basic	$(5.11)	$0.75	$2.41
Diluted	$(5.11)	$0.75	$2.41
Weighted average common shares outstanding
Basic	116,068	116,555	113,580
Diluted	116,068	117,063	113,691

The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
For the Years Ended December 31, 2020, 2019 and 2018

							Total shareholders’ equity attributable to Matador Resources Company

			Additional paid-in capital	Accumulated deficit	Treasury Stock			Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2018	108,514	$1,085	$1,666,024	$(510,484)	3	$(69)	$1,156,556	$100,990	$1,257,546
Issuance of common stock pursuant to employee stock compensation plan	759	8	(8)	—	—	—	—	—	—
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	81	1	(1)	—	—	—	—	—	—
Issuance of common stock pursuant to public offering	7,000	70	226,542	—	—	—	226,612	—	226,612
Cost to issue equity	—	—	(204)	—	—	—	(204)	—	(204)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	22,660	—	—	—	22,660	—	22,660
Stock options exercised, net of options forfeited in net share settlements	179	2	(1,269)	—	—	—	(1,267)	—	(1,267)
Restricted stock forfeited	—	—	—	—	176	(4,384)	(4,384)	—	(4,384)
Contributions related to formation of San Mateo I (see Note 6)	—	—	14,700	—	—	—	14,700	—	14,700
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	85,750	85,750
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(121,520)	(121,520)
Cancellation of treasury stock	(158)	(2)	(4,036)	—	(158)	4,038	—	—	—
Current period net income	—	—	—	274,207	—	—	274,207	25,557	299,764
Balance at December 31, 2018	116,375	1,164	1,924,408	(236,277)	21	(415)	1,688,880	90,777	1,779,657
Issuance of common stock pursuant to employee stock compensation plan	240	2	(2)	—	—	—	—	—	—
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	50	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	23,396	—	—	—	23,396	—	23,396
Stock options exercised, net of options forfeited in net share settlements	220	2	3,298	—	—	—	3,300	—	3,300
Liability-based stock option awards settled	1	—	11	—	—	—	11	—	11
Restricted stock forfeited	—	—	—	—	222	(3,691)	(3,691)	—	(3,691)
Contribution related to formation of San Mateo I, net of tax of $3.1 million (See Note 6)	—	—	11,613	—	—	—	11,613	—	11,613
Contribution of property related to formation of San Mateo II (See Note 6)	—	—	(506)	—	—	—	(506)	506	—
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries, net of tax of $5.9 million (See Note 6)	—	—	22,874	—	—	—	22,874	48,510	71,384
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(39,200)	(39,200)
Cancellation of treasury stock	(242)	(2)	(4,078)	—	(242)	4,080	—	—	—
Current period net income	—	—	—	87,777	—	—	87,777	35,205	122,982
Balance at December 31, 2019	116,644	$1,166	$1,981,014	$(148,500)	1	$(26)	$1,833,654	$135,798	$1,969,452

							Total shareholders’ equity attributable to Matador Resources Company

			Additional paid-in capital	Accumulated deficit	Treasury Stock			Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2020	116,644	$1,166	$1,981,014	$(148,500)	1	$(26)	$1,833,654	$135,798	$1,969,452
Issuance of common stock pursuant to employee stock compensation plan	244	2	(2)	—	—	—	—	—	—
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	85	1	(1)	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	17,452	—	—	—	17,452	—	17,452
Stock options exercised, net of options forfeited in net share settlements	—	—	(24)	—	—	—	(24)	—	(24)
Liability-based stock option awards settled in equity	22	—	297	—	—	—	297	—	297
Restricted stock forfeited	—	—	—	—	149	(1,489)	(1,489)	—	(1,489)
Contribution related to formation of San Mateo I, net of tax of $3.1 million (See Note 6)	—	—	11,613	—	—	—	11,613	—	11,613
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries, net of tax of $4.8 million (See Note 6)	—	—	18,232	—	—	—	18,232	96,622	114,854
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(45,570)	(45,570)
Cancellation of treasury stock	(148)	—	(1,512)	—	(148)	1,512	—	—	—
Current period net (loss) income	—	—	—	(593,205)	—	—	(593,205)	39,645	(553,560)
Balance at December 31, 2020	116,847	$1,169	$2,027,069	$(741,705)	2	$(3)	$1,286,530	$226,495	$1,513,025

The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net (loss) income	$(553,560)	$122,982	$299,764
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Unrealized loss (gain) on derivatives	32,008	53,727	(65,085)
Depletion, depreciation and amortization	361,831	350,540	265,142
Accretion of asset retirement obligations	1,948	1,822	1,530
Full-cost ceiling impairment	684,743	—	—
Stock-based compensation expense	13,625	18,505	17,200
Prepayment premium on extinguishment of debt	—	—	31,226
Deferred income tax (benefit) provision	(45,599)	35,532	(7,236)
Amortization of debt issuance cost	2,832	2,484	1,357
Net loss on asset sales and inventory impairment	2,832	967	196
Changes in operating assets and liabilities
Accounts receivable	53,001	(43,261)	(4,934)
Lease and well equipment inventory	(655)	4,777	(12,176)
Prepaid expenses and other current assets	(3,010)	(4,844)	(1,770)
Other long-term assets	1,681	678	3,418
Accounts payable, accrued liabilities and other current liabilities	(43,844)	(19,004)	68,647
Royalties payable	(19,144)	20,417	3,418
Advances from joint interest owners	(10,646)	3,869	8,179
Other long-term liabilities	(461)	2,851	(353)
Net cash provided by operating activities	477,582	552,042	608,523
Investing activities
Drilling, completion and equipping capital expenditures	(471,087)	(679,395)	(704,947)
Acquisition of oil and natural gas properties	(72,809)	(50,766)	(652,855)
Midstream capital expenditures	(234,359)	(192,035)	(163,222)
Expenditures for other property and equipment	(2,200)	(3,701)	(2,562)
Proceeds from sale of assets	4,789	21,921	8,333
Net cash used in investing activities	(775,666)	(903,976)	(1,515,253)
Financing activities
Repayments of borrowings	(35,000)	(35,000)	(370,000)
Borrowings under Credit Agreement	220,000	250,000	410,000
Borrowings under San Mateo Credit Facility	46,000	68,000	220,000
Cost to enter into or amend credit facilities	(660)	(1,443)	(3,077)
Proceeds from issuance of senior unsecured notes	—	—	1,051,500
Cost to issue senior unsecured notes	—	—	(14,098)
Purchase of senior unsecured notes	—	—	(605,780)
Proceeds from issuance of common stock	—	—	226,612
Cost to issue equity	—	—	(204)
Proceeds from stock options exercised	45	3,300	815
Contributions related to formation of San Mateo I	14,700	14,700	14,700
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	119,700	77,330	85,750
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(45,570)	(39,200)	(121,520)
Taxes paid related to net share settlement of stock-based compensation	(1,556)	(3,691)	(6,466)
Other	6,680	(918)	—
Net cash provided by financing activities	324,339	333,078	888,232
Increase (decrease) in cash and restricted cash	26,255	(18,856)	(18,498)
Cash and restricted cash at beginning of period	65,128	83,984	102,482
Cash and restricted cash at end of period	$91,383	$65,128	$83,984
Supplemental disclosures of cash flow information (Note 15)
The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

NOTE 1 — NATURE OF OPERATIONS
Matador Resources Company, a Texas corporation (“Matador” and, collectively with its subsidiaries, the “Company”), is an independent energy company engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States, with an emphasis on oil and natural gas shale and other unconventional plays. The Company’s current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. Additionally, the Company conducts midstream operations, primarily through its midstream joint ventures, San Mateo Midstream, LLC (collectively with its subsidiaries, “San Mateo I”) and San Mateo Midstream II, LLC (collectively with its subsidiaries, “San Mateo II” and, together with San Mateo I, “San Mateo”), in support of the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties. Effective October 1, 2020, San Mateo II merged with and into San Mateo I.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of Matador and its wholly-owned and majority-owned subsidiaries. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Accordingly, the Company consolidates certain subsidiaries and joint ventures that are less-than-wholly-owned and are not involved in oil and natural gas exploration, including San Mateo, and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification (“ASC”), Consolidation (Topic 810). The Company proportionately consolidates joint ventures that are less-than-wholly-owned and are involved in oil and natural gas exploration. All intercompany balances and transactions have been eliminated in consolidation.
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
December 31, 2020, 2019 and 2018
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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
Accounts Receivable
The Company sells its operated oil, natural gas and natural gas liquid (“NGL”) production to various purchasers (See “—Revenues” below.) In addition, the Company may participate with industry partners in the drilling, completion and operation of oil and natural gas wells. Substantially all of the Company’s accounts receivable are due from either purchasers of oil, natural gas and NGLs or participants in oil and natural gas wells for which the Company serves as the operator. Accounts receivable are due within 30 to 60 days of the production date and 30 days of the billing date and are stated at amounts due from purchasers and industry partners. Amounts are considered past due if they have been outstanding for 60 days or more. No interest is typically charged on past due amounts.
The Company reviews its need for an allowance for doubtful accounts on a periodic basis and determines the allowance, if any, by considering the length of time past due, previous loss history, future net revenues associated with the debtor’s ownership interest in oil and natural gas properties operated by the Company and the debtor’s ability to pay its obligations, among other things. The Company has no allowance for doubtful accounts related to its accounts receivable for any reporting period presented.
For the year ended December 31, 2020, two significant purchasers accounted for 65% of the Company’s total oil, natural gas and NGL revenues: Plains Marketing, L.P. (57%) and Exxon Mobil Corporation (8%). For the year ended December 31, 2019, two significant purchasers accounted for 67% of the Company’s total oil, natural gas and NGL revenues: Plains Marketing, L.P. (53%) and BP America Production Company (14%). For the year ended December 31, 2018, four significant purchasers accounted for 60% of the Company’s total oil, natural gas and NGL revenues: Plains Marketing, L.P. (19%), BP America Production Company (15%), Occidental Energy Marketing, Inc. (14%), and Western Refining Crude Oil (12%). If the Company lost one or more of these significant purchasers and were unable to sell its production to other purchasers on terms it considers acceptable, it could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows. At December 31, 2020, 2019 and 2018, approximately 35%, 31% and 34%, respectively, of the Company’s accounts receivable, including joint interest billings, related to these purchasers.
Lease and Well Equipment Inventory
Lease and well equipment inventory is stated at the lower of cost or market and consists entirely of materials or equipment scheduled for use in future well or midstream operations.
Oil and Natural Gas Properties
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, all costs associated with the acquisition, exploration and development of oil and natural gas properties and reserves, including unproved and unevaluated property costs, are capitalized as incurred and accumulated in a single cost center representing the Company’s activities, which are undertaken exclusively in the United States. Such costs include lease acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, costs of drilling both productive and non-productive wells, capitalized interest on qualifying projects and general and administrative expenses directly related to acquisition, exploration and development activities, but do not include any costs related to production, selling or general corporate administrative activities. The Company capitalized $30.0 million, $31.1 million and $28.3 million of its general and administrative costs into oil and natural gas properties in 2020, 2019 and 2018, respectively. The Company capitalized $5.0 million, $7.6 million and $8.8 million of its interest expense into oil and natural gas properties for the years ended December 31, 2020, 2019 and 2018, respectively.
Capitalized costs of oil and natural gas properties are amortized using the unit-of-production method based upon production and estimates of proved reserves quantities. For the years ended December 31, 2020, 2019 and 2018, the Company recorded depletion expense of $334.8 million, $330.7 million and $251.8 million, respectively. Unproved and unevaluated

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
property costs are excluded from the amortization base used to determine depletion. Unproved and unevaluated properties are assessed for possible impairment on a periodic basis based upon changes in operating or economic conditions. This assessment includes consideration of the following factors, among others: the assignment of proved reserves, geological and geophysical evaluations, intent to drill, remaining lease term and drilling activity and results. Upon impairment, the costs of the unproved and unevaluated properties are immediately included in the amortization base. Exploratory dry holes are included in the amortization base immediately upon determination that the well is not productive.
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
The estimated present value of after-tax future net cash flows from proved oil and natural gas reserves is highly dependent upon the quantities of proved reserves, the estimation of which requires substantial judgment. The associated commodity prices and the applicable discount rate used in these estimates are in accordance with guidelines established by the SEC. Under these guidelines, oil and natural gas reserves are estimated using then-current operating and economic conditions, with no provision for price and cost changes in future periods except by contractual arrangements. Future net revenues are calculated using prices that represent the arithmetic averages of the first-day-of-the-month oil and natural gas prices for the previous 12-month period, and a 10% discount factor is used to determine the present value of future net revenues. For the period from January through December 2020, these average oil and natural gas prices were $36.04 per Bbl and $1.99 per MMBtu, respectively. For the period from January through December 2019, these average oil and natural gas prices were $52.19 per Bbl and $2.58 per MMBtu, respectively. For the period from January through December 2018, these average oil and natural gas prices were $62.04 per Bbl and $3.10 per MMBtu, respectively. In estimating the present value of after-tax future net cash flows from proved oil and natural gas reserves, the average oil prices were further adjusted by property for quality, transportation and marketing fees and regional price differentials, and the average natural gas prices were further adjusted by property for energy content, transportation and marketing fees and regional price differentials.
For the year ended December 31, 2020, the Company’s net capitalized costs less related deferred income taxes exceeded the full-cost ceiling. As a result, the Company recorded an impairment charge of $684.7 million, exclusive of tax effect, to its consolidated statement of operations for the year ended December 31, 2020 with the related deferred income tax benefit recorded net of a valuation allowance (see Note 8).
During the years ended December 31, 2019 and 2018, the Company’s full-cost ceiling exceeded the net capitalized costs less related deferred income taxes. As a result, the Company recorded no impairment to its net capitalized costs during the years ended December 31, 2019 and 2018.
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

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Midstream Properties and Other Property and Equipment
Midstream properties and other property and equipment are recorded at historical cost and include midstream equipment and facilities, including the Company’s pipelines, processing facilities and produced water disposal systems, and corporate assets, including furniture, fixtures, equipment, land and leasehold improvements. Midstream equipment and facilities are depreciated over a 30-year useful life using the straight-line, mid-month convention method. Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Software, furniture, fixtures and other equipment are depreciated over their useful life (five to 30 years) using the straight-line method. The Company capitalized $1.8 million, $1.8 million and $1.6 million of general and administrative costs into midstream properties in 2020, 2019 and 2018, respectively. The Company capitalized $0.5 million and $0.9 million of interest expense into midstream properties for the years ended December 31, 2020 and 2019. The Company did not capitalize any interest expense into midstream properties for the year ended December 31, 2018. Maintenance and repair costs that do not extend the useful life of the property or equipment are expensed as incurred. See Note 3 for a detail of midstream properties and other property and equipment.
The Company evaluates midstream properties and other property and equipment for potential impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The carrying amount of a long-lived asset is not recoverable when it exceeds the undiscounted sum of the future cash flows expected to result from the use and eventual disposition of the asset. Expected future cash flows represent management’s estimates based on reasonable and supportable assumptions.
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
Revenues
The Company enters into contracts with customers to sell its oil and natural gas production. Revenue from these contracts is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under oil and natural gas marketing contracts is typically received from the purchaser one to two months after production.
The majority of the Company’s oil marketing contracts transfer physical custody and title at or near the wellhead or a central delivery point, which is generally when control of the oil has been transferred to the purchaser. The majority of the oil produced is sold under contracts using market-based pricing, which price is then adjusted for differentials based upon delivery location and oil quality. To the extent the differentials are incurred at or after the transfer of control of the oil, the differentials

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
are included in oil revenues on the statements of operations, as they represent part of the transaction price of the contract. If the differentials, or other related costs, are incurred prior to the transfer of control of the oil, those costs are included in production taxes, transportation and processing expenses on the Company’s consolidated statements of operations, as they represent payment for services performed outside of the contract with the customer.
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
The Company recognizes midstream services revenues at the time services have been rendered and the price is fixed and determinable. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in the Company’s operated wells. All midstream services revenues related to the Company’s working interest are eliminated in consolidation. Since the Company has a right to payment from its customers in amounts that correspond directly to the value that the customer receives from the performance completed on each contract, the Company applies the practical expedient in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) that allows recognition of revenue in the amount for which there is a right to invoice the customer without estimating a transaction price for each contract and allocating that transaction price to the performance obligations within each contract.
The Company periodically enters into natural gas purchase transactions with third parties whereby the Company (i) purchases the third party’s natural gas and subsequently sells the natural gas to other purchasers or (ii) processes the third party’s natural gas at San Mateo’s Black River cryogenic natural gas processing plant in Eddy County, New Mexico (the “Black River Processing Plant”) and then purchases, and subsequently sells, the residue gas and NGLs to other purchasers. Revenues and expenses from these transactions are presented on a gross basis on the Company’s consolidated statements of operations as the Company acts as a principal in the transactions by assuming the risk and rewards of ownership, including credit risk, of the natural gas purchased and by assuming the responsibility to deliver and process the natural gas volumes to be sold.
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
December 31, 2020, 2019 and 2018
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	Year Ended December 31,
	2020	2019	2018
Revenues from contracts with customers	$851,135	$1,026,204	$829,691
Lease bonus - mineral acreage	4,062	1,711	2,489
Realized gain on derivatives	38,937	9,482	2,334
Unrealized (loss) gain on derivatives	(32,008)	(53,727)	65,085
Total revenues	$862,126	$983,670	$899,599

	Year Ended December 31,
	2020	2019	2018
Oil revenues	$595,507	$759,811	$635,554
Natural gas revenues	148,954	132,514	165,146
Third-party midstream services revenues	64,932	59,110	21,920
Sales of purchased natural gas	41,742	74,769	7,071
Total revenues from contracts with customers	$851,135	$1,026,204	$829,691

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
Stock-Based Compensation
The Company may grant equity-based and liability-based common stock, stock options, restricted stock, restricted stock units, performance stock units and other awards permitted under any long-term incentive plan of the Company then in effect to members of its Board of Directors and certain employees, contractors and advisors. All equity-based awards are measured at fair value on the date of grant and are recognized on a straight-line basis over the awards’ vesting periods as either a component of general and administrative expenses in the consolidated statements of operations or capitalized in accordance with the Company’s policy on capitalizing general and administrative expenses for employees involved in acquisition, exploration and development activities. Awards that are expected to be settled in cash are liability-based awards, which are measured at fair value at each reporting date and are recognized over the awards’ vesting periods either as a component of general and administrative expenses in the consolidated statements of operations or capitalized in accordance with the Company’s policy on capitalizing general and administrative expenses for employees involved in acquisition, exploration and development activities.
The Company uses the Black Scholes Merton option pricing model to measure the fair value of stock options and the Monte Carlo simulation method to measure the fair value of performance units. The closing price of Matador’s common stock on the grant date is used to measure the fair value of restricted stock and restricted stock unit awards granted under the Company’s 2003 Stock and Incentive Plan (the “2003 Incentive Plan”) and the 2012 Long-Term Incentive Plan (as subsequently amended and restated, the “2012 Incentive Plan”), while the closing price of Matador’s common stock on the trading day prior to the grant date is used to measure the fair value of restricted stock and restricted stock unit awards granted under the 2019 Long-Term Incentive Plan (the “2019 Incentive Plan”).
The Company’s consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 include a stock-based compensation (non-cash) expense of $13.6 million, $18.5 million and $17.2 million, respectively. This stock-based compensation expense includes common stock issuances and restricted stock units expense totaling $1.0 million, $1.4 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, paid to independent members of the Board of Directors and advisors as compensation for their services to the Company. The Company’s consolidated statement of

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
operations for the years ended December 31, 2020 and 2019 also includes $4.0 million and $3.2 million, respectively, related to liability-based awards expected to be settled in cash.
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
The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At December 31, 2020, 2019 and 2018, the Company had not established any reserves for, nor recorded any unrecognized tax benefits related to, uncertain tax positions.
When necessary, the Company would include interest assessed by taxing authorities in “Interest expense” and penalties related to income taxes in “Other expense” on its consolidated statements of operations. The Company did not record any interest or penalties related to income taxes for the years ended December 31, 2020, 2019 and 2018.
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
The following are reconciliations of the numerators and denominators used to compute the Company’s basic and diluted earnings per common share as reported for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share data).

	Year Ended December 31,
	2020	2019	2018
Net (loss) income attributable to Matador Resources Company shareholders — numerator	$(593,205)	$87,777	$274,207
Weighted average common shares outstanding — denominator
Basic	116,068	116,555	113,580
Dilutive effect of options and restricted stock units	—	508	111
Diluted weighted average common shares outstanding	116,068	117,063	113,691
Earnings per common share attributable to Matador Resources Company shareholders
Basic	$(5.11)	$0.75	$2.41
Diluted	$(5.11)	$0.75	$2.41
A total of 2.5 million, 2.6 million and 1.6 million options to purchase shares of Matador’s common stock were excluded from the diluted weighted average common shares outstanding for the years ended December 31, 2020, 2019 and 2018, respectively, because their effects were anti-dilutive. Additionally, 0.7 million restricted shares, which are participating

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
securities, were excluded from the calculations above for the year ended December 31, 2020 as the security holders do not have the obligation to share in the losses of the Company.
 Credit Risk
The Company’s cash is held in financial institutions and at times these amounts exceed the insurance limits of the Federal Deposit Insurance Corporation. Management believes, however, that the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected.
The Company uses derivative financial instruments to mitigate its exposure to oil, natural gas and NGL price volatility. These transactions expose the Company to potential credit risk from its counterparties. The Company manages counterparty credit risk through established internal derivatives policies that are reviewed on an ongoing basis. Additionally, all of the Company’s commodity derivative contracts at December 31, 2020 were with The Bank of Nova Scotia, BMO Harris Financing, Inc. (Bank of Montreal) and Truist Bank (or affiliates thereof), parties that are lenders (or affiliates thereof) under the Company’s reserves-based revolving credit agreement.
Accounts receivable constitute the principal component of additional credit risk to which the Company may be exposed. The Company attempts to minimize credit risk exposure to counterparties by monitoring the financial condition and payment history of its purchasers and joint interest partners.
NOTE 3 — PROPERTY AND EQUIPMENT
The following table presents a summary of the Company’s property and equipment balances as of December 31, 2020 and 2019 (in thousands).

	December 31,
	2020	2019
Oil and natural gas properties
Evaluated (subject to amortization)	$5,295,931	$4,557,265
Unproved and unevaluated (not subject to amortization)	902,133	1,126,992
Total oil and natural gas properties	6,198,064	5,684,257
Accumulated depletion	(3,623,265)	(2,603,681)
Net oil and natural gas properties	2,574,799	3,080,576
Midstream properties
Midstream equipment and facilities	841,695	643,903
Accumulated depreciation	(61,113)	(38,473)
Net midstream properties	780,582	605,430
Other property and equipment
Furniture, fixtures and other equipment	10,591	9,170
Software	8,116	8,099
Leasehold improvements	10,854	9,752
Total other property and equipment	29,561	27,021
Accumulated depreciation	(17,173)	(13,432)
Net other property and equipment	12,388	13,589
Net property and equipment	$3,367,769	$3,699,595

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 3 — PROPERTY AND EQUIPMENT — Continued
 The following table provides a breakdown of the Company’s unproved and unevaluated property costs not subject to amortization as of December 31, 2020 and the year in which these costs were incurred (in thousands).

Description	2020	2019	2018	2017 and prior	Total
Costs incurred for
Property acquisition	$40,355	$40,140	$472,577	$315,736	$868,808
Exploration wells	576	1,855	169	397	2,997
Development wells	25,324	4,889	66	49	30,328
Total	$66,255	$46,884	$472,812	$316,182	$902,133
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
Property acquisition costs incurred that remain in unproved and unevaluated property at December 31, 2020 are related to the Company’s leasehold and mineral acquisitions in the Delaware Basin in Southeast New Mexico and West Texas. These costs are associated with acreage for which proved reserves have yet to be assigned. A significant portion of these costs are associated with properties that are held by production or have automatic lease renewal options. As the Company drills wells and assigns proved reserves to these properties or determines that certain portions of this acreage, if any, cannot be assigned proved reserves, portions of these costs are transferred to the amortization base.
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
Costs excluded from amortization also include those costs associated with exploration and development wells in progress or awaiting completion at year-end. These costs are transferred into the amortization base on an ongoing basis as these wells are completed and proved reserves are established or confirmed. These costs totaled $33.3 million at December 31, 2020. Of this total, $3.0 million was associated with exploration wells and $30.3 million was associated with development wells. The Company anticipates that most of the $33.3 million associated with these wells in progress at December 31, 2020 will be transferred to the amortization base during 2021. Unproved and unevaluated property costs for exploration and development wells incurred from 2016 through 2019 are costs related to the advanced preparation for wells that we intend to drill in the future.
NOTE 4 — LEASES
The Company determines if an arrangement is a lease at inception of the contract. If an arrangement is a lease, the present value of the related lease payments is recorded as a liability, and an equal amount is capitalized as a right of use asset on the Company’s consolidated balance sheets. The Company elected to include payments for non-lease components associated with certain leases when determining the present value of the lease payments. Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s estimated incremental borrowing rate, determined at the lease commencement date using the Company’s average secured borrowing rate, is used to calculate present value. The weighted average estimated incremental borrowing rates used for the year ended December 31, 2020 were 3.09% and 2.97% for operating leases and financing leases, respectively. For these purposes, the lease term includes options to extend the lease when it is reasonably certain that the Company will exercise such option. Leases with terms of 12 months or less at inception are not recorded on the consolidated balance sheets unless there is a significant cost to terminate the lease, including the cost of removal of the leased asset. As the Company is the responsible party under these arrangements, the Company records the resulting assets and liabilities on a gross basis in its consolidated balance sheets.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 4 — LEASES — Continued
The following table presents supplemental consolidated statement of operations information related to lease expenses, on a gross basis, for the years ended December 31, 2020 and 2019, respectively (in thousands). Lease payments represent gross payments to vendors, which, for certain of our operating assets, are partially offset by amounts received from other working interest owners in our operated wells.

	Year Ended December 31,
	2020	2019
Operating leases
Lease operating	$12,994	$11,877
Plant and other midstream services	28	110
General and administrative	3,698	3,209
Total operating leases(1)	16,720	15,196
Short-term leases
Lease operating	12,890	10,441
Plant and other midstream services	5,689	4,983
General and administrative	47	27
Total short-term leases(2)(3)	18,626	15,451
Financing leases
Depreciation of assets	747	976
Interest on lease liabilities	123	134
Total financing leases	870	1,110
Total lease expense	$36,216	$31,757
_____________________
(1)     Does not include gross payments related to drilling rig leases of $33.6 million and $28.1 million for the years ended December 31, 2020 and 2019, respectively, that were capitalized and recorded in “Oil and natural gas properties, full-cost method” in the consolidated balance sheets at December 31, 2020 and 2019, respectively.
(2)    These costs are related to leases that are not recorded as right of use assets or lease liabilities in the consolidated balance sheets as they are short-term leases.
(3)    Does not include gross payments related to short-term drilling rig leases and other equipment rentals of $65.3 million and $90.3 million for the years ended December 31, 2020 and 2019, respectively, that were capitalized and recorded in “Oil and natural gas properties, full-cost method” in the consolidated balance sheets at December 31, 2020 and 2019, respectively.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 4 — LEASES — Continued
The following table presents supplemental consolidated balance sheet information related to leases as of December 31, 2020 and 2019, respectively (in thousands).

	December 31,
	2020	2019
Operating leases
Other long-term assets	$51,528	$85,668
Other current liabilities	$(35,716)	$(50,164)
Other long-term liabilities	(21,598)	(41,459)
Total operating lease liabilities	$(57,314)	$(91,623)

Financing leases
Other property and equipment, at cost	$3,673	$2,677
Accumulated depreciation	(2,134)	(1,324)
Net property and equipment	$1,539	$1,353
Other current liabilities	$(621)	$(799)
Other long-term liabilities	(256)	(524)
Total financing lease liabilities	$(877)	$(1,323)
The following table presents supplemental consolidated cash flow information related to lease payments for the year ended December 31, 2020 and 2019, respectively (in thousands).

	Year Ended December 31,
	2020	2019
Cash paid related to lease liabilities
Operating cash payments for operating leases	$15,664	$14,941
Investing cash payments for operating leases	$33,556	$28,034
Financing cash payments for financing leases	$790	$918

Right of use assets obtained in exchange for lease obligations entered into during the period
Operating leases	$12,474	$59,740
Financing leases	$996	$597
The following table presents the maturities of lease liabilities at December 31, 2020 (in years).

Weighted-Average Remaining Lease Term	December 31, 2020
Operating leases	2.6
Financing leases	2.0

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 4 — LEASES — Continued
The following table presents a schedule of future minimum lease payments required under all lease agreements as of December 31, 2020 (in thousands).

	December 31, 2020
	Operating Leases	Financing Leases
2021	$35,716	$621
2022	9,978	308
2023	4,289	102
2024	4,207	—
2025	4,285	—
Thereafter	1,649	—
Total lease payments	60,124	1,031
Less imputed interest	(2,810)	(154)
Total lease obligations	57,314	877
Less current obligations	(35,716)	(621)
Long-term lease obligations	$21,598	$256
NOTE 5 — ASSET RETIREMENT OBLIGATIONS
The Company’s asset retirement obligations primarily relate to future costs associated with plugging and abandonment of its oil, natural gas and salt water disposal wells, removal of pipelines, equipment and facilities from leased acreage and returning such land to its original condition. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and natural gas, future inflation rates and the Company’s credit-adjusted risk-free interest rate. Revisions to the liability can occur due to changes in these estimates and assumptions or if federal or state regulators enact new plugging and abandonment requirements. At the time of the actual plugging and abandonment of its oil and natural gas wells, the Company includes any gain or loss associated with the operation in the amortization base to the extent the actual costs are different from the estimated liability.
The following table summarizes the changes in the Company’s asset retirement obligations for the years ended December 31, 2020 and 2019 (in thousands).

	Year Ended December 31,
	2020	2019
Beginning asset retirement obligations	$36,211	$31,086
Liabilities incurred during period	2,548	3,811
Liabilities settled during period	(290)	(155)
Revisions in estimated cash flows	(1,875)	1,792
Divestitures during the period	—	(2,145)
Accretion expense	1,948	1,822
Ending asset retirement obligations	38,542	36,211
Less: current asset retirement obligations(1)	(623)	(619)
Long-term asset retirement obligations	$37,919	$35,592
__________________
(1)Included in “Accrued liabilities” in the Company’s consolidated balance sheets at December 31, 2020 and 2019.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 6 — BUSINESS COMBINATIONS AND DIVESTITURES
Joint Ventures
On February 17, 2017, the Company contributed substantially all of its midstream assets located in the Rustler Breaks (Eddy County, New Mexico) and Wolf (Loving County, Texas) asset areas in the Delaware Basin to San Mateo I, a joint venture with a subsidiary of Five Point Energy LLC (“Five Point”). The midstream assets contributed to San Mateo I include (i) the Black River Processing Plant (before its expansions); (ii) one salt water disposal well and a related commercial salt water disposal facility in the Rustler Breaks asset area; (iii) three salt water disposal wells and related commercial salt water disposal facilities in the Wolf asset area; and (iv) substantially all related oil, natural gas and produced water gathering systems and pipelines in both the Rustler Breaks and Wolf asset areas (collectively, the “Delaware Midstream Assets”). The Company continues to operate the Delaware Midstream Assets and San Mateo I’s other assets. The Company retained its ownership in certain midstream assets owned in South Texas and Northwest Louisiana, which are not part of San Mateo.
The Company and Five Point own 51% and 49% of San Mateo I, respectively. Five Point provided initial cash consideration of $176.4 million to San Mateo I in exchange for its 49% interest. Approximately $171.5 million of this cash contribution by Five Point was distributed by San Mateo I to the Company as a special distribution. The Company had the potential to earn up to $73.5 million in performance incentives over a five-year period, which in October 2020 was extended by an additional year. At February 23, 2021, the Company had earned $58.8 million of the potential $73.5 million in performance incentives. Through February 23, 2021, Five Point had paid $14.7 million in performance incentives in each of the first quarters of 2018, 2019 and 2020, and the Company expects Five Point to pay an additional $14.7 million in performance incentives in the first quarter of 2021. The Company may earn up to the remaining $14.7 million in performance incentives over the next two years. These performance incentives are recorded as additional contributions related to the formation of San Mateo I as they are received. The Company contributed the Delaware Midstream Assets and $5.1 million in cash to San Mateo I in exchange for its 51% interest.
The Company dedicated its current and certain future leasehold interests in the Rustler Breaks and Wolf asset areas to San   Mateo I pursuant to 15-year, fixed-fee oil, natural gas and produced water gathering and produced water disposal agreements, effective as of February 1, 2017. In addition, the Company dedicated its current and certain future leasehold interests in the Rustler Breaks asset area to San Mateo I pursuant to a 15-year, fixed-fee natural gas processing agreement (see Note 14).
On February 25, 2019, the Company announced the formation of San Mateo II, a strategic joint venture with Five Point designed to expand the Company’s midstream operations in the Delaware Basin, specifically in Eddy County, New Mexico. San Mateo II was owned 51% by the Company and 49% by Five Point. In addition, Five Point committed to pay $125.0 million of the first $150.0 million of capital expenditures incurred by San Mateo II to develop facilities in the Stebbins area and surrounding leaseholds in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and the Stateline asset area. During the year ended December 31, 2020, the $150.0 million threshold for capital expenditures was reached, and additional capital expenditures were the responsibility of Matador and Five Point based on each company’s proportionate interest. During the year ended December 31, 2020, the Company contributed $59.7 million and Five Point contributed $105.0 million of cash to San Mateo II, of which $23.1 million was paid to carry Matador’s proportionate interest. The portion of the amount contributed by Five Point to carry Matador’s proportionate interest was recorded in “Additional paid-in capital” in the Company’s consolidated balance sheets at December 31, 2020, net of the $4.8 million deferred tax impact to Matador related to this equity contribution. During the year ended December 31, 2019, the Company contributed $15.5 million of cash, and Five Point contributed $69.0 million of cash, of which $28.4 million was paid to carry Matador’s proportionate interest in San Mateo II and was therefore recorded in “Additional paid-in capital” in the consolidated balance sheet, net of the $5.9 million deferred tax impact to Matador related to this equity contribution. Upon formation of San Mateo II, in the first quarter of 2019, the Company also contributed $1.0 million of property to San Mateo II. In addition, the Company has the ability to earn up to $150.0 million in deferred performance incentives over the next several years, plus additional performance incentives for securing volumes from third-party customers.
In connection with the formation of San Mateo II, the Company dedicated to San Mateo II acreage in the Greater Stebbins Area and the Stateline asset area pursuant to 15-year, fixed-fee oil, natural gas and produced water gathering, natural gas processing and produced water disposal agreements (see Note 14).
Effective October 1, 2020, San Mateo II merged with and into San Mateo I. San Mateo is consolidated in the Company’s financial statements with Five Point’s interest in San Mateo being accounted for as a non-controlling interest.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 6 — BUSINESS COMBINATIONS AND DIVESTITURES — Continued
Divestitures
During 2020 and 2019, we converted approximately $4.8 million and $21.9 million, respectively, of non-core assets to cash. These properties were primarily located in South Texas and Northwest Louisiana and East Texas but included a small portion of our leasehold in a non-operated area of the Delaware Basin.
NOTE 7 — DEBT
At December 31, 2020, the Company had (i) $1.05 billion of outstanding senior notes due 2026, (ii) $440.0 million in borrowings outstanding under its reserves-based revolving credit facility, (iii) approximately $45.8 million in outstanding letters of credit issued pursuant to its revolving credit facility and (iv) $7.5 million outstanding under an unsecured U.S. Small Business Administration loan.
At December 31, 2020, San Mateo had $334.0 million in borrowings outstanding under its revolving credit facility and approximately $9.0 million in outstanding letters of credit issued pursuant to its revolving credit facility.
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
In February 2020, the lenders under the Credit Agreement completed their review of the Company’s proved oil and natural gas reserves, and, as a result, the borrowing base was reaffirmed at $900.0 million. The Company elected to increase the borrowing commitment from $500.0 million to $700.0 million, and the maximum facility amount remained $1.5 billion. The Company also added two new banks to the lending group as part of this redetermination process. This February 2020 redetermination constituted the regularly scheduled May 1 redetermination. In October 2020, the lenders completed their review of the Company’s proved oil and natural gas reserves, and, as a result, the borrowing base was reaffirmed at $900.0 million. The Company elected to keep the borrowing commitment at $700.0 million, the maximum facility amount remained $1.5 billion and no changes were made to the terms of the Credit Agreement. This October 2020 redetermination constituted the regularly scheduled November 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected borrowing commitment (subject to compliance with the covenant noted below).
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
Total deferred loan costs were $1.7 million at December 31, 2020, and these costs are being amortized over the term of the Credit Agreement. The Company’s effective interest rate under the Credit Agreement was 1.90% at December 31, 2020. At December 31, 2020, the Company had $440.0 million in borrowings outstanding under the Credit Agreement and approximately $45.8 million in outstanding letters of credit issued pursuant to the Credit Agreement. Between December 31,

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 7 — DEBT — Continued
2020 and February 23, 2021, the Company repaid an additional $10.0 million of borrowings outstanding under the Credit Agreement.
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
Subject to certain exceptions, the Credit Agreement contains various covenants that limit the Company’s and its restricted subsidiaries’ ability to take certain actions, including, but not limited to, the following:
•incur indebtedness or grant liens on any of the Company’s assets;
•enter into commodity hedging agreements;
•declare or pay dividends, distributions or redemptions;
•merge or consolidate;
•make any loans or investments;
•engage in transactions with affiliates;
•engage in certain asset dispositions, including a sale of all or substantially all of the Company’s assets; and
•take certain actions with respect to the Company’s senior unsecured notes.
If an event of default exists under the Credit Agreement, the lenders will be able to accelerate the maturity of the borrowings and exercise other rights and remedies. Events of default include, but are not limited to, the following events:
•failure to pay any principal or interest on the outstanding borrowings or any reimbursement obligation under any letter of credit when due or any fees or other amounts within certain grace periods;
•failure to perform or otherwise comply with the covenants and obligations in the Credit Agreement or other loan documents, subject, in certain instances, to certain grace periods;
•bankruptcy or insolvency events involving the Company or its subsidiaries; and
•a change of control, as defined in the Credit Agreement.
The Company believes that it was in compliance with the terms of the Credit Agreement at December 31, 2020.
San Mateo Midstream, LLC
On December 19, 2018, San Mateo I entered into a $250.0 million credit facility led by The Bank of Nova Scotia, as administrative agent (the “San Mateo Credit Facility”), and including all lenders party to the Credit Agreement at that time. The San Mateo Credit Facility, which matures December 19, 2023, includes an accordion feature, which provides for potential increases to up to $400.0 million. The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries, but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 7 — DEBT — Continued
property. At December 31, 2020, the lender commitments under the San Mateo Credit Facility were $375.0 million (subject to San Mateo’s compliance with the covenants noted below).
Total deferred loan costs were $2.1 million at December 31, 2020, and these costs are being amortized over the term of the San Mateo Credit Facility. San Mateo’s effective interest rate under the San Mateo Credit Facility was 2.15% at December 31, 2020. At December 31, 2020, San Mateo had $334.0 million in borrowings outstanding under the San Mateo Credit Facility and $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Between December 31, 2020 and February 23, 2021, San Mateo repaid $11.0 million in borrowings outstanding under the San Mateo Credit Facility.
Borrowings under the San Mateo Credit Facility may be in the form of a base rate loan or a Eurodollar loan. If San Mateo borrows funds as a base rate loan, such borrowings will bear interest at a rate equal to the greatest of (i) the prime rate for such day, (ii) the Federal Funds Effective Rate (as defined in the San Mateo Credit Facility) on such day, plus 0.50%, and (iii) the Adjusted LIBO Rate (as defined in the San Mateo Credit Facility) plus 1.0% plus, in each case, an amount ranging from 0.50% to 1.50% per annum depending on San Mateo’s Consolidated Total Leverage Ratio (as defined in the San Mateo Credit Facility). If San Mateo borrows funds as a Eurodollar loan, such borrowings will bear interest at a rate equal to (x) the Adjusted LIBO Rate for the chosen interest period plus (y) an amount ranging from 1.50% to 2.50% per annum depending on San Mateo’s Consolidated Total Leverage Ratio. If San Mateo has outstanding borrowings under the San Mateo Credit Facility and interest rates increase, so will San Mateo’s interest costs, which may have a material adverse effect on San Mateo’s results of operations and financial condition.
A commitment fee of 0.30% to 0.50% per annum, depending on the unused availability under the San Mateo Credit Facility, is also paid quarterly in arrears. The Company includes this commitment fee, any amortization of deferred financing costs (including origination and amendment fees) and annual agency fees, if any, as interest expense and in its interest rate calculations and related disclosures. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility.
Subject to certain exceptions, the San Mateo Credit Facility contains various covenants that limit San Mateo’s and its restricted subsidiaries’ ability to take certain actions, including, but not limited to, the following:
•incur indebtedness or grant liens on any of San Mateo’s assets;
•enter into hedging agreements;
•declare or pay dividends, distributions or redemptions;
•merge or consolidate;
•make any loans or investments;
•engage in transactions with affiliates;
•engage in certain asset dispositions, including a sale of all or substantially all of San Mateo’s assets; and
•issue equity interests in San Mateo or its subsidiaries.
If an event of default exists under the San Mateo Credit Facility, the lenders will be able to accelerate the maturity of the borrowings and exercise other rights and remedies. Events of default include, but are not limited to, the following events:
•failure to pay any principal or interest on the outstanding borrowings or any reimbursement obligation under any letter of credit when due or any fees or other amounts within certain grace periods;
•failure to perform or otherwise comply with the covenants and obligations in the San Mateo Credit Facility or other loan documents, subject, in certain instances, to certain grace periods;
•bankruptcy or insolvency events involving San Mateo or its subsidiaries; and
•a change of control, as defined in the San Mateo Credit Facility.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 7 — DEBT — Continued
The Company believes that San Mateo was in compliance with the terms of the San Mateo Credit Facility at December 31, 2020.
Senior Unsecured Notes
On April 14, 2015, Matador issued $400.0 million of 6.875% senior notes due 2023 (the “Original 2023 Notes”) in a private placement at par value. The Company received net proceeds of approximately $391.0 million, after deducting the initial purchasers’ discounts and offering expenses. The Original 2023 Notes were later exchanged for a like principal amount of 6.875% senior notes due 2023 (the “2023 Exchange Notes”) that were registered under the Securities Act of 1933, as amended (the “Securities Act”), at par value. On December 9, 2016, Matador issued $175.0 million of 6.875% senior notes due 2023 (the “Additional 2023 Notes”) in a private placement, at 105.5% of par, plus accrued interest from October 15, 2016, resulting in an effective interest rate of 5.5%. The Company received net proceeds of approximately $181.5 million, including the issue premium, but after deducting the initial purchasers’ discounts and estimated offering expenses and excluding accrued interest paid by buyers of the Additional 2023 Notes. The Additional 2023 Notes were later exchanged for a like principal amount of 6.875% senior notes due 2023 that were registered under the Securities Act (together with the 2023 Exchange Notes, the “2023 Notes”).
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
In December 2018, the Company exchanged substantially all of the Original 2026 Notes and Additional 2026 Notes for a like principal amount of 5.875% senior notes due 2026 that were registered under the Securities Act (the “Notes”). The terms of the Notes are substantially the same as the terms of the Original 2026 Notes and Additional 2026 Notes except that the transfer restrictions, registration rights and provisions for additional interest relating to the Original 2026 Notes and Additional 2026 Notes do not apply to the Notes. The Notes will mature September 15, 2026, and interest is payable on the Notes semi-annually in arrears on each March 15 and September 15. The Notes are guaranteed on a senior unsecured basis by certain subsidiaries of the Company (the “Guarantors”). San Mateo and its subsidiaries are not Restricted Subsidiaries (as defined in the Indenture) or Guarantors of the Notes.
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
December 31, 2020, 2019 and 2018
NOTE 7 — DEBT — Continued
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
Subject to certain exceptions, the Indenture contains various covenants that limit the Company’s ability to take certain actions, including, but not limited to, the following:
•incur additional indebtedness;
•sell assets;
•pay dividends or make certain investments;
•create liens that secure indebtedness;
•enter into transactions with affiliates; and
•merge or consolidate with another company.
In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to Matador, any Restricted Subsidiary (as defined in the Indenture) that is a Significant Subsidiary (as defined in the Indenture) or any group of Restricted Subsidiaries that, taken together, would constitute a Significant Subsidiary, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding Notes may declare all the Notes to be due and payable immediately. Events of default include, but are not limited to, the following events:
•default for 30 days in the payment when due of interest on the Notes;
•default in the payment when due of the principal of, or premium, if any, on the Notes;
•failure by the Company to comply with its obligations to offer to purchase or purchase Notes pursuant to the change of control or asset sale covenants of the Indenture or to comply with the covenant relating to mergers;
•failure by the Company for 180 days after notice to comply with its reporting obligations under the Indenture;
•failure by the Company for 60 days after notice to comply with any of the other agreements in the Indenture;
•payment defaults and accelerations with respect to other indebtedness of the Company and its Restricted Subsidiaries in the aggregate principal amount of $50.0 million or more;
•failure by the Company or any Restricted Subsidiary to pay certain final judgments aggregating in excess of $50.0 million within 60 days;
•any subsidiary guarantee by a Guarantor ceases to be in full force and effect, is declared null and void in a judicial proceeding or is denied or disaffirmed by its maker; and
•certain events of bankruptcy or insolvency with respect to the Company or any Restricted Subsidiary that is a Significant Subsidiary or any group of Restricted Subsidiaries that, taken together, would constitute a Significant Subsidiary.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 7 — DEBT — Continued
The outstanding borrowings of $440.0 million at December 31, 2020 under the Credit Agreement mature on October 31, 2023. The outstanding borrowings of $334.0 million at December 31, 2020 under the San Mateo Credit Facility mature on December 19, 2023. The $1.05 billion of outstanding Notes at December 31, 2020 mature on September 15, 2026.
NOTE 8 — INCOME TAXES
Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company’s net deferred tax position as of December 31, 2020 and 2019 is as follows (in thousands).

	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforwards	$122,952	$119,900
Unrealized loss on derivatives	8,997	960
Percentage depletion carryover	1,462	1,467
Compensation	10,405	13,690
Lease liabilities	9,380	17,107
Other	8,334	8,139
Total deferred tax assets	161,530	161,263
Valuation allowance on deferred tax assets	(110,681)	(6,736)
Total deferred tax assets, net of valuation allowance	50,849	154,527
Deferred tax liabilities
Property and equipment	(11,879)	(151,504)
Less than wholly-owned subsidiaries	(26,564)	(20,604)
Lease right of use assets	(9,380)	(17,107)
Other	(2,684)	(2,641)
Total deferred tax liabilities	(50,507)	(191,856)
Net deferred tax assets (liabilities)	$342	$(37,329)
At December 31, 2020, the Company had net operating loss carryforwards of $541.9 million for federal income tax purposes and $161.0 million for state income tax purposes available to offset future taxable income, as limited by the applicable provisions, and which expire at various dates beginning in 2027 for the federal net operating loss carryforwards. The state net operating loss carryforwards begin expiring at various dates beginning in 2024; however, the significant portion of the Company’s state net operating loss carryforwards expire beginning in 2027.
As a result of the net capitalized costs of the Company’s oil and natural gas properties less related deferred income taxes exceeding the full-cost ceiling during the year ended December 31, 2020, the Company recorded an impairment charge of $684.7 million, exclusive of tax effect, to the net capitalized costs of its oil and natural gas properties. Due to these impairment charges, at December 31, 2020, the Company’s deferred tax assets exceeded its deferred tax liabilities. As a result, the Company established a valuation allowance against most of the deferred tax assets. The remaining net deferred tax asset at December 31, 2020 relates to state taxes, for which the deferred taxes were determined to be more likely than not to be utilized.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 8 — INCOME TAXES — Continued
 The current income tax provision and the deferred income tax provision for the years ended December 31, 2020, 2019 and 2018 were comprised of the following (in thousands).

	Year Ended December 31,
	2020	2019	2018
Current income tax (benefit) provision
Federal income tax	$—	$—	$(455)
State income tax	—	—	—
Net current income tax benefit	$—	$—	$(455)
Deferred income tax (benefit) provision
Federal income tax	$(25,675)	$29,171	$(20,457)
State income tax	(19,924)	6,361	13,221
Net deferred income tax (benefit) provision	$(45,599)	$35,532	$(7,236)
Reconciliations of the tax expense (benefit) computed at the statutory federal rate to the Company’s total income tax provision (benefit) for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands).

	Year Ended December 31,
	2020	2019	2018
Federal tax (benefit) expense at statutory rate(1)	$(125,823)	$33,441	$61,543
State income tax	(20,607)	6,141	16,181
Permanent differences	(3,114)	(4,267)	(2,488)
AMT credit refundable	—	—	455
Change in federal valuation allowance	103,262	—	(80,003)
Change in state valuation allowance	683	217	(2,924)
Net deferred income tax (benefit) provision	(45,599)	35,532	(7,236)
Net current income tax benefit	—	—	(455)
Total income tax (benefit) provision	$(45,599)	$35,532	$(7,691)
__________________
(1)The statutory federal tax rate was 21% for the years ended December 31, 2020, 2019 and 2018.
The Company files a United States federal income tax return and several state tax returns, a number of which remain open for examination. The earliest tax year open for examination for the federal, the State of New Mexico and the State of Louisiana tax returns is 2017. The earliest tax year open for examination for the State of Texas tax return is 2016.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained by examination. Therefore, at December 31, 2020, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
NOTE 9 — STOCK-BASED COMPENSATION
Stock Options, Restricted Stock, Restricted Stock Units, Stock and Performance Awards
In 2003, the Company’s Board of Directors and shareholders approved the 2003 Incentive Plan. The 2003 Incentive Plan, as amended, provided that a maximum of 3,481,569 shares of common stock in the aggregate could be issued pursuant to options or restricted stock grants. In 2012, the Board of Directors adopted and shareholders approved the 2012 Incentive Plan. The 2012 Incentive Plan provided for a maximum of 8,700,000 shares of common stock in the aggregate that could be issued pursuant to options, restricted stock, stock appreciation rights, restricted stock units or other performance award grants.
In 2019, the Board of Directors adopted and shareholders approved the 2019 Incentive Plan. As of December 31, 2020, the 2019 Incentive Plan provided for a maximum of 1,940,386 shares of common stock in the aggregate that may be issued pursuant to grants of options, restricted stock, stock appreciation rights, restricted stock units or other performance award grants. The persons eligible to receive awards under the 2019 Incentive Plan include employees, directors, contractors or advisors of the Company. The primary purpose of the 2019 Incentive Plan is to attract and retain key employees, directors,

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 9 — STOCK-BASED COMPENSATION — Continued
contractors or advisors of the Company. With the adoption of the 2019 Incentive Plan, the Company does not expect to make any future awards under the 2003 Incentive Plan or the 2012 Incentive Plan, but both plans will remain in place until all awards outstanding under such plans have been settled. As of December 31, 2020, no awards remained outstanding under the 2003 Incentive Plan.
The 2012 Incentive Plan and the 2019 Incentive Plan are administered by the independent members of the Board of Directors, who, upon recommendation of the Strategic Planning and Compensation Committee of the Board of Directors, determine the number of options, restricted shares or other awards to be granted, the effective dates, the terms of the grants and the vesting periods. The Company typically uses newly issued shares of common stock to satisfy option exercises or restricted share grants.
During the year ended December 31, 2019, the Company began granting both equity-based and liability-based awards under the 2019 Incentive Plan. The fair value of equity-based awards is fixed at the grant date, while the fair value of liability-based awards is remeasured at each reporting period.
Stock Options
Under the 2012 Incentive Plan and the 2019 Incentive Plan, stock option awards have been granted and are outstanding to purchase the Company’s common stock at an exercise price equal to the fair market value on the date of grant, a typical vesting period of three or four years and a typical maximum term of five, six or 10 years. The 2012 Incentive Plan defines fair market value as the closing price of Matador’s common stock on the date of grant. Under the 2019 Incentive Plan, such fair market value of a stock option is determined using the closing price of Matador’s common stock on the trading day prior to the date of grant. All remaining option awards granted under the 2003 Incentive Plan were settled in the first quarter of 2020.
The weighted average grant date fair value for stock option awards granted under the 2012 Incentive Plan and the 2019 Incentive Plan were estimated using the following weighted average assumptions during the years ended December 31, 2019 and 2018. The Company did not issue stock option awards during the year ended December 31, 2020.

	2019	2018
Stock option pricing model	Black Scholes Merton	Black Scholes Merton
Expected option life	4.00 years	4.00 years
Risk-free interest rate	1.46%	2.51%
Volatility	48.52%	45.17%
Dividend yield	—%	—%
Estimated forfeiture rate	4.43%	2.24%
Weighted average fair value of stock option awards granted during the year	$5.04	$12.64
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
Summarized information about stock options outstanding at December 31, 2020 under the 2012 Incentive Plan and the 2019 Incentive Plan (collectively, the “LTIPs”) is as follows.

	Number of options (in thousands)	Weighted average exercise price
Options outstanding at December 31, 2019	3,260	$22.64
Options granted	—	$—
Options exercised	(65)	$9.00
Options forfeited	(20)	$15.83
Options expired	(702)	$22.53
Options outstanding at December 31, 2020	2,473	$23.08

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 9 — STOCK-BASED COMPENSATION — Continued

	Options outstanding at December 31, 2020			Options exercisable at December 31, 2020
Range of exercise prices	Shares outstanding (in thousands)	Weighted average remaining contractual life	Weighted average exercise price	Shares exercisable (in thousands)	Weighted average exercise price
$13.22 - $15.40	914	2.71	$14.88	568	$14.92
$20.01 - $22.70	40	0.55	$22.07	40	$22.07
$25.31 - $29.68	1,519	2.49	$28.05	1,334	$27.82
At December 31, 2020, there was no aggregate intrinsic value for both outstanding and exercisable options, based on the closing price of Matador’s common stock on the appropriate date under the LTIPs. The remaining weighted average contractual term of exercisable options at December 31, 2020 was 2.10 years.
The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $0.3 million, $0.8 million and $7.0 million, respectively. The tax related benefit realized from the exercise of stock options totaled $1.4 million, $2.8 million and $5.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
At December 31, 2020, the total remaining unrecognized compensation expense related to unvested stock options was approximately $1.8 million and the weighted average remaining requisite service period (vesting period) of all unvested stock options was 1.39 years.
The fair value of options vested during 2020, 2019 and 2018 was $6.7 million, $9.7 million and $11.8 million, respectively.
Service-Based Restricted Stock, Restricted Stock Units and Common Stock
The Company has granted stock, restricted stock and restricted stock unit awards to employees, outside directors and advisors of the Company under the LTIPs. The stock and restricted stock are issued upon grant, with the restrictions, if any, being removed upon vesting. The equity-based restricted stock units are issued upon vesting, unless the recipient makes an election to defer issuance for a set term after vesting. Liability-based restricted stock units are settled in cash upon vesting. Restricted stock and restricted stock units granted in 2018 were service-based awards and vest over the service period, which is one to four years. Restricted stock and restricted stock units granted in 2020 and 2019 were either service-based awards, which will settle in cash or equity, or performance-based restricted stock units, which vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year periods ending December 31, 2022 and December 31, 2021, respectively, as compared to a designated peer group, and will be settled in stock. All restricted stock and restricted stock unit awards outstanding at December 31, 2020 were granted under the 2012 Incentive Plan or the 2019 Incentive Plan.
Equity-Based
A summary of the non-vested equity-based restricted stock and restricted stock units as of December 31, 2020 is presented below (in thousands, except fair value).

	Restricted Stock		Restricted Stock Units
	Service Based		Service Based		Performance Based
Non-vested restricted stock and restricted stock units	Shares	Weighted average fair value	Shares	Weighted average fair value	Shares	Weighted average fair value
Non-vested at December 31, 2019	897	$26.19	92	$16.06	428	$20.00
Granted	243	$10.31	83	$8.85	641	$1.74
Vested	(441)	$27.03	(92)	$16.06	—	$—
Forfeited	(17)	$24.69	(8)	$8.85	—	$—
Non-vested at December 31, 2020	682	$20.01	75	$8.85	1,069	$9.05

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 9 — STOCK-BASED COMPENSATION — Continued
Liability-Based
A summary of the non-vested liability-based restricted stock units as of December 31, 2020 is presented below (in thousands, except fair value).

Non-vested restricted stock units	Shares
Non-vested at December 31, 2019	686
Granted	868
Vested	(226)
Forfeited	(9)
Non-vested at December 31, 2020	1,319
At December 31, 2020, the aggregate intrinsic value for the restricted stock and restricted stock units outstanding was $38.7 million, of which $16.3 million is expected to be settled in cash as calculated based on the maximum number of shares of restricted stock units vesting, based on the closing price of Matador’s common stock on the appropriate date under the LTIPs.
At December 31, 2020, the total remaining unrecognized compensation expense related to unvested restricted stock and restricted stock units was approximately $20.4 million, of which $11.1 million is expected to be settled in cash, and the weighted average remaining requisite service period (vesting period) of all non-vested restricted stock and restricted stock units was 1.72 years.
The fair value of restricted stock and restricted stock units vested during 2020, 2019 and 2018 was $8.4 million, $13.6 million and $13.0 million, respectively.
Summary
During the years ended December 31, 2020, 2019 and 2018, the total expense attributable to stock options was $3.4 million, $6.4 million and $6.3 million, respectively. At December 31, 2020, 2019 and 2018, the Company recorded decreases of $0.3 million and $0.1 million to current liabilities and a decrease of $1.1 million to long-term liabilities, respectively, related to its outstanding liability-based stock options. The Company settled 226,363 liability-based awards for $2.4 million in cash for the year ended December 31, 2020. The Company did not settle any liability awards for the years ended December 31, 2019 and 2018. During the years ended December 31, 2020, 2019 and 2018, the total expense attributable to restricted stock and restricted stock units was $17.7 million, $20.2 million and $15.3 million, respectively. During the years ended December 31, 2020, 2019 and 2018, the Company capitalized $3.6 million, $5.0 million and $4.4 million, respectively, related to stock-based compensation and expensed the remaining $17.6 million, $21.6 million and $17.2 million, respectively.
The total tax benefit recognized for all stock-based compensation was $4.5 million, $5.6 million and $4.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
NOTE 10 — EMPLOYEE BENEFIT PLANS
401(k) Plan
All full-time Company employees are eligible to join the Company’s defined contribution retirement plan the first day of the calendar month immediately following their date of employment. Each employee may contribute up to the maximum allowable under the Internal Revenue Code. Each year, the Company makes a contribution to the plan that equals 3% of the employee’s annual compensation, up to the maximum allowable under the Internal Revenue Code, referred to as the Employer’s Safe Harbor Non-Elective Contribution, which totaled $1.4 million, $1.4 million and $1.1 million in 2020, 2019 and 2018, respectively. In addition, each year, the Company may make a discretionary matching contribution, as well as additional contributions. The Company’s discretionary matching contributions totaled $1.8 million, $1.7 million and $1.4 million in 2020, 2019 and 2018, respectively. The Company made no additional contributions in any reporting period presented.
NOTE 11 — EQUITY
Common Stock
On May 17, 2018, the Company completed a public offering of 7,000,000 shares of its common stock. After deducting offering costs totaling approximately $0.2 million, the Company received net proceeds of approximately $226.4 million.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 11 — EQUITY — Continued

Treasury Stock
On October 22, 2020, October 24, 2019 and October 25, 2018, Matador’s Board of Directors canceled all of the shares of treasury stock outstanding as of September 30, 2020, 2019 and 2018, respectively. These shares were restored to the status of authorized but unissued shares of common stock of the Company.
The shares of treasury stock outstanding at December 31, 2020, 2019 and 2018 represent forfeitures of non-vested restricted stock awards and forfeitures of fully vested restricted stock awards due to net share settlements with employees.
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
At December 31, 2020, the Company had various costless collar and swap contracts open and in place to mitigate its exposure to oil and natural gas price volatility, each with a specific term (calculation period), notional quantity (volume hedged) and price floor and ceiling and fixed price for the swaps. At December 31, 2020, each contract was set to expire at varying times during 2021 and 2022. The Company had no open contracts associated with NGL prices at December 31, 2020.
 The following is a summary of the Company’s open costless collar contracts for oil and natural gas at December 31, 2020.

		Notional Quantity (Bbl or MMBtu)	Weighted Average Price Floor ($/Bbl or $/MMBtu)	Weighted Average Price Ceiling ($/Bbl or $/MMBtu)	Fair Value of Asset (Liability) (thousands)

Commodity	Calculation Period
Oil	01/01/2021 - 12/31/2021	5,880,000	$37.19	$48.09	$(18,734)
Natural Gas	01/01/2021 - 12/31/2021	47,000,000	$2.46	$3.68	5,475
Natural Gas	01/01/2022 - 03/31/2022	3,000,000	$2.60	$4.22	220
Total open costless collar contracts					$(13,039)
The following is a summary of the Company’s open swap contracts for oil at December 31, 2020.

Commodity	Calculation Period	Notional Quantity (Bbl)	Fixed Price ($/Bbl)	Fair Value of Asset (Liability) (thousands)
Oil	01/01/2021 - 12/31/2021	2,040,000	$35.26	$(26,451)
Total open swap contracts				$(26,451)

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
The following is a summary of the Company’s open basis swaps contracts for oil at December 31, 2020.

Commodity	Calculation Period	Notional Quantity (Bbl)	Fixed Price ($/Bbl)	Fair Value of Asset (Liability) (thousands)
Oil Basis Swaps	01/01/2021 - 12/31/2021	8,400,000	$0.87	$1,229
Oil Basis Swaps	01/01/2022 - 12/31/2022	5,520,000	$0.95	2,372
Total open basis swap contracts				$3,601
At December 31, 2020, the Company had an aggregate net liability value for open derivative financial instruments of $35.9 million.
The Company’s derivative financial instruments are subject to master netting arrangements, and the Company’s counterparties allow for cross-commodity master netting provided the settlement dates for the commodities are the same. The Company does not present different types of commodities with the same counterparty on a net basis in its consolidated balance sheets.
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the consolidated balance sheets as of December 31, 2020 and December 31, 2019 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the consolidated balance sheets	Net amounts presented in the consolidated balance sheets
December 31, 2020
Current assets	$382,328	$(375,601)	$6,727
Other assets	150,194	(147,624)	2,570
Current liabilities	(420,787)	375,601	(45,186)
Long-term liabilities	(147,624)	147,624	—
Total	$(35,889)	$—	$(35,889)
December 31, 2019
Current assets	$442,291	$(442,291)	$—
Other assets	280,397	(280,397)	—
Current liabilities	(444,188)	442,291	(1,897)
Long-term liabilities	(282,381)	280,397	(1,984)
Total	$(3,881)	$—	$(3,881)

The following table summarizes the location and aggregate gain (loss) of all derivative financial instruments recorded in the consolidated statements of operations for the periods presented (in thousands).

		Year Ended December 31,
Type of Instrument	Location in Statements of Operations	2020	2019	2018
Derivative Instrument
Oil	Revenues: Realized gain on derivatives	$38,937	$9,026	$3,741
Natural Gas	Revenues: Realized gain (loss) on derivatives	—	456	(1,407)
Realized gain on derivatives		38,937	9,482	2,334
Oil	Revenues: Unrealized (loss) gain on derivatives	(37,703)	(53,443)	65,991
Natural Gas	Revenues: Unrealized gain (loss) on derivatives	5,695	(284)	(906)
Unrealized (loss) gain on derivatives		(32,008)	(53,727)	65,085
Total		$6,929	$(44,245)	$67,419

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of December 31, 2020 and 2019 (in thousands).

	Fair Value Measurements at December 31, 2020 using
Description
	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$(41,584)	$—	$(41,584)
Natural gas derivatives	—	5,695	—	5,695
Total	$—	$(35,889)	$—	$(35,889)

	Fair Value Measurements at December 31, 2019 using
Description
	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$(3,881)	$—	$(3,881)
Total	$—	$(3,881)	$—	$(3,881)
Additional disclosures related to derivative financial instruments are provided in Note 12.
Other Fair Value Measurements
 At December 31, 2020 and 2019, the carrying values reported on the consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners, amounts due to joint ventures and other current liabilities approximated their fair values due to their short-term maturities.
At December 31, 2020 and 2019, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
At December 31, 2020 and 2019, the fair value of the Notes was $1.03 billion and $1.06 billion, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination, lease and well equipment inventory when the market value is determined to be lower than the cost of

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 13 — FAIR VALUE MEASUREMENTS — Continued
the inventory and other property and equipment that are reduced to fair value when they are impaired or held for sale. The Company recorded no impairment to its lease and well equipment inventory or other property and equipment in 2020 and 2019.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Produced Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and produced water from certain portions of its acreage for gathering, transportation, processing, fractionation, sales and disposal. The Company paid approximately $46.0 million and $28.7 million for deliveries under these agreements during the years ended December 31, 2020 and 2019, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at December 31, 2020, the total deficiencies required to be paid by the Company under these agreements would be approximately $523.1 million, in addition to the future commitments and the San Mateo commitments described below.
Future Commitments
In October 2019, the Company entered into a 15-year, fixed-fee natural gas transportation agreement whereby the Company committed to deliver a portion of the residue gas production at the tailgate of the Black River Processing Plant to transport through the counterparty’s pipeline. The agreement began when the counterparty’s pipeline was placed in service, which occurred during the first quarter of 2021. Now that the pipeline has been placed in service, the Company owes the fees to transport the committed volume whether or not the committed volume is transported through the counterparty’s pipeline. The minimum contractual obligation was approximately $106.9 million when the pipeline was placed in service.
San Mateo Commitments
In February 2017, the Company dedicated its current and certain future leasehold interests in the Rustler Breaks and Wolf asset areas pursuant to 15-year, fixed-fee oil, natural gas and produced water gathering and produced water disposal agreements with subsidiaries of San Mateo I. In addition, the Company dedicated its current and certain future leasehold interests in the Rustler Breaks asset area pursuant to a 15-year, fixed-fee natural gas processing agreement (collectively with the gathering and produced water disposal agreements, the “Operational Agreements”). San Mateo provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The remaining minimum contractual obligation under the Operational Agreements at December 31, 2020 was approximately $153.5 million.
In connection with the February 2019 formation of San Mateo II, the Company dedicated to San Mateo acreage in the Greater Stebbins Area and the Stateline asset area pursuant to 15-year, fixed-fee oil, natural gas and produced water gathering, natural gas processing and produced water disposal agreements (collectively, the “San Mateo II Operational Agreements”). San Mateo provides the Company with firm service under each of the San Mateo II Operational Agreements in exchange for certain minimum volume commitments. The remaining minimum contractual obligation under the San Mateo II Operational Agreements at December 31, 2020 was approximately $340.3 million.
In June 2019, a subsidiary of San Mateo entered into an agreement with third parties for the engineering, procurement, construction and installation of an expansion of the Black River Processing Plant, including required compression. The expansion was placed in service in the third quarter of 2020. San Mateo’s total commitments under this agreement were $81.3 million. San Mateo paid approximately $41.2 million under this agreement during the year ended December 31, 2020. As of December 31, 2020, there were no remaining obligations under this agreement.
Other Commitments
The Company does not own or operate its own drilling rigs, but instead enters into contracts with third parties for such drilling rigs. These contracts establish daily rates for the drilling rigs and the term of the Company’s commitment for the drilling services to be provided. The Company would incur a termination obligation if the Company elected to terminate a contract and if the drilling contractor were unable to secure replacement work for the contracted drilling rigs at the same daily rates being charged to the Company prior to the end of their respective contract terms. The Company’s undiscounted minimum outstanding aggregate termination obligations under its drilling rig contracts were approximately $20.6 million at December 31, 2020.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 14 — COMMITMENTS AND CONTINGENCIES — Continued
At December 31, 2020, the Company had outstanding commitments to drill and complete and to participate in the drilling and completion of various operated and non-operated wells. If all of these wells are drilled and completed as proposed, the Company’s undiscounted minimum outstanding aggregate commitments for its participation in these operated and non-operated wells were approximately $44.6 million at December 31, 2020. The Company expects these costs to be incurred within the next three to five years.
Legal Proceedings
The Company is a party to several legal proceedings encountered in the ordinary course of its business. While the ultimate outcome and impact to the Company cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
NOTE 15 — SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at December 31, 2020 and 2019 (in thousands).

	December 31,
	2020	2019
Accrued evaluated and unproved and unevaluated property costs	$44,012	$72,376
Accrued midstream properties costs	12,776	46,402
Accrued lease operating expenses	24,276	18,223
Accrued interest on debt	18,315	18,569
Accrued asset retirement obligations	623	619
Accrued partners’ share of joint interest charges	7,407	14,322
Accrued payable related to purchased natural gas	418	17,806
Other	11,331	12,378
Total accrued liabilities	$119,158	$200,695
Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	Year Ended December 31,
	2020	2019	2018
Cash paid for interest expense, net of amounts capitalized	$76,880	$75,525	$29,474
(Decrease) increase in asset retirement obligations related to mineral properties	$(208)	$2,912	$2,614
Increase in asset retirement obligations related to midstream properties	$690	$1,204	$686
Decrease in liabilities for drilling, completion and equipping capital expenditures	$(26,126)	$(13,310)	$(21,032)
(Decrease) increase in liabilities for acquisition of oil and natural gas properties	$(2,346)	$(2,567)	$4,230
(Decrease) increase in liabilities for midstream capital expenditures	$(33,609)	$30,374	$2,499
Stock-based compensation expense (benefit) recognized as liability	$3,702	$3,170	$(1,069)
Increase in liabilities for accrued cost to issue senior notes	$—	$—	$232
Transfer of inventory from oil and natural gas properties	$608	$1,515	$409

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
NOTE 15 — SUPPLEMENTAL DISCLOSURES — Continued
The following table provides a reconciliation of cash and restricted cash recorded in the consolidated balance sheets to cash and restricted cash as presented on the consolidated statements of cash flows (in thousands).

	Year Ended December 31,
	2020	2019	2018
Cash	$57,916	$40,024	$64,545
Restricted cash	33,467	25,104	19,439
Total cash and restricted cash	$91,383	$65,128	$83,984
NOTE 16 — SEGMENT INFORMATION
The Company operates in two business segments: (i) exploration and production and (ii) midstream. The exploration and production segment is engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States and is currently focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. The midstream segment conducts midstream operations in support of the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties. Substantially all of the Company’s midstream operations in the Rustler Breaks, Wolf and Stateline asset areas and the Greater Stebbins Area in the Delaware Basin are conducted through San Mateo (see Note 6).
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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Year Ended December 31, 2020
Oil and natural gas revenues	$741,092	$3,369	$—	$—	$744,461
Midstream services revenues	—	166,194	—	(101,262)	64,932
Sales of purchased natural gas	20,736	21,006	—	—	41,742
Lease bonus - mineral acreage	4,062	—	—	—	4,062
Realized gain on derivatives	38,937	—	—	—	38,937
Unrealized loss on derivatives	(32,008)	—	—	—	(32,008)
Expenses(1)	1,334,378	97,599	52,910	(101,262)	1,383,625
Operating (loss) income(2)	$(561,559)	$92,970	$(52,910)	$—	$(521,499)
Total assets(3)	$2,782,819	$836,509	$67,952	$—	$3,687,280
Capital expenditures(4)	$518,198	$201,440	$2,200	$—	$721,838
_____________________
(1)Includes depletion, depreciation and amortization expenses of $335.8 million and $23.3 million for the exploration and production and midstream segments, respectively. Includes full-cost ceiling impairment of $684.7 million for the exploration and production segment. Also includes corporate depletion, depreciation and amortization expenses of $2.7 million.
(2)Includes $39.6 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Excludes intercompany receivables and investments in subsidiaries.
(4)Includes $70.5 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $112.1 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2020, 2019 and 2018
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
_____________________
(1)Includes depletion, depreciation and amortization expenses of $331.7 million and $16.1 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $2.7 million.
(2)Includes $35.2 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Excludes intercompany receivables and investments in subsidiaries.
(4)Includes $48.3 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $145.4 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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
_____________________
(1)Includes depletion, depreciation and amortization expenses of $252.3 million and $10.5 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $2.4 million.
(2)Includes $25.6 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Excludes intercompany receivables and investments in subsidiaries.
(4)Includes $656.9 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $80.2 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2020, 2019 and 2018
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES

Costs Incurred
The following table summarizes costs incurred and capitalized by the Company in the acquisition, exploration and development of oil and natural gas properties for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	Year Ended December 31,
	2020	2019	2018
Property acquisition costs
Proved	$8,003	$3,767	$4,788
Unproved and unevaluated	61,984	39,595	633,502
Exploration costs	29,370	109,439	229,974
Development costs	418,841	570,290	467,426
Total costs incurred(1)	$518,198	$723,091	$1,335,690
__________________
(1)Excludes midstream-related development and corporate costs of approximately $203.6 million, $227.3 million and $169.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Property acquisition costs are costs incurred to purchase, lease or otherwise acquire oil and natural gas properties, including both unproved and unevaluated leasehold and purchases of reserves in place. For the years ended December 31, 2020, 2019 and 2018, most of the Company’s property acquisition costs resulted from the acquisition of unproved and unevaluated leasehold and mineral interests.
Exploration costs are costs incurred in identifying areas of these oil and natural gas properties that may warrant further examination and in examining specific areas that are considered to be prospective for oil and natural gas, including costs of drilling exploratory wells, geological and geophysical costs and costs of carrying and retaining unproved and unevaluated properties. Exploration costs may be incurred before or after acquiring the related oil and natural gas properties. For the years ended December 31, 2020, 2019 and 2018, the Company capitalized zero, $2.9 million and $17.7 million, respectively, of geological and geophysical costs, which are included as exploration costs in the table above.
Development costs are costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing oil and natural gas. Development costs include the costs of preparing well locations for drilling, drilling and equipping development wells and acquiring, constructing and installing production facilities.
Costs incurred also include newly established asset retirement obligations, as well as changes to asset retirement obligations resulting from revisions in cost estimates or abandonment dates. Asset retirement obligations included in the table above were a reduction of $0.2 million and increases of $4.3 million and $4.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Capitalized general and administrative expenses that are directly related to acquisition, exploration and development activities are also included in the table above. The Company capitalized $30.0 million, $31.1 million and $28.3 million of these internal costs for the years ended December 31, 2020, 2019 and 2018, respectively, excluding midstream-related capitalized general and administrative expenses. Capitalized interest expense for qualifying projects is also included in the table above. The Company capitalized $5.0 million, $7.6 million and $8.8 million of its interest expense for the years ended December 31, 2020, 2019 and 2018, respectively, excluding midstream-related capitalized interest expense.
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
December 31, 2020, 2019 and 2018
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued
The Company reports its production and proved reserves in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Where the Company produces liquids-rich natural gas, such as in the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas and the Eagle Ford shale in South Texas, the economic value of the NGLs associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the NGLs are extracted and sold. The Company’s oil and natural gas reserves estimates for the years ended December 31, 2020, 2019 and 2018 were prepared by the Company’s engineering staff in accordance with guidelines established by the SEC and then audited for their reasonableness and conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers.
Oil and natural gas reserves are estimated using then-current operating and economic conditions, with no provision for price and cost escalations in future periods except by contractual arrangements. The commodity prices used to estimate oil and natural gas reserves are based on unweighted, arithmetic averages of first-day-of-the-month oil and natural gas prices for the previous 12-month period. For the period from January through December 2020, these average oil and natural gas prices were $36.04 per Bbl and $1.99 per MMBtu, respectively. For the period from January through December 2019, these average oil and natural gas prices were $52.19 per Bbl and $2.58 per MMBtu, respectively. For the period from January through December 2018, these average oil and natural gas prices were $62.04 per Bbl and $3.10 per MMBtu, respectively.

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2020, 2019 and 2018
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued
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

	Net Proved Reserves
	Oil	Natural Gas	Oil Equivalent
	(MBbl)	(MMcf)	(MBOE)
Total at December 31, 2017	86,743	396,164	152,771
Revisions of prior estimates	5,908	32,497	11,326
Purchases of minerals in-place	446	900	596
Extensions and discoveries	41,445	169,224	69,646
Production	(11,141)	(47,311)	(19,026)
Total at December 31, 2018	123,401	551,474	215,313
Revisions of prior estimates	(605)	34,062	5,073
Net divestitures of minerals-in-place	(298)	(12,048)	(2,307)
Extensions and discoveries	39,477	114,833	58,616
Production	(13,984)	(61,083)	(24,164)
Total at December 31, 2019	147,991	627,238	252,531
Revisions of prior estimates	6,587	19,444	9,828
Net acquisitions of minerals-in-place	11	1,078	190
Extensions and discoveries	21,291	84,043	35,297
Production	(15,931)	(69,501)	(27,514)
Total at December 31, 2020	159,949	662,302	270,332
Proved Developed Reserves
December 31, 2017	36,966	190,109	68,651
December 31, 2018	53,223	246,229	94,261
December 31, 2019	59,667	276,258	105,710
December 31, 2020	69,647	323,160	123,507
Proved Undeveloped Reserves
December 31, 2017	49,777	206,055	84,120
December 31, 2018	70,178	305,245	121,052
December 31, 2019	88,324	350,980	146,821
December 31, 2020	90,301	339,142	146,825
The following is a discussion of the changes in the Company’s proved oil and natural gas reserves estimates for the years ended December 31, 2020, 2019 and 2018.
The Company’s proved oil and natural gas reserves increased to 270,332 MBOE at December 31, 2020 from 252,531 MBOE at December 31, 2019. The Company’s proved oil and natural gas reserves increased by 45,315 MBOE and the Company produced 27,514 MBOE during the year ended December 31, 2020, resulting in a net increase of 17,801 MBOE. The Company’s proved oil and natural gas reserves increased by 35,297 MBOE during 2020 as a result of extensions and discoveries during the year, which were primarily attributable to drilling operations in the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company’s proved oil and natural gas reserves increased by 9,828 MBOE during 2020 as a result of upward revisions of prior estimates, which were attributable to better-than-projected well performance from certain wells, but these upward revisions were partially offset by downward revisions attributable to the lower weighted average oil and natural gas prices used to estimate proved reserves in 2020, as compared to 2019. The Company’s proved developed oil and natural gas reserves increased to 123,507 MBOE at December 31, 2020 from 105,710

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2020, 2019 and 2018
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued
MBOE at December 31, 2019, primarily due to proved developed reserves added as a result of drilling operations in the Wolfcamp and Bone Spring plays in the Delaware Basin. At December 31, 2020, the Company’s proved reserves were made up of approximately 59% oil and 41% natural gas and were approximately 46% proved developed and approximately 54% proved undeveloped.
The Company’s proved oil and natural gas reserves increased to 252,531 MBOE at December 31, 2019 from 215,313 MBOE at December 31, 2018. The Company’s proved oil and natural gas reserves increased by 61,382 MBOE and the Company produced 24,164 MBOE during the year ended December 31, 2019, resulting in a net increase of 37,218 MBOE. The Company’s proved oil and natural gas reserves increased by 58,616 MBOE during 2019 as a result of extensions and discoveries during the year, which were primarily attributable to drilling operations in the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company’s proved oil and natural gas reserves increased by 5,073 MBOE during 2019 as a result of upward revisions of prior estimates, which were attributable to better-than-projected well performance from certain wells, but which were partially offset by downward revisions attributable to the lower weighted average oil and natural gas prices used to estimate proved reserves in 2019, as compared to 2018. The Company’s proved oil and natural gas reserves decreased 2,307 MBOE in 2019 as a result of net divestitures of minerals-in-place primarily in the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana. The Company’s proved developed oil and natural gas reserves increased to 105,710 MBOE at December 31, 2019 from 94,261 MBOE at December 31, 2018, primarily due to proved developed reserves added as a result of drilling operations in the Wolfcamp and Bone Spring plays in the Delaware Basin. At December 31, 2019, the Company’s proved reserves were made up of approximately 59% oil and 41% natural gas and were approximately 42% proved developed and approximately 58% proved undeveloped.
The Company’s proved oil and natural gas reserves increased to 215,313 MBOE at December 31, 2018 from 152,771 MBOE at December 31, 2017. The Company’s proved oil and natural gas reserves increased by 81,568 MBOE and the Company produced 19,026 MBOE during the year ended December 31, 2018, resulting in a net increase of 62,542 MBOE. The Company’s proved oil and natural gas reserves increased by 69,646 MBOE as a result of extensions and discoveries during the year, which were primarily attributable to drilling operations in the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company’s proved oil and natural gas reserves increased by 11,326 MBOE during 2018 as a result of upward revisions of prior estimates, which were attributable to better-than-projected well performance from certain wells and higher weighted average oil and natural gas prices used to estimate proved reserves in 2018, as compared to 2017. The Company also added 596 MBOE in proved oil and natural gas reserves in 2018 as a result of purchases of minerals-in-place in the Delaware Basin. The Company’s proved developed oil and natural gas reserves increased to 94,261 MBOE at December 31, 2018 from 68,651 MBOE at December 31, 2017, primarily due to proved developed reserves added as a result of drilling operations in the Wolfcamp and Bone Spring plays in the Delaware Basin. At December 31, 2018, the Company’s proved reserves were made up of approximately 57% oil and 43% natural gas and were approximately 44% proved developed and approximately 56% proved undeveloped.
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
As noted previously, for the period from January through December 2020, the unweighted, arithmetic averages of first-day-of-the-month oil and natural gas prices were $36.04 per Bbl and $1.99 per MMBtu, respectively. For the period from January through December 2019, the comparable average oil and natural gas prices were $52.19 per Bbl and $2.58 per MMBtu, respectively. For the period from January through December 2018, the comparable average oil and natural gas prices were $62.04 per Bbl and $3.10 per MMBtu, respectively.
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

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2020, 2019 and 2018
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued
carryforwards available to the Company were also considered in the computation of future income taxes. Future net cash flows after income taxes were discounted using a 10% annual discount rate to derive the standardized measure of discounted future net cash flows.
The following table presents the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	Year Ended December 31,
	2020	2019	2018
Future cash inflows	$6,587,343	$8,771,595	$8,822,004
Future production costs	(2,606,956)	(3,087,142)	(2,713,043)
Future development costs	(1,075,317)	(1,638,744)	(1,384,916)
Future income tax expense	(228,848)	(479,011)	(710,222)
Future net cash flows	2,676,222	3,566,698	4,013,823
10% annual discount for estimated timing of cash flows	(1,091,823)	(1,532,715)	(1,763,210)
Standardized measure of discounted future net cash flows	$1,584,399	$2,033,983	$2,250,613
The following table summarizes the changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of period	$2,033,983	$2,250,613	$1,258,646
Net change in sales and transfer prices and in production (lifting) costs related to future production	(1,126,777)	(622,710)	574,381
Changes in estimated future development costs	177,074	(284,748)	(347,038)
Sales and transfers of oil and natural gas produced during the period	(546,169)	(682,747)	(631,596)
Net purchases (divestitures) of reserves in place	1,803	(28,849)	9,227
Net change due to extensions and discoveries	296,617	733,208	1,078,935
Net change due to revisions in estimates of reserves quantities	93,066	63,436	175,440
Previously estimated development costs incurred during the period	253,165	258,593	279,799
Accretion of discount	240,728	237,548	103,085
Other	16	(4,861)	3,600
Net change in income taxes	160,893	114,500	(253,866)
Standardized measure of discounted future net cash flows	$1,584,399	$2,033,983	$2,250,613