Form 10-Q
period 2021-09-30
Matador Resources Co
filed 2021-10-29
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 26, 2021, there were 117,335,598 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except par value and share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash	$73,128	$57,916
Restricted cash	34,663	33,467
Accounts receivable
Oil and natural gas revenues	175,265	85,098
Joint interest billings	41,184	34,823
Other	31,905	17,212
Derivative instruments	3,157	6,727
Lease and well equipment inventory	12,137	10,584
Prepaid expenses and other current assets	25,189	15,802
Total current assets	396,628	261,629
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	5,656,031	5,295,931
Unproved and unevaluated	918,885	902,133
Midstream properties	887,982	841,695
Other property and equipment	30,202	29,561
Less accumulated depletion, depreciation and amortization	(3,956,919)	(3,701,551)
Net property and equipment	3,536,181	3,367,769
Other assets
Derivative instruments	859	2,570
Deferred income taxes	13,878	342
Other long-term assets	37,947	54,970
Total assets	$3,985,493	$3,687,280
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$33,402	$13,982
Accrued liabilities	175,634	119,158
Royalties payable	91,362	66,049
Amounts due to affiliates	27,415	4,934
Derivative instruments	114,153	45,186
Advances from joint interest owners	5,340	4,191
Other current liabilities	25,446	37,436
Total current liabilities	472,752	290,936
Long-term liabilities
Borrowings under Credit Agreement	120,000	440,000
Borrowings under San Mateo Credit Facility	357,500	334,000
Senior unsecured notes payable	1,042,184	1,040,998
Asset retirement obligations	40,101	37,919
Derivative instruments	2,930	—
Deferred income taxes	16,285	—
Other long-term liabilities	25,841	30,402
Total long-term liabilities	1,604,841	1,883,319
Commitments and contingencies (Note 9)
Shareholders’ equity
Common stock - $0.01 par value, 160,000,000 shares authorized; 117,249,410 and 116,847,003 shares issued; and 117,103,248 and 116,844,768 shares outstanding, respectively	1,172	1,169
Additional paid-in capital	2,069,484	2,027,069
Accumulated deficit	(380,268)	(741,705)
Treasury stock, at cost, 146,162 and 2,235 shares, respectively	(2,381)	(3)
Total Matador Resources Company shareholders’ equity	1,688,007	1,286,530
Non-controlling interest in subsidiaries	219,893	226,495
Total shareholders’ equity	1,907,900	1,513,025
Total liabilities and shareholders’ equity	$3,985,493	$3,687,280

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Oil and natural gas revenues	$461,465	$189,104	$1,189,772	$505,785
Third-party midstream services revenues	20,486	19,363	55,774	49,861
Sales of purchased natural gas	38,770	13,358	54,198	37,883
Lease bonus - mineral acreage	—	—	—	4,062
Realized (loss) gain on derivatives	(57,419)	(5,406)	(125,943)	49,571
Unrealized gain (loss) on derivatives	9,049	(13,033)	(77,178)	(9,271)
Total revenues	472,351	203,386	1,096,623	637,891
Expenses
Production taxes, transportation and processing	48,896	25,840	126,913	66,353
Lease operating	27,433	23,392	82,124	80,464
Plant and other midstream services operating	17,043	9,385	44,452	29,129
Purchased natural gas	34,581	11,144	47,064	30,124
Depletion, depreciation and amortization	89,061	88,025	255,368	272,082
Accretion of asset retirement obligations	518	478	1,529	1,449
Full-cost ceiling impairment	—	251,163	—	575,164
General and administrative	24,633	15,100	71,218	46,045
Total expenses	242,165	424,527	628,668	1,100,810
Operating income (loss)	230,186	(221,141)	467,955	(462,919)
Other income (expense)
Net loss on asset sales and impairment	(251)	—	(251)	(2,632)
Interest expense	(17,989)	(18,231)	(55,579)	(56,340)
Other (expense) income	(585)	(238)	(1,246)	1,555
Total other expense	(18,825)	(18,469)	(57,076)	(57,417)
Income (loss) before income taxes	211,361	(239,610)	410,879	(520,336)
Income tax provision (benefit)
Deferred	(6,701)	26,497	1,488	(43,369)
Income tax (benefit) provision	(6,701)	26,497	1,488	(43,369)
Net income (loss)	218,062	(266,107)	409,391	(476,967)
Net income attributable to non-controlling interest in subsidiaries	(14,434)	(9,957)	(39,213)	(26,784)
Net income (loss) attributable to Matador Resources Company shareholders	$203,628	$(276,064)	$370,178	$(503,751)
Earnings (loss) per common share
Basic	$1.74	$(2.38)	$3.17	$(4.34)
Diluted	$1.71	$(2.38)	$3.12	$(4.34)
Weighted average common shares outstanding
Basic	117,008	116,155	116,872	116,036
Diluted	119,197	116,155	118,788	116,036
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Nine Months Ended September 30, 2021

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

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Nine Months Ended September 30, 2021

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at June 30, 2021	117,123	$1,171	$2,061,815	$(580,981)	130	$(2,243)	$1,479,762	$222,364	$1,702,126
Dividends declared ($0.025 per share)	—	—	—	(2,915)	—	—	(2,915)	—	(2,915)
Issuance of common stock pursuant to employee stock compensation plan	3	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	3,856	—	—	—	3,856	—	3,856
Stock options exercised, net of options forfeited in net share settlements	123	1	211	—	—	—	212	—	212
Restricted stock forfeited	—	—	(1,138)	—	16	(138)	(1,276)	—	(1,276)
Contribution related to formation of San Mateo, net of tax of $1.3 million (see Note 6)	—	—	4,740	—	—	—	4,740	—	4,740
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(16,905)	(16,905)
Current period net income	—	—	—	203,628	—	—	203,628	14,434	218,062
Balance at September 30, 2021	117,249	$1,172	$2,069,484	$(380,268)	146	$(2,381)	$1,688,007	$219,893	$1,907,900

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

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income (loss)	$409,391	$(476,967)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Unrealized loss on derivatives	77,178	9,271
Depletion, depreciation and amortization	255,368	272,082
Accretion of asset retirement obligations	1,529	1,449
Full-cost ceiling impairment	—	575,164
Stock-based compensation expense	5,617	10,449
Deferred income tax provision (benefit)	1,488	(43,369)
Amortization of debt issuance cost	2,443	2,114
Net loss on asset sales and impairment	251	2,632
Changes in operating assets and liabilities
Accounts receivable	(111,221)	52,060
Lease and well equipment inventory	(1,179)	(632)
Prepaid expenses and other current assets	(9,515)	(411)
Other long-term assets	637	1,784
Accounts payable, accrued liabilities and other current liabilities	60,619	(61,452)
Royalties payable	25,313	(16,870)
Advances from joint interest owners	1,149	(7,125)
Other long-term liabilities	(242)	(220)
Net cash provided by operating activities	718,826	319,959
Investing activities
Drilling, completion and equipping capital expenditures	(317,486)	(400,554)
Acquisition of oil and natural gas properties	(29,720)	(65,437)
Midstream capital expenditures	(40,222)	(197,942)
Expenditures for other property and equipment	(465)	(1,796)
Proceeds from sale of assets	4,215	4,574
Net cash used in investing activities	(383,678)	(661,155)
Financing activities
Repayments of borrowings under Credit Agreement	(390,000)	—
Borrowings under Credit Agreement	70,000	220,000
Repayments of borrowings under San Mateo Credit Facility	(64,000)	—
Borrowings under San Mateo Credit Facility	87,500	38,400
Cost to amend credit facilities	(878)	(660)
Proceeds from stock options exercised	213	45
Dividends paid	(8,741)	—
Contributions related to formation of San Mateo	37,626	14,700
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	99,022
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(45,815)	(32,830)
Taxes paid related to net share settlement of stock-based compensation	(4,161)	(1,556)
Other	(484)	6,850
Net cash (used in) provided by financing activities	(318,740)	343,971
Increase in cash and restricted cash	16,408	2,775
Cash and restricted cash at beginning of period	91,383	65,128
Cash and restricted cash at end of period	$107,791	$67,903

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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements, Basis of Presentation, Consolidation and Significant Estimates
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) but do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021 (the “Annual Report”). The Company consolidates certain subsidiaries and joint ventures that are less than wholly-owned and are not involved in oil and natural gas exploration, including San Mateo, and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification, Consolidation (Topic 810). The Company proportionately consolidates certain joint ventures that are less than wholly-owned and are involved in oil and natural gas exploration. All intercompany accounts and transactions have been eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all normal, recurring adjustments that are necessary for a fair presentation of the Company’s interim unaudited condensed consolidated financial statements as of September 30, 2021. Amounts as of December 31, 2020 are derived from the Company’s audited consolidated financial statements included in the Annual Report.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Revenues
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the three and nine months ended September 30, 2021 and 2020 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues from contracts with customers	$520,721	$221,825	$1,299,744	$593,529
Lease bonus - mineral acreage	—	—	—	4,062
Realized (loss) gain on derivatives	(57,419)	(5,406)	(125,943)	49,571
Unrealized gain (loss) on derivatives	9,049	(13,033)	(77,178)	(9,271)
Total revenues	$472,351	$203,386	$1,096,623	$637,891

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Oil revenues	$325,560	$150,620	$853,953	$414,379
Natural gas revenues	135,905	38,484	335,819	91,406
Third-party midstream services revenues	20,486	19,363	55,774	49,861
Sales of purchased natural gas	38,770	13,358	54,198	37,883
Total revenues from contracts with customers	$520,721	$221,825	$1,299,744	$593,529

Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, the Company is required to perform a ceiling test each quarter that determines a limit, or ceiling, on the capitalized costs of oil and natural gas properties based primarily on the after-tax estimated future net cash flows from oil and natural gas properties using a 10% discount rate and the arithmetic average of first-day-of-the-month oil and natural gas prices for the prior 12-month period. For the three and nine months ended September 30, 2021, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and, as a result, no impairment charge was necessary. At September 30, 2020, the Company’s net capitalized costs less related deferred income taxes exceeded the full-cost ceiling by $189.1 million. As a result, the Company recorded an impairment charge of $251.2 million to its net capitalized costs and a deferred income tax benefit of $62.1 million at September 30, 2020. At June 30, 2020, the Company’s net capitalized costs less related deferred income taxes exceeded the full-cost ceiling by $243.9 million. As a result, the Company recorded an impairment charge of $324.0 million to its net capitalized costs and a deferred income tax benefit of $80.1 million at June 30, 2020. These charges are reflected in the Company’s interim condensed consolidated statements of operations for the three and nine months ended September 30, 2020.
The Company capitalized approximately $9.9 million and $7.6 million of its general and administrative costs and approximately $1.5 million and $2.0 million of its interest expense for the three months ended September 30, 2021 and 2020, respectively. The Company capitalized approximately $28.6 million and $23.9 million of its general and administrative costs and approximately $3.9 million and $5.2 million of its interest expense for the nine months ended September 30, 2021 and 2020, respectively.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The following table sets forth the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2021 and 2020 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average common shares outstanding
Basic	117,008	116,155	116,872	116,036
Dilutive effect of options and restricted stock units	2,189	—	1,916	—
Diluted weighted average common shares outstanding	119,197	116,155	118,788	116,036
A total of 1.3 million options to purchase shares of Matador’s common stock were excluded from the diluted weighted average common shares outstanding for the nine months ended September 30, 2021 because their effects were anti-dilutive. A total of 2.5 million options to purchase shares of Matador’s common stock were excluded from the diluted weighted average common shares outstanding for both the three and nine months ended September 30, 2020, respectively, because their effects were anti-dilutive. Additionally, 0.7 million and 0.6 million restricted shares, which are participating securities, were excluded from the calculations above for the three and nine months ended September 30, 2020, respectively, as the security holders do not have the obligation to share in the losses of the Company.
NOTE 3 — ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2021 (in thousands).

Beginning asset retirement obligations	$38,542
Liabilities incurred during period	1,066
Liabilities settled during period	(96)
Divestitures during period	(709)
Accretion expense	1,529
Ending asset retirement obligations	40,332
Less: current asset retirement obligations(1)	(231)
Long-term asset retirement obligations	$40,101
 _______________
(1)Included in accrued liabilities in the Company’s interim unaudited condensed consolidated balance sheet at September 30, 2021.
NOTE 4 — DEBT
At September 30, 2021, the Company had (i) $1.05 billion of outstanding senior notes due 2026 (the “Notes”), (ii) $120.0 million in borrowings outstanding under its reserves-based revolving credit facility (the “Credit Agreement”), (iii) approximately $45.8 million in outstanding letters of credit issued pursuant to the Credit Agreement and (iv) $7.5 million outstanding under an unsecured U.S. Small Business Administration loan. Between September 30, 2021 and October 26, 2021, the Company repaid $20.0 million of borrowings under the Credit Agreement.
At September 30, 2021, San Mateo had $357.5 million in borrowings outstanding under its revolving credit facility (the “San Mateo Credit Facility”) and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Between September 30, 2021 and October 26, 2021, San Mateo repaid $10.0 million of borrowings under the San Mateo Credit Facility.

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
The Credit Agreement requires the Company to maintain a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $50.0 million of cash or cash equivalents), divided by a rolling four quarter EBITDA calculation, of 4.0 or less. The Company believes that it was in compliance with the terms of the Credit Agreement at September 30, 2021.
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
The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.0 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense, of 2.5 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. The Company believes that San Mateo was in compliance with the terms of the San Mateo Credit Facility at September 30, 2021.
Senior Unsecured Notes
At September 30, 2021, the Company had $1.05 billion of outstanding Notes, which have a 5.875% coupon rate. The Notes mature September 15, 2026, and interest is payable on the Notes semi-annually in arrears on each March 15 and September 15. The Notes are guaranteed on a senior unsecured basis by certain subsidiaries of the Company.
NOTE 5 — INCOME TAXES
As a result of the full-cost ceiling impairments recorded in 2020, the Company recognized a valuation allowance against its net deferred tax assets for the three and nine months ended September 30, 2020. Due to a variety of factors, including the Company’s significant net income during the nine months ended September 30, 2021, the Company’s federal valuation allowance was reversed as of September 30, 2021 as the deferred tax assets were determined to be more likely than not to be utilized. As a portion of the Company’s state net operating loss carryforwards are not expected to be utilized, a valuation allowance will continue to be recognized until the state deferred tax assets are more likely than not to be utilized.
The Company recorded an income tax benefit of $6.7 million and an income tax provision of $1.5 million for the three and nine months ended September 30, 2021, respectively. The Company’s income tax position for the three and nine months ended September 30, 2021 differed from amounts computed by applying the U.S. federal statutory rate to the pre-tax income due primarily to the impact of reversing the Company’s federal valuation allowance as of September 30, 2021, as well as permanent differences between book and tax income and state taxes, primarily in New Mexico.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 5 — INCOME TAXES — Continued
The Company’s total income tax position for the three and nine months ended September 30, 2020 differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to the impact of the valuation allowance, as well as permanent differences between book and tax income and state taxes, primarily in New Mexico.
NOTE 6 — EQUITY
Stock-based Compensation
During the nine months ended September 30, 2021, the Company granted awards to certain of its employees of 334,649 service-based restricted stock units to be settled in cash, which are liability instruments, and 366,500 performance-based stock units and 334,876 shares of restricted stock, which are equity instruments. The performance-based stock units vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year period ending December 31, 2023, as compared to a designated peer group. The service-based restricted stock units to be settled in cash vest ratably over three years, and the equity instruments are eligible to vest after three years. The fair value of these awards was approximately $43.3 million on the grant date.
Common Stock Dividend
The Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.025 per share of common stock in each of the first three quarters of 2021. The dividend, which totaled $2.9 million in each quarter, was paid on March 31, 2021, June 3, 2021 and September 3, 2021. In October 2021, the Board amended the Company’s dividend policy to increase the quarterly dividend and declared a quarterly cash dividend of $0.05 per share of common stock payable on December 1, 2021 to shareholders of record as of November 10, 2021.
San Mateo Distributions and Contributions
During the three months ended September 30, 2021 and 2020, San Mateo distributed $17.6 million and $11.2 million, respectively, to the Company and $16.9 million and $10.8 million, respectively, to a subsidiary of Five Point Energy LLC, the Company’s joint venture partner (“Five Point”). During the nine months ended September 30, 2021 and 2020, San Mateo distributed $47.7 million and $34.2 million, respectively, to the Company and $45.8 million and $32.8 million, respectively, to Five Point.
During the three and nine months ended September 30, 2021, there were no contributions to San Mateo by either the Company or Five Point. During the three months ended September 30, 2020, the Company contributed $36.8 million and Five Point contributed $31.9 million of cash to San Mateo. During the nine months ended September 30, 2020, the Company contributed $59.7 million and Five Point contributed $99.0 million of cash to San Mateo, of which $23.1 million was paid to carry Matador’s proportionate interest in San Mateo. The portion of the amount contributed by Five Point to carry Matador’s proportionate interest was recorded in “Additional paid-in capital” in the Company’s interim unaudited condensed consolidated balance sheets for the nine ended September 30, 2020, net of the $4.8 million deferred tax impact to Matador related to this equity contribution.
Performance Incentives
Five Point paid to the Company $6.0 million in performance incentives during the three months ended September 30, 2021. No performance incentives were paid by Five Point to the Company during the three months ended September 30, 2020. Five Point paid to the Company $37.6 million and $14.7 million in performance incentives during the nine months ended September 30, 2021 and 2020, respectively. These performance incentives are recorded when received, net of the $1.3 million and $3.1 million deferred tax impact to Matador during the nine months ended September 30, 2021 and 2020, respectively, in “Additional paid-in capital” in the Company’s interim unaudited condensed consolidated balance sheets. These performance incentives for the three and nine months ended September 30, 2021 and 2020 are also denoted as “Contributions related to formation of San Mateo” under “Financing activities” in the Company’s interim unaudited condensed consolidated statements of cash flows and changes in shareholders’ equity.
NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2021, the Company had various costless collar and swap contracts open and in place to mitigate its exposure to oil and natural gas price volatility, each with a specific term (calculation period), notional quantity (volume hedged) and price floor and ceiling for the collars and fixed price for the swaps. At September 30, 2021, each contract was set to expire

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
at varying times during 2021 and 2022. The Company had no open contracts associated with natural gas liquids (“NGL”) prices at September 30, 2021.
The following is a summary of the Company’s open costless collar contracts for oil and natural gas at September 30, 2021.

Commodity	Calculation Period	Notional Quantity (Bbl or MMBtu)	Weighted Average Price Floor ($/Bbl or $/MMBtu)	Weighted Average Price Ceiling ($/Bbl or $/MMBtu)	Fair Value of Asset (Liability) (thousands)
Oil	10/01/2021 - 12/31/2021	2,370,000	$42.06	$55.15	$(46,669)
Natural Gas	10/01/2021 - 12/31/2021	13,900,000	$2.53	$4.71	(24,169)
Oil	01/01/2022 - 12/31/2022	2,040,000	$50.00	$67.85	(14,402)
Natural Gas	01/01/2022 - 03/31/2022	8,250,000	$2.70	$6.33	(11,844)
Total open costless collar contracts					$(97,084)
The following is a summary of the Company’s open swap contracts for oil at September 30, 2021.

Commodity	Calculation Period	Notional Quantity (Bbl)	Fixed Price ($/Bbl)	Fair Value of Asset (Liability) (thousands)
Oil	10/01/2021 - 12/31/2021	510,000	$35.26	$(19,999)
Total open swap contracts				$(19,999)

The following is a summary of the Company’s open basis swap contracts for oil at September 30, 2021.

Commodity	Calculation Period	Notional Quantity (Bbl)	Fixed Price ($/Bbl)	Fair Value of Asset (Liability) (thousands)
Oil Basis	10/01/2021 - 12/31/2021	2,100,000	$0.87	$623
Oil Basis	01/01/2022 - 12/31/2022	5,520,000	$0.95	3,393
Total open basis swap contracts				$4,016
At September 30, 2021, the aggregate liability value for the Company’s open derivative financial instruments was $113.1 million.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the interim unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the condensed consolidated balance sheets	Net amounts presented in the condensed consolidated balance sheets
September 30, 2021
Current assets	$303,891	$(300,734)	$3,157
Other assets	56,035	(55,176)	859
Current liabilities	(414,887)	300,734	(114,153)
Long-term liabilities	(58,106)	55,176	(2,930)
Total	$(113,067)	$—	$(113,067)
December 31, 2020
Current assets	$382,328	$(375,601)	$6,727
Other assets	150,194	(147,624)	2,570
Current liabilities	(420,787)	375,601	(45,186)
Long-term liabilities	(147,624)	147,624	—
Total	$(35,889)	$—	$(35,889)
The following table summarizes the location and aggregate gain (loss) of all derivative financial instruments recorded in the interim unaudited condensed consolidated statements of operations for the periods presented (in thousands). These derivative financial instruments are not designated as hedging instruments.

		Three Months Ended September 30,		Nine Months Ended September 30,
Type of Instrument	Location in Condensed Consolidated Statement of Operations	2021	2020	2021	2020
Derivative Instrument
Oil	Revenues: Realized (loss) gain on derivatives	$(52,774)	$(5,406)	$(121,460)	$49,571
Natural Gas	Revenues: Realized loss on derivatives	(4,645)	—	(4,483)	—
Realized (loss) gain on derivatives		(57,419)	(5,406)	(125,943)	49,571
Oil	Revenues: Unrealized gain (loss) on derivatives	38,961	(9,843)	(35,471)	(7,980)
Natural Gas	Revenues: Unrealized loss on derivatives	(29,912)	(3,190)	(41,707)	(1,291)
Unrealized gain (loss) on derivatives		9,049	(13,033)	(77,178)	(9,271)
Total		$(48,370)	$(18,439)	$(203,121)	$40,300

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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of September 30, 2021 and December 31, 2020 (in thousands).

	Fair Value Measurements at September 30, 2021 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$(77,054)	$—	$(77,054)
Natural gas derivatives	—	(36,013)	—	(36,013)
Total	$—	$(113,067)	$—	$(113,067)

	Fair Value Measurements at December 31, 2020 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$(41,584)	$—	$(41,584)
Natural gas derivatives	—	5,695	—	5,695
Total	$—	$(35,889)	$—	$(35,889)

Additional disclosures related to derivative financial instruments are provided in Note 7.
Other Fair Value Measurements
At September 30, 2021 and December 31, 2020, the carrying values reported on the interim unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners and other current liabilities approximated their fair values due to their short-term maturities.
At September 30, 2021 and December 31, 2020, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 8 — FAIR VALUE MEASUREMENTS — Continued
At September 30, 2021 and December 31, 2020, the fair value of the Notes was $1.09 billion and $1.03 billion, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Produced Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and produced water from certain portions of its acreage for transportation, gathering, processing, fractionation, sales and disposal. The Company paid approximately $13.4 million and $12.0 million for deliveries under these agreements during the three months ended September 30, 2021 and 2020, respectively, and $41.1 million and $34.4 million for deliveries under these agreements during the nine months ended September 30, 2021 and 2020, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at September 30, 2021, the total deficiencies required to be paid by the Company under these agreements would be approximately $583.0 million.
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
San Mateo Commitments
The Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks and Wolf asset areas and acreage in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and the Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, the Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and the Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements (collectively with the transportation, gathering and produced water disposal agreements, the “Operational Agreements”). San Mateo provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The remaining minimum contractual obligation under the Operational Agreements at September 30, 2021 was approximately $399.9 million.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 10 — SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at September 30, 2021 and December 31, 2020 (in thousands).

	September 30, 2021	December 31, 2020
Accrued evaluated and unproved and unevaluated property costs	$77,708	$44,012
Accrued midstream properties costs	18,625	12,776
Accrued lease operating expenses	33,055	24,276
Accrued interest on debt	2,929	18,315
Accrued asset retirement obligations	231	623
Accrued partners’ share of joint interest charges	7,986	7,407
Accrued payable related to purchased natural gas	11,361	418
Other	23,739	11,331
Total accrued liabilities	$175,634	$119,158

Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the nine months ended September 30, 2021 and 2020 (in thousands).

	Nine Months Ended September 30,
	2021	2020
Cash paid for interest expense, net of amounts capitalized	$51,468	$71,890
Increase (decrease) in asset retirement obligations related to mineral properties	$157	$(232)
Increase in asset retirement obligations related to midstream properties	$104	$472
Increase (decrease) in liabilities for drilling, completion and equipping capital expenditures	$29,256	$(16,333)
Increase (decrease) in liabilities for acquisition of oil and natural gas properties	$3,299	$(2,377)
Increase (decrease) in liabilities for midstream properties capital expenditures	$5,874	$(10,653)
Stock-based compensation expense recognized as a liability	$20,535	$1,434
Transfer of inventory to oil and natural gas properties	$(625)	$(445)

The following table provides a reconciliation of cash and restricted cash recorded in the interim unaudited condensed consolidated balance sheets to cash and restricted cash as presented on the interim unaudited condensed consolidated statements of cash flows (in thousands).

	Nine Months Ended September 30,
	2021	2020
Cash	$73,128	$41,813
Restricted cash	34,663	26,090
Total cash and restricted cash	$107,791	$67,903

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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended September 30, 2021
Oil and natural gas revenues	$460,306	$1,159	$—	$—	$461,465
Midstream services revenues	—	61,215	—	(40,729)	20,486
Sales of purchased natural gas	25,961	12,809	—	—	38,770
Realized loss on derivatives	(57,419)	—	—	—	(57,419)
Unrealized gain on derivatives	9,049	—	—	—	9,049
Expenses(1)	220,535	40,784	21,575	(40,729)	242,165
Operating income(2)	$217,362	$34,399	$(21,575)	$—	$230,186
Total assets	$3,025,668	$864,020	$95,805	$—	$3,985,493
Capital expenditures(3)	$138,374	$28,948	$220	$—	$167,542
_____________________
(1)Includes depletion, depreciation and amortization expenses of $80.6 million and $7.8 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.6 million.
(2)Includes $14.4 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Includes $17.2 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $14.2 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Nine Months Ended September 30, 2021
Oil and natural gas revenues	$1,186,086	$3,686	$—	$—	$1,189,772
Midstream services revenues	—	164,815	—	(109,041)	55,774
Sales of purchased natural gas	32,543	21,655	—	—	54,198
Realized loss on derivatives	(125,943)	—	—	—	(125,943)
Unrealized loss on derivatives	(77,178)	—	—	—	(77,178)
Expenses(1)	576,106	97,305	64,298	(109,041)	628,668
Operating income(2)	$439,402	$92,851	$(64,298)	$—	$467,955
Total assets	$3,025,668	$864,020	$95,805	$—	$3,985,493
Capital expenditures(3)	$381,167	$46,584	$465	$—	$428,216

_____________________
(1)Includes depletion, depreciation and amortization expenses of $230.0 million and $23.4 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $2.0 million.
(2)Includes $39.2 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Includes $32.8 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $22.4 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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
Third Quarter Highlights
For the three months ended September 30, 2021, our total oil equivalent production was 8.3 million BOE, and our average daily oil equivalent production was 90,000 BOE per day, of which 50,700 Bbl per day, or 56%, was oil and 235.7 MMcf per day, or 44%, was natural gas. Our average daily oil production of 50,700 Bbl per day for the three months ended September 30, 2021 increased 20% year-over-year from 42,300 Bbl per day for the three months ended September 30, 2020. Our average daily natural gas production of 235.7 MMcf per day for the three months ended September 30, 2021 increased 28% year-over-year from 183.9 MMcf per day for the three months ended September 30, 2020.
For the third quarter of 2021, we reported net income attributable to Matador shareholders of $203.6 million, or $1.71 per diluted common share, on a generally accepted accounting principles in the United States (“GAAP”) basis, as compared to a net loss attributable to Matador shareholders of $276.1 million, or ($2.38) per diluted common share, for the third quarter of 2020. For the third quarter of 2021, our Adjusted EBITDA attributable to Matador shareholders (“Adjusted EBITDA”), a non-GAAP financial measure, was $293.8 million, as compared to Adjusted EBITDA of $121.0 million during the third quarter of 2020.

For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “—Liquidity and Capital Resources—Non-GAAP Financial Measures.” For more information regarding our financial results for the three months ended September 30, 2021, see “—Results of Operations” below.
For the nine months ended September 30, 2021, we reported net income attributable to Matador shareholders of $370.2 million, or $3.12 per diluted common share, on a GAAP basis, as compared to a net loss attributable to Matador shareholders of $503.8 million, or ($4.34) per diluted common share, for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, our Adjusted EBITDA, a non-GAAP financial measure, was $752.9 million, as compared to Adjusted EBITDA of $369.2 million during the nine months ended September 30, 2020. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “—Liquidity and Capital Resources—Non-GAAP Financial Measures.” For more information regarding our financial results for the nine months ended September 30, 2021, see “—Results of Operations” below.
Operations Update
In August 2021, we began operating a fifth drilling rig on behalf of San Mateo for the purpose of drilling an additional salt water disposal well in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) in Eddy County, New Mexico. Drilling operations on this salt water disposal well were completed in late September 2021, and this well was undergoing completion operations at October 26, 2021. We contracted this fifth operated drilling rig for a term of six months. As a result, in early October 2021, following the conclusion of drilling operations on the salt water disposal well, we moved this rig to our Rodney Robinson leasehold in the western portion of the Antelope Ridge asset area in Lea County, New Mexico.
At October 26, 2021, we were operating five drilling rigs throughout our various Delaware Basin asset areas. Two of these rigs were drilling the next nine wells on the Rodney Robinson leasehold. One of these rigs was concluding drilling operations on the next group of 11 Voni wells in the Stateline asset area, and another was concluding drilling operations on the second of two Uncle Ches wells in the Ranger asset area. The fifth rig recently began drilling three Barnett Trust wells in the Wolf asset area.
We turned to sales a total of 21 gross (17.2 net) wells in the Delaware Basin during the third quarter of 2021, including 17 gross (16.5 net) operated wells and four gross (0.7 net) non-operated wells. During the third quarter of 2021, we turned to sales 13 gross (13.0 net) operated wells in the Stateline asset area: two were Wolfcamp B completions, four were Third Bone Spring Carbonate completions, two were Second Bone Spring completions, two were First Bone Spring completions and three were Avalon completions. In the Arrowhead asset area, we turned to sales four gross (3.5 net) operated wells, all of which were Second Bone Spring completions. We also participated in two gross (0.2 net) non-operated wells turned to sales in the Antelope Ridge asset area, one gross (0.2 net) non-operated well in the Arrowhead asset area and one gross (0.3 net) non-operated well in the Ranger asset area.
Our average daily oil equivalent production in the Delaware Basin for the third quarter of 2021 was 84,000 BOE per day, consisting of 49,200 Bbl of oil per day and 209.1 MMcf of natural gas per day, a 27% increase from 66,400 BOE per day, consisting of 40,400 Bbl of oil per day and 155.7 MMcf of natural gas per day, in the third quarter of 2020. The Delaware Basin contributed approximately 97% of our daily oil production and approximately 89% of our daily natural gas production in the third quarter of 2021, as compared to approximately 95% of our daily oil production and approximately 85% of our daily natural gas production in the third quarter of 2020.
During the third quarter of 2021, we did not complete and turn to sales any operated wells or participate in any non-operated wells on our leasehold properties in the Eagle Ford shale play in South Texas or in the Haynesville shale and Cotton Valley plays in Northwest Louisiana.
2021 Capital Expenditure Budget
On October 26, 2021, we narrowed the range of our 2021 estimated capital expenditures for D/C/E capital expenditures to $535 to $565 million from $525 to $575 million, as originally estimated. As a result of savings on our operated D/C/E capital expenditures in the first nine months of 2021, a faster drilling and completions pace and an anticipated decrease in non-operated D/C/E capital expenditures in the second half of 2021, we intend to advance the next 11 Voni well completions in the Stateline asset area forward into the fourth quarter of 2021 and operate a fifth drilling rig in the fourth quarter of 2021, as previously disclosed, and expect to be able to do so without increasing the midpoint of our estimates for D/C/E capital expenditures for full year 2021. At October 26, 2021, our anticipated 2021 midstream capital expenditures remained $35 to $45 million, which primarily reflect our proportionate share of San Mateo’s estimated 2021 capital expenditures.

Capital Resources Update
Our Board of Directors (the “Board”) declared a quarterly cash dividend of $0.025 per share of common stock in each of the first three quarters of 2021, which were paid on March 31, 2021, June 3, 2021 and September 3, 2021, respectively. In October 2021, the Board amended our dividend policy to increase our quarterly dividend and declared a quarterly cash dividend of $0.05 per share of common stock payable on December 1, 2021 to shareholders of record as of November 10, 2021.
During the third quarter of 2021, we repaid $120.0 million in borrowings under our third amended and restated credit agreement (the “Credit Agreement”). During each of the first and second quarters of 2021, we repaid $100.0 million in borrowings under the Credit Agreement. As a result, the outstanding borrowings under our Credit Agreement at September 30, 2021 were $120.0 million. Between September 30, 2021 and October 26, 2021, we repaid $20.0 million of borrowings under the Credit Agreement.
Critical Accounting Policies
There have been no changes to our critical accounting policies and estimates from those set forth in the Annual Report.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our financial statements.
Results of Operations
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Data
Revenues (in thousands)(1)
Oil	$325,560	$150,620	$853,953	$414,379
Natural gas	135,905	38,484	335,819	91,406
Total oil and natural gas revenues	461,465	189,104	1,189,772	505,785
Third-party midstream services revenues	20,486	19,363	55,774	49,861
Sales of purchased natural gas	38,770	13,358	54,198	37,883
Lease bonus - mineral acreage	—	—	—	4,062
Realized (loss) gain on derivatives	(57,419)	(5,406)	(125,943)	49,571
Unrealized gain (loss) on derivatives	9,049	(13,033)	(77,178)	(9,271)
Total revenues	$472,351	$203,386	$1,096,623	$637,891
Net Production Volumes(1)
Oil (MBbl)(2)	4,669	3,895	13,263	11,512
Natural gas (Bcf)(3)	21.7	16.9	61.0	50.1
Total oil equivalent (MBOE)(4)	8,283	6,715	23,423	19,861
Average daily production (BOE/d)(5)	90,033	72,989	85,801	72,486
Average Sales Prices
Oil, without realized derivatives (per Bbl)	$69.73	$38.67	$64.39	$36.00
Oil, with realized derivatives (per Bbl)	$58.43	$37.28	$55.23	$40.30
Natural gas, without realized derivatives (per Mcf)	$6.27	$2.27	$5.51	$1.82
Natural gas, with realized derivatives (per Mcf)	$6.05	$2.27	$5.43	$1.82
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
Three Months Ended September 30, 2021 as Compared to Three Months Ended September 30, 2020
Oil and natural gas revenues. Our oil and natural gas revenues increased $272.4 million, or 144%, to $461.5 million for the three months ended September 30, 2021, as compared to $189.1 million for the three months ended September 30, 2020. Our oil revenues increased $174.9 million, or 116%, to $325.6 million for the three months ended September 30, 2021, as compared to $150.6 million for the three months ended September 30, 2020. This increase in oil revenues resulted from an 80% increase in the weighted average oil price realized for the three months ended September 30, 2021 to $69.73 per Bbl, as compared to $38.67 per Bbl for the three months ended September 30, 2020, and from a 20% increase in our oil production to 4.7 million Bbl for the three months ended September 30, 2021, as compared to 3.9 million Bbl for the three months ended September 30, 2020. Our natural gas revenues increased $97.4 million, or 253%, to $135.9 million for the three months ended September 30, 2021, as compared to $38.5 million for the three months ended September 30, 2020. The increase in natural gas revenues resulted from an almost three-fold increase in the weighted average natural gas price realized for the three months ended September 30, 2021 to $6.27 per Mcf, as compared to a weighted average natural gas price of $2.27 per Mcf realized for the three months ended September 30, 2020, and from a 28% increase in our natural gas production to 21.7 Bcf for the three months ended September 30, 2021, as compared to 16.9 Bcf for the three months ended September 30, 2020.
Third-party midstream services revenues. Our third-party midstream services revenues increased $1.1 million, or 6%, to $20.5 million for the three months ended September 30, 2021, as compared to $19.4 million for the three months ended September 30, 2020. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to an increase in our third-party natural gas gathering, transportation and processing revenues to $10.5 million for the three months ended September 30, 2021, as compared to $9.4 million for the three months ended September 30, 2020.
Sales of purchased natural gas. Our sales of purchased natural gas increased $25.4 million, or 190%, to $38.8 million for the three months ended September 30, 2021, as compared to $13.4 million for the three months ended September 30, 2020. This increase was the result of both an increase in purchased natural gas volumes sold and the natural gas price realized during the three months ended September 30, 2021. Sales of purchased natural gas reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at San Mateo’s cryogenic natural gas processing plant in Eddy County, New Mexico (the “Black River Processing Plant”) and subsequently sell the residue gas and natural gas liquids (“NGL”) to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our interim unaudited condensed consolidated statements of operations.
Realized (loss) gain on derivatives. Our realized net loss on derivatives was $57.4 million for the three months ended September 30, 2021, as compared to a realized net loss of $5.4 million for the three months ended September 30, 2020. We realized a net loss of $52.8 million related to our oil costless collar and oil and oil basis swap contracts for the three months ended September 30, 2021, resulting primarily from oil prices that were above the ceiling prices of certain of our oil costless collar contracts and above the strike prices of certain of our oil and oil basis swap contracts. We realized a net loss of $4.6 million related to our natural gas costless collar contracts for the three months ended September 30, 2021, resulting primarily from natural gas prices that were above the ceiling prices of certain of our natural gas costless collar contracts. We realized an average loss on our oil derivatives of approximately $11.30 per Bbl produced during the three months ended September 30, 2021, as compared to an average loss of approximately $1.39 per Bbl produced during the three months ended September 30, 2020. We realized an average loss on our natural gas derivatives of approximately $0.22 per Mcf produced during the three months ended September 30, 2021.
Unrealized gain (loss) on derivatives. Our unrealized net gain on derivatives was $9.0 million for the three months ended September 30, 2021, as compared to an unrealized net loss of $13.0 million for the three months ended September 30, 2020. During the three months ended September 30, 2021, the aggregate net fair value of our open oil and natural gas derivative contracts changed to a net liability of $113.1 million from a net liability of $122.1 million at June 30, 2021, resulting in an unrealized gain on derivatives of $9.0 million for the three months ended September 30, 2021. During the three months ended September 30, 2020, the aggregate net fair value of our open oil and natural gas derivative contracts decreased to a net liability of $13.2 million from a net liability of $0.1 million at June 30, 2020, resulting in an unrealized loss on derivatives of $13.0 million for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 as Compared to Nine Months Ended September 30, 2020
Oil and natural gas revenues. Our oil and natural gas revenues increased $684.0 million, or 135%, to $1.2 billion for the nine months ended September 30, 2021, as compared to $505.8 million for the nine months ended September 30, 2020. Our oil revenues increased $439.6 million, or 106%, to $854.0 million for the nine months ended September 30, 2021, as compared to $414.4 million for the nine months ended September 30, 2020. This increase in oil revenues resulted from a 79% increase in the weighted average oil price realized for the nine months ended September 30, 2021 to $64.39 per Bbl, as compared to $36.00 per Bbl for the nine months ended September 30, 2020, and from a 15% increase in our oil production to 13.3 million Bbl for the nine months ended September 30, 2021, as compared to 11.5 million Bbl for the nine months ended September 30, 2020. Our natural gas revenues increased by $244.4 million, or 267%, to $335.8 million for the nine months ended September 30, 2021, as compared to $91.4 million for the nine months ended September 30, 2020. The increase in natural gas revenues resulted from a more than three-fold increase in the weighted average natural gas price realized for the nine months ended September 30, 2021 to $5.51 per Mcf, as compared to a weighted average natural gas price of $1.82 per Mcf for the nine months ended September 30, 2020, and from a 22% increase in our natural gas production to 61.0 Bcf for the nine months ended September 30, 2021, as compared to 50.1 Bcf for the nine months ended September 30, 2020.
Third-party midstream services revenues. Our third-party midstream services revenues increased $5.9 million, or 12%, to $55.8 million for the nine months ended September 30, 2021, as compared to $49.9 million for the nine months ended September 30, 2020. This increase was primarily attributable to an increase in our third-party natural gas gathering, transportation and processing revenues to $27.6 million for the nine months ended September 30, 2021, as compared to $22.8 million for the nine months ended September 30, 2020 and an increase in our third-party oil gathering and transportation revenues to $7.8 million for the nine months ended September 30, 2021, as compared to $6.8 million for the nine months ended September 30, 2020.
Sales of purchased natural gas. Our sales of purchased natural gas increased $16.3 million, or 43%, to $54.2 million for the nine months ended September 30, 2021, as compared to $37.9 million for the nine months ended September 30, 2020. This increase was the result of both an increase in natural gas volumes sold and the natural gas price realized during the nine months ended September 30, 2021.
Lease bonus - mineral acreage. We did not lease any of our mineral acreage to third parties during the nine months ended September 30, 2021. Our lease bonus - mineral acreage revenues were $4.1 million for the nine months ended September 30, 2020.
Realized (loss) gain on derivatives. Our realized net loss on derivatives was $125.9 million for the nine months ended September 30, 2021, as compared to a realized net gain of $49.6 million for the nine months ended September 30, 2020. We realized a net loss of $121.5 million related to our oil costless collar and oil and oil basis swap contracts for the nine months ended September 30, 2021, resulting primarily from oil prices that were above the ceiling prices of certain of our oil costless collar contracts and above the strike prices of certain of our oil and oil basis swap contracts. We realized a net loss of $4.5 million related to our natural gas costless collar contracts for the nine months ended September 30, 2021, resulting primarily from natural gas prices that were above the ceiling prices of certain of our natural gas costless collar contracts. We realized an average loss on our oil derivatives of approximately $9.16 per Bbl produced during the nine months ended September 30, 2021, as compared to an average gain of $4.30 per Bbl produced during the nine months ended September 30, 2020. We realized an average loss on our natural gas derivatives of approximately $0.08 per Mcf produced during the nine months ended September 30, 2021.
Unrealized (loss) gain on derivatives. Our unrealized net loss on derivatives was $77.2 million for the nine months ended September 30, 2021, as compared to an unrealized net loss of $9.3 million for the nine months ended September 30, 2020. During the period from December 31, 2020 through September 30, 2021, the aggregate net fair value of our open oil and natural gas derivative contracts decreased to a net liability of $113.1 million from a net liability of $35.9 million, resulting in an unrealized loss on derivatives of $77.2 million for the nine months ended September 30, 2021. During the period from December 31, 2019 through September 30, 2020, the aggregate net fair value of our open oil and natural gas derivative contracts decreased to a net liability of $13.2 million from a net liability of $3.9 million, resulting in an unrealized loss on derivatives of $9.3 million for the nine months ended September 30, 2020.

Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except expenses per BOE)	2021	2020	2021	2020
Expenses
Production taxes, transportation and processing	$48,896	$25,840	$126,913	$66,353
Lease operating	27,433	23,392	82,124	80,464
Plant and other midstream services operating	17,043	9,385	44,452	29,129
Purchased natural gas	34,581	11,144	47,064	30,124
Depletion, depreciation and amortization	89,061	88,025	255,368	272,082
Accretion of asset retirement obligations	518	478	1,529	1,449
Full-cost ceiling impairment	—	251,163	—	575,164
General and administrative	24,633	15,100	71,218	46,045
Total expenses	242,165	424,527	628,668	1,100,810
Operating income (loss)	230,186	(221,141)	467,955	(462,919)
Other income (expense)
Net loss on asset sales and impairment	(251)	—	(251)	(2,632)
Interest expense	(17,989)	(18,231)	(55,579)	(56,340)
Other (expense) income	(585)	(238)	(1,246)	1,555
Total other expense	(18,825)	(18,469)	(57,076)	(57,417)
Income (loss) before income taxes	211,361	(239,610)	410,879	(520,336)
Income tax (benefit) provision	(6,701)	26,497	1,488	(43,369)
Net income attributable to non-controlling interest in subsidiaries	(14,434)	(9,957)	(39,213)	(26,784)
Net income (loss) attributable to Matador Resources Company shareholders	$203,628	$(276,064)	$370,178	$(503,751)
Expenses per BOE
Production taxes, transportation and processing	$5.90	$3.85	$5.42	$3.34
Lease operating	$3.31	$3.48	$3.51	$4.05
Plant and other midstream services operating	$2.06	$1.40	$1.90	$1.47
Depletion, depreciation and amortization	$10.75	$13.11	$10.90	$13.70
General and administrative	$2.97	$2.25	$3.04	$2.32
Three Months Ended September 30, 2021 as Compared to Three Months Ended September 30, 2020
Production taxes, transportation and processing. Our production taxes and transportation and processing expenses increased $23.1 million, or 89%, to $48.9 million for the three months ended September 30, 2021, as compared to $25.8 million for the three months ended September 30, 2020. On a unit-of-production basis, our production taxes and transportation and processing expenses increased 53% to $5.90 per BOE for the three months ended September 30, 2021, as compared to $3.85 per BOE for the three months ended September 30, 2020. These increases were primarily due to (i) a $21.2 million increase in production taxes to $34.8 million for the three months ended September 30, 2021, as compared to $13.5 million for the three months ended September 30, 2020, primarily due to the significant increase in the weighted average oil and natural gas prices realized between the two periods, and (ii) a $1.8 million increase in transportation and processing expenses to $14.1 million for the three months ended September 30, 2021, as compared to $12.3 million for the three months ended September 30, 2020, primarily due to the 28% increase in our natural gas production of 21.7 Bcf for the three months ended September 30, 2021, as compared to 16.9 Bcf for the three months ended September 30, 2020.
Lease operating. Our lease operating expenses increased $4.0 million, or 17%, to $27.4 million for the three months ended September 30, 2021, as compared to $23.4 million for the three months ended September 30, 2020. This increase was primarily attributable to increases in expenses associated with servicing an increased number of operated and non-operated wells at September 30, 2021, as compared to September 30, 2020. Our lease operating expenses on a unit-of-production basis decreased 5% to $3.31 per BOE for the three months ended September 30, 2021, as compared to $3.48 per BOE for the three months ended September 30, 2020, primarily due to the 23% increase in our total oil equivalent production for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $7.7 million, or 82%, to $17.0 million for the three months ended September 30, 2021, as compared to $9.4 million for the three months ended September 30, 2020. This increase was primarily attributable to (i) increased expenses associated with our expanded commercial produced water disposal operations of $7.9 million for the three months ended September 30, 2021, as compared to $4.9 million for the three months ended September 30, 2020, (ii) increased expenses associated with our expanded pipeline operations of $5.4 million for the three months ended September 30, 2021, as compared to $2.3 million for the three months ended September 30, 2020, and (iii) increased expenses associated with operating the expanded Black River Processing Plant of $3.8 million for the three months ended September 30, 2021, as compared to $2.3 million for the three months ended September 30, 2020.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $1.0 million, or 1%, to $89.1 million for the three months ended September 30, 2021, as compared to $88.0 million for the three months ended September 30, 2020. The increase in our depletion, depreciation and amortization expenses was partially attributable to a $1.8 million increase in depreciation expenses attributable to our midstream segment to $7.8 million for the three months ended September 30, 2021, as compared to $6.0 million for the three months ended September 30, 2020. On a unit-of-production basis, our depletion, depreciation and amortization expenses decreased 18% to $10.75 per BOE for the three months ended September 30, 2021, as compared to $13.11 per BOE for the three months ended September 30, 2020. This decrease was attributable to the increase in our estimated total proved oil and natural gas reserves, as well as the decrease in unamortized property costs resulting from the full-cost ceiling impairments recorded in 2020.
Full-cost ceiling impairment. No impairment to the net carrying value of our oil and natural gas properties and no corresponding charge resulting from a full-cost ceiling impairment were recorded for the three months ended September 30, 2021. At September 30, 2020, the net capitalized costs of our oil and natural gas properties less related deferred income taxes exceeded the full-cost ceiling by $189.1 million. As a result, we recorded an impairment charge of $251.2 million to the net capitalized costs of our oil and natural gas properties and a deferred income tax benefit of $62.1 million. This full-cost ceiling impairment of $251.2 million is reflected in our interim unaudited condensed consolidated statement of operations for the three months ended September 30, 2020.
General and administrative. Our general and administrative expenses increased $9.5 million, or 63%, to $24.6 million for the three months ended September 30, 2021, as compared to $15.1 million for the three months ended September 30, 2020. Our general and administrative expenses increased 32% on a unit-of-production basis to $2.97 per BOE for the three months ended September 30, 2021, as compared to $2.25 per BOE for the three months ended September 30, 2020. These increases were largely attributable to employee compensation costs, including a $3.7 million increase in stock-based compensation expense primarily associated with our cash-settled stock awards, the values of which are remeasured at each reporting period. The share price of our common stock increased from $36.01 at June 30, 2021 to $38.04 at September 30, 2021. The remainder of the increase for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, resulted primarily from the reinstatement of employee compensation beginning in March 2021, which had been previously reduced beginning in March 2020 in response to the significantly lower oil and natural gas price environment at that time.
Interest expense. For the three months ended September 30, 2021, we incurred total interest expense of $19.5 million. We capitalized $1.5 million of our interest expense on certain qualifying projects for the three months ended September 30, 2021 and expensed the remaining $18.0 million to operations. For the three months ended September 30, 2020, we incurred total interest expense of $20.2 million. We capitalized $2.0 million of our interest expense on certain qualifying projects for the three months ended September 30, 2020 and expensed the remaining $18.2 million to operations.
Income tax (benefit) provision. As a result of the full-cost ceiling impairments recorded during 2020, we recognized a valuation allowance against our federal net deferred tax assets as of September 30, 2020. Due to a variety of factors, including our significant net income during 2021, our federal valuation allowance was reversed as of September 30, 2021. Our income tax benefit was $6.7 million for the three months ended September 30, 2021, which differed from amounts computed by applying the U.S. federal statutory rate to the pre-tax income due primarily to the impact of reversing our federal valuation allowance as of September 30, 2021, as well as permanent differences between book and tax income and state taxes, primarily in New Mexico. We recorded an income tax provision of $26.5 million for the three months ended September 30, 2020. Our income tax provision differed from amounts computed by applying the U.S. federal statutory rate to our net loss due to the valuation allowance recognized at September 30, 2020.

Nine Months Ended September 30, 2021 as Compared to Nine Months Ended September 30, 2020
Production taxes, transportation and processing. Our production taxes and transportation and processing expenses increased $60.6 million, or 91%, to $126.9 million for the nine months ended September 30, 2021, as compared to $66.4 million for the nine months ended September 30, 2020. On a unit-of-production basis, our production taxes and transportation and processing expenses increased 62% to $5.42 per BOE for the nine months ended September 30, 2021, as compared to $3.34 per BOE for the nine months ended September 30, 2020. These increases were primarily due to (i) a $53.4 million increase in production taxes to $89.6 million for the nine months ended September 30, 2021, as compared to $36.2 million for the nine months ended September 30, 2020, primarily due to the significant increase in the weighted average oil and natural gas prices realized between the two periods, and (ii) a $7.2 million increase in transportation and processing expenses to $37.3 million for the nine months ended September 30, 2021, as compared to $30.1 million for the nine months ended September 30, 2020, primarily due to the 22% increase in our natural gas production to 61.0 Bcf for the nine months ended September 30, 2021, as compared to 50.1 Bcf for the nine months ended September 30, 2020.
Lease operating. Our lease operating expenses increased $1.7 million, or 2%, to $82.1 million for the nine months ended September 30, 2021, as compared to $80.5 million for the nine months ended September 30, 2020. This increase was largely attributable to an increase in workovers and chemical expenses of $4.6 million, which were attributable to servicing an increased number of operated wells at September 30, 2021, as compared to September 30, 2020. These increases were partially offset by (i) a decrease in produced water trucking and disposal expenses of $1.4 million as more of our operated wells have been connected to produced water pipelines, (ii) a decrease in repairs and maintenance and equipment rentals of $1.1 million and (iii) a decrease in compressor rental charges of $1.3 million. Our lease operating expenses on a unit-of-production basis decreased 13% to $3.51 per BOE for the nine months ended September 30, 2021, as compared to $4.05 per BOE for the nine months ended September 30, 2020, primarily due to the 18% increase in our total oil equivalent production for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $15.3 million, or 53%, to $44.5 million for the nine months ended September 30, 2021, as compared to $29.1 million for the nine months ended September 30, 2020. This increase was primarily attributable to (i) increased expenses associated with our expanded commercial produced water disposal operations of $22.2 million for the nine months ended September 30, 2021, as compared to $15.3 million for the nine months ended September 30, 2020, (ii) increased expenses associated with our expanded pipeline operations of $12.3 million for the nine months ended September 30, 2021, as compared to $6.3 million for the nine months ended September 30, 2020, and (iii) increased expenses associated with operating the expanded Black River Processing Plant of $10.0 million for the nine months ended September 30, 2021, as compared to $7.5 million for the nine months ended September 30, 2020.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses decreased $16.7 million, or 6%, to $255.4 million for the nine months ended September 30, 2021, as compared to $272.1 million for the nine months ended September 30, 2020. On a unit-of-production basis, our depletion, depreciation and amortization expenses decreased 20% to $10.90 per BOE for the nine months ended September 30, 2021, as compared to $13.70 per BOE for the nine months ended September 30, 2020. These decreases were attributable to the increase in our estimated total proved oil and natural gas reserves, as well as the decrease in unamortized property costs resulting from the full-cost ceiling impairments recorded in 2020. The decrease in our depletion, depreciation and amortization expenses was partially offset by a $7.6 million increase in depreciation expenses attributable to our midstream segment to $23.4 million for the nine months ended September 30, 2021 as compared to $15.8 million for the nine months ended September 30, 2020.
Full-cost ceiling impairment. No impairment to the net carrying value of our oil and natural gas properties and no corresponding charge resulting from a full-cost ceiling impairment were recorded for the nine months ended September 30, 2021. At September 30, 2020, the net capitalized costs of our oil and natural gas properties less related deferred income taxes exceeded the full-cost ceiling by $189.1 million. At June 30, 2020, the net capitalized costs of our oil and natural gas properties less related deferred income taxes exceeded the full-cost ceiling by $243.9 million. As a result, we recorded an impairment charge of $575.2 million to the net capitalized costs of our oil and natural gas properties and a deferred income tax benefit of $142.2 million. This full-cost ceiling impairment of $575.2 million is reflected in our interim unaudited condensed consolidated statement of operations for the nine months ended September 30, 2020.
General and administrative. Our general and administrative expenses increased $25.2 million, or 55%, to $71.2 million for the nine months ended September 30, 2021, as compared to $46.0 million for the nine months ended September 30, 2020. Our general and administrative expenses increased 31% on a unit-of-production basis to $3.04 per BOE for the nine months ended September 30, 2021, as compared to $2.32 per BOE for the nine months ended September 30, 2020. These increases were largely attributable to employee compensation costs, including a $14.7 million increase in stock-based compensation expense primarily associated with our cash-settled stock awards, the values of which are remeasured at each reporting period. The share price of our common stock increased more than three-fold from $12.06 at December 31, 2020 to $38.04 at

September 30, 2021. The remainder of the increase for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, resulted primarily from the reinstatement of employee compensation beginning in March 2021, which had been previously reduced beginning in March 2020 in response to the significantly lower oil and natural gas price environment at that time.
Interest expense. For the nine months ended September 30, 2021, we incurred total interest expense of $59.5 million. We capitalized $3.9 million of our interest expense on certain qualifying projects for the nine months ended September 30, 2021 and expensed the remaining $55.6 million to operations. For the nine months ended September 30, 2020, we incurred total interest expense of $61.5 million. We capitalized $5.2 million of our interest expense on certain qualifying projects for the nine months ended September 30, 2020 and expensed the remaining $56.3 million to operations.
Income tax (benefit) provision. As a result of the full-cost ceiling impairments recorded during 2020, we recognized a valuation allowance against our federal net deferred tax assets as of September 30, 2020. Due to a variety of factors, including our significant net income during 2021, our federal valuation allowance was reversed as of September 30, 2021. Our income tax provision was $1.5 million for the nine months ended September 30, 2021. Our income tax provision for the nine months ended September 30, 2021 differed from amounts computed by applying the U.S. federal statutory rate to the pre-tax income due primarily to the impact of reversing our federal valuation allowance as of September 30, 2021, as well as permanent differences between book and tax income and state taxes, primarily in New Mexico. We recorded an income tax benefit of $43.4 million for the nine months ended September 30, 2020. Our income tax benefit differed from amounts computed by applying the U.S. federal statutory rate to our net loss due to the valuation allowance recognized at September 30, 2020.
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
At September 30, 2021, we had cash totaling $73.1 million and restricted cash totaling $34.7 million, which was primarily associated with San Mateo. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries. During the third quarter of 2021, we repaid $120.0 million in borrowings under the Credit Agreement. In addition, during each of the first and second quarters of 2021, we repaid $100.0 million in borrowings under the Credit Agreement. Between September 30, 2021 and October 26, 2021, we repaid $20.0 million of borrowings under the Credit Agreement. During the third quarter of 2021, we borrowed $5.0 million under the San Mateo Credit Facility. Between September 30, 2021 and October 26, 2021, we repaid $10.0 million of borrowings under the San Mateo Credit Facility.
The Board declared quarterly cash dividends of $0.025 per share of common stock, which were paid on March 31, 2021, June 3, 2021 and September 3, 2021. In October 2021, the Board amended our dividend policy to increase our quarterly dividend and declared a quarterly cash dividend of $0.05 per share of common stock payable on December 1, 2021 to shareholders of record as of November 10, 2021.
At September 30, 2021, we had (i) $1.05 billion of outstanding 5.875% senior notes due September 2026 (the “Notes”), (ii) $120.0 million in borrowings outstanding under the Credit Agreement, (iii) approximately $45.8 million in outstanding letters of credit issued pursuant to the Credit Agreement and (iv) $7.5 million outstanding under an unsecured U.S. Small Business Administration (“SBA”) loan. In April 2021, the lenders under our Credit Agreement completed their review of our proved oil and natural gas reserves, and, as a result, the borrowing base was reaffirmed at $900.0 million. We elected to keep the borrowing commitment at $700.0 million, the maximum facility amount remained $1.5 billion and no material changes were made to the terms of the Credit Agreement. This April 2021 redetermination constituted the regularly scheduled May 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected commitment (subject to compliance with the covenant noted below). The Credit Agreement matures in October 2023. The Credit Agreement requires the Company to maintain a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $50.0 million of cash or cash equivalents), divided by a rolling four quarter EBITDA calculation, of 4.0 or less. We believe that we were in compliance with the terms of the Credit Agreement at September 30, 2021.
At September 30, 2021, San Mateo had $357.5 million in borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Between September 30, 2021 and October 26, 2021, San Mateo repaid $10.0 million of borrowings under the San Mateo Credit Facility. The San Mateo Credit Facility matures December 19, 2023 and was amended in June 2021 to increase the lender commitments under that facility from $375 million to $450 million (subject to San Mateo’s compliance with the covenants noted below) and to increase the borrowing rate for a base rate loan or a Eurodollar loan under such facility by 0.50%. The San Mateo Credit Facility includes an accordion feature, which, after the aforementioned amendment, provides for potential increases in lender commitments to up to $700.0 million. The San Mateo Credit Facility is guaranteed by San Mateo’s subsidiaries, secured by substantially all of San Mateo’s assets, including real property, and is non-recourse with respect to Matador and its wholly-owned subsidiaries. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.0 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.5 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. We believe that San Mateo was in compliance with the terms of the San Mateo Credit Facility at September 30, 2021.
On April 13, 2020, we executed a promissory note evidencing an unsecured loan in the amount of approximately $7.5 million as part of the Paycheck Protection Program. For a discussion of such loan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Annual Report.
During the nine months ended September 30, 2021 and through October 26, 2021, the oil and natural gas industry experienced continued improvement in commodity prices as compared to 2020, primarily resulting from (i) improvements in oil demand as the impact from COVID-19 has begun to abate, (ii) actions taken by the Organization of Petroleum Exporting Countries, Russia and certain other oil-exporting countries (“OPEC+”) to reduce the worldwide supply of oil through coordinated production cuts and (iii) changes in supply dynamics, particularly with respect to natural gas. As a result, West Texas Intermediate (“WTI”) oil prices have increased from $48.52 per barrel at December 31, 2020 to as high as $74.45 per barrel in late September 2021 and have increased to above $80 per barrel in October 2021. Prices for natural gas and NGLs were also much higher during the nine months ended September 30, 2021 and through October 26, 2021 as compared to 2020. While oil and natural gas prices have improved significantly in 2021, the general outlook for the oil and natural gas industry for the remainder of the year remains unclear, and we can provide no assurances that commodity prices will remain at current levels. In fact, commodity prices may decline from their current levels. The economic disruptions associated with COVID-19 and the volatility in oil and natural gas prices have also impacted our ability to access the capital markets on reasonably similar terms as were available prior to 2020.
In August 2021, we began operating a fifth drilling rig on behalf of San Mateo for the purpose of drilling an additional salt water disposal well in the Greater Stebbins Area. Drilling operations on this salt water disposal well were completed in late September 2021, and this well was undergoing completion operations at October 26, 2021. We contracted this fifth operated drilling rig for a term of six months. As a result, in early October 2021, following the conclusion of drilling operations on the salt water disposal well, we moved this rig to our Rodney Robinson leasehold in the western portion of the Antelope Ridge asset area in Lea County, New Mexico.
At October 26, 2021, we were operating five drilling rigs throughout our various Delaware Basin asset areas. Two of these rigs were drilling the next nine wells on the Rodney Robinson leasehold. One of these rigs was concluding drilling operations on the next group of 11 Voni wells in the Stateline asset area, and another was concluding drilling operations on the second of two Uncle Ches wells in the Ranger asset area. The fifth rig recently began drilling three Barnett Trust wells in the Wolf asset area.
On October 26, 2021, we narrowed the range of our 2021 estimated capital expenditures for D/C/E capital expenditures to $535 to $565 million from $525 to $575 million, as originally estimated. As a result of savings on our operated D/C/E capital expenditures in the first nine months of 2021, a faster drilling and completions pace and an anticipated decrease in non-operated D/C/E capital expenditures in the second half of 2021, we intend to advance the next 11 Voni well completions in the Stateline asset area forward into the fourth quarter of 2021 and operate a fifth drilling rig in the fourth quarter of 2021, as previously disclosed, and expect to be able to do so without increasing the midpoint of our estimates for D/C/E capital expenditures for full year 2021. At October 26, 2021, our anticipated 2021 midstream capital expenditures remained $35 to $45 million, which primarily reflect our proportionate share of San Mateo’s estimated 2021 capital expenditures.

Substantially all of these 2021 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities in the Delaware Basin, with the exception of amounts allocated to limited operations in our South Texas and Haynesville shale positions to maintain and extend leases and to participate in certain non-operated well opportunities. Our 2021 Delaware Basin operated drilling program is expected to continue to focus on the continued development of our various asset areas throughout the Delaware Basin, with a continued emphasis on drilling and completing a higher percentage of longer horizontal wells in 2021, including 98% with anticipated completed lateral lengths of two miles or greater. We have built significant optionality into our drilling program, which should generally allow us to increase or decrease the number of rigs we operate as necessary based on changing commodity prices and other factors.
We may divest portions of our non-core assets, particularly in the Eagle Ford shale in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana, as well as consider monetizing other assets, such as certain mineral, royalty and midstream interests, as value-creating opportunities arise. In addition, we intend to continue evaluating the opportunistic acquisition of acreage and mineral interests, principally in the Delaware Basin, during the remainder of 2021 and in 2022. These monetizations, divestitures and capital expenditures are opportunity-specific, and purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these monetizations, divestitures and capital expenditures with any degree of certainty; therefore, we have not provided estimated proceeds related to monetizations or divestitures or estimated capital expenditures related to acreage and mineral acquisitions for 2021.
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
Our unaudited cash flows for the nine months ended September 30, 2021 and 2020 are presented below:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash provided by operating activities	$718,826	$319,959
Net cash used in investing activities	(383,678)	(661,155)
Net cash (used in) provided by financing activities	(318,740)	343,971
Net change in cash and restricted cash	$16,408	$2,775
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$752,906	$369,158
__________________
(1)Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “—Non-GAAP Financial Measures” below.

Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased $398.9 million to $718.8 million for the nine months ended September 30, 2021 from $320.0 million for the nine months ended September 30, 2020. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased $400.4 million to $753.3 million for the nine months ended September 30, 2021 from $352.8 million for the nine months ended September 30, 2020, primarily attributable to significantly higher realized oil and natural gas prices and higher oil and natural gas production for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Changes in our operating assets and liabilities between the two periods resulted in a net decrease of approximately $1.6 million in net cash provided by operating activities for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.
Our operating cash flows are sensitive to a number of variables, including changes in our production and the volatility of oil and natural gas prices between reporting periods. Regional and worldwide economic activity, the actions of OPEC+ and other large state-owned oil producers, weather, infrastructure capacity to reach markets and other variable factors significantly impact the prices of oil and natural gas. For example, the effects of COVID-19 and the corresponding decline in oil demand significantly impacted the prices we received for our oil production in recent periods, particularly during 2020. These factors are beyond our control and are difficult to predict. We use commodity derivative financial instruments at times to mitigate our exposure to fluctuations in oil, natural gas and NGL prices.
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased $277.5 million to $383.7 million for the nine months ended September 30, 2021 from $661.2 million for the nine months ended September 30, 2020. This decrease in net cash used in investing activities was primarily due to (i) a decrease of $83.1 million in D/C/E capital expenditures, (ii) a decrease of $157.7 million in midstream capital expenditures and (iii) a decrease of $35.7 million in expenditures related to acquisition of oil and natural gas properties for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Cash used for D/C/E capital expenditures for the nine months ended September 30, 2021 and 2020 was primarily attributable to our operated and non-operated drilling and completion activities in the Delaware Basin. Cash used for midstream capital expenditures for the nine months ended September 30, 2020 was primarily attributable to the expansion of the Black River Processing Plant and midstream facilities in the Greater Stebbins Area and the Stateline asset area, which were completed in 2020.
Cash Flows (Used in) Provided by Financing Activities
Net cash used in financing activities was $318.7 million for the nine months ended September 30, 2021, a decrease from net cash provided by financing activities of $344.0 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, our primary uses of cash related to financing activities were for the net repayment of $320.0 million in borrowings under our Credit Agreement and the payment of our first three quarterly dividends. These payments were partially offset by net borrowings under the San Mateo Credit Facility of $23.5 million. During the nine months ended September 30, 2020, our primary sources of cash from financing activities included borrowings under our Credit Agreement of $220.0 million, borrowings under the San Mateo Credit Facility of $38.4 million and net contributions related to the formation of San Mateo and from non-controlling interest owners in less-than-wholly-owned subsidiaries of $80.9 million.
See Note 4 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our debt, including the Credit Agreement, the San Mateo Credit Facility and the Notes.
Guarantor Financial Information
The Notes are jointly and severally guaranteed by certain subsidiaries of Matador (the “Guarantor Subsidiaries”) on a full and unconditional basis (except for customary release provisions). At September 30, 2021, the Guarantor Subsidiaries were 100% owned by Matador. Matador is a parent holding company and has no independent assets or operations, and there are no significant restrictions on the ability of Matador to obtain funds from the Guarantor Subsidiaries by dividend or loan. San Mateo and its subsidiaries are not guarantors of the Notes.

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

(In thousands)	September 30, 2021
Summarized Balance Sheet
Assets
Current assets	$341,858
Net property and equipment	$2,747,595
Other long-term assets	$64,901
Liabilities
Current liabilities	$455,923
Long-term debt	$1,162,184
Other long-term liabilities	$81,037

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2021
Summarized Statement of Operations
Revenues	$437,923	$1,015,565
Expenses	241,250	635,739
Operating income	$196,673	$379,826
Other expense	(18,113)	(52,321)
Tax benefit (provision)	6,701	(1,488)
Net income	$185,261	$326,017

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Unaudited Adjusted EBITDA Reconciliation to Net Income (Loss)
Net income (loss) attributable to Matador Resources Company shareholders	$203,628	$(276,064)	$370,178	$(503,751)
Net income attributable to non-controlling interest in subsidiaries	14,434	9,957	39,213	26,784
Net income (loss)	218,062	(266,107)	409,391	(476,967)
Interest expense	17,989	18,231	55,579	56,340
Total income tax (benefit) provision	(6,701)	26,497	1,488	(43,369)
Depletion, depreciation and amortization	89,061	88,025	255,368	272,082
Accretion of asset retirement obligations	518	478	1,529	1,449
Full-cost ceiling impairment	—	251,163	—	575,164
Unrealized (gain) loss on derivatives	(9,049)	13,033	77,178	9,271
Non-cash stock-based compensation expense	2,967	3,369	5,617	10,449
Net loss on asset sales and impairment	251	—	251	2,632
Consolidated Adjusted EBITDA	313,098	134,689	806,401	407,051
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(19,273)	(13,701)	(53,495)	(37,893)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$293,825	$120,988	$752,906	$369,158

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$291,231	$109,574	$718,826	$319,959
Net change in operating assets and liabilities	4,666	7,599	34,439	32,866
Interest expense, net of non-cash portion	17,201	17,516	53,136	54,226
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(19,273)	(13,701)	(53,495)	(37,893)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$293,825	$120,988	$752,906	$369,158
For the three months ended September 30, 2021, we reported net income attributable to Matador shareholders of $203.6 million, as compared to a net loss attributable to Matador shareholders of $276.1 million for the three months ended September 30, 2020. This change in net income attributable to Matador shareholders primarily resulted from (i) the $251.2 million full-cost ceiling impairment recorded for the three months ended September 30, 2020, as compared to no such impairment for the three months ended September 30, 2021, (ii) higher oil and natural gas production and higher realized oil and natural gas prices for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, (iii) a tax benefit of $6.7 million for the three months ended September 30, 2021, as compared to a tax expense of $26.5 million three months ended September 30, 2020, and (iv) an unrealized gain on derivatives of $9.0 million for the three months ended September 30, 2021, as compared to an unrealized loss on derivatives of $13.0 million for the three months ended September 30, 2020.
For the nine months ended September 30, 2021, we reported net income attributable to Matador shareholders of $370.2 million, as compared to a net loss attributable to Matador shareholders of $503.8 million for the nine months ended September 30, 2020. This change in net income attributable to Matador shareholders primarily resulted from the $575.2 million full-cost ceiling impairment recorded for the nine months ended September 30, 2020, as compared to no such impairment in the nine months ended September 30, 2021, and was also the result of higher oil and natural gas production and higher realized oil and natural gas prices for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This increase was partially offset by (i) an unrealized loss on derivatives of $77.2 million for the nine months ended September

30, 2021, as compared to an unrealized loss on derivatives of $9.3 million for the nine months ended September 30, 2020 and (ii) a tax provision of $1.5 million for the nine months ended September 30, 2021, as compared to a tax benefit of $43.4 million for the nine months ended September 30, 2020.
Adjusted EBITDA, a non-GAAP financial measure, increased $172.8 million to $293.8 million for the three months ended September 30, 2021, as compared to $121.0 million for the three months ended September 30, 2020. This increase is primarily attributable to higher oil and natural gas production and higher realized oil and natural gas prices for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.
Adjusted EBITDA, a non-GAAP financial measure, increased $383.7 million to $752.9 million for the nine months ended September 30, 2021, as compared to $369.2 million for the nine months ended September 30, 2020. This increase is primarily attributable to higher oil and natural gas production and higher realized oil and natural gas prices for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2021, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) firm gathering, transportation, processing, fractionation, sales and disposal commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 9 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.
Obligations and Commitments
We had the following material contractual obligations and commitments at September 30, 2021.

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations
Borrowings, including letters of credit(1)	$539,773	$—	$539,773	$—	$—
Senior unsecured notes(2)	1,050,000	—	—	1,050,000	—
Office leases	19,498	4,099	8,478	6,921	—
Non-operated drilling and other capital commitments(3)	43,713	24,188	19,525	—	—
Drilling rig contracts(4)	10,187	10,187	—	—	—
Asset retirement obligations(5)	40,332	231	5,102	1,520	33,479
Transportation, gathering, processing and disposal agreements with non-affiliates(6)	613,697	70,011	142,543	142,141	259,002
Transportation, gathering, processing and disposal agreements with San Mateo(7)	399,894	1,082	108,606	182,740	107,466
Total contractual cash obligations	$2,717,094	$109,798	$824,027	$1,383,322	$399,947
__________________
(1)The amounts included in the table above represent principal maturities only. At September 30, 2021, we had $120.0 million in borrowings outstanding under the Credit Agreement, approximately $45.8 million in outstanding letters of credit issued pursuant to the Credit Agreement and $7.5 million in borrowings outstanding under the SBA loan. The Credit Agreement matures in October 2023. At September 30, 2021, San Mateo had $357.5 million of borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures in December 2023. Assuming the amounts outstanding and interest rates of 1.34% and 2.09%, for the Credit Agreement and the San Mateo Credit Facility, respectively, at September 30, 2021, the interest expense for such facilities is expected to be approximately $1.6 million and $7.6 million each year until maturity.
(2)The amounts included in the table above represent principal maturities only. Interest expense on the $1.05 billion of Notes that were outstanding as of September 30, 2021 is expected to be approximately $61.7 million each year until maturity.

(3)At September 30, 2021, we had outstanding commitments to drill and complete and to participate in the drilling and completion of various operated and non-operated wells.
(4)We do not own or operate our own drilling rigs, but instead we enter into contracts with third parties for such drilling rigs.
(5)The amounts included in the table above represent discounted cash flow estimates for future asset retirement obligations at September 30, 2021.
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
General Outlook and Trends
During the first quarter and through April 2020, the oil and natural gas industry witnessed an abrupt and significant decline in oil prices resulting from two primary factors: (i) the precipitous decline in global oil demand resulting from the worldwide spread of COVID-19 and (ii) the increase in global oil supply resulting from actions of OPEC+. The sudden decline in oil prices began to improve later in the second quarter of 2020 and generally continued throughout the remainder of 2020. During the nine months ended September 30, 2021 and through October 26, 2021, the oil and natural gas industry experienced continued improvement in commodity prices as compared to 2020, primarily resulting from (x) improvements in oil demand as the impact from COVID-19 has begun to abate, (y) actions taken by OPEC+ to reduce the worldwide supply of oil through coordinated production cuts and (z) changes in supply dynamics, particularly with respect to natural gas. While oil and natural gas prices have improved significantly in 2021, the general outlook for the oil and natural gas industry for the remainder of the year remains unclear, and we can provide no assurances that commodity prices will remain at current levels. In fact, commodity prices may decline from their current levels. See “Risk Factors—Risks Related to our Financial Condition—Our success is dependent on the prices of oil and natural gas. Low oil and natural gas prices and the continued volatility in these prices may adversely affect our financial condition and our ability to meet our capital expenditure requirements and financial obligations” in the Annual Report. The economic disruptions associated with COVID-19 and the volatility in oil and natural gas prices have also impacted our ability to access the capital markets on reasonably similar terms as were available prior to 2020.
For the three months ended September 30, 2021, oil prices averaged $70.52 per Bbl, ranging from a low of $62.32 per Bbl in mid-August to a high of $75.45 per Bbl in late September, based upon the WTI oil futures contract price for the earliest delivery date. We realized a weighted average oil price of $69.73 per Bbl ($58.43 per Bbl including realized losses from oil derivatives) for our oil production for the three months ended September 30, 2021, as compared to $38.67 per Bbl ($37.28 per Bbl including realized losses from oil derivatives) for our oil production for the three months ended September 30, 2020. At October 26, 2021, the WTI oil futures contract for the earliest delivery date had increased from the average price for the third quarter of 2021 of $70.52 per Bbl, settling at $84.65 per Bbl, which was a significant increase as compared to $38.56 per Bbl at October 26, 2020.
Natural gas prices were also higher in the third quarter of 2021, as compared to the third quarter of 2020. For the three months ended September 30, 2021, natural gas prices averaged $4.32 per MMBtu, ranging from a low of $3.60 per MMBtu in early July to a high of $5.87 per MMBtu in late September, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. We realized a weighted average natural gas price of $6.27 per Mcf ($6.05 per Mcf including realized losses from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended September 30, 2021, as compared to $2.27 per Mcf (with no realized gains or losses from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended September 30, 2020. While most of our natural gas production is typically sold at prices established at the beginning of each month by the various markets where we sell our natural gas production, certain volumes of our natural gas production are sold at daily market prices. NGL prices, and especially propane prices, were also strong in the third quarter of 2021, which further contributed to our third quarter weighted average realized natural gas price. At October 26, 2021, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had increased from the average price for the third quarter of 2021 of $4.32 per MMBtu, settling at $5.88 per MMBtu, which was also a significant increase as compared to $3.02 per MMBtu at October 26, 2020.
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
From time to time, we use derivative financial instruments to mitigate our exposure to commodity price risk associated with oil, natural gas and NGL prices. Even so, decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. This, in turn, may affect the liquidity that can be accessed through the borrowing base under the Credit Agreement and through the capital markets. During the first nine months of 2021, we incurred realized losses on our oil derivative contracts of approximately $121.5 million, including $52.8 million in the third quarter of 2021, primarily as a result of oil prices that were above the ceiling prices of certain of our oil costless collar contracts and above the strike price of certain of our oil swap and oil basis swap contracts. We also incurred losses on our natural gas derivative contracts of approximately $4.6 million during the third quarter of 2021 as a result of natural gas prices that were above the ceiling prices of certain of our natural gas costless collar contracts. Should oil and natural gas prices remain at or near their current levels for the remainder of 2021, we would expect to have similar or greater losses during the fourth quarter of 2021, until these derivative contracts have expired. At October 26, 2021, we have derivative contracts in place for approximately 2.0 million Bbl of our anticipated full year 2022 oil production and approximately 8.3 Bcf of our anticipated first quarter 2022 natural gas production.
The prices we receive for oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the WTI oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At September 30, 2021, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and a significant portion of our natural gas production from the Delaware Basin was sold based on Houston Ship Channel pricing, while the remainder of our Delaware Basin natural gas production was sold primarily based on prices established at the Waha hub in far West Texas.
The Midland-Cushing (Oklahoma) oil price differential has been highly volatile in recent years, but began 2020 slightly positive to the WTI oil price and remained positive through much of the first quarter of 2020. With the abrupt decline in oil prices during the first quarter of 2020, however, the Midland-Cushing (Oklahoma) oil price differential experienced significant volatility in April 2020, reaching ($6.00) per Bbl before becoming positive in the second quarter and improving through the rest of 2020 and into 2021. At October 26, 2021, this oil price differential was approximately $0.50 per Bbl. At October 26, 2021, we had derivative contracts in place to mitigate our exposure to this Midland-Cushing (Oklahoma) oil price differential on a portion of our anticipated oil production for the remainder of 2021 and 2022.
Certain volumes of our Delaware Basin natural gas production are exposed to the Waha-Henry Hub basis differential, which has also been highly volatile in recent years, including in April 2019 when natural gas was sold at the Waha hub for negative prices as high as ($7.00) to ($9.00) per MMBtu. In early 2020, the Waha basis differential remained significant at about ($1.20) per MMBtu and continued to deteriorate. Natural gas prices at the Waha hub were negative on certain days in April 2020. The Waha basis differential narrowed during the remainder of the second quarter of 2020. During the third quarter of 2020 and, in particular, at the beginning of October 2020, the Waha basis differential widened significantly again, including several days when natural gas was being sold at the Waha hub for negative prices, due to seasonal pipeline maintenance and other factors that reduced capacity out of the Waha hub. These capacity issues have been largely resolved and the Waha basis differential improved during the remainder of 2020 and throughout the first three quarters of 2021. At October 26, 2021, this natural gas price differential was approximately ($0.30) per Bbl.
A significant portion of our Delaware Basin natural gas production, however, is typically sold at Houston Ship Channel pricing and is not exposed to Waha pricing. During 2020 and most of the first nine months of 2021, we typically realized a premium to natural gas sold at the Waha hub despite higher transportation charges incurred to transport the natural gas to the Gulf Coast. At certain times, we may also sell a portion of our natural gas production to other markets to improve our realized natural gas pricing.
Although the natural gas price differentials have recently at times been positive or close to zero, these price differentials could deteriorate in future periods. Should we experience future periods of negative pricing for natural gas as we have in previous periods, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results. In addition, we have no derivative contracts in place to mitigate our exposure to these natural gas price differentials during the remainder of 2021 or for future periods.
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
At October 26, 2021, we had not experienced material pipeline-related interruptions to our oil, natural gas or NGL production. In certain recent periods, shortages of NGL fractionation capacity were experienced by certain operators in the Delaware Basin. Although we did not encounter such fractionation capacity problems, we can provide no assurances that such problems will not arise. If we do experience any interruptions with takeaway capacity or NGL fractionation, our oil and natural gas revenues, business, financial condition, results of operations and cash flows could be adversely affected.
As a result of the recent increases in oil and natural gas prices, we have begun to experience inflation in the costs of certain oilfield services, including diesel, steel, labor, trucking and completion costs, among others. Should oil and natural gas prices remain at their current levels or increase further, we expect to be subject to additional service cost inflation in future periods, which may increase our costs to drill, complete, equip and operate wells. We budgeted a 10% increase in oilfield service costs for the second half of 2021 in preparing our full-year D/C/E and midstream capital expenditures for 2021. Should we experience service cost inflation above 10% during the fourth quarter of 2021, we may be required to increase our 2021 estimated capital expenditure budget, although we have not done so at October 26, 2021.
Our oil and natural gas exploration, development, production, midstream and related operations are subject to extensive federal, state and local laws, rules and regulations. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these laws, rules and regulations are frequently amended or reinterpreted and new laws, rules and regulations are proposed or promulgated, we are unable to predict the future cost or impact of complying with the laws, rules and regulations to which we are, or will become, subject. For example, although such bills have not passed, in recent years, separate bills have been introduced in the New Mexico legislature proposing to add a surtax on natural gas processors and proposing to place a moratorium on, ban or otherwise restrict hydraulic fracturing, including prohibiting the injection of fresh water in such operations. In 2019, New Mexico’s governor also signed an executive order requiring a regulatory framework to ensure reductions of methane emissions. Following that executive order, the governing New Mexico regulatory bodies and New Mexico legislature have proposed various rules, regulations and bills regarding the reduction of natural gas waste and the control of emissions. In 2021, New Mexico adopted a rule that limits the ability of upstream and midstream operators to flare natural gas (which may cause unplanned shut-ins of our production) and requires upstream and midstream operators to reduce natural gas waste by a fixed amount each year and achieve a 98% natural gas capture rate by the end of 2026. See “Risk Factors—Risks Related to Laws and Regulations” in our Annual Report. These and other laws, rules and regulations, including any federal legislation, regulations or orders intended to limit or restrict oil and natural gas operations on federal lands, if enacted, could have an adverse impact on our business, financial condition, results of operations and cash flows.
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
In addition, certain segments of the investor community have expressed negative sentiment towards investing in the oil and natural gas industry, equity returns in the sector versus other industry sectors in recent years have led to lower oil and natural gas representation in certain key equity market indices and some investors, including certain pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and natural gas sector based on social and environmental considerations.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At September 30, 2021, The Bank of Nova Scotia, BMO Harris Financing (Bank of Montreal), Truist Bank (or affiliates thereof), PNC Bank and the Royal Bank of Canada were the counterparties for all of our derivative instruments. We have considered the credit standing of the counterparties in determining the fair value of our derivative financial instruments. See Note 7 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments. Such information is incorporated herein by reference.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls during the three months ended September 30, 2021 that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2021, the Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
July 1, 2021 to July 31, 2021	616	$33.00	—	—
August 1, 2021 to August 31, 2021	790	$29.25	—	—
September 1, 2021 to September 30, 2021	397	$28.29	—	—
Total	1,803	$30.32	—	—
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

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations - Unaudited, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATADOR RESOURCES COMPANY

Date: October 29, 2021	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: October 29, 2021	By:	/s/ David E. Lancaster
David E. Lancaster
Executive Vice President and Chief Financial Officer