Form 10-Q
period 2022-03-31
Matador Resources Co
filed 2022-04-29
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 26, 2022, there were 118,125,452 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except par value and share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$63,001	$48,135
Restricted cash	57,156	38,785
Accounts receivable
Oil and natural gas revenues	269,499	164,242
Joint interest billings	79,056	48,366
Other	19,089	28,808
Derivative instruments	190	1,971
Lease and well equipment inventory	12,456	12,188
Prepaid expenses and other current assets	35,816	28,810
Total current assets	536,263	371,305
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	6,208,109	6,007,325
Unproved and unevaluated	979,391	964,714
Midstream properties	919,948	900,979
Other property and equipment	30,502	30,123
Less accumulated depletion, depreciation and amortization	(4,142,309)	(4,046,456)
Net property and equipment	3,995,641	3,856,685
Other assets
Other long-term assets	35,424	34,163
Total assets	$4,567,328	$4,262,153
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$33,973	$26,256
Accrued liabilities	221,840	253,283
Royalties payable	102,669	94,359
Amounts due to affiliates	20,497	27,324
Derivative instruments	90,097	16,849
Advances from joint interest owners	16,743	18,074
Income taxes payable	15,409	—
Other current liabilities	36,706	28,692
Total current liabilities	537,934	464,837
Long-term liabilities
Borrowings under Credit Agreement	50,000	100,000
Borrowings under San Mateo Credit Facility	405,000	385,000
Senior unsecured notes payable	1,042,975	1,042,580
Asset retirement obligations	41,265	41,689
Deferred income taxes	135,835	77,938
Other long-term liabilities	16,855	22,721
Total long-term liabilities	1,691,930	1,669,928
Commitments and contingencies (Note 9)
Shareholders’ equity
Common stock - $0.01 par value, 160,000,000 shares authorized; 118,090,652 and 117,861,923 shares issued; and 118,066,432 and 117,850,233 shares outstanding, respectively	1,181	1,179
Additional paid-in capital	2,087,788	2,077,592
Retained earnings (accumulated deficit)	29,940	(171,318)
Treasury stock, at cost, 24,220 and 11,945 shares, respectively	(309)	(243)
Total Matador Resources Company shareholders’ equity	2,118,600	1,907,210
Non-controlling interest in subsidiaries	218,864	220,178
Total shareholders’ equity	2,337,464	2,127,388
Total liabilities and shareholders’ equity	$4,567,328	$4,262,153

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Oil and natural gas revenues	$626,515	$316,233
Third-party midstream services revenues	17,306	15,438
Sales of purchased natural gas	19,339	4,510
Realized loss on derivatives	(22,439)	(25,913)
Unrealized loss on derivatives	(75,029)	(43,423)
Total revenues	565,692	266,845
Expenses
Production taxes, transportation and processing	59,819	34,174
Lease operating	33,955	25,939
Plant and other midstream services operating	19,461	13,663
Purchased natural gas	17,021	2,855
Depletion, depreciation and amortization	95,853	74,863
Accretion of asset retirement obligations	543	500
General and administrative	29,733	22,188
Total expenses	256,385	174,182
Operating income	309,307	92,663
Other income (expense)
Net loss on asset sales and impairment	(198)	—
Interest expense	(16,252)	(19,650)
Other expense	(144)	(675)
Total other expense	(16,594)	(20,325)
Income before income taxes	292,713	72,338
Income tax provision
Current	15,409	—
Deferred	53,119	2,840
Total income tax provision	68,528	2,840
Net income	224,185	69,498
Net income attributable to non-controlling interest in subsidiaries	(17,061)	(8,853)
Net income attributable to Matador Resources Company shareholders	$207,124	$60,645
Earnings per common share
Basic	$1.76	$0.52
Diluted	$1.73	$0.51
Weighted average common shares outstanding
Basic	117,951	116,807
Diluted	119,814	118,669
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three Months Ended March 31, 2022

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2022	117,862	$1,179	$2,077,592	$(171,318)	12	$(243)	$1,907,210	$220,178	$2,127,388
Dividends declared ($0.05 per share)	—	—	—	(5,866)	—	—	(5,866)	—	(5,866)
Issuance of common stock pursuant to employee stock compensation plan	205	2	(11,536)	—	—	—	(11,534)	—	(11,534)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	4,344	—	—	—	4,344	—	4,344
Stock options exercised, net of options forfeited in net share settlements	24	—	(585)	—	—	—	(585)	—	(585)
Restricted stock forfeited	—	—	—	—	12	(66)	(66)	—	(66)
Contribution related to formation of San Mateo, net of tax of $4.8 million (see Note 6)	—	—	17,973	—	—	—	17,973	—	17,973
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(18,375)	(18,375)
Current period net income	—	—	—	207,124	—	—	207,124	17,061	224,185
Balance at March 31, 2022	118,091	$1,181	$2,087,788	$29,940	24	$(309)	$2,118,600	$218,864	$2,337,464

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

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$224,185	$69,498
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized loss on derivatives	75,029	43,423
Depletion, depreciation and amortization	95,853	74,863
Accretion of asset retirement obligations	543	500
Stock-based compensation expense	3,014	855
Deferred income tax provision	53,119	2,840
Amortization of debt issuance cost	943	724
Net loss on asset sales and impairment	198	—
Changes in operating assets and liabilities
Accounts receivable	(125,345)	(39,680)
Lease and well equipment inventory	(78)	112
Prepaid expenses and other current assets	(7,796)	(802)
Other long-term assets	97	19
Accounts payable, accrued liabilities and other current liabilities	(5,668)	8,560
Royalties payable	8,311	5,741
Advances from joint interest owners	(1,331)	2,809
Income taxes payable	15,409	—
Other long-term liabilities	(7,529)	(67)
Net cash provided by operating activities	328,954	169,395
Investing activities
Drilling, completion and equipping capital expenditures	(207,829)	(85,986)
Acquisition of oil and natural gas properties	(43,761)	(6,676)
Midstream capital expenditures	(11,992)	(16,380)
Expenditures for other property and equipment	(225)	(133)
Proceeds from sale of assets	11,911	280
Net cash used in investing activities	(251,896)	(108,895)
Financing activities
Repayments of borrowings under Credit Agreement	(210,000)	(100,000)
Borrowings under Credit Agreement	160,000	—
Repayments of borrowings under San Mateo Credit Facility	(30,000)	(11,000)
Borrowings under San Mateo Credit Facility	50,000	11,000
Dividends paid	(5,866)	(2,913)
Contributions related to formation of San Mateo	22,750	15,376
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(18,375)	(14,210)
Taxes paid related to net share settlement of stock-based compensation	(12,184)	(1,721)
Other	(146)	(158)
Net cash used in financing activities	(43,821)	(103,626)
Increase (decrease) in cash and restricted cash	33,237	(43,126)
Cash and restricted cash at beginning of period	86,920	91,383
Cash and restricted cash at end of period	$120,157	$48,257

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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements, Basis of Presentation, Consolidation and Significant Estimates
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) but do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022 (the “Annual Report”). The Company consolidates certain subsidiaries and joint ventures that are less than wholly-owned and are not involved in oil and natural gas exploration, including San Mateo, and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification, Consolidation (Topic 810). The Company proportionately consolidates certain joint ventures that are less than wholly-owned and are involved in oil and natural gas exploration. All intercompany accounts and transactions have been eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all normal, recurring adjustments that are necessary for a fair presentation of the Company’s interim unaudited condensed consolidated financial statements as of March 31, 2022. Amounts as of December 31, 2021 are derived from the Company’s audited consolidated financial statements included in the Annual Report.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Revenues
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the three months ended March 31, 2022 and 2021 (in thousands).

	Three Months Ended March 31,
	2022	2021
Revenues from contracts with customers	$663,160	$336,181
Realized loss on derivatives	(22,439)	(25,913)
Unrealized loss on derivatives	(75,029)	(43,423)
Total revenues	$565,692	$266,845

	Three Months Ended March 31,
	2022	2021
Oil revenues	$460,122	$213,279
Natural gas revenues	166,393	102,954
Third-party midstream services revenues	17,306	15,438
Sales of purchased natural gas	19,339	4,510
Total revenues from contracts with customers	$663,160	$336,181

Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, the Company is required to perform a ceiling test each quarter that determines a limit, or ceiling, on the capitalized costs of oil and natural gas properties based primarily on the after-tax estimated future net cash flows from oil and natural gas properties using a 10% discount rate and the arithmetic average of first-day-of-the-month oil and natural gas prices for the prior 12-month period. For both the three months ended March 31, 2022 and 2021, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and, as a result, no impairment charge was necessary.
The Company capitalized approximately $13.2 million and $9.5 million of its general and administrative costs and approximately $3.5 million and $0.6 million of its interest expense for the three months ended March 31, 2022 and 2021, respectively.
Earnings Per Common Share
The Company reports basic earnings attributable to Matador shareholders per common share, which excludes the effect of potentially dilutive securities, and diluted earnings attributable to Matador shareholders per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive.
The following table sets forth the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2022 and 2021 (in thousands).

	Three Months Ended March 31,
	2022	2021
Weighted average common shares outstanding
Basic	117,951	116,807
Dilutive effect of options and restricted stock units	1,863	1,862
Diluted weighted average common shares outstanding	119,814	118,669
A total of 1.5 million options to purchase shares of Matador’s common stock were excluded from the diluted weighted average common shares outstanding for the three months ended March 31, 2021, because their effects were anti-dilutive.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 3 — ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2022 (in thousands).

Beginning asset retirement obligations	$41,959
Liabilities incurred during period	817
Liabilities settled during period	(323)
Divestitures during period	(1,449)
Accretion expense	543
Ending asset retirement obligations	41,547
Less: current asset retirement obligations(1)	(282)
Long-term asset retirement obligations	$41,265
 _______________
(1)Included in accrued liabilities in the Company’s interim unaudited condensed consolidated balance sheet at March 31, 2022.
NOTE 4 — DEBT
At March 31, 2022, the Company had (i) $1.05 billion of outstanding senior notes due 2026 (the “Notes”), (ii) $50.0 million in borrowings outstanding under its reserves-based revolving credit facility (the “Credit Agreement”) and (iii) approximately $45.8 million in outstanding letters of credit issued pursuant to the Credit Agreement. Between March 31, 2022 and April 26, 2022, the Company repaid the remaining $50.0 million of borrowings under the Credit Agreement. During the first quarter of 2022, the $7.5 million unsecured U.S. Small Business Administration loan was forgiven under the terms of the loan agreement and recorded as a gain on the extinguishment of debt within “Other expense” on the unaudited condensed consolidated statement of operations.
At March 31, 2022, San Mateo had $405.0 million in borrowings outstanding under its revolving credit facility (the “San Mateo Credit Facility”) and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Between March 31, 2022 and April 26, 2022, San Mateo repaid $30.0 million of borrowings under the San Mateo Credit Facility.
Credit Agreements
MRC Energy Company
The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of the Company’s proved oil and natural gas reserves at December 31 and June 30 of each year, respectively. The Company and the lenders may each request an unscheduled redetermination of the borrowing base once between scheduled redetermination dates. In April 2022, the lenders completed their review of the Company’s proved oil and natural gas reserves, and, as a result, the borrowing base was increased to $2.0 billion, the borrowing commitment was increased to $775.0 million and the maximum facility amount remained $1.5 billion. In addition, the terms of the Credit Agreement were amended to increase the sublimit for issuances of letters of credit under the Credit Agreement from $50 million to $100 million and replace the London Interbank Offered Rate (“LIBOR”) interest rate benchmark with an Adjusted Term SOFR (as defined in the Credit Agreement) interest rate benchmark. After giving effect to the amendment to the Credit Agreement, the applicable interest rate margin for borrowings under the Credit Agreement ranges from 1.75% to 2.75% per annum for borrowings bearing interest with reference to the Adjusted Term SOFR and from 0.75% to 1.75% per annum for borrowings bearing interest with reference to the Alternate Base Rate (as defined in the Credit Agreement), in each case depending on the level of borrowings under the Credit Agreement. In addition, the Adjusted Term SOFR includes a credit spread adjustment of 0.10% per annum for all interest periods. This April 2022 redetermination constituted the regularly scheduled May 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected commitment (subject to compliance with the covenant noted below). The Credit Agreement matures October 31, 2026.
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
UNAUDITED — CONTINUED

NOTE 4 — DEBT — Continued
EBITDA ratio, which is defined as debt outstanding (net of up to $75.0 million of cash or cash equivalents), divided by a rolling four quarter EBITDA calculation, of 3.5 to 1.0 or less. The Company believes that it was in compliance with the terms of the Credit Agreement at March 31, 2022.
San Mateo Midstream, LLC
The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility matures December 19, 2023 and lender commitments under the revolving credit facility were $450.0 million at March 31, 2022 (subject to San Mateo’s compliance with the covenants noted below). The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments to up to $700.0 million.
The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.0 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense, of 2.5 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. The Company believes that San Mateo was in compliance with the terms of the San Mateo Credit Facility at March 31, 2022.
Senior Unsecured Notes
At March 31, 2022, the Company had $1.05 billion of outstanding Notes, which have a 5.875% coupon rate. The Notes mature September 15, 2026, and interest is payable on the Notes semi-annually in arrears on each March 15 and September 15. The Notes are guaranteed on a senior unsecured basis by certain subsidiaries of the Company.
NOTE 5 — INCOME TAXES
The Company recorded a current income tax provision of $15.4 million and a deferred income tax provision of $53.1 million for the three months ended March 31, 2022. The Company’s effective income tax rate of 25% for the three months ended March 31, 2022 differed from the U.S. federal statutory rate due primarily to permanent differences between book and tax income and state taxes, primarily in New Mexico.
The Company recorded an income tax provision of $2.8 million for the three months ended March 31, 2021, which resulted in an effective tax rate of 4%. The effective tax rate differed from amounts computed by applying the U.S. federal statutory rate to the pre-tax income due primarily to recording a net deferred tax liability for state taxes, primarily in New Mexico, and continuing to recognize a valuation allowance against our U.S. federal net deferred tax assets. As a result of the full-cost ceiling impairments recorded in 2020, the Company recognized a valuation allowance against its net deferred tax assets for the year ended December 31, 2020. Due to a variety of factors, including the Company’s significant net income during 2021, the Company’s federal valuation allowance was reversed as of September 30, 2021 as the deferred tax assets were determined to be more likely than not to be utilized.
NOTE 6 — EQUITY
Stock-based Compensation
During the three months ended March 31, 2022, the Company granted awards to certain of its employees of 222,938 service-based restricted stock units to be settled in cash, which are liability instruments, and 230,251 performance-based stock units and 205,156 service-based shares of restricted stock, which are equity instruments. The performance-based stock units vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year period ending December 31, 2024, as compared to a designated peer group. The service-based restricted stock and restricted stock units vest over a three-year period. The fair value of these awards was approximately $31.4 million on the grant date.
Common Stock Dividend
During the three months ended March 31, 2022, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.05 per share of common stock. The dividend, which totaled $5.9 million, was paid on March 14, 2022. In April 2022, the Board declared a quarterly cash dividend of $0.05 per share of common stock payable on June 3, 2022 to shareholders of record as of May 18, 2022.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 6 — EQUITY — Continued
San Mateo Distributions and Contributions
During the three months ended March 31, 2022 and 2021, San Mateo distributed $19.1 million and $14.8 million, respectively, to the Company and $18.4 million and $14.2 million, respectively, to a subsidiary of Five Point Energy LLC (“Five Point”), the Company’s joint venture partner in San Mateo. During the three months ended March 31, 2022 and 2021, there were no contributions to San Mateo by either the Company or Five Point.
Performance Incentives
Five Point paid to the Company $22.8 million and $15.4 million in performance incentives during the three months ended March 31, 2022 and 2021, respectively. These performance incentives are recorded when received, net of the $4.8 million deferred tax impact to Matador for the three months ended March 31, 2022, in “Additional paid-in capital” in the Company’s interim unaudited condensed consolidated balance sheets. These performance incentives for the three months ended March 31, 2022 and 2021 are also denoted as “Contributions related to formation of San Mateo” under “Financing activities” in the Company’s interim unaudited condensed consolidated statements of cash flows and changes in shareholders’ equity.
NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS
At March 31, 2022, the Company had various costless collar and swap contracts open and in place to mitigate its exposure to oil and natural gas price volatility, each with a specific term (calculation period), notional quantity (volume hedged) and price floor and ceiling for the collars and fixed price for the swaps. At March 31, 2022, each contract was set to expire at varying times during 2022. The Company had no open contracts associated with natural gas liquids (“NGL”) prices at March 31, 2022.
The following is a summary of the Company’s open costless collar contracts for oil and natural gas at March 31, 2022.

Commodity	Calculation Period	Notional Quantity (Bbl or MMBtu)	Weighted Average Price Floor ($/Bbl or $/MMBtu)	Weighted Average Price Ceiling ($/Bbl or $/MMBtu)	Fair Value of Asset (Liability) (thousands)
Oil	04/01/2022 - 12/31/2022	8,100,000	$65.22	$110.49	$(59,752)
Natural Gas	04/01/2022 - 12/31/2022	42,000,000	$3.13	$5.73	(30,181)
Total open costless collar contracts					$(89,933)
The following is a summary of the Company’s open basis swap contracts for oil at March 31, 2022.

Commodity	Calculation Period	Notional Quantity (Bbl)	Fixed Price ($/Bbl)	Fair Value of Asset (Liability) (thousands)
Oil Basis	04/01/2022 - 12/31/2022	4,140,000	$0.95	$26
Total open basis swap contracts				$26

At March 31, 2022, the aggregate liability value for the Company’s open derivative financial instruments was $89.9 million.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the interim unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the condensed consolidated balance sheets	Net amounts presented in the condensed consolidated balance sheets
March 31, 2022
Current assets	$245,400	$(245,210)	$190
Current liabilities	(335,307)	245,210	(90,097)
Total	$(89,907)	$—	$(89,907)
December 31, 2021
Current assets	$215,145	$(213,174)	$1,971
Current liabilities	(230,023)	213,174	(16,849)
Total	$(14,878)	$—	$(14,878)
The following table summarizes the location and aggregate gain (loss) of all derivative financial instruments recorded in the interim unaudited condensed consolidated statements of operations for the periods presented (in thousands).

		Three Months Ended March 31,
Type of Instrument	Location in Condensed Consolidated Statement of Operations	2022	2021
Derivative Instrument
Oil	Revenues: Realized loss on derivatives	$(18,166)	$(26,075)
Natural Gas	Revenues: Realized (loss) gain on derivatives	(4,273)	162
Realized loss on derivatives		(22,439)	(25,913)
Oil	Revenues: Unrealized loss on derivatives	(44,999)	(39,269)
Natural Gas	Revenues: Unrealized loss on derivatives	(30,030)	(4,154)
Unrealized loss on derivatives		(75,029)	(43,423)
Total		$(97,468)	$(69,336)
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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of March 31, 2022 and December 31, 2021 (in thousands).

	Fair Value Measurements at March 31, 2022 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$(59,726)	$—	$(59,726)
Natural gas derivatives	—	(30,181)	—	(30,181)
Contingent consideration related to business combination	—	—	(16,029)	(16,029)
Total	$—	$(89,907)	$(16,029)	$(105,936)

	Fair Value Measurements at December 31, 2021 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$(14,727)	$—	$(14,727)
Natural gas derivatives	—	(151)	—	(151)
Contingent consideration related to business combination	—	—	(8,203)	(8,203)
Total	$—	$(14,878)	$(8,203)	$(23,081)

Additional disclosures related to derivative financial instruments are provided in Note 7.
Other Fair Value Measurements
At March 31, 2022 and December 31, 2021, the carrying values reported on the interim unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners, income taxes payable and other current liabilities approximated their fair values due to their short-term maturities.
At March 31, 2022 and December 31, 2021, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
At March 31, 2022 and December 31, 2021, the fair value of the Notes was $1.07 billion and $1.08 billion, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 9 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Produced Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and produced water from certain portions of its acreage for transportation, gathering, processing, fractionation, sales and disposal. The Company paid approximately $11.0 million and $12.6 million for deliveries under these agreements during the three months ended March 31, 2022 and 2021, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at March 31, 2022, the total deficiencies required to be paid by the Company under these agreements would be approximately $552.1 million.
San Mateo Commitments
The Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks and Wolf asset areas and acreage in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and the Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, the Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements (collectively with the transportation, gathering and produced water disposal agreements, the “Operational Agreements”). San Mateo provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The remaining minimum contractual obligation under the Operational Agreements at March 31, 2022 was approximately $351.7 million.
Legal Proceedings
The Company is a party to several legal proceedings encountered in the ordinary course of its business. While the ultimate outcome and impact on the Company cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
NOTE 10 — SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at March 31, 2022 and December 31, 2021 (in thousands).

	March 31, 2022	December 31, 2021
Accrued evaluated and unproved and unevaluated property costs	$114,931	$128,598
Accrued midstream properties costs	14,897	7,799
Accrued lease operating expenses	34,681	32,182
Accrued interest on debt	2,764	18,232
Accrued asset retirement obligations	282	270
Accrued partners’ share of joint interest charges	28,810	17,460
Accrued payable related to purchased natural gas	6,473	11,284
Other	19,002	37,458
Total accrued liabilities	$221,840	$253,283

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 10 — SUPPLEMENTAL DISCLOSURES — Continued
Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the three months ended March 31, 2022 and 2021 (in thousands).

	Three Months Ended March 31,
	2022	2021
Cash paid for interest expense, net of amounts capitalized	$31,650	$35,085
(Decrease) increase in asset retirement obligations related to mineral properties	$(955)	$105
(Decrease) increase in liabilities for drilling, completion and equipping capital expenditures	$(10,969)	$40,067
(Decrease) increase in liabilities for acquisition of oil and natural gas properties	$(2,689)	$2,031
Increase (decrease) in liabilities for midstream properties capital expenditures	$7,098	$(6,691)
Stock-based compensation expense recognized as a liability	$13,612	$7,249
Transfer of inventory to oil and natural gas properties	$(190)	$(574)

The following table provides a reconciliation of cash and restricted cash recorded in the interim unaudited condensed consolidated balance sheets to cash and restricted cash as presented on the interim unaudited condensed consolidated statements of cash flows (in thousands).

	Three Months Ended March 31,
	2022	2021
Cash	$63,001	$17,924
Restricted cash	57,156	30,333
Total cash and restricted cash	$120,157	$48,257
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 11 — SEGMENT INFORMATION — Continued

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended March 31, 2022
Oil and natural gas revenues	$624,793	$1,722	$—	$—	$626,515
Midstream services revenues	—	67,391	—	(50,085)	17,306
Sales of purchased natural gas	7,122	12,217	—	—	19,339
Realized loss on derivatives	(22,439)	—	—	—	(22,439)
Unrealized loss on derivatives	(75,029)	—	—	—	(75,029)
Expenses(1)	237,457	42,771	26,242	(50,085)	256,385
Operating income(2)	$296,990	$38,559	$(26,242)	$—	$309,307
Total assets	$3,596,773	$894,560	$75,995	$—	$4,567,328
Capital expenditures(3)	$239,848	$19,081	$225	$—	$259,154
_____________________
(1)Includes depletion, depreciation and amortization expenses of $87.3 million and $8.0 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.6 million.
(2)Includes $17.1 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Includes $41.1 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $9.3 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended March 31, 2021
Oil and natural gas revenues	$314,646	$1,587	$—	$—	$316,233
Midstream services revenues	—	43,909	—	(28,471)	15,438
Sales of purchased natural gas	2,462	2,048	—	—	4,510
Realized loss on derivatives	(25,913)	—	—	—	(25,913)
Unrealized loss on derivatives	(43,423)	—	—	—	(43,423)
Expenses(1)	156,444	26,247	19,962	(28,471)	174,182
Operating income(2)	$91,328	$21,297	$(19,962)	$—	$92,663
Total assets	$2,881,242	$831,239	$26,400	$—	$3,738,881
Capital expenditures(3)	$134,865	$9,773	$133	$—	$144,771
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

NOTE 12 - BUSINESS COMBINATION
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
As consideration for the business combination, the Company paid approximately $161.7 million in cash, subject to certain customary post-closing working capital adjustments, including adjusting for production, revenues, operating expenses and capital expenditures from August 1, 2021 to closing. In addition, the Company will increase the purchase price by $5.0 million for each quarter during 2022 in which the average oil price, as defined in the purchase and sale agreement, is greater than $75.00 per barrel. The Company recorded this contingent consideration at fair value on the date of the business combination and will record the change in the fair value in future periods as “Other expense” in its unaudited condensed consolidated statements of operations. The fair value of the contingent consideration increased $7.8 million between December 31, 2021 and March 31, 2022 to an estimated fair value of $16.0 million as of March 31, 2022. The Company used the Monte Carlo simulation method to measure the fair value of the contingent consideration, which has unobservable inputs and is thus classified at Level 3 in the fair value hierarchy (see Note 8 for discussion of the fair value hierarchy).
The preliminary allocation of the consideration given related to this business combination was as follows (in thousands). The Company anticipates that the allocation of the consideration given should be finalized during 2022 upon determination of the final customary purchase price adjustments.

Consideration given	Allocation
Cash	$161,680
Working capital adjustments	(4,959)
Fair value of contingent consideration at December 14, 2021	6,718
Total consideration given	$163,439

Allocation of purchase price
Oil and natural gas properties
Evaluated	$139,312
Unproved and unevaluated	31,745
Accrued liabilities	(360)
Advances from joint interest owners	(6,865)
Asset retirement obligations	(393)
Net assets acquired	$163,439

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes thereto contained herein and the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report. The Annual Report is accessible on the SEC’s website at www.sec.gov and on our website at www.matadorresources.com. Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with the “Risk Factors” section of the Annual Report and the section entitled “Cautionary Note Regarding Forward-Looking Statements” below for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.
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
First Quarter Highlights
For the three months ended March 31, 2022, our total oil equivalent production was 8.5 million BOE, and our average daily oil equivalent production was 94,000 BOE per day, of which 53,600 Bbl per day, or 57%, was oil and 242.4 MMcf per day, or 43%, was natural gas. Our average daily oil production of 53,600 Bbl per day for the three months ended March 31, 2022 increased 29% year-over-year from 41,500 Bbl per day for the three months ended March 31, 2021. Our average daily natural gas production of 242.4 MMcf per day for the three months ended March 31, 2022 increased 24% year-over-year from 194.7 MMcf per day for the three months ended March 31, 2021.
For the first quarter of 2022, we reported net income attributable to Matador shareholders of $207.1 million, or $1.73 per diluted common share, on a generally accepted accounting principles in the United States (“GAAP”) basis, as compared to net income attributable to Matador shareholders of $60.6 million, or $0.51 per diluted common share, for the first quarter of 2021. For the first quarter of 2022, our Adjusted EBITDA attributable to Matador shareholders (“Adjusted EBITDA”), a non-GAAP financial measure, was $461.8 million, as compared to Adjusted EBITDA of $198.1 million during the first quarter of 2021. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “—Liquidity and Capital Resources—Non-GAAP Financial Measures.” For more information regarding our financial results for the three months ended March 31, 2022, see “—Results of Operations” below.
Operations Update
We began 2022 operating five drilling rigs in the Delaware Basin but contracted a sixth drilling rig during the first quarter to begin development of certain recently acquired assets in the western portion of the Ranger asset area in Lea County, New Mexico. Our 2022 drilling program is expected to focus on operating these six rigs across our various Delaware Basin assets. At April 26, 2022, four of these rigs were operating in the Antelope Ridge asset area, one of these rigs was operating in the Rustler Breaks asset area and the sixth rig was operating on recently acquired acreage in the Ranger asset area in Lea County, New Mexico. We expect to operate this sixth drilling rig in the Ranger asset area for the remainder of 2022. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors.
We turned to sales a total of 38 gross (26.4 net) wells in the Delaware Basin during the first quarter of 2022, including 26 gross (24.2 net) operated wells and 12 gross (2.2 net) non-operated wells. During the first quarter of 2022, we turned to sales 11 gross (11.0 net) operated wells in the Stateline asset area: four were Wolfcamp B completions, five were Third Bone Spring Carbonate completions and two were First Bone Spring completions. On the Rodney Robinson leasehold in the western portion of the Antelope Ridge asset area, we turned to sales nine gross (8.1 net) operated wells: three were First Bone Spring completions, two were Second Bone Spring completions, three were Avalon completions and one was a Third Bone Spring completion. We also turned to sales one gross (0.9 net) operated well elsewhere in the Antelope Ridge asset area, three gross (2.8 net) operated wells in the Wolf asset area and two gross (1.4 net) operated wells in the Ranger asset area, all of which were Second Bone Spring completions. We also participated in five gross (1.4 net) non-operated wells turned to sales in the Rustler Breaks asset area, four gross (0.8 net) non-operated wells in the Ranger asset area and three gross (less than 0.1 net) non-operated wells in the Antelope Ridge asset area.
Our average daily oil equivalent production in the Delaware Basin for the first quarter of 2022 was 89,400 BOE per day, consisting of 52,300 Bbl of oil per day and 222.5 MMcf of natural gas per day, a 31% increase from 68,000 BOE per day, consisting of 39,900 Bbl of oil per day and 168.5 MMcf of natural gas per day, in the first quarter of 2021. The Delaware Basin contributed approximately 98% of our daily oil production and approximately 92% of our daily natural gas production in the first quarter of 2022, as compared to approximately 96% of our daily oil production and approximately 87% of our daily natural gas production in the first quarter of 2021.
During the first quarter of 2022, we did not turn to sales any operated wells on our leasehold properties in the Eagle Ford shale play in South Texas or in the Haynesville shale and Cotton Valley plays in Northwest Louisiana, although we did participate in the drilling and completion of six gross (0.4 net) non-operated Haynesville shale wells.
Capital Resources Update
In February 2022, our Board of Directors (the “Board”) declared a quarterly cash dividend of $0.05 per share of common stock, which was paid on March 14, 2022. In April 2022, the Board declared a quarterly cash dividend of $0.05 per share of common stock payable on June 3, 2022 to shareholders of record as of May 18, 2022.
During the first quarter of 2022, we repaid $50.0 million of the borrowings under our fourth amended and restated credit agreement (the “Credit Agreement”). Our outstanding borrowings under our Credit Agreement at March 31, 2022 were $50.0 million. Between March 31, 2022 and April 26, 2022, we repaid the remaining $50.0 million of borrowings under the Credit Agreement.
In April 2022, the lenders under our Credit Agreement, led by Royal Bank of Canada, completed their review of our proved oil and natural gas reserves, and, as a result, the borrowing base was increased to $2.0 billion from $1.35 billion previously, the Company’s elected borrowing commitment increased to $775.0 million from $700.0 million, the maximum facility amount remained $1.5 billion and one additional bank joined our lending group. In addition, the terms of the Credit Agreement were amended to increase the sublimit for issuances of letters of credit under the Credit Agreement from $50 million to $100 million and replace the London Interbank Offered Rate (“LIBOR”) interest rate benchmark with an Adjusted Term SOFR (as defined in the Credit Agreement) interest rate benchmark. After giving effect to the amendment to the Credit Agreement, the applicable interest rate margin for borrowings under the Credit Agreement ranges from 1.75% to 2.75% per annum for borrowings bearing interest with reference to the Adjusted Term SOFR and from 0.75% to 1.75% per annum for borrowings bearing interest with reference to the Alternate Base Rate (as defined in the Credit Agreement), in each case depending on the level of borrowings under the Credit Agreement. In addition, the Adjusted Term SOFR includes a credit spread adjustment of 0.10% per annum for all interest periods. This April 2022 redetermination constituted the regularly scheduled May 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected borrowing commitment.
Critical Accounting Policies
There have been no changes to our critical accounting policies and estimates from those set forth in the Annual Report.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our financial statements.
Results of Operations
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Operating Data
Revenues (in thousands)(1)
Oil	$460,122	$213,279
Natural gas	166,393	102,954
Total oil and natural gas revenues	626,515	316,233
Third-party midstream services revenues	17,306	15,438
Sales of purchased natural gas	19,339	4,510
Realized loss on derivatives	(22,439)	(25,913)
Unrealized loss on derivatives	(75,029)	(43,423)
Total revenues	$565,692	$266,845
Net Production Volumes(1)
Oil (MBbl)(2)	4,820	3,738
Natural gas (Bcf)(3)	21.8	17.5
Total oil equivalent (MBOE)(4)	8,457	6,658
Average daily production (BOE/d)(5)	93,969	73,983
Average Sales Prices
Oil, without realized derivatives (per Bbl)	$95.45	$57.05
Oil, with realized derivatives (per Bbl)	$91.68	$50.08
Natural gas, without realized derivatives (per Mcf)	$7.63	$5.88
Natural gas, with realized derivatives (per Mcf)	$7.43	$5.89
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
Three Months Ended March 31, 2022 as Compared to Three Months Ended March 31, 2021
Oil and natural gas revenues. Our oil and natural gas revenues increased $310.3 million, or 98%, to $626.5 million for the three months ended March 31, 2022, as compared to $316.2 million for the three months ended March 31, 2021. Our oil revenues increased $246.8 million, or 116%, to $460.1 million for the three months ended March 31, 2022, as compared to $213.3 million for the three months ended March 31, 2021. This increase in oil revenues resulted from a 67% increase in the weighted average oil price realized for the three months ended March 31, 2022 to $95.45 per Bbl, as compared to $57.05 per Bbl for the three months ended March 31, 2021, and from a 29% increase in our oil production to 4.8 million Bbl for the three months ended March 31, 2022, as compared to 3.7 million Bbl for the three months ended March 31, 2021. Our natural gas revenues increased $63.4 million, or 62%, to $166.4 million for the three months ended March 31, 2022, as compared to $103.0 million for the three months ended March 31, 2021. The increase in natural gas revenues resulted from a 30% increase in the weighted average natural gas price realized for the three months ended March 31, 2022 to $7.63 per Mcf, as compared to a weighted average natural gas price of $5.88 per Mcf realized for the three months ended March 31, 2021, and from a 25% increase in our natural gas production to 21.8 Bcf for the three months ended March 31, 2022, as compared to 17.5 Bcf for the three months ended March 31, 2021.
Third-party midstream services revenues. Our third-party midstream services revenues increased $1.9 million, or 12%, to $17.3 million for the three months ended March 31, 2022, as compared to $15.4 million for the three months ended March 31, 2021. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to an increase in our third-party natural gas gathering, transportation and processing revenues to $7.7 million for the three months ended March 31, 2022, as compared to $6.8 million for the three months ended March 31, 2021, and an increase in our third-party salt water disposal revenues to $7.8 million for the three months ended March 31, 2022, as compared to $6.5 million for the three months ended March 31, 2021.
Sales of purchased natural gas. Our sales of purchased natural gas increased $14.8 million, over four-fold, to $19.3 million for the three months ended March 31, 2022, as compared to $4.5 million for the three months ended March 31, 2021. This increase was the result of both an increase in purchased natural gas volumes sold and the natural gas price realized during the three months ended March 31, 2022. Sales of purchased natural gas reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at San Mateo’s cryogenic natural gas processing plant in Eddy County, New Mexico (the “Black River Processing Plant”) and subsequently sell the residue gas and natural gas liquids (“NGL”) to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our interim unaudited condensed consolidated statements of operations.
Realized loss on derivatives. Our realized net loss on derivatives was $22.4 million for the three months ended March 31, 2022, as compared to a realized net loss of $25.9 million for the three months ended March 31, 2021. We realized a net loss of $18.2 million related to our oil costless collar and oil and oil basis swap contracts for the three months ended March 31, 2022, resulting primarily from oil prices that were above the ceiling prices of certain of our oil costless collar contracts and above the strike prices of certain of our oil and oil basis swap contracts. We realized a net loss of $4.3 million related to our natural gas costless collar contracts for the three months ended March 31, 2022, resulting primarily from natural gas prices that were above the ceiling prices of certain of our natural gas costless collar contracts. We realized an average loss on our oil derivatives of approximately $3.77 per Bbl produced during the three months ended March 31, 2022, as compared to an average loss of approximately $6.97 per Bbl produced during the three months ended March 31, 2021. We realized an average loss on our natural gas derivatives of approximately $0.20 per Mcf produced during the three months ended March 31, 2022, as compared to an average gain on our natural gas derivatives of approximately $0.01 per Mcf produced during the three months ended March 31, 2021.
Unrealized loss on derivatives. Our unrealized net loss on derivatives was $75.0 million for the three months ended March 31, 2022, as compared to an unrealized net loss of $43.4 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, the aggregate net fair value of our open oil and natural gas derivative contracts decreased to a net liability of $89.9 million from a net liability of $14.9 million at December 31, 2021, resulting in an unrealized loss on derivatives of $75.0 million for the three months ended March 31, 2022. During the three months ended March 31, 2021, the aggregate net fair value of our open oil and natural gas derivative contracts decreased to a net liability of $79.3 million from a net liability of $35.9 million at December 31, 2020, resulting in an unrealized loss on derivatives of $43.4 million for the three months ended March 31, 2021.

Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Three Months Ended March 31,
(In thousands, except expenses per BOE)	2022	2021
Expenses
Production taxes, transportation and processing	$59,819	$34,174
Lease operating	33,955	25,939
Plant and other midstream services operating	19,461	13,663
Purchased natural gas	17,021	2,855
Depletion, depreciation and amortization	95,853	74,863
Accretion of asset retirement obligations	543	500
General and administrative	29,733	22,188
Total expenses	256,385	174,182
Operating income	309,307	92,663
Other expense
Net loss on asset sales and impairment	(198)	—
Interest expense	(16,252)	(19,650)
Other expense	(144)	(675)
Total other expense	(16,594)	(20,325)
Income before income taxes	292,713	72,338
Income tax provision
Current	15,409	—
Deferred	53,119	2,840
Total income tax provision	68,528	2,840
Net income	224,185	69,498
Net income attributable to non-controlling interest in subsidiaries	(17,061)	(8,853)
Net income attributable to Matador Resources Company shareholders	$207,124	$60,645
Expenses per BOE
Production taxes, transportation and processing	$7.07	$5.13
Lease operating	$4.01	$3.90
Plant and other midstream services operating	$2.30	$2.05
Depletion, depreciation and amortization	$11.33	$11.24
General and administrative	$3.52	$3.33
Three Months Ended March 31, 2022 as Compared to Three Months Ended March 31, 2021
Production taxes, transportation and processing. Our production taxes and transportation and processing expenses increased $25.6 million, or 75%, to $59.8 million for the three months ended March 31, 2022, as compared to $34.2 million for the three months ended March 31, 2021. On a unit-of-production basis, our production taxes and transportation and processing expenses increased 38% to $7.07 per BOE for the three months ended March 31, 2022, as compared to $5.13 per BOE for the three months ended March 31, 2021. These increases were attributable to a $25.0 million increase in production taxes to $48.7 million for the three months ended March 31, 2022, as compared to $23.7 million for the three months ended March 31, 2021, primarily due to the significant increase in the weighted average oil and natural gas prices realized between the two periods.
Lease operating. Our lease operating expenses increased $8.0 million, or 31%, to $34.0 million for the three months ended March 31, 2022, as compared to $25.9 million for the three months ended March 31, 2021. Our lease operating expenses on a unit-of-production basis increased 3% to $4.01 per BOE for the three months ended March 31, 2022, as compared to $3.90 per BOE for the three months ended March 31, 2021. These increases were primarily attributable to increases in expenses associated with servicing an increased number of operated and non-operated wells and additional workovers for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $5.8 million, or 42%, to $19.5 million for the three months ended March 31, 2022, as compared to $13.7 million for the three months ended March 31, 2021. This increase was primarily attributable to increased Company and third-party volumes, which caused (i) increased expenses associated with our commercial produced water disposal operations of $10.0 million for the three months ended March 31, 2022, as compared to $7.7 million for the three months ended March 31, 2021, (ii) increased expenses associated with our pipeline operations of $5.6 million for the three months ended March 31, 2022, as compared to $3.2 million for the three months ended March 31, 2021, and (iii) increased expenses associated with operating the Black River Processing Plant of $3.8 million for the three months ended March 31, 2022, as compared to $2.7 million for the three months ended March 31, 2021.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $21.0 million, or 28%, to $95.9 million for the three months ended March 31, 2022, as compared to $74.9 million for the three months ended March 31, 2021, primarily as a result of the 27% increase in our total oil equivalent production for the three months ended March 31, 2022, as compared to March 31, 2021. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 1% to $11.33 per BOE for the three months ended March 31, 2022, as compared to $11.24 per BOE for the three months ended March 31, 2021.
General and administrative. Our general and administrative expenses increased $7.5 million, or 34%, to $29.7 million for the three months ended March 31, 2022, as compared to $22.2 million for the three months ended March 31, 2021. Our general and administrative expenses increased 6% on a unit-of-production basis to $3.52 per BOE for the three months ended March 31, 2022, as compared to $3.33 per BOE for the three months ended March 31, 2021. These increases were primarily attributable to an increase in employee stock-based compensation expense primarily associated with our cash-settled stock awards, the values of which are remeasured at each reporting period. The share price of our common stock increased by 43% from $36.92 at December 31, 2021 to $52.98 at March 31, 2022.
Interest expense. For the three months ended March 31, 2022, we incurred total interest expense of $19.8 million. We capitalized $3.5 million of our interest expense on certain qualifying projects for the three months ended March 31, 2022 and expensed the remaining $16.3 million to operations. For the three months ended March 31, 2021, we incurred total interest expense of $20.2 million. We capitalized $0.6 million of our interest expense on certain qualifying projects for the three months ended March 31, 2021 and expensed the remaining $19.7 million to operations.
Income tax provision. As a result of the full-cost ceiling impairments recorded during 2020, we recognized a valuation allowance against our federal net deferred tax assets as of September 30, 2020. We recorded an income tax provision of $2.8 million for the three months ended March 31, 2021. Our income tax provision differed from amounts computed by applying the U.S. federal statutory rate to the pre-tax income due to recording the net deferred tax liability for state taxes, primarily in New Mexico, and continuing to recognize a valuation allowance against our U.S. federal net deferred tax assets. Due to a variety of factors, including our significant net income during 2021, our federal valuation allowance was reversed in 2021. Our current income tax provision was $15.4 million and our deferred income tax provision was $53.1 million for the three months ended March 31, 2022. Our effective tax rate of 25% for the three months ended March 31, 2022 differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico.
Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue to be during the remainder of 2022 and for the foreseeable future, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. Excluding any possible significant acquisitions, we expect to fund our capital expenditures for the remainder of 2022 primarily through a combination of cash on hand, operating cash flows and performance incentives paid to us by a subsidiary of Five Point Energy LLC, our joint venture partner in San Mateo, in connection with San Mateo. If capital expenditures were to exceed our operating cash flows during the remainder of 2022, we expect to fund any such excess capital expenditures through borrowings under the Credit Agreement or San Mateo’s revolving credit facility (the “San Mateo Credit Facility”) (assuming availability under such facilities) or through other capital sources, including borrowings under additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to generate operating cash flows and access outside sources of capital.
At March 31, 2022, we had cash totaling $63.0 million and restricted cash totaling $57.2 million, which was primarily associated with San Mateo. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries. During the first quarter of 2022, we repaid $50.0 million in borrowings under the Credit Agreement. Between March 31, 2022 and April 26, 2022, we repaid the remaining $50.0 million of borrowings under the Credit Agreement, leaving no outstanding borrowings under the Credit Agreement. During the first quarter of 2022, we borrowed $20.0 million under the San Mateo Credit Facility. Between March 31, 2022 and April 26, 2022, we repaid $30.0 million of borrowings under the San Mateo Credit Facility.
In February 2022, the Board declared a quarterly cash dividend of $0.05 per share of common stock, which was paid on March 14, 2022. In April 2022, the Board declared a quarterly cash dividend of $0.05 per share of common stock payable on June 3, 2022 to shareholders of record as of May 18, 2022.
At March 31, 2022, we had (i) $1.05 billion of outstanding 5.875% senior notes due September 2026 (the “Notes”), (ii) $50.0 million in borrowings outstanding under the Credit Agreement and (iii) approximately $45.8 million in outstanding letters of credit issued pursuant to the Credit Agreement. During the first quarter of 2022, the $7.5 million unsecured U.S. Small Business Administration loan was forgiven under the terms of the loan agreement.
In April 2022, the lenders under our Credit Agreement completed their review of our proved oil and natural gas reserves, and, as a result, the borrowing base was increased to $2.0 billion from $1.35 billion, the borrowing commitment was increased to $775.0 million from $700.0 million and the maximum facility amount remained $1.5 billion. In addition, the terms of the Credit Agreement were amended to increase the sublimit for issuances of letters of credit under the Credit Agreement from $50 million to $100 million and replace the LIBOR interest rate benchmark with an Adjusted Term SOFR interest rate benchmark. After giving effect to the amendment to the Credit Agreement, the applicable interest rate margin for borrowings under the Credit Agreement ranges from 1.75% to 2.75% per annum for borrowings bearing interest with reference to the Adjusted Term SOFR and from 0.75% to 1.75% per annum for borrowings bearing interest with reference to the Alternate Base Rate, in each case depending on the level of borrowings under the Credit Agreement. In addition, the Adjusted Term SOFR includes a credit spread adjustment of 0.10% per annum for all interest periods. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected commitment (subject to compliance with the covenant noted below). The Credit Agreement matures in October 2026.
The Credit Agreement requires the Company to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities under the Credit Agreement, of not less than 1.0 to 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $75.0 million of cash or cash equivalents), divided by a rolling four quarter EBITDA calculation, of 3.5 to 1.0 or less. We believe that we were in compliance with the terms of the Credit Agreement at March 31, 2022.
At March 31, 2022, San Mateo had $405.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures December 19, 2023 and the lender commitments under that facility are $450 million (subject to San Mateo’s compliance with the covenants noted below). The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments to up to $700.0 million. The San Mateo Credit Facility is guaranteed by San Mateo’s subsidiaries, secured by substantially all of San Mateo’s assets, including real property, and is non-recourse with respect to Matador and its wholly-owned subsidiaries.
The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.0 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.5 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. We believe that San Mateo was in compliance with the terms of the San Mateo Credit Facility at March 31, 2022.
During the first quarter of 2022, the oil and natural gas industry experienced continued improvement in commodity prices as compared to the same period in 2021, primarily resulting from (i) improvements in oil demand as the impact from COVID-19 has subsided, (ii) actions taken by the Organization of Petroleum Exporting Countries, Russia and certain other oil-exporting countries (“OPEC+”) to moderate the worldwide supply of oil and (iii) changes in supply and demand dynamics, particularly with respect to instability in Russia and Ukraine. As a result, West Texas Intermediate (“WTI”) oil prices have increased from $75.21 per barrel at December 31, 2021 to as high as $123.70 per barrel in early March 2022, based upon the WTI oil futures contract price for earliest delivery date. Prices for natural gas were also much higher during the first quarter of 2022 as compared to 2021, increasing from $3.73 per MMBtu at December 31, 2021 to as high as $6.27 in late January 2022, based upon the NYMEX Henry Hub natural gas futures contract price for earliest delivery date. While oil and natural gas prices have improved significantly in 2022, the general outlook for the oil and natural gas industry for the remainder of the year remains unclear, and we can provide no assurances that commodity prices will remain at current levels. In fact, commodity prices may decline from their current levels. The economic disruptions associated with COVID-19 and the conflict between Russia and Ukraine and the volatility in oil and natural gas prices have also impacted our ability to access the capital markets on reasonably similar terms as were available prior to 2020.
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures for the remainder of 2022. We began 2022 operating five contracted drilling rigs in the Delaware Basin and, in February 2022, we added a sixth drilling rig. We currently plan to operate six drilling rigs in the Delaware Basin throughout the remainder of 2022. Our 2022 estimated capital expenditure budget consists of $640.0 to $710.0 million for drilling, completing and equipping wells (“D/C/E capital expenditures”) and $50.0 to $60.0 million for midstream capital expenditures, which primarily reflects our proportionate share of San Mateo’s estimated 2022 capital expenditures. Substantially all of these 2022 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities in the Delaware Basin, with the exception of amounts allocated to limited operations in our South Texas and Haynesville shale positions to maintain and extend leases and to participate in certain non-operated well opportunities. Our 2022 Delaware Basin operated drilling program is expected to continue to focus on the continued development of our various asset areas throughout the Delaware Basin, with a continued emphasis on drilling and completing a higher percentage of longer horizontal wells in 2022, including 90% with anticipated completed lateral lengths of two miles or greater. We have built significant optionality into our drilling program, which should generally allow us to increase or decrease the number of rigs we operate as necessary based on changing commodity prices and other factors.
We may divest portions of our non-core assets, particularly in the Eagle Ford shale in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana, as well as consider monetizing other assets, such as certain acreage, mineral and royalty interests and midstream assets, as value-creating opportunities arise. In addition, we intend to continue evaluating the opportunistic acquisition of acreage, mineral and royalty interests and midstream assets, principally in the Delaware Basin, during the remainder of 2022. These monetizations, divestitures and capital expenditures are opportunity-specific, and purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these monetizations, divestitures and capital expenditures with any degree of certainty; therefore, we have not provided estimated proceeds related to monetizations or divestitures or estimated capital expenditures related to acquiring acreage, mineral and royalty interests and midstream assets for 2022.
Our 2022 capital expenditures may be adjusted as business conditions warrant, and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated or non-operated wells, our drilling results, the actual costs and scope of our midstream activities, the ability of our joint venture partners to meet their capital obligations, other opportunities that may become available to us and our ability to obtain capital. When oil or natural gas prices decline, or costs increase significantly, we have the flexibility to defer a significant portion of our capital expenditures until later periods to conserve cash or to focus on projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling, completion and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in our exploration and development activities, contractual obligations, drilling plans for properties we do not operate and other factors both within and outside our control.
Exploration and development activities are subject to a number of risks and uncertainties, which could cause these activities to be less successful than we anticipate. A significant portion of our anticipated cash flows from operations for the remainder of 2022 is expected to come from producing wells and development activities on currently proved properties in the Wolfcamp and Bone Spring plays in the Delaware Basin, the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana. Our existing wells may not produce at the levels we are forecasting and our exploration and development activities in these areas may not be as successful as we anticipate. Additionally, our anticipated cash flows from operations are based upon current expectations of oil and natural gas prices for the remainder of 2022 and the hedges we currently have in place. For further discussion of our expectations of such commodity prices, see “—General Outlook and Trends” below. We use commodity derivative financial instruments at times to mitigate our exposure to fluctuations in oil, natural gas and NGL prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices. See

Note 7 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments.
Our unaudited cash flows for the three months ended March 31, 2022 and 2021 are presented below:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash provided by operating activities	$328,954	$169,395
Net cash used in investing activities	(251,896)	(108,895)
Net cash used in financing activities	(43,821)	(103,626)
Net change in cash and restricted cash	$33,237	$(43,126)
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$461,843	$198,115
__________________
(1)Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “—Non-GAAP Financial Measures” below.
Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased $159.6 million to $329.0 million for the three months ended March 31, 2022 from $169.4 million for the three months ended March 31, 2021. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased $260.2 million to $452.9 million for the three months ended March 31, 2022 from $192.7 million for the three months ended March 31, 2021, primarily attributable to significantly higher realized oil and natural gas prices and higher oil and natural gas production for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Changes in our operating assets and liabilities between the two periods resulted in a net decrease of approximately $100.6 million in net cash provided by operating activities for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased $143.0 million to $251.9 million for the three months ended March 31, 2022 from $108.9 million for the three months ended March 31, 2021. This increase in net cash used in investing activities was primarily due to an increase of $121.8 million in D/C/E capital expenditures and an increase of $37.1 million in expenditures related to acquisition of oil and natural gas properties for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Cash used for D/C/E capital expenditures and for the acquisition of oil and natural gas properties for the three months ended March 31, 2022 and 2021 was primarily attributable to our operated and non-operated drilling and completion activities in the Delaware Basin.
Cash Flows Used in Financing Activities
Net cash used in financing activities decreased $59.8 million to $43.8 million for the three months ended March 31, 2022 from $103.6 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, our primary uses of cash related to financing activities were for the net repayment of $50.0 million in borrowings under our Credit Agreement. These payments were partially offset by net borrowings under the San Mateo Credit Facility of $20.0 million. During the three months ended March 31, 2021, our primary use of cash related to financing activities was for the repayment of $100.0 million in borrowings under our Credit Agreement.
See Note 4 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our debt, including the Credit Agreement, the San Mateo Credit Facility and the Notes.
Guarantor Financial Information
The Notes are jointly and severally guaranteed by certain subsidiaries of Matador (the “Guarantor Subsidiaries”) on a full and unconditional basis (except for customary release provisions). At March 31, 2022, the Guarantor Subsidiaries were 100% owned by Matador. Matador is a parent holding company and has no independent assets or operations, and there are no significant restrictions on the ability of Matador to obtain funds from the Guarantor Subsidiaries by dividend or loan. San Mateo and its subsidiaries are not guarantors of the Notes.

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

(In thousands)	March 31, 2022
Summarized Balance Sheet
Assets
Current assets	$449,942
Net property and equipment	$3,184,954
Other long-term assets	$50,171
Liabilities
Current liabilities	$520,240
Long-term debt	$1,092,975
Other long-term liabilities	$189,547

Three Months Ended
(In thousands)	March 31, 2022
Summarized Statement of Operations
Revenues	$534,492
Expenses	261,248
Operating income	273,244
Other expense	(14,577)
Income tax provision	(68,528)
Net income	$190,139

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

	Three Months Ended March 31,
(In thousands)	2022	2021
Unaudited Adjusted EBITDA Reconciliation to Net Income
Net income attributable to Matador Resources Company shareholders	$207,124	$60,645
Net income attributable to non-controlling interest in subsidiaries	17,061	8,853
Net income	224,185	69,498
Interest expense	16,252	19,650
Total income tax provision	68,528	2,840
Depletion, depreciation and amortization	95,853	74,863
Accretion of asset retirement obligations	543	500
Unrealized loss on derivatives	75,029	43,423
Non-cash stock-based compensation expense	3,014	855
Net loss on asset sales and impairment	198	—
Expense related to contingent consideration and other	356	—
Consolidated Adjusted EBITDA	483,958	211,629
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(22,115)	(13,514)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$461,843	$198,115

	Three Months Ended March 31,
(In thousands)	2022	2021
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$328,954	$169,395
Net change in operating assets and liabilities	123,930	23,308
Interest expense, net of non-cash portion	15,309	18,926
Current income tax provision	15,409	—
Expense related to contingent consideration and other	356	—
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(22,115)	(13,514)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$461,843	$198,115
For the three months ended March 31, 2022, net income attributable to Matador shareholders increased $146.5 million to $207.1 million, as compared to net income attributable to Matador shareholders of $60.6 million for the three months ended March 31, 2021. The increase in net income attributable to Matador shareholders primarily resulted from higher oil and natural gas production and higher realized oil and natural gas prices for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This change was partially offset by a higher unrealized loss on derivatives of $75.0 million for the three months ended March 31, 2022, as compared to $43.4 million for the three months ended March 31, 2021, and an increase in the total income tax provision to $68.5 million for the three months ended March 31, 2022, as compared to $2.8 million for the three months ended March 31, 2021.
Adjusted EBITDA, a non-GAAP financial measure, increased $263.7 million to $461.8 million for the three months ended March 31, 2022, as compared to $198.1 million for the three months ended March 31, 2021. This increase is primarily attributable to higher oil and natural gas production and higher realized oil and natural gas prices for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2022, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) firm gathering, transportation, processing, fractionation, sales and disposal commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 9 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.
Obligations and Commitments
We had the following material contractual obligations and commitments at March 31, 2022.

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations
Borrowings, including letters of credit(1)	$509,782	$—	$414,000	$95,782	$—
Senior unsecured notes(2)	1,050,000	—	—	1,050,000	—
Office leases	17,468	4,163	8,564	4,741	—
Non-operated drilling and other capital commitments(3)	47,256	27,456	19,800	—	—
Drilling rig contracts(4)	9,761	9,761	—	—	—
Asset retirement obligations(5)	41,547	282	4,302	1,748	35,215
Transportation, gathering, processing and disposal agreements with non-affiliates(6)	552,143	67,038	134,800	132,865	217,440
Transportation, gathering, processing and disposal agreements with San Mateo(7)	351,691	61,485	182,740	107,466	—
Total contractual cash obligations	$2,579,648	$170,185	$764,206	$1,392,602	$252,655
__________________
(1)The amounts included in the table above represent principal maturities only. At March 31, 2022, we had $50.0 million in borrowings outstanding under the Credit Agreement and approximately $45.8 million in outstanding letters of credit issued pursuant to the Credit Agreement. The Credit Agreement matures in October 2026. At March 31, 2022, San Mateo had $405.0 million of borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures in December 2023. Assuming the amounts outstanding and interest rates of 2.2% and 2.5%, respectively, for the Credit Agreement and the San Mateo Credit Facility at March 31, 2022, the interest expense for such facilities is expected to be approximately $1.1 million and $10.1 million, respectively, each year until maturity.
(2)The amounts included in the table above represent principal maturities only. Interest expense on the $1.05 billion of Notes that were outstanding as of March 31, 2022 is expected to be approximately $61.7 million each year until maturity.
(3)At March 31, 2022, we had outstanding commitments to drill and complete and to participate in the drilling and completion of various operated and non-operated wells.
(4)We do not own or operate our own drilling rigs, but instead we enter into contracts with third parties for such drilling rigs.
(5)The amounts included in the table above represent discounted cash flow estimates for future asset retirement obligations at March 31, 2022.
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
(7)We dedicated to San Mateo our current and certain future leasehold interests in the Rustler Breaks and Wolf asset areas and acreage in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, we dedicated to San Mateo our current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements. See Note 9 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information about these contractual commitments.
General Outlook and Trends
Our business success and financial results are dependent on many factors beyond our control, such as economic, political and regulatory developments, as well as competition from other sources of energy. Commodity price volatility, in particular, is a significant risk to our business, cash flows and results of operations. Commodity prices are affected by changes in market supply and demand, which are impacted by overall economic activity, the conflict between Russia and Ukraine as well as political instability in China and the Middle East, the actions of OPEC+, the ongoing impact of COVID-19, weather, pipeline capacity constraints, inventory storage levels, oil and natural gas price differentials and other factors.
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
For the three months ended March 31, 2022, oil prices averaged $95.01 per Bbl, ranging from a low of $76.08 per Bbl in early January to a high of $123.70 per Bbl in early March, based upon the WTI oil futures contract price for the earliest delivery date. We realized a weighted average oil price of $95.45 per Bbl ($91.68 per Bbl including realized losses from oil derivatives) for our oil production for the three months ended March 31, 2022, as compared to $57.05 per Bbl ($50.08 per Bbl including realized losses from oil derivatives) for our oil production for the three months ended March 31, 2021. At April 26, 2022, the WTI oil futures contract for the earliest delivery date had increased from the average price for the first quarter of 2022 of $95.01 per Bbl, settling at $101.70 per Bbl, which was a significant increase as compared to $61.91 per Bbl at April 26, 2021.
Natural gas prices were also higher in the first quarter of 2022, as compared to the first quarter of 2021. For the three months ended March 31, 2022, natural gas prices averaged $4.59 per MMBtu, ranging from a low of $3.72 per MMBtu in early January to a high of $6.27 per MMBtu in late January, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. We realized a weighted average natural gas price of $7.63 per Mcf ($7.43 per Mcf including realized losses from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended March 31, 2022, as compared to $5.88 per Mcf ($5.89 per Mcf including realized gains from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended March 31, 2021. Certain volumes of our natural gas production are sold at prices established at the beginning of each month by the various markets where we sell our natural gas production, and certain volumes of our natural gas production are sold at daily market prices. NGL prices, and especially propane prices, were also strong in the first quarter of 2022, which further contributed to our first quarter weighted average realized natural gas price. At April 26, 2022, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had increased from the average price for the first quarter of 2022 of $4.59 per MMBtu, settling at $6.85 per MMBtu, which was also a significant increase as compared to $2.79 per MMBtu at April 26, 2021.
From time to time, we use derivative financial instruments to mitigate our exposure to commodity price risk associated with oil, natural gas and NGL prices. Even so, decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. This, in turn, may affect the liquidity that can be accessed through the borrowing base under the Credit Agreement and through the capital markets. During the first three months of 2022, we incurred realized losses on our oil derivative contracts of approximately $18.2 million, primarily as a result of oil prices that were above the ceiling prices of certain of our oil costless collar contracts and above the strike price of certain of our oil basis swap contracts. We also incurred losses on our natural gas derivative contracts of approximately $4.3 million during the first quarter of 2022 as a result of natural gas prices that were above the ceiling prices of certain of our natural gas costless collar contracts. At April 26, 2022, adjusted for derivative contracts entered into between March 1 and April 26, 2022, we have derivative contracts in place for approximately 8.1 million Bbl of our anticipated oil production for the second through fourth quarters of 2022 and approximately 48.4 Bcf of our anticipated natural gas production for the second through fourth quarters of 2022 and 2.4 Bcf of our anticipated natural gas production for the first quarter of 2023.
The prices we receive for oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the WTI oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At March 31, 2022, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and a significant portion of our natural gas production from the Delaware Basin was sold based on Houston Ship Channel pricing, while the remainder of our Delaware Basin natural gas production was sold primarily based on prices established at the Waha hub in far West Texas.
The Midland-Cushing (Oklahoma) oil price differential has been highly volatile in recent years. At April 26, 2022, this oil price differential was positive at approximately +$0.80 per Bbl. At April 26, 2022, we had derivative contracts in place to mitigate our exposure to this Midland-Cushing (Oklahoma) oil price differential on a portion of our anticipated full year 2022 oil production.
Certain volumes of our Delaware Basin natural gas production are exposed to the Waha-Henry Hub basis differential, which has also been highly volatile in recent years. In early 2022, concerns about natural gas pipeline takeaway capacity out of the Delaware Basin, particularly beginning in the latter half of 2022 and into 2023, began to increase. As a result, the Waha basis differential began to widen, and, at April 26, 2022, this natural gas price differential was approximately ($1.30) per MMBtu. A significant portion of our Delaware Basin natural gas production, however, is sold at Houston Ship Channel pricing and is not exposed to Waha pricing. During 2021 and through the first quarter of 2022, we typically realized a premium to natural gas sold at the Waha hub despite higher transportation charges incurred to transport the natural gas to the Gulf Coast. At certain times, we may also sell a portion of our natural gas production into other markets to improve our realized natural gas pricing. Further, approximately 8% of our reported natural gas production for the three months ended March 31, 2022 was attributable to the Haynesville and Eagle Ford shale plays, which are not exposed to Waha pricing. In addition, as a two-stream reporter, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
At April 26, 2022, we had not experienced material pipeline-related interruptions to our oil, natural gas or NGL production. In certain recent periods, shortages of NGL fractionation capacity were experienced by certain operators in the Delaware Basin. Although we did not encounter such fractionation capacity problems, we can provide no assurances that such problems will not arise. If we do experience any interruptions with takeaway capacity or NGL fractionation, our oil and natural gas revenues, business, financial condition, results of operations and cash flows could be adversely affected. Should we experience future periods of negative pricing for natural gas as we have in previous periods, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results. In addition, we have no derivative contracts in place to mitigate our exposure to these natural gas price differentials in 2022.
As a result of the recent increases in oil and natural gas prices, we have begun to experience inflation in the costs of certain oilfield services, including diesel, steel, labor, trucking, sand, personnel and completion costs, among others. Should oil and natural gas prices remain at their current levels or increase further, we expect to be subject to additional service cost inflation in future periods, which may increase our costs to drill, complete, equip and operate wells. We budgeted a 10 to 15% increase in oilfield service costs, as compared to the fourth quarter of 2021, in preparing our full-year D/C/E and midstream capital expenditures for 2022. Should we experience service cost inflation above 10 to 15% during the remainder of 2022, we may be required to increase our 2022 estimated capital expenditure budget. Further, during the the remainder of 2022, supply chain disruptions being experienced throughout the United States and global economy and in the oil and natural gas industry may limit our ability to procure the necessary products and services we need for drilling, completing and producing wells in a timely fashion, which could result in delays to our operations and could, in turn, adversely affect our business, financial condition, results of operations and cash flows.
In addition, should oil and natural gas prices remain at their current levels throughout the remainder of 2022, we expect to exhaust our federal or state net operating loss carryforwards and become subject to federal and state income taxes in future periods. At April 26, 2022, given our current projections, we expect to pay federal income taxes and state income taxes in New Mexico beginning in 2022, as reflected by our current income tax provision of $15.4 million for the three months ended March 31, 2022.
Our oil and natural gas exploration, development, production, midstream and related operations are subject to extensive federal, state and local laws, rules and regulations. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these laws, rules and regulations are frequently amended or reinterpreted and new laws, rules and regulations are proposed or promulgated, we are unable to predict the future cost or impact of complying with the laws, rules and regulations to which we are, or will become, subject. For example, although such bills have not passed, in recent years, various bills have been introduced in the New Mexico legislature proposing to add a surtax on natural gas processors and proposing to place a moratorium on, ban or otherwise restrict hydraulic fracturing, including prohibiting the injection of fresh water in such operations. In 2019, New Mexico’s governor signed an executive order declaring that New Mexico would support the goals of the Paris Agreement by joining the U.S. Climate Alliance, a bipartisan coalition of governors committed to reducing greenhouse gas emissions consistent with the goals of the Paris Agreement. The stated objective of the executive order is to achieve a statewide reduction in greenhouse gas emissions of at least 45% by 2030 as compared to 2005 levels. The executive order also requires New Mexico regulatory agencies to create an

“enforceable regulatory framework” to ensure methane emission reductions. In 2021, the New Mexico Oil Conservation Division (the “NMOCD”) implemented rules regarding the reduction of natural gas waste and the control of emissions that, among other items, require upstream and midstream operators to reduce natural gas waste by a fixed amount each year and achieve a 98% natural gas capture rate by the end of 2026. The New Mexico Environment Department (the “NMED”) has proposed similar rules and regulations. These and other laws, rules and regulations, including any federal legislation, regulations or orders intended to limit or restrict oil and natural gas operations on federal lands, if enacted, could have an adverse impact on our business, financial condition, results of operations and cash flows.
In January 2021, President Biden signed an executive order instructing the Department of the Interior to pause new oil and natural gas leases on public lands pending completion of a comprehensive review and consideration of federal oil and natural gas permitting and leasing practices, which has lapsed at March 31, 2022. In 2019, 2020 and 2021, an environmental group filed three lawsuits in federal district courts in New Mexico and the District of Columbia challenging certain Bureau of Land Management (“BLM”) lease sales, including lease sales in which we purchased leases in New Mexico. In 2021, ten states, led by the State of Louisiana, filed a lawsuit in federal district court in Louisiana against President Biden and various other federal government officials and agencies challenging an executive order directing the federal government to utilize certain calculations of the “social cost” of carbon and other greenhouse gases in its decision making. The BLM has, at times, indicated that the lease sale litigation and the social cost of carbon litigation may delay lease sales and the approval of drilling permits. The impact of federal actions and lawsuits related to the oil and natural gas industry remains unclear, and should other limitations or prohibitions be imposed or continue to be applied, our operations on federal lands could be adversely impacted. Such limitations or prohibitions would almost certainly impact our 2022 and future drilling and completion plans and could materially impact our production volumes, revenues, reserves, cash flows and availability under our Credit Agreement. See “Risk Factors—Risks Related to Laws and Regulations” in the Annual Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Except as set forth below, there have been no material changes to the sources and effects of our market risk since December 31, 2021, which are disclosed in Part II, Item 7A of the Annual Report and incorporated herein by reference.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At March 31, 2022, The Bank of Nova Scotia, BMO Harris Financing (Bank of Montreal), PNC Bank, Royal Bank of Canada and Truist Bank (or affiliates thereof) were the counterparties for all of our derivative instruments. We have considered the credit standing of the counterparties in determining the fair value of our derivative financial instruments. See Note 7 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments. Such information is incorporated herein by reference.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls during the three months ended March 31, 2022 that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2022, the Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
January 1, 2022 to January 31, 2022	297	$45.32	—	—
February 1, 2022 to February 28, 2022	—	$—	—	—
March 1, 2022 to March 31, 2022	991	$53.31	—	—
Total	1,288	$51.46	—	—
_________________
(1)The shares were not re-acquired pursuant to any repurchase plan or program. The Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Item 5. Other Information
On April 25, 2022, the Company entered into a First Amendment to Fourth Amended and Restated Credit Agreement (the “Amendment”), which amends the Credit Agreement to, among other things: (i) increase the borrowing base from $1.35 billion to $2.0 billion; (ii) increase the borrowing commitment from $700 million to $775 million; (iii) increase the sublimit for issuances of letters of credit under the Credit Agreement from $50 million to $100 million; and (iv) replace the LIBOR interest rate benchmark with an Adjusted Term SOFR interest rate benchmark.
This April 2022 redetermination of the borrowing base pursuant to the Amendment constituted the regularly scheduled May 1 redetermination. After giving effect to the Amendment, the applicable interest rate margin for borrowings under the Credit Agreement ranges from 1.75% to 2.75% per annum for borrowings bearing interest with reference to the Adjusted Term SOFR and from 0.75% to 1.75% per annum for borrowings bearing interest with reference to the Alternate Base Rate, in each case depending on the level of borrowings under the Credit Agreement. In addition, the Adjusted Term SOFR includes a credit spread adjustment of 0.10% per annum for all interest periods.
The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is included in this Quarterly Report as Exhibit 10.1 and is incorporated herein by reference.

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

10.1
First Amendment to Fourth Amended and Restated Credit Agreement dated as of April 25, 2022, by and among MRC Energy Company, as Borrower, the lending entities from time to time parties thereto as Lenders, and Royal Bank of Canada, as Administrative Agent (filed herewith).

10.2†	Advisor Agreement between MRC Energy Company and Matthew V. Hairford, effective March 31, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 4, 2022).

10.3†	Advisor Agreement between MRC Energy Company and David E. Lancaster, effective March 31, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 4, 2022).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations - Unaudited, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATADOR RESOURCES COMPANY

Date: April 29, 2022	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: April 29, 2022	By:	/s/ Michael D. Frenzel
Michael D. Frenzel
Executive Vice President and Treasurer (Principal Financial Officer)