Form 10-Q
period 2022-06-30
Matador Resources Co
filed 2022-07-29
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 26, 2022, there were 118,118,082 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except par value and share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$230,394	$48,135
Restricted cash	51,889	38,785
Accounts receivable
Oil and natural gas revenues	328,758	164,242
Joint interest billings	102,646	48,366
Other	26,965	28,808
Derivative instruments	3,861	1,971
Lease and well equipment inventory	13,179	12,188
Prepaid expenses and other current assets	43,235	28,810
Total current assets	800,927	371,305
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	6,352,486	6,007,325
Unproved and unevaluated	971,185	964,714
Midstream properties	1,011,017	900,979
Other property and equipment	30,871	30,123
Less accumulated depletion, depreciation and amortization	(4,261,984)	(4,046,456)
Net property and equipment	4,103,575	3,856,685
Other assets
Other long-term assets	59,374	34,163
Total assets	$4,963,876	$4,262,153
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$39,526	$26,256
Accrued liabilities	226,306	253,283
Royalties payable	150,898	94,359
Amounts due to affiliates	15,476	27,324
Derivative instruments	63,338	16,849
Advances from joint interest owners	18,931	18,074
Income taxes payable	38,170	—
Other current liabilities	56,494	28,692
Total current liabilities	609,139	464,837
Long-term liabilities
Borrowings under Credit Agreement	—	100,000
Borrowings under San Mateo Credit Facility	420,000	385,000
Senior unsecured notes payable	900,261	1,042,580
Asset retirement obligations	38,392	41,689
Deferred income taxes	235,534	77,938
Other long-term liabilities	18,499	22,721
Total long-term liabilities	1,612,686	1,669,928
Commitments and contingencies (Note 9)
Shareholders’ equity
Common stock - $0.01 par value, 160,000,000 shares authorized; 118,201,399 and 117,861,923 shares issued; and 118,130,068 and 117,850,233 shares outstanding, respectively	1,182	1,179
Additional paid-in capital	2,090,564	2,077,592
Retained earnings (accumulated deficit)	439,780	(171,318)
Treasury stock, at cost, 71,331 and 11,945 shares, respectively	(2,356)	(243)
Total Matador Resources Company shareholders’ equity	2,529,170	1,907,210
Non-controlling interest in subsidiaries	212,881	220,178
Total shareholders’ equity	2,742,051	2,127,388
Total liabilities and shareholders’ equity	$4,963,876	$4,262,153

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Oil and natural gas revenues	$892,769	$412,074	$1,519,284	$728,307
Third-party midstream services revenues	21,886	19,850	39,192	35,288
Sales of purchased natural gas	60,008	10,918	79,347	15,428
Realized loss on derivatives	(61,163)	(42,611)	(83,602)	(68,524)
Unrealized gain (loss) on derivatives	30,430	(42,804)	(44,599)	(86,227)
Total revenues	943,930	357,427	1,509,622	624,272
Expenses
Production taxes, transportation and processing	85,658	43,843	145,477	78,017
Lease operating	39,857	28,752	73,812	54,691
Plant and other midstream services operating	22,014	13,746	41,475	27,409
Purchased natural gas	56,440	9,628	73,461	12,483
Depletion, depreciation and amortization	120,024	91,444	215,877	166,307
Accretion of asset retirement obligations	517	511	1,060	1,011
General and administrative	24,431	24,397	54,164	46,585
Total expenses	348,941	212,321	605,326	386,503
Operating income	594,989	145,106	904,296	237,769
Other income (expense)
Net loss on asset sales and impairment	—	—	(198)	—
Interest expense	(18,492)	(17,940)	(34,744)	(37,590)
Other (expense) income	(4,342)	14	(4,486)	(661)
Total other expense	(22,834)	(17,926)	(39,428)	(38,251)
Income before income taxes	572,155	127,180	864,868	199,518
Income tax provision
Current	36,261	—	51,670	—
Deferred	99,699	5,349	152,818	8,189
Total income tax provision	135,960	5,349	204,488	8,189
Net income	436,195	121,831	660,380	191,329
Net income attributable to non-controlling interest in subsidiaries	(20,477)	(15,926)	(37,538)	(24,779)
Net income attributable to Matador Resources Company shareholders	$415,718	$105,905	$622,842	$166,550
Earnings per common share
Basic	$3.52	$0.91	$5.28	$1.43
Diluted	$3.47	$0.89	$5.20	$1.40
Weighted average common shares outstanding
Basic	118,103	116,801	118,027	116,804
Diluted	119,903	118,993	119,857	118,617
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Six Months Ended June 30, 2022

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2022	117,862	$1,179	$2,077,592	$(171,318)	12	$(243)	$1,907,210	$220,178	$2,127,388
Dividends declared ($0.05 per share)	—	—	—	(5,866)	—	—	(5,866)	—	(5,866)
Issuance of common stock pursuant to employee stock compensation plan	205	2	(11,536)	—	—	—	(11,534)	—	(11,534)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	4,344	—	—	—	4,344	—	4,344
Stock options exercised, net of options forfeited in net share settlements	24	—	(585)	—	—	—	(585)	—	(585)
Restricted stock forfeited	—	—	—	—	12	(66)	(66)	—	(66)
Contribution related to formation of San Mateo, net of tax of $4.8 million (see Note 6)	—	—	17,973	—	—	—	17,973	—	17,973
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(18,375)	(18,375)
Current period net income	—	—	—	207,124	—	—	207,124	17,061	224,185
Balance at March 31, 2022	118,091	$1,181	$2,087,788	$29,940	24	$(309)	$2,118,600	$218,864	$2,337,464
Dividends declared ($0.05 per share)	—	—	—	(5,878)	—	—	(5,878)	—	(5,878)
Issuance of common stock pursuant to employee stock compensation plan	10	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	25	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	5,383	—	—	—	5,383	—	5,383
Stock options exercised, net of options forfeited in net share settlements	75	1	(2,607)	—	—	—	(2,606)	—	(2,606)
Restricted stock forfeited	—	—	—	—	47	(2,047)	(2,047)	—	(2,047)
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(26,460)	(26,460)
Current period net income	—	—	—	415,718	—	—	415,718	20,477	436,195
Balance at June 30, 2022	118,201	$1,182	$2,090,564	$439,780	71	$(2,356)	$2,529,170	$212,881	$2,742,051

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

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$660,380	$191,329
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized loss on derivatives	44,599	86,227
Depletion, depreciation and amortization	215,877	166,307
Accretion of asset retirement obligations	1,060	1,011
Stock-based compensation expense	7,077	2,650
Deferred income tax provision	152,818	8,189
Amortization of debt issuance cost and other debt-related costs	1,206	1,655
Net loss on asset sales and impairment	198	—
Changes in operating assets and liabilities
Accounts receivable	(211,023)	(78,900)
Lease and well equipment inventory	(829)	(437)
Prepaid expenses and other current assets	(14,717)	(4,483)
Other long-term assets	227	91
Accounts payable, accrued liabilities and other current liabilities	30,492	34,345
Royalties payable	56,539	16,207
Advances from joint interest owners	857	2,017
Income taxes payable	38,170	—
Other long-term liabilities	(7,675)	1,387
Net cash provided by operating activities	975,256	427,595
Investing activities
Drilling, completion and equipping capital expenditures	(389,893)	(210,725)
Acquisition of oil and natural gas properties	(73,114)	(15,356)
Midstream capital expenditures	(28,310)	(25,092)
Acquisition of midstream assets	(75,816)	—
Expenditures for other property and equipment	(283)	(245)
Proceeds from sale of assets	46,412	296
Net cash used in investing activities	(521,004)	(251,122)
Financing activities
Purchase of senior unsecured notes	(142,404)	—
Repayments of borrowings under Credit Agreement	(300,000)	(240,000)
Borrowings under Credit Agreement	200,000	40,000
Repayments of borrowings under San Mateo Credit Facility	(70,000)	(34,000)
Borrowings under San Mateo Credit Facility	105,000	52,500
Cost to amend credit facilities	(506)	(830)
Dividends paid	(11,744)	(5,826)
Contributions related to formation of San Mateo	22,750	31,626
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(44,835)	(28,910)
Taxes paid related to net share settlement of stock-based compensation	(16,852)	(2,884)
Other	(298)	(324)
Net cash used in financing activities	(258,889)	(188,648)
Increase (decrease) in cash and restricted cash	195,363	(12,175)
Cash and restricted cash at beginning of period	86,920	91,383
Cash and restricted cash at end of period	$282,283	$79,208

Supplemental disclosures of cash flow information (Note 10)

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED
NOTE 1 — NATURE OF OPERATIONS
Matador Resources Company, a Texas corporation (“Matador” and, collectively with its subsidiaries, the “Company”), is an independent energy company engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States, with an emphasis on oil and natural gas shale and other unconventional plays. The Company’s current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. Additionally, the Company conducts midstream operations in support of the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements, Basis of Presentation, Consolidation and Significant Estimates
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) but do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022 (the “Annual Report”). The Company consolidates certain subsidiaries and joint ventures that are less than wholly-owned and are not involved in oil and natural gas exploration, including its midstream joint venture, San Mateo Midstream, LLC (collectively with its subsidiaries, “San Mateo”), and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification, Consolidation (Topic 810). The Company proportionately consolidates certain joint ventures that are less than wholly-owned and are involved in oil and natural gas exploration. All intercompany accounts and transactions have been eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all normal, recurring adjustments that are necessary for a fair presentation of the Company’s interim unaudited condensed consolidated financial statements as of June 30, 2022. Amounts as of December 31, 2021 are derived from the Company’s audited consolidated financial statements included in the Annual Report.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Revenues
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the three and six months ended June 30, 2022 and 2021 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues from contracts with customers	$974,663	$442,842	$1,637,823	$779,023
Realized loss on derivatives	(61,163)	(42,611)	(83,602)	(68,524)
Unrealized gain (loss) on derivatives	30,430	(42,804)	(44,599)	(86,227)
Total revenues	$943,930	$357,427	$1,509,622	$624,272

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Oil revenues	$650,233	$315,114	$1,110,355	$528,393
Natural gas revenues	242,536	96,960	408,929	199,914
Third-party midstream services revenues	21,886	19,850	39,192	35,288
Sales of purchased natural gas	60,008	10,918	79,347	15,428
Total revenues from contracts with customers	$974,663	$442,842	$1,637,823	$779,023

Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, the Company is required to perform a ceiling test each quarter that determines a limit, or ceiling, on the capitalized costs of oil and natural gas properties based primarily on the after-tax estimated future net cash flows from oil and natural gas properties using a 10% discount rate and the arithmetic average of first-day-of-the-month oil and natural gas prices for the prior 12-month period. For both the three and six months ended June 30, 2022, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and, as a result, no impairment charge was necessary.
The Company capitalized approximately $10.4 million and $9.2 million of its general and administrative costs and approximately $0.8 million and $1.9 million of its interest expense for the three months ended June 30, 2022 and 2021, respectively. The Company capitalized approximately $23.6 million and $18.7 million of its general and administrative costs and approximately $4.4 million and $2.5 million of its interest expense for the six months ended June 30, 2022 and 2021, respectively.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The following table sets forth the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2022 and 2021 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average common shares outstanding
Basic	118,103	116,801	118,027	116,804
Dilutive effect of options and restricted stock units	1,800	2,192	1,830	1,813
Diluted weighted average common shares outstanding	119,903	118,993	119,857	118,617
A total of 0.5 million and 1.5 million options to purchase shares of Matador’s common stock were excluded from the diluted weighted average common shares outstanding for the three and six months ended June 30, 2021, respectively, because their effects were anti-dilutive.
NOTE 3 — ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations for the six months ended June 30, 2022 (in thousands).

Beginning asset retirement obligations	$41,959
Liabilities incurred during period	1,291
Liabilities settled during period	(1,168)
Divestitures during period	(4,302)
Accretion expense	1,060
Ending asset retirement obligations	38,840
Less: current asset retirement obligations(1)	(448)
Long-term asset retirement obligations	$38,392
 _______________
(1)Included in accrued liabilities in the Company’s interim unaudited condensed consolidated balance sheet at June 30, 2022.
NOTE 4 — DEBT
At June 30, 2022, the Company had (i) $906.0 million of outstanding senior notes due 2026 (the “Notes”), (ii) no borrowings outstanding under its reserves-based revolving credit facility (the “Credit Agreement”) and (iii) approximately $45.6 million in outstanding letters of credit issued pursuant to the Credit Agreement. During the first quarter of 2022, the $7.5 million unsecured U.S. Small Business Administration loan was forgiven under the terms of the loan agreement and recorded as a gain on the extinguishment of debt within “Other expense” on the unaudited condensed consolidated statement of operations. During the second quarter of 2022, the Company repaid the remaining $50.0 million of borrowings under the Credit Agreement and repurchased $144.0 million of its Notes for $142.4 million. Between June 30, 2022 and July 25, 2022, the Company repurchased an additional $14.2 million of its Notes for $13.7 million.
At June 30, 2022, San Mateo had $420.0 million in borrowings outstanding under its revolving credit facility (the “San Mateo Credit Facility”) and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 4 — DEBT — Continued
Facility. Between June 30, 2022 and July 26, 2022, San Mateo repaid $20.0 million of borrowings under the San Mateo Credit Facility.
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
The Credit Agreement requires the Company to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities under the Credit Agreement, of not less than 1.0 to 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $75.0 million of cash or cash equivalents), divided by a rolling four quarter EBITDA calculation, of 3.5 to 1.0 or less. The Company believes that it was in compliance with the terms of the Credit Agreement at June 30, 2022.
San Mateo Midstream, LLC
The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility matures December 19, 2023 and lender commitments under the revolving credit facility were $450.0 million at June 30, 2022 (subject to San Mateo’s compliance with the covenants noted below). The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments to up to $700.0 million.
The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.0 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense, of 2.5 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. The Company believes that San Mateo was in compliance with the terms of the San Mateo Credit Facility at June 30, 2022.
Senior Unsecured Notes
During the three months ended June 30, 2022, the Company repurchased $144.0 million of its Notes for $142.4 million. At June 30, 2022, the Company had $906.0 million of outstanding Notes, which have a 5.875% coupon rate. The Notes mature September 15, 2026, and interest is payable on the Notes semi-annually in arrears on each March 15 and September 15. The Notes are guaranteed on a senior unsecured basis by certain subsidiaries of the Company.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 5 — INCOME TAXES
The Company recorded a current income tax provision of $36.3 million and $51.7 million, respectively, and a deferred income tax provision of $99.7 million and $152.8 million, respectively, for the three and six months ended June 30, 2022. The Company’s effective income tax rate of 25% for both the three and six months ended June 30, 2022 differed from the U.S. federal statutory rate due primarily to permanent differences between book and tax income and state taxes, primarily in New Mexico.
The Company recorded a deferred income tax provision of $5.3 million and $8.2 million, respectively, for the three and six months ended June 30, 2021, which resulted in an effective tax rate of 5% in each period. The effective tax rate differed from amounts computed by applying the U.S. federal statutory rate to the pre-tax income due primarily to recording a net deferred tax liability for state taxes, primarily in New Mexico, and continuing to recognize a valuation allowance against the Company’s U.S. federal net deferred tax assets. As a result of the full-cost ceiling impairments recorded in 2020, the Company recognized a valuation allowance against its net deferred tax assets for the year ended December 31, 2020. Due to a variety of factors, including the Company’s significant net income during 2021, the Company’s federal valuation allowance was reversed as of September 30, 2021 as the deferred tax assets were determined to be more likely than not to be utilized.
NOTE 6 — EQUITY
Stock-based Compensation
During the six months ended June 30, 2022, the Company granted awards to certain of its employees of 226,238 service-based restricted stock units to be settled in cash, which are liability instruments, and 230,251 performance-based stock units and 210,156 service-based shares of restricted stock, which are equity instruments. The performance-based stock units vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year period ending December 31, 2024, as compared to a designated peer group. The service-based restricted stock and restricted stock units vest over a three-year period. The fair value of these awards was approximately $34.3 million on the grant date.
During the three months ended June 30, 2022, the Company’s Board of Directors (the “Board”) adopted and shareholders approved the first amendment to the 2019 Long-Term Incentive Plan, authorizing an additional 3.7 million shares of common stock for issuance to employees, directors, contractors or advisors of the Company.
Employee Stock Purchase Plan
During the three months ended June 30, 2022, the Board adopted and shareholders approved an Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to encourage and enable the Company’s eligible employees to acquire an interest in the Company through the ownership of common stock. A maximum of 4.0 million shares of common stock may be purchased under the ESPP.
Common Stock Dividend
The Board declared a quarterly cash dividend of $0.05 per share of common stock in both the first and second quarters of 2022. The dividend, which totaled $5.9 million in each quarter, was paid on March 14, 2022 and June 3, 2022. In June 2022, the Board amended the Company’s dividend policy to increase the quarterly dividend to $0.10 per share of common stock. In July 2022, the Board declared a quarterly cash dividend of $0.10 per share of common stock payable on September 1, 2022 to shareholders of record as of August 17, 2022.
San Mateo Distributions and Contributions
During the three months ended June 30, 2022 and 2021, San Mateo distributed $27.5 million and $15.3 million, respectively, to the Company and $26.5 million and $14.7 million, respectively, to a subsidiary of Five Point Energy LLC (“Five Point”), the Company’s joint venture partner in San Mateo. During the six months ended June 30, 2022 and 2021, San Mateo distributed $46.7 million and $30.1 million, respectively, to the Company and $44.8 million and $28.9 million, respectively, to Five Point. During the three and six months ended June 30, 2022 and 2021, there were no contributions to San Mateo by either the Company or Five Point.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 6 — EQUITY — Continued
Performance Incentives
No performance incentives were paid by Five Point to the Company during the three months ended June 30, 2022. Five Point paid to the Company $16.3 million in performance incentives during the three months ended June 30, 2021. Five Point paid to the Company $22.8 million and $31.6 million in performance incentives during the six months ended June 30, 2022 and 2021, respectively. These performance incentives are recorded when received, net of the $4.8 million deferred tax impact to Matador for the six months ended June 30, 2022, in “Additional paid-in capital” in the Company’s interim unaudited condensed consolidated balance sheets. These performance incentives for the six months ended June 30, 2022 and 2021 are also denoted as “Contributions related to formation of San Mateo” under “Financing activities” in the Company’s interim unaudited condensed consolidated statements of cash flows and changes in shareholders’ equity.
NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2022, the Company had various costless collar and swap contracts open and in place to mitigate its exposure to oil and natural gas price volatility, each with a specific term (calculation period), notional quantity (volume hedged) and price floor and ceiling for the collars and fixed price for the swaps. At June 30, 2022, each contract was set to expire at varying times during 2022. The Company had no open contracts associated with natural gas liquids (“NGL”) prices at June 30, 2022.
The following is a summary of the Company’s open costless collar contracts for oil and natural gas at June 30, 2022.

Commodity	Calculation Period	Notional Quantity (Bbl or MMBtu)	Weighted Average Price Floor ($/Bbl or $/MMBtu)	Weighted Average Price Ceiling ($/Bbl or $/MMBtu)	Fair Value of Asset (Liability) (thousands)
Oil	07/01/2022 - 12/31/2022	5,400,000	$65.22	$110.49	$(49,428)
Natural Gas	07/01/2022 - 12/31/2022	31,200,000	$3.58	$7.08	(13,640)
Natural Gas	01/01/2023 - 03/31/2023	2,400,000	$6.00	$14.00	3,253
Total open costless collar contracts					$(59,815)
The following is a summary of the Company’s open basis swap contracts for oil at June 30, 2022.

Commodity	Calculation Period	Notional Quantity (Bbl)	Fixed Price ($/Bbl)	Fair Value of Asset (Liability) (thousands)
Oil Basis	07/01/2022 - 12/31/2022	2,760,000	$0.95	$338
Total open basis swap contracts				$338

At June 30, 2022, the aggregate liability value for the Company’s open derivative financial instruments was $59.5 million.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the interim unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the condensed consolidated balance sheets	Net amounts presented in the condensed consolidated balance sheets
June 30, 2022
Current assets	$178,098	$(174,237)	$3,861
Current liabilities	(237,575)	174,237	(63,338)
Total	$(59,477)	$—	$(59,477)
December 31, 2021
Current assets	$215,145	$(213,174)	$1,971
Current liabilities	(230,023)	213,174	(16,849)
Total	$(14,878)	$—	$(14,878)
The following table summarizes the location and aggregate gain (loss) of all derivative financial instruments recorded in the interim unaudited condensed consolidated statements of operations for the periods presented (in thousands).

		Three Months Ended June 30,		Six Months Ended June 30,
Type of Instrument	Location in Condensed Consolidated Statement of Operations	2022	2021	2022	2021
Derivative Instrument
Oil	Revenues: Realized loss on derivatives	$(34,237)	$(42,611)	$(52,403)	$(68,686)
Natural Gas	Revenues: Realized (loss) gain on derivatives	(26,926)	—	(31,199)	162
Realized loss on derivatives		(61,163)	(42,611)	(83,602)	(68,524)
Oil	Revenues: Unrealized gain (loss) on derivatives	10,636	(35,163)	(34,363)	(74,432)
Natural Gas	Revenues: Unrealized gain (loss) on derivatives	19,794	(7,641)	(10,236)	(11,795)
Unrealized gain (loss) on derivatives		30,430	(42,804)	(44,599)	(86,227)
Total		$(30,733)	$(85,415)	$(128,201)	$(154,751)
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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of June 30, 2022 and December 31, 2021 (in thousands).

	Fair Value Measurements at June 30, 2022 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$(49,090)	$—	$(49,090)
Natural gas derivatives	—	(10,387)	—	(10,387)
Contingent consideration related to business combination	—	—	(13,316)	(13,316)
Total	$—	$(59,477)	$(13,316)	$(72,793)

	Fair Value Measurements at December 31, 2021 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$(14,727)	$—	$(14,727)
Natural gas derivatives	—	(151)	—	(151)
Contingent consideration related to business combination	—	—	(8,203)	(8,203)
Total	$—	$(14,878)	$(8,203)	$(23,081)

Additional disclosures related to derivative financial instruments are provided in Note 7.
Other Fair Value Measurements
At June 30, 2022 and December 31, 2021, the carrying values reported on the interim unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners, income taxes payable and other current liabilities approximated their fair values due to their short-term maturities.
At June 30, 2022 and December 31, 2021, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
At June 30, 2022 and December 31, 2021, the fair value of the Notes was $869.9 million and $1.08 billion, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 9 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Produced Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and produced water from certain portions of its acreage for transportation, gathering, processing, fractionation, sales and disposal. The Company paid approximately $12.8 million and $15.1 million for deliveries under these agreements during the three months ended June 30, 2022 and 2021, respectively, and $23.8 million and $27.7 million for deliveries under these agreements during the six months ended June 30, 2022 and 2021, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at June 30, 2022, the total deficiencies required to be paid by the Company under these agreements would be approximately $563.3 million.
San Mateo Commitments
The Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks and Wolf asset areas and acreage in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and the Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, the Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements (collectively with the transportation, gathering and produced water disposal agreements, the “Operational Agreements”). San Mateo provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The remaining minimum contractual obligation under the Operational Agreements at June 30, 2022 was approximately $315.5 million.
Legal Proceedings
The Company is a party to several legal proceedings encountered in the ordinary course of its business. While the ultimate outcome and impact on the Company cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
NOTE 10 — SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at June 30, 2022 and December 31, 2021 (in thousands).

	June 30, 2022	December 31, 2021
Accrued evaluated and unproved and unevaluated property costs	$75,818	$128,598
Accrued midstream properties costs	15,283	7,799
Accrued lease operating expenses	40,241	32,182
Accrued interest on debt	22,075	18,232
Accrued asset retirement obligations	448	270
Accrued partners’ share of joint interest charges	23,184	17,460
Accrued payable related to purchased natural gas	19,694	11,284
Other	29,563	37,458
Total accrued liabilities	$226,306	$253,283

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 10 — SUPPLEMENTAL DISCLOSURES — Continued
Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the six months ended June 30, 2022 and 2021 (in thousands).

	Six Months Ended June 30,
	2022	2021
Cash paid for income taxes	$13,500	$—
Cash paid for interest expense, net of amounts capitalized	$37,254	$37,517
(Decrease) increase in asset retirement obligations related to mineral properties	$(4,094)	$395
(Decrease) increase in liabilities for drilling, completion and equipping capital expenditures	$(50,283)	$16,072
(Decrease) increase in liabilities for acquisition of oil and natural gas properties	$(2,510)	$245
Increase (decrease) in liabilities for midstream properties capital expenditures	$7,226	$(7,634)
Stock-based compensation expense recognized as a liability	$17,521	$15,489
Transfer of inventory to oil and natural gas properties	$(162)	$(636)

The following table provides a reconciliation of cash and restricted cash recorded in the interim unaudited condensed consolidated balance sheets to cash and restricted cash as presented on the interim unaudited condensed consolidated statements of cash flows (in thousands).

	Six Months Ended June 30,
	2022	2021
Cash	$230,394	$44,632
Restricted cash	51,889	34,576
Total cash and restricted cash	$282,283	$79,208

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 11 — SEGMENT INFORMATION
The Company operates in two business segments: (i) exploration and production and (ii) midstream. The exploration and production segment is engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States and is currently focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. The midstream segment conducts midstream operations in support of the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties. The majority of the Company’s midstream operations in the Rustler Breaks, Wolf and Stateline asset areas and the Greater Stebbins Area in the Delaware Basin, which comprise most of the Company’s midstream operations, are conducted through San Mateo. In addition, on June 30, 2022, an indirect wholly-owned subsidiary of the Company acquired a cryogenic gas processing plant, three compressor stations and approximately 45 miles of natural gas gathering pipelines in Lea and Eddy Counties, New Mexico through the acquisition of a wholly-owned subsidiary of Summit Midstream Partners, LP (“Summit”) that was subsequently renamed Pronto Midstream, LLC (“Pronto”). Neither San Mateo or its subsidiaries nor Pronto are guarantors of the Notes.
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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended June 30, 2022
Oil and natural gas revenues	$889,728	$3,041	$—	$—	$892,769
Midstream services revenues	—	75,044	—	(53,158)	21,886
Sales of purchased natural gas	44,532	15,476	—	—	60,008
Realized loss on derivatives	(61,163)	—	—	—	(61,163)
Unrealized loss on derivatives	30,430	—	—	—	30,430
Expenses(1)	332,593	48,726	20,780	(53,158)	348,941
Operating income(2)	$570,934	$44,835	$(20,780)	$—	$594,989
Total assets	$3,740,111	$986,166	$237,599	$—	$4,963,876
Capital expenditures(3)	$172,640	$92,043	$58	$—	$264,741
_____________________
(1)Includes depletion, depreciation and amortization expenses of $111.2 million and $8.3 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.6 million.
(2)Includes $20.5 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Includes $29.6 million attributable to land and seismic acquisition expenditures related to the exploration and production segment, $75.0 million attributable to midstream acquisition expenditures and $8.2 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Six Months Ended June 30, 2022
Oil and natural gas revenues	$1,514,521	$4,763	$—	$—	$1,519,284
Midstream services revenues	—	142,435	—	(103,243)	39,192
Sales of purchased natural gas	51,654	27,693	—	—	79,347
Realized loss on derivatives	(83,602)	—	—	—	(83,602)
Unrealized loss on derivatives	(44,599)	—	—	—	(44,599)
Expenses(1)	570,050	91,497	47,022	(103,243)	605,326
Operating income(2)	$867,924	$83,394	$(47,022)	$—	$904,296
Total assets	$3,740,111	$986,166	$237,599	$—	$4,963,876
Capital expenditures(3)	$412,488	$111,124	$283	$—	$523,895

_____________________
(1)Includes depletion, depreciation and amortization expenses of $198.4 million and $16.3 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $1.2 million.
(2)Includes $37.5 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Includes $70.7 million attributable to land and seismic acquisition expenditures related to the exploration and production segment, $75.0 million in midstream acquisition expenditures and $17.5 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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

NOTE 12 - BUSINESS COMBINATIONS
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
As consideration for the business combination, the Company paid approximately $161.7 million in cash, subject to certain customary post-closing working capital adjustments, including adjusting for production, revenues, operating expenses and capital expenditures from August 1, 2021 to closing. In addition, the Company will increase the purchase price by $5.0 million for each quarter during 2022 in which the average oil price, as defined in the purchase and sale agreement, is greater than $75.00 per barrel. The Company recorded this contingent consideration at fair value on the date of the business combination and will record the change in the fair value in future periods as “Other expense” in its unaudited condensed consolidated statements of operations. The fair value of the contingent consideration increased $10.1 million between December 31, 2021 and June 30, 2022. During the three and six months ended June 30, 2022, the Company paid $5.0 million in cash related to this contingent consideration. The estimated fair value of the remaining payments was $13.3 million as of June 30, 2022. The Company used the Monte Carlo simulation method to measure the fair value of the contingent consideration, which has unobservable inputs and is thus classified at Level 3 in the fair value hierarchy (see Note 8 for discussion of the fair value hierarchy).
The preliminary allocation of the consideration given related to this business combination was as follows (in thousands). The Company anticipates that the allocation of the consideration given should be finalized during 2022 upon determination of the final customary purchase price adjustments.

Consideration given	Allocation
Cash	$161,680
Working capital adjustments	(4,519)
Fair value of contingent consideration at December 14, 2021	6,718
Total consideration given	$163,879

Allocation of purchase price
Oil and natural gas properties
Evaluated	$139,312
Unproved and unevaluated	32,185
Accrued liabilities	(360)
Advances from joint interest owners	(6,865)
Asset retirement obligations	(393)
Net assets acquired	$163,879

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 12 — BUSINESS COMBINATIONS — Continued
On June 30, 2022, the Company acquired a cryogenic gas processing plant, 3 compressor stations and approximately 45 miles of natural gas gathering pipelines in Lea and Eddy Counties, New Mexico through the acquisition of a wholly-owned subsidiary of Summit that was subsequently renamed Pronto. This acquisition was also accounted for as a business combination in accordance with ASC Topic 805. In addition, the Company assumed certain takeaway capacity on a Federal Energy Regulatory Commission regulated natural gas pipeline. As consideration for the business combination, the Company paid approximately $77.8 million in cash, subject to certain customary post-closing adjustments. The pro forma impact of this business combination to revenues and net income for 2022 would not be material to the Company’s 2022 revenues and net income as reported.
The preliminary allocation of the consideration given related to this business combination was as follows (in thousands). The Company anticipates that the allocation of the consideration given should be finalized during 2022 upon determination of the final customary purchase price adjustments.

Consideration given	Allocation
Total cash consideration given	$77,828
Allocation of purchase price
Cash acquired	$2,012
Property, plant & equipment	75,000
Accounts receivable	5,033
Other assets	296
Accrued liabilities	(4,513)
Net assets acquired	$77,828

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
By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: general economic conditions; our ability to execute our business plan, including whether our drilling program is successful; changes in oil, natural gas and natural gas liquids prices and the demand for oil, natural gas and natural gas liquids; our ability to replace reserves and efficiently develop current reserves; the operating results of our midstream business’ oil, natural gas and water gathering and transportation systems, pipelines and facilities, the acquiring of third-party business and the drilling of any additional salt water disposal wells; costs of operations; delays and other difficulties related to producing oil, natural gas and natural gas liquids; delays and other difficulties related to regulatory and governmental approvals and restrictions; impact on our operations due to seismic events; availability of sufficient capital to execute our business plan, including from future cash flows, available borrowing capacity under our revolving credit facilities and otherwise; our ability to make acquisitions on economically acceptable terms; our ability to integrate acquisitions; the operating results of and any potential distributions from our joint ventures; weather and environmental conditions; the impact of the worldwide spread of the novel coronavirus (“COVID-19”) on oil and natural gas demand, oil and natural gas prices and our business; and the other factors discussed below and elsewhere in this Quarterly Report and in other documents that we file with or furnish to the SEC, all of which are difficult to predict. Forward-looking statements may include statements about:
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
•the ability of our midstream business to attract third-party volumes;
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
Second Quarter Highlights
For the three months ended June 30, 2022, our total oil equivalent production was 10.1 million BOE, and our average daily oil equivalent production was 110,750 BOE per day, of which 64,300 Bbl per day, or 58%, was oil and 278.5 MMcf per day, or 42%, was natural gas. Our average daily oil production of 64,300 Bbl per day for the three months ended June 30, 2022 increased 21% year-over-year from 53,400 Bbl per day for the three months ended June 30, 2021. Our average daily natural gas production of 278.5 MMcf per day for the three months ended June 30, 2022 increased 16% year-over-year from 239.1 MMcf per day for the three months ended June 30, 2021.
For the second quarter of 2022, we reported net income attributable to Matador shareholders of $415.7 million, or $3.47 per diluted common share, on a generally accepted accounting principles in the United States (“GAAP”) basis, as compared to net income attributable to Matador shareholders of $105.9 million, or $0.89 per diluted common share, for the second quarter of 2021. For the second quarter of 2022, our Adjusted EBITDA attributable to Matador shareholders (“Adjusted EBITDA”), a non-GAAP financial measure, was $663.8 million, as compared to Adjusted EBITDA of $261.0 million during the second quarter of 2021. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Liquidity and Capital Resources—Non-GAAP Financial Measures.” For more information regarding our financial results for the three months ended June 30, 2022, see “—Results of Operations” below.
For the six months ended June 30, 2022, we reported net income attributable to Matador shareholders of $622.8 million, or $5.20 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $166.6 million, or $1.40 per diluted common share, for the six months ended June 30, 2021. For the six months ended June 30, 2022, our Adjusted EBITDA, a non-GAAP financial measure, was $1.1 billion, as compared to Adjusted EBITDA of $459.1 million during the six months ended June 30, 2021. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Liquidity and Capital Resources—Non-GAAP Financial Measures.” For more information regarding our financial results for the three and three and six months ended June 30, 2022, see “—Results of Operations” below.
On June 30, 2022, we acquired a cryogenic gas processing plant, 3 compressor stations and approximately 45 miles of natural gas gathering pipelines in Lea and Eddy Counties, New Mexico through the acquisition of a wholly-owned subsidiary of Summit Midstream Partners, LP (“Summit”) that was subsequently renamed Pronto Midstream, LLC (“Pronto”). In addition, the Company assumed certain takeaway capacity on a Federal Energy Regulatory Commission regulated natural gas pipeline. As consideration for the business combination, the Company paid approximately $77.8 million in cash, subject to certain customary post-closing adjustments.
Operations Update
We began 2022 operating five drilling rigs in the Delaware Basin but contracted a sixth drilling rig during the first quarter to begin development of certain acquired assets in the western portion of the Ranger asset area in Lea County, New Mexico. We operated six drilling rigs in the Delaware Basin throughout the second quarter of 2022. At July 26, 2022, three of these rigs were operating in the Ranger asset area, two of these rigs were operating in the Rustler Breaks asset area and the sixth rig was operating in the Stateline asset area. We signed a contract for a seventh drilling rig late in the second quarter of 2022, which we plan to begin operating in September 2022. Thereafter, we plan to operate seven drilling rigs throughout the remainder of 2022. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors.
We turned to sales a total of 29 gross (7.7 net) horizontal wells in the Delaware Basin during the second quarter of 2022, including 11 gross (6.4 net) operated horizontal wells and 18 gross (1.3 net) non-operated horizontal wells. During the second quarter of 2022, we turned to sales 11 gross (6.4 net) horizontal operated wells in the Rustler Breaks asset area: four were Second Bone Spring completions, three were First Bone Spring completions, two were Third Bone Spring completions, one was a Wolfcamp B completion and one was a Wolfcamp A completion. We also participated in nine gross (0.1 net) non-operated wells turned to sales in the Antelope Ridge asset area, five gross (0.4 net) non-operated wells in the Rustler Breaks asset area, two gross (0.7 net) non-operated wells in the Arrowhead asset area and two gross (0.1 net) non-operated wells in the Ranger asset area.
Our average daily oil equivalent production in the Delaware Basin for the second quarter of 2022 was 105,200 BOE per day, consisting of 63,300 Bbl of oil per day and 251.4 MMcf of natural gas per day, a 20% increase from 87,500 BOE per day, consisting of 51,700 Bbl of oil per day and 214.7 MMcf of natural gas per day, in the second quarter of 2021. The Delaware Basin contributed approximately 98% of our daily oil production and approximately 90% of our daily natural gas production in the second quarter of 2022, as compared to approximately 97% of our daily oil production and approximately 90% of our daily natural gas production in the second quarter of 2021.
During the second quarter of 2022, we did not turn to sales any operated wells or participate in any non-operated wells turned to sales on our leasehold properties in the Eagle Ford shale play in South Texas or in the Haynesville shale and Cotton Valley plays in Northwest Louisiana.
2022 Capital Expenditure Budget
At July 26, 2022, we increased our estimated 2022 capital expenditures for drilling, completing and equipping wells  (“D/C/E capital expenditures”) to $765.0 to $835.0 million from $640.0 to $710.0 million, as originally estimated, primarily to accommodate the seventh drilling rig and an accelerated drilling program on our Rodney Robinson leasehold in the western portion of the Antelope Ridge asset area and additional working interests obtained through acreage trades and other transactions. At July 26, 2022, our anticipated midstream capital expenditures remained $50.0 to $60.0 million, which includes our proportionate share of estimated 2022 capital expenditures for San Mateo and other wholly-owned midstream projects.

Capital Resources Update
Our Board of Directors (the “Board”) declared quarterly cash dividends of $0.05 per share of common stock in both the first and second quarters of 2022, which were paid on March 14, 2022 and June 3, 2022, respectively. In June 2022, the Board amended the Company’s dividend policy to increase the quarterly dividend to $0.10 per share of common stock. In July 2022, the Board declared a quarterly cash dividend of $0.10 per share of common stock payable on September 1, 2022 to shareholders of record as of August 17, 2022.
During the second quarter of 2022, we repaid the remaining $50.0 million of borrowings under our fourth amended and restated credit agreement (the “Credit Agreement”). We did not have any outstanding borrowings under our Credit Agreement at June 30, 2022. We repurchased $144.0 million of our outstanding senior notes due 2026 (the “Notes”) for $142.4 million during the three months ended June 30, 2022 and also repurchased an additional $14.2 million of Notes for $13.7 million between June 30, 2022 and July 25, 2022.
In April 2022, the lenders under our Credit Agreement, led by Royal Bank of Canada, completed their review of our proved oil and natural gas reserves, and, as a result, the borrowing base was increased to $2.0 billion from $1.35 billion, the Company’s elected borrowing commitment increased to $775.0 million from $700.0 million, the maximum facility amount remained $1.5 billion and one additional bank joined our lending group. In addition, the terms of the Credit Agreement were amended to increase the sublimit for issuances of letters of credit under the Credit Agreement from $50 million to $100 million and replace the London Interbank Offered Rate (“LIBOR”) interest rate benchmark with an Adjusted Term SOFR (as defined in the Credit Agreement) interest rate benchmark. After giving effect to the amendment to the Credit Agreement, the applicable interest rate margin for borrowings under the Credit Agreement ranges from 1.75% to 2.75% per annum for borrowings bearing interest with reference to the Adjusted Term SOFR and from 0.75% to 1.75% per annum for borrowings bearing interest with reference to the Alternate Base Rate (as defined in the Credit Agreement), in each case depending on the level of borrowings under the Credit Agreement. In addition, the Adjusted Term SOFR includes a credit spread adjustment of 0.10% per annum for all interest periods. This April 2022 redetermination constituted the regularly scheduled May 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected borrowing commitment.
Critical Accounting Policies
There have been no changes to our critical accounting policies and estimates from those set forth in the Annual Report.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our financial statements.

Results of Operations
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Data
Revenues (in thousands)(1)
Oil	$650,233	$315,114	$1,110,355	$528,393
Natural gas	242,536	96,960	408,929	199,914
Total oil and natural gas revenues	892,769	412,074	1,519,284	728,307
Third-party midstream services revenues	21,886	19,850	39,192	35,288
Sales of purchased natural gas	60,008	10,918	79,347	15,428
Realized loss on derivatives	(61,163)	(42,611)	(83,602)	(68,524)
Unrealized gain (loss) on derivatives	30,430	(42,804)	(44,599)	(86,227)
Total revenues	$943,930	$357,427	$1,509,622	$624,272
Net Production Volumes(1)
Oil (MBbl)(2)	5,855	4,855	10,675	8,594
Natural gas (Bcf)(3)	25.3	21.8	47.2	39.3
Total oil equivalent (MBOE)(4)	10,078	8,482	18,535	15,140
Average daily production (BOE/d)(5)	110,750	93,210	102,406	83,650
Average Sales Prices
Oil, without realized derivatives (per Bbl)	$111.06	$64.90	$104.01	$61.49
Oil, with realized derivatives (per Bbl)	$105.21	$56.13	$99.10	$53.49
Natural gas, without realized derivatives (per Mcf)	$9.57	$4.46	$8.67	$5.09
Natural gas, with realized derivatives (per Mcf)	$8.51	$4.46	$8.01	$5.09
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
Three Months Ended June 30, 2022 as Compared to Three Months Ended June 30, 2021
Oil and natural gas revenues. Our oil and natural gas revenues increased $480.7 million, or 117%, to $892.8 million for the three months ended June 30, 2022, as compared to $412.1 million for the three months ended June 30, 2021. Our oil revenues increased $335.1 million, or 106%, to $650.2 million for the three months ended June 30, 2022, as compared to $315.1 million for the three months ended June 30, 2021. This increase in oil revenues resulted from a 71% increase in the weighted average oil price realized for the three months ended June 30, 2022 to $111.06 per Bbl, as compared to $64.90 per Bbl for the three months ended June 30, 2021, and from a 21% increase in our oil production to 5.9 million Bbl for the three months ended June 30, 2022, as compared to 4.9 million Bbl for the three months ended June 30, 2021. Our natural gas revenues increased $145.6 million, or 150%, to $242.5 million for the three months ended June 30, 2022, as compared to $97.0 million for the three months ended June 30, 2021. The increase in natural gas revenues resulted from a 115% increase in the weighted average natural gas price realized for the three months ended June 30, 2022 to $9.57 per Mcf, as compared to a weighted average natural gas price of $4.46 per Mcf realized for the three months ended June 30, 2021, and from a 16% increase in our natural gas production to 25.3 Bcf for the three months ended June 30, 2022, as compared to 21.8 Bcf for the three months ended June 30, 2021.

Third-party midstream services revenues. Our third-party midstream services revenues increased $2.0 million, or 10%, to $21.9 million for the three months ended June 30, 2022, as compared to $19.9 million for the three months ended June 30, 2021. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to an increase in our third-party produced water disposal revenues to $8.4 million for the three months ended June 30, 2022, as compared to $7.0 million for the three months ended June 30, 2021, and an increase in our third-party natural gas gathering and processing revenues to $10.7 million for the three months ended June 30, 2022, as compared to $10.3 million for the three months ended June 30, 2021.
Sales of purchased natural gas. Our sales of purchased natural gas increased $49.1 million, over five-fold, to $60.0 million for the three months ended June 30, 2022, as compared to $10.9 million for the three months ended June 30, 2021. This increase was the result of both an increase in purchased natural gas volumes sold and the natural gas price realized during the three months ended June 30, 2022. Sales of purchased natural gas reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at San Mateo’s cryogenic natural gas processing plant in Eddy County, New Mexico (the “Black River Processing Plant”) and subsequently sell the residue gas and natural gas liquids (“NGL”) to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our interim unaudited condensed consolidated statements of operations.
Realized loss on derivatives. Our realized net loss on derivatives was $61.2 million for the three months ended June 30, 2022, as compared to a realized net loss of $42.6 million for the three months ended June 30, 2021. We realized a net loss of $34.2 million related to our oil costless collar and oil basis swap contracts for the three months ended June 30, 2022, resulting primarily from oil prices that were above the ceiling prices of certain of our oil costless collar contracts and above the strike prices of certain of our oil basis swap contracts. We realized a net loss of $26.9 million related to our natural gas costless collar contracts for the three months ended June 30, 2022, resulting primarily from natural gas prices that were above the ceiling prices of certain of our natural gas costless collar contracts. We realized an average loss on our oil derivatives of approximately $5.85 per Bbl produced during the three months ended June 30, 2022, as compared to an average loss of approximately $8.77 per Bbl produced during the three months ended June 30, 2021. We realized an average loss on our natural gas derivatives of approximately $1.06 per Mcf produced during the three months ended June 30, 2022.
Unrealized gain (loss) on derivatives. During the three months ended June 30, 2022, the aggregate net fair value of our open oil and natural gas derivative contracts changed to a net liability of $59.5 million from a net liability of $89.9 million at March 31, 2022, resulting in an unrealized gain on derivatives of $30.4 million for the three months ended June 30, 2022. During the three months ended June 30, 2021, the aggregate net fair value of our open oil and natural gas derivative contracts changed to a net liability of $122.1 million from a net liability of $79.3 million at March 31, 2021, resulting in an unrealized loss on derivatives of $42.8 million for the three months ended June 30, 2021.
Six Months Ended June 30, 2022 as Compared to Six Months Ended June 30, 2021
Oil and natural gas revenues. Our oil and natural gas revenues increased $791.0 million, or 109%, to $1.5 billion for the six months ended June 30, 2022, as compared to $728.3 million for the six months ended June 30, 2021. Our oil revenues increased $582.0 million, or 110%, to $1.1 billion for the six months ended June 30, 2022, as compared to $528.4 million for the six months ended June 30, 2021. This increase in oil revenues resulted from a 69% increase in the weighted average oil price realized for the six months ended June 30, 2022 to $104.01 per Bbl, as compared to $61.49 per Bbl for the six months ended June 30, 2021, and from a 24% increase in our oil production to 10.7 million Bbl for the six months ended June 30, 2022, as compared to 8.6 million Bbl for the six months ended June 30, 2021. Our natural gas revenues increased by $209.0 million, or 105%, to $408.9 million for the six months ended June 30, 2022, as compared to $199.9 million for the six months ended June 30, 2021. The increase in natural gas revenues resulted from a 70% increase in the weighted average natural gas price realized for the six months ended June 30, 2022 to $8.67 per Mcf, as compared to a weighted average natural gas price of $5.09 per Mcf for the six months ended June 30, 2021, and from a 20% increase in our natural gas production to 47.2 Bcf for the six months ended June 30, 2022, as compared to 39.3 Bcf for the six months ended June 30, 2021.
Third-party midstream services revenues. Our third-party midstream services revenues increased $3.9 million, or 11%, to $39.2 million for the six months ended June 30, 2022, as compared to $35.3 million for the six months ended June 30, 2021. This increase was primarily attributable to an increase in our third-party produced water disposal revenues to $16.2 million for the six months ended June 30, 2022, as compared to $13.5 million for the six months ended June 30, 2021, and an increase in our third-party natural gas gathering and processing revenues to $18.4 million for the six months ended June 30, 2022, as compared to $17.1 million for the six months ended June 30, 2021.
Sales of purchased natural gas. Our sales of purchased natural gas increased $63.9 million, or over four-fold, to $79.3 million for the six months ended June 30, 2022, as compared to $15.4 million for the six months ended June 30, 2021. This increase was the result of both an increase in natural gas volumes sold and the natural gas price realized during the six months ended June 30, 2022.

Realized loss on derivatives. Our realized net loss on derivatives was $83.6 million for the six months ended June 30, 2022, as compared to a realized net loss of $68.5 million for the six months ended June 30, 2021. We realized a net loss of $52.4 million related to our oil costless collar and oil basis swap contracts for the six months ended June 30, 2022, resulting primarily from oil prices that were above the ceiling prices of certain of our oil costless collar contracts and above the strike prices of certain of our oil basis swap contracts. We realized a net loss of $31.2 million related to our natural gas costless collar contracts for the six months ended June 30, 2022, resulting primarily from natural gas prices that were above the ceiling prices of certain of our natural gas costless collar contracts. We realized an average loss on our oil derivatives of approximately $4.91 per Bbl produced during the six months ended June 30, 2022, as compared to an average loss of $8.00 per Bbl produced during the six months ended June 30, 2021. We realized an average loss on our natural gas derivatives of approximately $0.66 per Mcf produced during the six months ended June 30, 2022.
Unrealized gain (loss) on derivatives. During the period from December 31, 2021 through June 30, 2022, the aggregate net fair value of our open oil and natural gas derivative contracts changed to a net liability of $59.5 million from a net liability of $14.9 million, resulting in an unrealized loss on derivatives of $44.6 million for the six months ended June 30, 2022. During the period from December 31, 2020 through June 30, 2021, the aggregate net fair value of our open oil and natural gas derivative contracts changed to a net liability of $122.1 million from a net liability of $35.9 million, resulting in an unrealized loss on derivatives of $86.2 million for the six months ended June 30, 2021.

Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except expenses per BOE)	2022	2021	2022	2021
Expenses
Production taxes, transportation and processing	$85,658	$43,843	$145,477	$78,017
Lease operating	39,857	28,752	73,812	54,691
Plant and other midstream services operating	22,014	13,746	41,475	27,409
Purchased natural gas	56,440	9,628	73,461	12,483
Depletion, depreciation and amortization	120,024	91,444	215,877	166,307
Accretion of asset retirement obligations	517	511	1,060	1,011
General and administrative	24,431	24,397	54,164	46,585
Total expenses	348,941	212,321	605,326	386,503
Operating income	594,989	145,106	904,296	237,769
Other income (expense)
Net loss on asset sales and impairment	—	—	(198)	—
Interest expense	(18,492)	(17,940)	(34,744)	(37,590)
Other (expense) income	(4,342)	14	(4,486)	(661)
Total other expense	(22,834)	(17,926)	(39,428)	(38,251)
Income before income taxes	572,155	127,180	864,868	199,518
Income tax provision
Current	36,261	—	51,670	—
Deferred	99,699	5,349	152,818	8,189
Total income tax provision	135,960	5,349	204,488	8,189
Net income	436,195	121,831	660,380	191,329
Net income attributable to non-controlling interest in subsidiaries	(20,477)	(15,926)	(37,538)	(24,779)
Net income attributable to Matador Resources Company shareholders	$415,718	$105,905	$622,842	$166,550
Expenses per BOE
Production taxes, transportation and processing	$8.50	$5.17	$7.85	$5.15
Lease operating	$3.95	$3.39	$3.98	$3.61
Plant and other midstream services operating	$2.18	$1.62	$2.24	$1.81
Depletion, depreciation and amortization	$11.91	$10.78	$11.65	$10.98
General and administrative	$2.42	$2.88	$2.92	$3.08
Three Months Ended June 30, 2022 as Compared to Three Months Ended June 30, 2021
Production taxes, transportation and processing. Our production taxes and transportation and processing expenses increased $41.8 million, or 95%, to $85.7 million for the three months ended June 30, 2022, as compared to $43.8 million for the three months ended June 30, 2021. On a unit-of-production basis, our production taxes and transportation and processing expenses increased 64% to $8.50 per BOE for the three months ended June 30, 2022, as compared to $5.17 per BOE for the three months ended June 30, 2021. These increases were primarily attributable to a $39.4 million increase in production taxes to $70.5 million for the three months ended June 30, 2022, as compared to $31.1 million for the three months ended June 30, 2021, primarily due to the significant increase in the oil and natural gas revenues between the two periods.
Lease operating. Our lease operating expenses increased $11.1 million, or 39%, to $39.9 million for the three months ended June 30, 2022, as compared to $28.8 million for the three months ended June 30, 2021. Our lease operating expenses on a unit-of-production basis increased 17% to $3.95 per BOE for the three months ended June 30, 2022, as compared to $3.39 per BOE for the three months ended June 30, 2021. These increases were primarily attributable to the increased number of wells being operated by us and other operators (where we own a working interest) and to operating cost inflation for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $8.3 million, or 60%, to $22.0 million for the three months ended June 30, 2022, as compared to $13.7 million for the three months ended June 30, 2021. This increase was primarily attributable to our increased volumes as well as increased third-party volumes, which resulted in (i) increased expenses associated with our commercial produced water disposal operations of $11.7 million for the three months ended June 30, 2022, as compared to $6.6 million for the three months ended June 30, 2021, and (ii) increased expenses associated with our pipeline operations of $6.8 million for the three months ended June 30, 2022, as compared to $3.7 million for the three months ended June 30, 2021.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $28.6 million, or 31%, to $120.0 million for the three months ended June 30, 2022, as compared to $91.4 million for the three months ended June 30, 2021, primarily as a result of the 19% increase in our total oil equivalent production for the three months ended June 30, 2022, as compared to June 30, 2021. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 10% to $11.91 per BOE for the three months ended June 30, 2022, as compared to $10.78 per BOE for the three months ended June 30, 2021, primarily as a result of the increase in actual costs and estimated future costs to drill, complete and equip our wells between the two periods.
General and administrative. Our general and administrative expenses remained consistent at $24.4 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. Our general and administrative expenses decreased 16% on a unit-of-production basis to $2.42 per BOE for the three months ended June 30, 2022, as compared to $2.88 per BOE for the three months ended June 30, 2021, which was attributable to the 19% increase in our total oil equivalent production between the two periods.
Interest expense. For the three months ended June 30, 2022, we incurred total interest expense of $19.3 million. We capitalized $0.8 million of our interest expense on certain qualifying projects for the three months ended June 30, 2022 and expensed the remaining $18.5 million to operations. For the three months ended June 30, 2021, we incurred total interest expense of $19.8 million. We capitalized $1.9 million of our interest expense on certain qualifying projects for the three months ended June 30, 2021 and expensed the remaining $17.9 million to operations.
Income tax provision. As a result of the full-cost ceiling impairments recorded during 2020, we recognized a valuation allowance against our federal net deferred tax assets as of September 30, 2020, which remained in place at June 30, 2021. As a result, we recorded an income tax provision of $5.3 million for the three months ended June 30, 2021. Our income tax provision differed from amounts computed by applying the U.S. federal statutory rate to the pre-tax income due to recording the net deferred tax liability for state taxes, primarily in New Mexico, and continuing to recognize a valuation allowance against our U.S. federal net deferred tax assets. Due to a variety of factors, including our significant net income during 2021, our federal valuation allowance was reversed in the third quarter of 2021. Our current income tax provision was $36.3 million and our deferred income tax provision was $99.7 million for the three months ended June 30, 2022. Our effective tax rate of 25% for the three months ended June 30, 2022 differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico.
Six Months Ended June 30, 2022 as Compared to Six Months Ended June 30, 2021
Production taxes, transportation and processing. Our production taxes, transportation and processing expenses increased by approximately $67.5 million, or 86%, to approximately $145.5 million for the six months ended June 30, 2022, as compared to $78.0 million for the six months ended June 30, 2021. On a unit-of-production basis, our production taxes, transportation and processing expenses increased by 52% to $7.85 per BOE for the six months ended June 30, 2022, as compared to $5.15 per BOE for the six months ended June 30, 2021. These increases were primarily attributable to a $64.4 million increase in production taxes to $119.2 million for the six months ended June 30, 2022, as compared to $54.8 million for the six months ended June 30, 2021, primarily due to the significant increase in oil and natural gas revenues between the two periods.
Lease operating expenses. Our lease operating expenses increased by approximately $19.1 million, or 35%, to $73.8 million for the six months ended June 30, 2022, as compared to $54.7 million for the six months ended June 30, 2021. Our lease operating expenses per unit of production increased 10% to $3.98 per BOE for the six months ended June 30, 2022, as compared to $3.61 per BOE for the six months ended June 30, 2021. These increases were primarily attributable to the increased number of wells being operated by us and other operators (where we own a working interest) and to operating cost inflation for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $14.1 million, or 51%, to $41.5 million for the six months ended June 30, 2022, as compared to $27.4 million for the six months ended June 30, 2021. This increase was primarily attributable to our increased volumes as well as third-party volumes, which caused (i) increased expenses associated with our commercial produced water disposal operations of $21.7 million for the six months ended June 30, 2022, as compared to $14.2 million for the six months ended June 30, 2021, (ii) increased expenses associated with our pipeline operations of $12.5 million for the six months ended June 30, 2022, as compared to $7.0 million for the six months ended June 30, 2021, and (iii) increased expenses associated with operating the Black River Processing Plant of $7.3 million for the six months ended June 30, 2022, as compared to $6.2 million for the six months ended June 30, 2021.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased by $49.6 million to $215.9 million, or an increase of 30%, for the six months ended June 30, 2022, as compared to $166.3 million for the six months ended June 30, 2021, primarily as a result of the 22% increase in our oil equivalent production. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased to $11.65 per BOE for the six months ended June 30, 2022, or 6%, from $10.98 per BOE for the six months ended June 30, 2021, primarily as a result of the increase in actual costs and estimated future costs to drill, complete and equip our wells between the two periods.
General and administrative. Our general and administrative expenses increased by $7.6 million to $54.2 million, or 16%, for the six months ended June 30, 2022, as compared to $46.6 million for the six months ended June 30, 2021, primarily due to increased payroll for our existing employees as well as with additional employees joining Matador to support our increased land, geoscience, drilling, completion, production, midstream and administration functions as a result of our continued growth. While our general and administrative expenses increased 16% on an absolute basis, our general and administrative expenses decreased by 5% on a unit-of-production basis to $2.92 per BOE for the six months ended June 30, 2022, as compared to $3.08 per BOE for the six months ended June 30, 2021, primarily as a result of the 22% increase in our oil equivalent production between the two periods.
Interest expense. For the six months ended June 30, 2022, we incurred total interest expense of approximately $39.1 million. We capitalized approximately $4.4 million of our interest expense on certain qualifying projects for the six months ended June 30, 2022 and expensed the remaining $34.7 million to operations. For the six months ended June 30, 2021, we incurred total interest expense of approximately $40.1 million. We capitalized approximately $2.5 million of our interest expense on certain qualifying projects for the six months ended June 30, 2021 and expensed the remaining $37.6 million to operations.
Income tax provision. As a result of the full-cost ceiling impairments recorded during 2020, we recognized a valuation allowance against our federal net deferred tax assets as of September 30, 2020, which remained in place at June 30, 2021. As a result, we recorded an income tax provision of $8.2 million for the six months ended June 30, 2021. Our income tax provision differed from amounts computed by applying the U.S. federal statutory rate to the pre-tax income due to recording the net deferred tax liability for state taxes, primarily in New Mexico, and continuing to recognize a valuation allowance against our U.S. federal net deferred tax assets. Due to a variety of factors, including our significant net income during 2021, our federal valuation allowance was reversed in the third quarter of 2021. Our current income tax provision was $51.7 million and our deferred income tax provision was $152.8 million for the six months ended June 30, 2022. Our effective tax rate of 25% for the six months ended June 30, 2022 differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico.
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

At June 30, 2022, we had cash totaling $230.4 million and restricted cash totaling $51.9 million, which was primarily associated with San Mateo. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries.
In February 2022, the Board declared a quarterly cash dividend of $0.05 per share of common stock, which was paid on March 14, 2022. In April 2022, the Board declared a quarterly cash dividend of $0.05 per share of common stock, which was paid on June 3, 2022. In June 2022, the Board amended our dividend policy to increase the quarterly dividend to $0.10 per share of common stock. In July 2022, the Board declared a quarterly cash dividend of $0.10 per share of common stock payable on September 1, 2022 to shareholders of record as of August 17, 2022.
At June 30, 2022, we had (i) $906.0 million of outstanding senior notes due 2026 (the “Notes”), (ii) no borrowings outstanding under the Credit Agreement and (iii) approximately $45.6 million in outstanding letters of credit issued pursuant to the Credit Agreement. During the first quarter of 2022, the $7.5 million unsecured U.S. Small Business Administration loan was forgiven under the terms of the loan agreement. During the second quarter of 2022, we repaid the remaining $50.0 million of borrowings under the Credit Agreement and repurchased $144.0 million of our Notes for $142.4 million.
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
The Credit Agreement requires us to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities under the Credit Agreement, of not less than 1.0 to 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $75.0 million of cash or cash equivalents), divided by a rolling four quarter EBITDA calculation, of 3.5 to 1.0 or less. We believe that we were in compliance with the terms of the Credit Agreement at June 30, 2022.
At June 30, 2022, San Mateo had $420.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures December 19, 2023 and the lender commitments under that facility are $450 million (subject to San Mateo’s compliance with the covenants noted below). The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments to up to $700.0 million. The San Mateo Credit Facility is guaranteed by San Mateo’s subsidiaries, secured by substantially all of San Mateo’s assets, including real property, and is non-recourse with respect to Matador and its wholly-owned subsidiaries.
The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.0 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.5 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. We believe that San Mateo was in compliance with the terms of the San Mateo Credit Facility at June 30, 2022.
During the six months ended June 30, 2022, the oil and natural gas industry experienced continued improvement in commodity prices as compared to 2021, primarily resulting from (i) improvements in oil demand as the impact from COVID-19 has subsided, (ii) actions taken by the Organization of Petroleum Exporting Countries, Russia and certain other oil-exporting countries (“OPEC+”) to moderate the worldwide supply of oil and (iii) changes in supply and demand dynamics, particularly with respect to instability in Russia and Ukraine. As a result, West Texas Intermediate (“WTI”) oil prices have increased from $75.21 per barrel at December 31, 2021 to as high as $123.70 per barrel in early March 2022, before falling back to $105.76 per barrel at June 30, 2022, based upon the WTI oil futures contract price for earliest delivery date. Prices for natural gas were also much higher during the six months ended June 30, 2022 as compared to 2021, increasing from $3.73 per MMBtu at December

31, 2021 to as high as $9.32 per MMBtu in early June 2022, before falling back to $5.42 per MMBtu at June 30, 2022, based upon the NYMEX Henry Hub natural gas futures contract price for earliest delivery date. While oil and natural gas prices have improved significantly in 2022, the general outlook for the oil and natural gas industry for the remainder of the year remains unclear, and we can provide no assurances that commodity prices will remain at current levels. In fact, commodity prices may decline from their current levels. The economic disruptions associated with COVID-19 and the conflict between Russia and Ukraine and the volatility in oil and natural gas prices have also impacted our ability to access the capital markets on reasonably similar terms as were available prior to 2020.
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures for the remainder of 2022. We began 2022 operating five contracted drilling rigs in the Delaware Basin but contracted a sixth drilling rig during the first quarter to begin development of certain acquired assets in the western portion of the Ranger asset area in Lea County, New Mexico. We operated six drilling rigs in the Delaware Basin throughout the second quarter of 2022. We signed a contract for a seventh drilling rig late in the second quarter of 2022, which we plan to begin operating in September. Thereafter, we plan to operate seven drilling rigs throughout the remainder of 2022. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. At July 26, 2022, we increased our estimated 2022 capital expenditures for D/C/E capital expenditures to $765.0 to $835.0 million from $640.0 to $710.0 million, as originally estimated, primarily to accommodate the seventh rig and an accelerated drilling program on our Rodney Robinson leasehold in the western portion of the Antelope Ridge asset area and additional working interests obtained through acreage trades and other transactions. At July 26, 2022, our anticipated midstream capital expenditures for 2022 remained at $50.0 to $60.0 million, which includes our proportionate share of estimated 2022 capital expenditures for San Mateo and other wholly-owned midstream projects. Substantially all of these 2022 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities in the Delaware Basin, with the exception of amounts allocated to limited operations in our South Texas and Haynesville shale positions to maintain and extend leases and to participate in certain non-operated well opportunities. Our 2022 Delaware Basin operated drilling program is expected to continue to focus on the continued development of our various asset areas throughout the Delaware Basin, with a continued emphasis on drilling and completing a higher percentage of longer horizontal wells in 2022, including 90% with anticipated completed lateral lengths of two miles or greater.
We may divest portions of our non-core assets, particularly in the Eagle Ford shale in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana as we have done in the first half of 2022, as well as consider monetizing other assets, such as certain acreage, mineral and royalty interests and midstream assets, as value-creating opportunities arise. In addition, we intend to continue evaluating the opportunistic acquisition of acreage, mineral and royalty interests and midstream assets, principally in the Delaware Basin, during the remainder of 2022. These monetizations, divestitures and capital expenditures are opportunity-specific, and purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these monetizations, divestitures and capital expenditures with any degree of certainty; therefore, we have not provided estimated proceeds related to monetizations or divestitures or estimated capital expenditures related to acquiring acreage, mineral and royalty interests and midstream assets for 2022.
Our 2022 capital expenditures may be adjusted as business conditions warrant, and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital we expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated or non-operated wells, our drilling results, the actual costs and scope of our midstream activities, the ability of our joint venture partners to meet their capital obligations, other opportunities that may become available to us and our ability to obtain capital. If oil or natural gas prices decline, or costs increase significantly, we have the flexibility to defer a significant portion of our capital expenditures until later periods to conserve cash or to focus on projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling, completion and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in our exploration and development activities, contractual obligations, drilling plans for properties we do not operate and other factors both within and outside our control.
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
Our unaudited cash flows for the six months ended June 30, 2022 and 2021 are presented below:

	Six Months Ended June 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$975,256	$427,595
Net cash used in investing activities	(521,004)	(251,122)
Net cash used in financing activities	(258,889)	(188,648)
Net change in cash and restricted cash	$195,363	$(12,175)
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$1,125,637	$459,081
__________________
(1)Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “—Non-GAAP Financial Measures” below.
Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased $547.7 million to $975.3 million for the six months ended June 30, 2022 from $427.6 million for the six months ended June 30, 2021. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased $625.8 million to $1.1 billion for the six months ended June 30, 2022 from $457.4 million for the six months ended June 30, 2021, primarily attributable to significantly higher realized oil and natural gas prices and higher oil and natural gas production for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. Changes in our operating assets and liabilities between the two periods resulted in a net decrease of approximately $78.2 million in net cash provided by operating activities for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased $269.9 million to $521.0 million for the six months ended June 30, 2022 from $251.1 million for the six months ended June 30, 2021. This increase in net cash used in investing activities was primarily due to (i) an increase of $179.2 million in D/C/E capital expenditures, (ii) an increase of $57.8 million in expenditures related to the acquisition of oil and natural gas properties for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, and (iii) the acquisition of a cryogenic natural gas processing plant, compressor stations and natural gas gathering pipelines through the acquisition of a wholly-owned subsidiary of Summit for $75.8 million. These increases were partially offset by a $46.1 million increase in proceeds from the sale of primarily non-core oil and gas assets. Cash used for D/C/E capital expenditures and for the acquisition of oil and natural gas properties for the six months ended June 30, 2022 and 2021 was primarily attributable to our operated and non-operated drilling and completion activities in the Delaware Basin.
Cash Flows Used in Financing Activities
Net cash used in financing activities increased $70.2 million to $258.9 million for the six months ended June 30, 2022 from $188.6 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, our primary uses of cash related to financing activities were for the repurchase of Notes for $142.4 million and the net repayment of $100.0 million in borrowings under our Credit Agreement. These payments were partially offset by net borrowings under the San Mateo Credit Facility of $35.0 million. During the six months ended June 30, 2021, our primary use of cash related to financing activities was for the net repayment of $200.0 million in borrowings under our Credit Agreement.
See Note 4 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our debt, including the Credit Agreement, the San Mateo Credit Facility and the Notes.
Guarantor Financial Information
The Notes are jointly and severally guaranteed by certain subsidiaries of Matador (the “Guarantor Subsidiaries”) on a full and unconditional basis (except for customary release provisions). At June 30, 2022, the Guarantor Subsidiaries were 100% owned by Matador. Matador is a parent holding company and has no independent assets or operations, and there are no significant restrictions on the ability of Matador to obtain funds from the Guarantor Subsidiaries by dividend or loan. Neither San Mateo or its subsidiaries nor Pronto are guarantors of the Notes.

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

(In thousands)	June 30, 2022
Summarized Balance Sheet
Assets
Current assets	$721,665
Net property and equipment	$3,212,364
Other long-term assets	$73,061
Liabilities
Current liabilities	$610,104
Long-term debt	$900,261
Other long-term liabilities	$288,034

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2022	June 30, 2022
Summarized Statement of Operations
Revenues	$902,854	$1,437,346
Expenses	353,245	614,493
Operating income	549,609	822,853
Other expense	(19,842)	(34,419)
Income tax provision	(135,960)	(204,488)
Net income	$393,807	$583,946

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Unaudited Adjusted EBITDA Reconciliation to Net Income
Net income attributable to Matador Resources Company shareholders	$415,718	$105,905	$622,842	$166,550
Net income attributable to non-controlling interest in subsidiaries	20,477	15,926	37,538	24,779
Net income	436,195	121,831	660,380	191,329
Interest expense	18,492	17,940	34,744	37,590
Total income tax provision	135,960	5,349	204,488	8,189
Depletion, depreciation and amortization	120,024	91,444	215,877	166,307
Accretion of asset retirement obligations	517	511	1,060	1,011
Unrealized (gain) loss on derivatives	(30,430)	42,804	44,599	86,227
Non-cash stock-based compensation expense	4,063	1,795	7,077	2,650
Net loss on asset sales and impairment	—	—	198	—
Expense related to contingent consideration and other	4,889	—	5,245	—
Consolidated Adjusted EBITDA	689,710	281,674	1,173,668	493,303
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(25,916)	(20,708)	(48,031)	(34,222)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$663,794	$260,966	$1,125,637	$459,081

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$646,302	$258,200	$975,256	$427,595
Net change in operating assets and liabilities	(15,971)	6,465	107,959	29,773
Interest expense, net of non-cash portion	18,229	17,009	33,538	35,935
Current income tax provision	36,261	—	51,670	—
Expense related to contingent consideration and other	4,889	—	5,245	—
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(25,916)	(20,708)	(48,031)	(34,222)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$663,794	$260,966	$1,125,637	$459,081
For the three months ended June 30, 2022, net income attributable to Matador shareholders increased $309.8 million to $415.7 million, as compared to net income attributable to Matador shareholders of $105.9 million for the three months ended June 30, 2021. The increase in net income attributable to Matador shareholders primarily resulted from higher oil and natural gas production and higher realized oil and natural gas prices for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, and from an unrealized gain on derivatives of $30.4 million for the three months ended June 30, 2022, as compared to an unrealized loss on derivatives of $42.8 million for the three months ended June 30, 2021. This increase was partially offset by an increase in the total income tax provision to $136.0 million for the three months ended June 30, 2022, as compared to $5.3 million for the three months ended June 30, 2021.
For the six months ended June 30, 2022, net income attributable to Matador shareholders increased $456.3 million to $622.8 million, as compared to net income attributable to Matador shareholders of $166.6 million for the six months ended June 30, 2021. The increase in net income attributable to Matador shareholders primarily resulted from higher oil and natural gas production and higher realized oil and natural gas prices for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, and from an unrealized loss on derivatives of $44.6 million for the six months ended June 30, 2022, as compared to an unrealized loss on derivatives of $86.2 million for the six months ended June 30, 2021. This increase was partially offset by an increase in the total income tax provision to $204.5 million for the six months ended June 30, 2022, as compared to $8.2 million for the six months ended June 30, 2021.

Adjusted EBITDA, a non-GAAP financial measure, increased $402.8 million to $663.8 million for the three months ended June 30, 2022, as compared to $261.0 million for the three months ended June 30, 2021. This increase is primarily attributable to higher oil and natural gas production and higher realized oil and natural gas prices for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.
Adjusted EBITDA, a non-GAAP financial measure, increased $666.6 million to $1.13 billion for the six months ended June 30, 2022, as compared to $459.1 million for the six months ended June 30, 2021. This increase is primarily attributable to higher oil and natural gas production and higher realized oil and natural gas prices for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2022, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) firm gathering, transportation, processing, fractionation, sales and disposal commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 9 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.
Obligations and Commitments
We had the following material contractual obligations and commitments at June 30, 2022.

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations
Borrowings, including letters of credit(1)	$474,572	$—	$429,000	$45,572	$—
Senior unsecured notes(2)	905,981	—	—	905,981	—
Office leases	16,452	4,203	8,600	3,649	—
Non-operated drilling and other capital commitments(3)	49,860	30,060	19,800	—	—
Drilling rig contracts(4)	28,948	27,628	1,320	—	—
Asset retirement obligations(5)	38,840	448	3,813	1,476	33,103
Transportation, gathering, processing and disposal agreements with non-affiliates(6)	563,288	69,773	139,658	137,923	215,934
Transportation, gathering, processing and disposal agreements with San Mateo(7)	315,473	25,267	182,740	107,466	—
Total contractual cash obligations	$2,393,414	$157,379	$784,931	$1,202,067	$249,037
__________________
(1)The amounts included in the table above represent principal maturities only. At June 30, 2022, we had no borrowings outstanding under the Credit Agreement and approximately $45.6 million in outstanding letters of credit issued pursuant to the Credit Agreement. The Credit Agreement matures in October 2026. At June 30, 2022, San Mateo had $420.0 million of borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures in December 2023. Assuming the amount outstanding and interest rate of 3.67% for the San Mateo Credit Facility at June 30, 2022, the interest expense is expected to be approximately $15.6 million each year until maturity.
(2)The amounts included in the table above represent principal maturities only. Interest expense on the $906.0 million of outstanding Notes as of June 30, 2022 is expected to be approximately $53.2 million each year until maturity.
(3)At June 30, 2022, we had outstanding commitments to drill and complete and to participate in the drilling and completion of various operated and non-operated wells.
(4)We do not own or operate our own drilling rigs, but instead we enter into contracts with third parties for such drilling rigs.
(5)The amounts included in the table above represent discounted cash flow estimates for future asset retirement obligations at June 30, 2022.

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
For the three months ended June 30, 2022, oil prices averaged $108.52 per Bbl, ranging from a low of $94.29 per Bbl in mid-April to a high of $122.11 per Bbl in early June, based upon the WTI oil futures contract price for the earliest delivery date. We realized a weighted average oil price of $111.06 per Bbl ($105.21 per Bbl including realized losses from oil derivatives) for our oil production for the three months ended June 30, 2022, as compared to $64.90 per Bbl ($56.13 per Bbl including realized losses from oil derivatives) for our oil production for the three months ended June 30, 2021. At July 26, 2022, the WTI oil futures contract for the earliest delivery date had decreased from the average price for the second quarter of 2022 of $108.52 per Bbl, settling at $94.98 per Bbl, which was still a significant increase as compared to $71.91 per Bbl at July 26, 2021.
Natural gas prices were also higher in the second quarter of 2022, as compared to the second quarter of 2021. For the three months ended June 30, 2022, natural gas prices averaged $7.50 per MMBtu, ranging from a high of $9.32 per MMBtu in early June to a low of $5.42 per MMBtu in late June, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. We realized a weighted average natural gas price of $9.57 per Mcf ($8.51 per Mcf including realized losses from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended June 30, 2022, as compared to $4.46 per Mcf for our natural gas production (including revenues attributable to NGLs) for the three months ended June 30, 2021. Certain volumes of our natural gas production are sold at prices established at the beginning of each month by the various markets where we sell our natural gas production, and certain volumes of our natural gas production are sold at daily market prices. NGL prices, and especially propane prices, were also strong in the second quarter of 2022, which further contributed to our second quarter weighted average realized natural gas price. At July 26, 2022, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had increased from the average price for the second quarter of 2022 of $7.50 per MMBtu, settling at $8.99 per MMBtu, which was also a significant increase as compared to $4.10 per MMBtu at July 26, 2021.
From time to time, we use derivative financial instruments to mitigate our exposure to commodity price risk associated with oil, natural gas and NGL prices. Even so, decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. This, in turn, may affect the liquidity that can be accessed through the borrowing base under the Credit Agreement and through the capital markets. During the first six months of 2022, we incurred realized losses on our oil derivative contracts of approximately $52.4 million, primarily as a result of oil prices that were above the ceiling prices of certain of our oil costless collar contracts and above the strike price of certain of our oil basis swap contracts. We also incurred losses on our natural gas derivative contracts of approximately $31.2 million during the second quarter of 2022 as a result of natural gas prices that were above the ceiling prices of certain of our natural gas costless collar contracts. At July 26, 2022, we have derivative contracts in place for approximately 5.4 million Bbl of our anticipated oil production for the third through fourth quarters of 2022, approximately 31.2 Bcf of our anticipated natural gas production for the third through fourth quarters of 2022 and 2.4 Bcf of our anticipated natural gas production for the first quarter of 2023.
The prices we receive for oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the WTI oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At June 30, 2022, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and a significant portion of our natural gas production from the Delaware Basin was sold based on Houston Ship Channel pricing, while the remainder of our Delaware Basin natural gas production was sold primarily based on prices established at the Waha hub in far West Texas.
The Midland-Cushing (Oklahoma) oil price differential has been highly volatile in recent years. At July 26, 2022, this oil price differential was positive at approximately +$1.60 per Bbl. At July 26, 2022, we had derivative contracts in place to mitigate our exposure to this Midland-Cushing (Oklahoma) oil price differential on a portion of our anticipated full year 2022 oil production.
Certain volumes of our Delaware Basin natural gas production are exposed to the Waha-Henry Hub basis differential, which has also been highly volatile in recent years. In early 2022, concerns about natural gas pipeline takeaway capacity out of the Delaware Basin, particularly beginning in the latter half of 2022 and into 2023, began to increase. As a result, the Waha basis differential began to widen, and, at July 26, 2022, this natural gas price differential was approximately ($0.80) per MMBtu. A significant portion of our Delaware Basin natural gas production, however, is sold at Houston Ship Channel pricing and is not exposed to Waha pricing. During 2021 and through the second quarter of 2022, we typically realized a premium to natural gas sold at the Waha hub despite higher transportation charges incurred to transport the natural gas to the Gulf Coast. At certain times, we may also sell a portion of our natural gas production into other markets to improve our realized natural gas pricing. Further, approximately 9% of our reported natural gas production for the six months ended June 30, 2022 was attributable to the Haynesville and Eagle Ford shale plays, which are not exposed to Waha pricing. In addition, as a two-stream reporter, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
At July 26, 2022, we had not experienced material pipeline-related interruptions to our oil, natural gas or NGL production. In certain recent periods, shortages of NGL fractionation capacity were experienced by certain operators in the Delaware Basin. Although we did not encounter such fractionation capacity problems, we can provide no assurances that such problems will not arise. If we do experience any interruptions with takeaway capacity or NGL fractionation, our oil and natural gas revenues, business, financial condition, results of operations and cash flows could be adversely affected. Should we experience future periods of negative pricing for natural gas as we have in previous periods, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results. In addition, we have no derivative contracts in place to mitigate our exposure to these natural gas price differentials in 2022.
As a result of the recent increases in oil and natural gas prices, we have begun to experience inflation in the costs of certain oilfield services, including diesel, steel, labor, trucking, sand, personnel and completion costs, among others. Should oil and natural gas prices remain at their current levels or increase further, we expect to be subject to additional service cost inflation in future periods, which may increase our costs to drill, complete, equip and operate wells. When we revised our D/C/E capital expenditure budget as of July 26, 2022, we budgeted a 20% increase in oilfield service costs, as compared to the fourth quarter of 2021. Should we experience service cost inflation above 20% during the remainder of 2022, we may be required to further increase our 2022 estimated capital expenditure budget. In addition, during the remainder of 2022, supply chain disruptions being experienced throughout the United States and global economy and in the oil and natural gas industry may limit our ability to procure the necessary products and services we need for drilling, completing and producing wells in a timely fashion, which could result in delays to our operations and could, in turn, adversely affect our business, financial condition, results of operations and cash flows.
In addition, should oil and natural gas prices remain at their current levels throughout the remainder of 2022, we expect to exhaust our federal or state net operating loss carryforwards and become subject to federal and state income taxes in future periods. At July 26, 2022, given our current projections, we expect to pay federal income taxes and state income taxes in New Mexico beginning in 2022, as reflected by our current income tax provision of $51.7 million for the six months ended June 30, 2022.
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
In January 2021, President Biden signed an executive order instructing the Department of the Interior to pause new oil and natural gas leases on public lands pending completion of a comprehensive review and consideration of federal oil and natural gas permitting and leasing practices, which has lapsed at June 30, 2022. In 2019, 2020 and 2021, an environmental group filed three lawsuits in federal district courts in New Mexico and the District of Columbia challenging certain Bureau of Land Management (“BLM”) lease sales, including lease sales in which we purchased leases in New Mexico. In 2021, ten states, led by the State of Louisiana, filed a lawsuit in federal district court in Louisiana against President Biden and various other federal government officials and agencies challenging an executive order directing the federal government to utilize certain calculations of the “social cost” of carbon and other greenhouse gases in its decision making. The BLM has, at times, indicated that the lease sale litigation and the social cost of carbon litigation may delay lease sales and the approval of drilling permits. The impact of federal actions and lawsuits related to the oil and natural gas industry remains unclear, and should other limitations or prohibitions be imposed or continue to be applied, our operations on federal lands could be adversely impacted. Such limitations or prohibitions would almost certainly impact our 2022 and future drilling and completion plans and could materially impact our production volumes, revenues, reserves, cash flows and availability under our Credit Agreement. See “Risk Factors—Risks Related to Laws and Regulations” in the Annual Report.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At June 30, 2022, The Bank of Nova Scotia, BMO Harris Financing (Bank of Montreal), PNC Bank, Royal Bank of Canada and Truist Bank (or affiliates thereof) were the counterparties for all of our derivative instruments. We have considered the credit standing of the counterparties in determining the fair value of our derivative financial instruments. See Note 7 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments. Such information is incorporated herein by reference.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls during the three months ended June 30, 2022 that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2022, the Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
April 1, 2022 to April 30, 2022	20,592	$49.02	—	—
May 1, 2022 to May 31, 2022	—	$—	—	—
June 1, 2022 to June 30, 2022	16,859	$62.11	—	—
Total	37,451	$54.91	—	—
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

10.1
First Amendment to Fourth Amended and Restated Credit Agreement dated as of April 25, 2022, by and among MRC Energy Company, as Borrower, the lending entities from time to time parties thereto as Lenders, and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.2†
First Amendment to Matador Resources Company 2019 Long-Term Incentive Plan effective April 21, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2022).

10.3†	Matador Resources Company 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 16, 2022).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations - Unaudited, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATADOR RESOURCES COMPANY

Date: July 29, 2022	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: July 29, 2022	By:	/s/ Michael D. Frenzel
Michael D. Frenzel
Executive Vice President and Treasurer (Principal Financial Officer)