Form 10-Q
period 2022-09-30
Matador Resources Co
filed 2022-10-28
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 25, 2022, there were 118,161,520 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except par value and share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$400,484	$48,135
Restricted cash	41,236	38,785
Accounts receivable
Oil and natural gas revenues	268,869	164,242
Joint interest billings	120,786	48,366
Other	28,401	28,808
Derivative instruments	1,499	1,971
Lease and well equipment inventory	14,388	12,188
Prepaid expenses and other current assets	51,228	28,810
Total current assets	926,891	371,305
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	6,627,788	6,007,325
Unproved and unevaluated	1,000,720	964,714
Midstream properties	1,038,883	900,979
Other property and equipment	31,550	30,123
Less accumulated depletion, depreciation and amortization	(4,380,674)	(4,046,456)
Net property and equipment	4,318,267	3,856,685
Other assets
Other long-term assets	59,992	34,163
Total assets	$5,305,150	$4,262,153
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$61,105	$26,256
Accrued liabilities	306,539	253,283
Royalties payable	134,373	94,359
Amounts due to affiliates	25,396	27,324
Derivative instruments	17,879	16,849
Advances from joint interest owners	26,993	18,074
Income taxes payable	3,439	—
Other current liabilities	49,465	28,692
Total current liabilities	625,189	464,837
Long-term liabilities
Borrowings under Credit Agreement	—	100,000
Borrowings under San Mateo Credit Facility	440,000	385,000
Senior unsecured notes payable	752,850	1,042,580
Asset retirement obligations	51,707	41,689
Deferred income taxes	349,205	77,938
Other long-term liabilities	20,591	22,721
Total long-term liabilities	1,614,353	1,669,928
Commitments and contingencies (Note 9)
Shareholders’ equity
Common stock - $0.01 par value, 160,000,000 shares authorized; 118,248,112 and 117,861,923 shares issued; and 118,155,815 and 117,850,233 shares outstanding, respectively	1,183	1,179
Additional paid-in capital	2,094,611	2,077,592
Retained earnings (accumulated deficit)	765,602	(171,318)
Treasury stock, at cost, 92,297 and 11,945 shares, respectively	(2,585)	(243)
Total Matador Resources Company shareholders’ equity	2,858,811	1,907,210
Non-controlling interest in subsidiaries	206,797	220,178
Total shareholders’ equity	3,065,608	2,127,388
Total liabilities and shareholders’ equity	$5,305,150	$4,262,153

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Oil and natural gas revenues	$751,444	$461,465	$2,270,728	$1,189,772
Third-party midstream services revenues	24,707	20,486	63,899	55,774
Sales of purchased natural gas	77,943	38,770	157,290	54,198
Realized loss on derivatives	(56,263)	(57,419)	(139,865)	(125,943)
Unrealized gain (loss) on derivatives	43,097	9,049	(1,502)	(77,178)
Total revenues	840,928	472,351	2,350,550	1,096,623
Expenses
Production taxes, transportation and processing	73,964	48,896	219,441	126,913
Lease operating	42,360	27,433	116,172	82,124
Plant and other midstream services operating	24,790	17,043	66,265	44,452
Purchased natural gas	69,442	34,581	142,903	47,064
Depletion, depreciation and amortization	118,870	89,061	334,747	255,368
Accretion of asset retirement obligations	679	518	1,739	1,529
General and administrative	27,549	24,633	81,713	71,218
Total expenses	357,654	242,165	962,980	628,668
Operating income	483,274	230,186	1,387,570	467,955
Other income (expense)
Net loss on asset sales and impairment	(1,113)	(251)	(1,311)	(251)
Interest expense	(15,996)	(17,989)	(50,740)	(55,579)
Other income (expense)	1,804	(585)	(2,682)	(1,246)
Total other expense	(15,305)	(18,825)	(54,733)	(57,076)
Income before income taxes	467,969	211,361	1,332,837	410,879
Income tax provision (benefit)
Current	270	—	51,940	—
Deferred	113,671	(6,701)	266,489	1,488
Total income tax provision (benefit)	113,941	(6,701)	318,429	1,488
Net income	354,028	218,062	1,014,408	409,391
Net income attributable to non-controlling interest in subsidiaries	(16,456)	(14,434)	(53,994)	(39,213)
Net income attributable to Matador Resources Company shareholders	$337,572	$203,628	$960,414	$370,178
Earnings per common share
Basic	$2.86	$1.74	$8.13	$3.17
Diluted	$2.82	$1.71	$8.01	$3.12
Weighted average common shares outstanding
Basic	118,136	117,008	118,063	116,872
Diluted	119,850	119,197	119,867	118,788
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Nine Months Ended September 30, 2022

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

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Nine Months Ended September 30, 2022

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at July 1, 2022	118,201	$1,182	$2,090,564	$439,780	71	$(2,356)	$2,529,170	$212,881	$2,742,051
Dividends declared ($0.10 per share)	—	—	—	(11,750)	—	—	(11,750)	—	(11,750)
Issuance of common stock pursuant to employee stock compensation plan	12	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	5,222	—	—	—	5,222	—	5,222
Stock options exercised, net of options forfeited in net share settlements, and employee stock purchases	35	1	(1,175)	—	—	—	(1,174)	—	(1,174)
Restricted stock forfeited	—	—	—	—	21	(229)	(229)	—	(229)
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(22,540)	(22,540)
Current period net income	—	—	—	337,572	—	—	337,572	16,456	354,028
Balance at September 30, 2022	118,248	$1,183	$2,094,611	$765,602	92	$(2,585)	$2,858,811	$206,797	$3,065,608

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

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Nine Months Ended September 30, 2021

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at July 1, 2021	117,123	$1,171	$2,061,815	$(580,981)	130	$(2,243)	$1,479,762	$222,364	$1,702,126
Dividends declared ($0.025 per share)	—	—	—	(2,915)	—	—	(2,915)	—	(2,915)
Issuance of common stock pursuant to employee stock compensation plan	3	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	3,856	—	—	—	3,856	—	3,856
Stock options exercised, net of options forfeited in net share settlements	123	1	211	—	—	—	212	—	212
Restricted stock forfeited	—	—	(1,138)	—	16	(138)	(1,276)	—	(1,276)
Contribution related to formation of San Mateo, net of tax of $1.3 million (see Note 6)	—	—	4,740	—	—	—	4,740	—	4,740
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(16,905)	(16,905)
Current period net income	—	—	—	203,628	—	—	203,628	14,434	218,062
Balance at September 30, 2021	117,249	$1,172	$2,069,484	$(380,268)	146	$(2,381)	$1,688,007	$219,893	$1,907,900
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$1,014,408	$409,391
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized loss on derivatives	1,502	77,178
Depletion, depreciation and amortization	334,747	255,368
Accretion of asset retirement obligations	1,739	1,529
Stock-based compensation expense	10,887	5,617
Deferred income tax provision	266,489	1,488
Amortization of debt issuance cost and other debt-related costs	(682)	2,443
Net loss on asset sales and impairment	1,311	251
Changes in operating assets and liabilities
Accounts receivable	(170,101)	(111,221)
Lease and well equipment inventory	(1,732)	(1,179)
Prepaid expenses and other current assets	(21,886)	(9,515)
Other long-term assets	257	637
Accounts payable, accrued liabilities and other current liabilities	51,078	60,619
Royalties payable	40,014	25,313
Advances from joint interest owners	8,919	1,149
Income taxes payable	3,439	—
Other long-term liabilities	(8,173)	(242)
Net cash provided by operating activities	1,532,216	718,826
Investing activities
Drilling, completion and equipping capital expenditures	(545,453)	(317,486)
Acquisition of oil and natural gas properties	(134,255)	(29,720)
Midstream capital expenditures	(51,413)	(40,222)
Acquisition of midstream assets	(75,816)	—
Expenditures for other property and equipment	(690)	(465)
Proceeds from sale of assets	46,507	4,215
Net cash used in investing activities	(761,120)	(383,678)
Financing activities
Purchase of senior unsecured notes	(283,960)	—
Repayments of borrowings under Credit Agreement	(300,000)	(390,000)
Borrowings under Credit Agreement	200,000	70,000
Repayments of borrowings under San Mateo Credit Facility	(120,000)	(64,000)
Borrowings under San Mateo Credit Facility	175,000	87,500
Cost to amend credit facilities	(506)	(878)
Proceeds from stock options exercised	—	213
Dividends paid	(23,494)	(8,741)
Contributions related to formation of San Mateo	22,750	37,626
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(67,375)	(45,815)
Taxes paid related to net share settlement of stock-based compensation	(18,264)	(4,161)
Other	(447)	(484)
Net cash used in financing activities	(416,296)	(318,740)
Increase in cash and restricted cash	354,800	16,408
Cash and restricted cash at beginning of period	86,920	91,383
Cash and restricted cash at end of period	$441,720	$107,791

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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements, Basis of Presentation, Consolidation and Significant Estimates
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) but do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022 (the “Annual Report”). The Company consolidates certain subsidiaries and joint ventures that are less than wholly-owned and are not involved in oil and natural gas exploration, including its midstream joint venture, San Mateo Midstream, LLC (collectively with its subsidiaries, “San Mateo”), and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification, Consolidation (Topic 810). The Company proportionately consolidates certain joint ventures that are less than wholly-owned and are involved in oil and natural gas exploration. All intercompany accounts and transactions have been eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all normal, recurring adjustments that are necessary for a fair presentation of the Company’s interim unaudited condensed consolidated financial statements as of September 30, 2022. Amounts as of December 31, 2021 are derived from the Company’s audited consolidated financial statements included in the Annual Report.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Revenues
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the three and nine months ended September 30, 2022 and 2021 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues from contracts with customers	$854,094	$520,721	$2,491,917	$1,299,744
Realized loss on derivatives	(56,263)	(57,419)	(139,865)	(125,943)
Unrealized gain (loss) on derivatives	43,097	9,049	(1,502)	(77,178)
Total revenues	$840,928	$472,351	$2,350,550	$1,096,623

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Oil revenues	$522,266	$325,560	$1,632,621	$853,953
Natural gas revenues	229,178	135,905	638,107	335,819
Third-party midstream services revenues	24,707	20,486	63,899	55,774
Sales of purchased natural gas	77,943	38,770	157,290	54,198
Total revenues from contracts with customers	$854,094	$520,721	$2,491,917	$1,299,744

Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, the Company is required to perform a ceiling test each quarter that determines a limit, or ceiling, on the capitalized costs of oil and natural gas properties based primarily on the after-tax estimated future net cash flows from oil and natural gas properties using a 10% discount rate and the arithmetic average of first-day-of-the-month oil and natural gas prices for the prior 12-month period. For both the three and nine months ended September 30, 2022, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and, as a result, no impairment charge was necessary.
The Company capitalized approximately $11.4 million and $9.9 million of its general and administrative costs and approximately $3.0 million and $1.5 million of its interest expense for the three months ended September 30, 2022 and 2021, respectively. The Company capitalized approximately $35.0 million and $28.6 million of its general and administrative costs and approximately $7.4 million and $3.9 million of its interest expense for the nine months ended September 30, 2022 and 2021, respectively.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The following table sets forth the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2022 and 2021 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average common shares outstanding
Basic	118,136	117,008	118,063	116,872
Dilutive effect of options and restricted stock units	1,714	2,189	1,804	1,916
Diluted weighted average common shares outstanding	119,850	119,197	119,867	118,788
A total of 1.3 million options to purchase shares of Matador’s common stock were excluded from the diluted weighted average common shares outstanding for the nine months ended September 30, 2021, because their effects were anti-dilutive.
NOTE 3 — ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2022 (in thousands).

Beginning asset retirement obligations	$41,959
Liabilities incurred during period	3,164
Liabilities settled during period	(1,198)
Revisions in estimated cash flows	10,794
Divestitures during period	(4,304)
Accretion expense	1,739
Ending asset retirement obligations	52,154
Less: current asset retirement obligations(1)	(447)
Long-term asset retirement obligations	$51,707
 _______________
(1)Included in accrued liabilities in the Company’s interim unaudited condensed consolidated balance sheet at September 30, 2022.
NOTE 4 — DEBT
At September 30, 2022, the Company had (i) $757.4 million of outstanding senior notes due 2026 (the “Notes”), (ii) no borrowings outstanding under its reserves-based revolving credit facility (the “Credit Agreement”) and (iii) approximately $45.6 million in outstanding letters of credit issued pursuant to the Credit Agreement. During the first quarter of 2022, the $7.5 million unsecured U.S. Small Business Administration loan was forgiven under the terms of the loan agreement and recorded as a gain on the extinguishment of debt within “Other expense” on the unaudited condensed consolidated statement of operations. During the three and nine months ended September 30, 2022, the Company repurchased $148.6 million and $292.6 million of its Notes for $144.9 million and $287.4 million, respectively. Between September 30, 2022 and October 25, 2022, the Company repurchased an additional $7.4 million of its Notes for $7.2 million.
At September 30, 2022, San Mateo had $440.0 million in borrowings outstanding under its revolving credit facility (the “San Mateo Credit Facility”) and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 4 — DEBT — Continued
Credit Facility. Between September 30, 2022 and October 25, 2022, San Mateo repaid $20.0 million of borrowings under the San Mateo Credit Facility.
Credit Agreements
MRC Energy Company
The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of the Company’s proved oil and natural gas reserves at December 31 and June 30 of each year, respectively. The Company and the lenders may each request an unscheduled redetermination of the borrowing base once between scheduled redetermination dates. In April 2022, the lenders completed their review of the Company’s proved oil and natural gas reserves, and, as a result, the borrowing base was increased to $2.00 billion, the borrowing commitment was increased to $775.0 million and the maximum facility amount remained $1.50 billion. In addition, the terms of the Credit Agreement were amended to increase the sublimit for issuances of letters of credit under the Credit Agreement from $50 million to $100 million and replace the London Interbank Offered Rate (“LIBOR”) interest rate benchmark with an Adjusted Term SOFR (as defined in the Credit Agreement) interest rate benchmark. After giving effect to the amendment to the Credit Agreement, the applicable interest rate margin for borrowings under the Credit Agreement ranges from 1.75% to 2.75% per annum for borrowings bearing interest with reference to the Adjusted Term SOFR and from 0.75% to 1.75% per annum for borrowings bearing interest with reference to the Alternate Base Rate (as defined in the Credit Agreement), in each case depending on the level of borrowings under the Credit Agreement. In addition, the Adjusted Term SOFR includes a credit spread adjustment of 0.10% per annum for all interest periods. This April 2022 redetermination constituted the regularly scheduled May 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected commitment (subject to compliance with the covenants noted below). The Credit Agreement matures October 31, 2026.
The Credit Agreement requires the Company to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities under the Credit Agreement, of not less than 1.0 to 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $75.0 million of cash or cash equivalents), divided by a rolling four quarter EBITDA calculation, of 3.5 to 1.0 or less. The Company believes that it was in compliance with the terms of the Credit Agreement at September 30, 2022.
San Mateo Midstream, LLC
The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility matures December 19, 2023 and lender commitments under the revolving credit facility were $450.0 million at September 30, 2022 (subject to San Mateo’s compliance with the covenants noted below). The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments to up to $700.0 million.
The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.0 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense, of 2.5 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. The Company believes that San Mateo was in compliance with the terms of the San Mateo Credit Facility at September 30, 2022.
Senior Unsecured Notes
During the three and nine months ended September 30, 2022, the Company repurchased $148.6 million and $292.6 million of its Notes for $144.9 million and $287.4 million, respectively. At September 30, 2022, the Company had $757.4 million of outstanding Notes, which have a 5.875% coupon rate. The Notes mature September 15, 2026, and interest is payable on the Notes semi-annually in arrears on each March 15 and September 15. The Notes are jointly and severally guaranteed on a senior unsecured basis by certain subsidiaries of the Company.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 5 — INCOME TAXES
The Company recorded a current income tax provision of $0.3 million and $51.9 million, respectively, and a deferred income tax provision of $113.7 million and $266.5 million, respectively, for the three and nine months ended September 30, 2022. The Company’s effective income tax rate of 25% for both the three and nine months ended September 30, 2022 differed from the U.S. federal statutory rate due primarily to permanent differences between book and tax income and state taxes, primarily in New Mexico.
The Company recorded a deferred income tax benefit of $6.7 million and a deferred income tax provision of $1.5 million for the three and nine months ended September 30, 2021, respectively. As a result of the full-cost ceiling impairments recorded in 2020, the Company recognized a valuation allowance against its net deferred tax assets for the year ended December 31, 2020. Due to a variety of factors, including the Company’s significant net income during 2021, the Company’s federal valuation allowance was reversed as of September 30, 2021 as the deferred tax assets were determined to be more likely than not to be utilized. The Company’s income tax position for the three and nine months ended September 30, 2021 differed from amounts computed by applying the U.S. federal statutory rate to the pre-tax income due primarily to the impact of reversing the Company’s federal valuation allowance as of September 30, 2021, as well as permanent differences between book and tax income and state taxes, primarily in New Mexico.
NOTE 6 — EQUITY
Stock-based Compensation
During the nine months ended September 30, 2022, the Company granted awards to certain of its employees of 226,238 service-based restricted stock units to be settled in cash, which are liability instruments, 230,251 performance-based stock units and 226,656 service-based shares of restricted stock, which are equity instruments. The performance-based stock units vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year period ending December 31, 2024, as compared to a designated peer group. The service-based restricted stock and restricted stock units vest over a three-year period. The fair value of these awards was approximately $35.2 million on the grant date.
In April 2022, the Company’s Board of Directors (the “Board”) adopted, subject to shareholder approval, the first amendment to the 2019 Long-Term Incentive Plan, authorizing an additional 3.7 million shares of common stock for issuance to employees, directors, contractors or advisors of the Company. In June 2022, the Company’s shareholders approved such amendment.
Employee Stock Purchase Plan
In April 2022, the Board adopted, subject to shareholder approval, an Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to encourage and enable the Company’s eligible employees to acquire an interest in the Company through the ownership of common stock. In June 2022, the Company’s shareholders approved the ESPP. A maximum of 4.0 million shares of common stock may be purchased under the ESPP.
Common Stock Dividend
The Board declared a quarterly cash dividend of $0.05 per share of common stock in both the first and second quarters of 2022. The dividend, which totaled $5.9 million in each quarter, was paid on March 14, 2022 and June 3, 2022. In June 2022, the Board amended the Company’s dividend policy to increase the quarterly dividend to $0.10 per share of common stock. In the third quarter of 2022, the Board declared a quarterly cash dividend of $0.10 per share of common stock, which totaled $11.8 million and was paid on September 1, 2022. In October 2022, the Board declared a quarterly cash dividend of $0.10 per share of common stock payable on December 1, 2022 to shareholders of record as of November 10, 2022.
San Mateo Distributions and Contributions
During the three months ended September 30, 2022 and 2021, San Mateo distributed $23.5 million and $17.6 million, respectively, to the Company and $22.5 million and $16.9 million, respectively, to a subsidiary of Five Point Energy LLC (“Five Point”), the Company’s joint venture partner in San Mateo. During the nine months ended September 30, 2022 and 2021, San Mateo distributed $70.1 million and $47.7 million, respectively, to the Company and $67.4 million and $45.8 million, respectively, to Five Point. During the three and nine months ended September 30, 2022 and 2021, there were no contributions to San Mateo by either the Company or Five Point.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 6 — EQUITY — Continued
Performance Incentives
No performance incentives were paid by Five Point to the Company during the three months ended September 30, 2022. Five Point paid to the Company $6.0 million in performance incentives during the three months ended September 30, 2021. Five Point paid to the Company $22.8 million and $37.6 million in performance incentives during the nine months ended September 30, 2022 and 2021, respectively. These performance incentives are recorded when received, net of the $4.8 million and $1.3 million deferred tax impact to Matador for the nine months ended September 30, 2022 and 2021, respectively, in “Additional paid-in capital” in the Company’s interim unaudited condensed consolidated balance sheets. These performance incentives for the nine months ended September 30, 2022 and 2021 are also denoted as “Contributions related to formation of San Mateo” under “Financing activities” in the Company’s interim unaudited condensed consolidated statements of cash flows and changes in shareholders’ equity.
NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2022, the Company had various costless collar and swap contracts open and in place to mitigate its exposure to oil and natural gas price volatility, each with a specific term (calculation period), notional quantity (volume hedged) and price floor and ceiling for the collars and fixed price for the swaps. At September 30, 2022, each contract was set to expire at varying times during 2022. The Company had no open contracts associated with natural gas liquids (“NGL”) prices at September 30, 2022.
The following is a summary of the Company’s open costless collar contracts for oil and natural gas at September 30, 2022.

Commodity	Calculation Period	Notional Quantity (Bbl or MMBtu)	Weighted Average Price Floor ($/Bbl or $/MMBtu)	Weighted Average Price Ceiling ($/Bbl or $/MMBtu)	Fair Value of Asset (Liability) (thousands)
Oil	10/01/2022 - 12/31/2022	2,700,000	$65.22	$110.49	$(2,947)
Natural Gas	10/01/2022 - 12/31/2022	13,200,000	$3.68	$7.61	(13,610)
Natural Gas	01/01/2023 - 03/31/2023	2,400,000	$6.00	$14.00	1,349
Total open costless collar contracts					$(15,208)
The following is a summary of the Company’s open basis swap contracts for oil at September 30, 2022.

Commodity	Calculation Period	Notional Quantity (Bbl)	Fixed Price ($/Bbl)	Fair Value of Asset (Liability) (thousands)
Oil Basis	10/01/2022 - 12/31/2022	1,380,000	$0.95	$(1,172)
Total open basis swap contracts				$(1,172)

At September 30, 2022, the net liability value for the Company’s open derivative financial instruments was $16.4 million.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the interim unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the condensed consolidated balance sheets	Net amounts presented in the condensed consolidated balance sheets
September 30, 2022
Current assets	$49,571	$(48,072)	$1,499
Current liabilities	(65,951)	48,072	(17,879)
Total	$(16,380)	$—	$(16,380)
December 31, 2021
Current assets	$215,145	$(213,174)	$1,971
Current liabilities	(230,023)	213,174	(16,849)
Total	$(14,878)	$—	$(14,878)
The following table summarizes the location and aggregate gain (loss) of all derivative financial instruments recorded in the interim unaudited condensed consolidated statements of operations for the periods presented (in thousands).

		Three Months Ended September 30,		Nine Months Ended September 30,
Type of Instrument	Location in Condensed Consolidated Statement of Operations	2022	2021	2022	2021
Derivative Instrument
Oil	Revenues: Realized loss on derivatives	$(14,779)	$(52,774)	$(67,182)	$(121,460)
Natural Gas	Revenues: Realized loss on derivatives	(41,484)	(4,645)	(72,683)	(4,483)
Realized loss on derivatives		(56,263)	(57,419)	(139,865)	(125,943)
Oil	Revenues: Unrealized (loss) gain on derivatives	(1,873)	38,961	(36,236)	(35,471)
Natural Gas	Revenues: Unrealized gain (loss) on derivatives	44,970	(29,912)	34,734	(41,707)
Unrealized gain (loss) on derivatives		43,097	9,049	(1,502)	(77,178)
Total		$(13,166)	$(48,370)	$(141,367)	$(203,121)
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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of September 30, 2022 and December 31, 2021 (in thousands).

	Fair Value Measurements at September 30, 2022 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$(4,119)	$—	$(4,119)
Natural gas derivatives	—	(12,261)	—	(12,261)
Contingent consideration related to business combination	—	—	(7,888)	(7,888)
Total	$—	$(16,380)	$(7,888)	$(24,268)

	Fair Value Measurements at December 31, 2021 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$(14,727)	$—	$(14,727)
Natural gas derivatives	—	(151)	—	(151)
Contingent consideration related to business combination	—	—	(8,203)	(8,203)
Total	$—	$(14,878)	$(8,203)	$(23,081)

Additional disclosures related to derivative financial instruments are provided in Note 7.
Other Fair Value Measurements
At September 30, 2022 and December 31, 2021, the carrying values reported on the interim unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners, income taxes payable and other current liabilities approximated their fair values due to their short-term maturities.
At September 30, 2022 and December 31, 2021, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
At September 30, 2022 and December 31, 2021, the fair value of the Notes was $731.4 million and $1.08 billion, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 9 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Produced Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and produced water from certain portions of its acreage for transportation, gathering, processing, fractionation, sales and disposal. The Company paid approximately $13.0 million and $13.4 million for deliveries under these agreements during the three months ended September 30, 2022 and 2021, respectively, and $36.8 million and $41.1 million for deliveries under these agreements during the nine months ended September 30, 2022 and 2021, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at September 30, 2022, the total deficiencies required to be paid by the Company under these agreements would be approximately $557.8 million.
San Mateo Commitments
The Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks and Wolf asset areas and acreage in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and the Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, the Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements (collectively with the transportation, gathering and produced water disposal agreements, the “Operational Agreements”). San Mateo provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The remaining minimum contractual obligation under the Operational Agreements at September 30, 2022 was approximately $301.7 million.
Legal Proceedings
The Company is a party to several legal proceedings encountered in the ordinary course of its business. While the ultimate outcome and impact on the Company cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
NOTE 10 — SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at September 30, 2022 and December 31, 2021 (in thousands).

	September 30, 2022	December 31, 2021
Accrued evaluated and unproved and unevaluated property costs	$151,413	$128,598
Accrued midstream properties costs	21,115	7,799
Accrued lease operating expenses	46,896	32,182
Accrued interest on debt	1,991	18,232
Accrued asset retirement obligations	447	270
Accrued partners’ share of joint interest charges	37,836	17,460
Accrued payable related to purchased natural gas	21,176	11,284
Other	25,665	37,458
Total accrued liabilities	$306,539	$253,283

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 10 — SUPPLEMENTAL DISCLOSURES — Continued
Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the nine months ended September 30, 2022 and 2021 (in thousands).

	Nine Months Ended September 30,
	2022	2021
Cash paid for income taxes	$48,500	$—
Cash paid for interest expense, net of amounts capitalized	$66,922	$51,468
Increase in asset retirement obligations related to mineral properties	$8,279	$157
Increase in asset retirement obligations related to midstream properties	$177	$104
Increase in liabilities for drilling, completion and equipping capital expenditures	$25,715	$29,256
(Decrease) increase in liabilities for acquisition of oil and natural gas properties	$(2,897)	$3,299
Increase in liabilities for midstream properties capital expenditures	$13,214	$5,874
Stock-based compensation expense recognized as a liability	$22,962	$20,535
Transfer of inventory from (to) oil and natural gas properties	$467	$(625)

The following table provides a reconciliation of cash and restricted cash recorded in the interim unaudited condensed consolidated balance sheets to cash and restricted cash as presented on the interim unaudited condensed consolidated statements of cash flows (in thousands).

	Nine Months Ended September 30,
	2022	2021
Cash	$400,484	$73,128
Restricted cash	41,236	34,663
Total cash and restricted cash	$441,720	$107,791

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 11 — SEGMENT INFORMATION
The Company operates in two business segments: (i) exploration and production and (ii) midstream. The exploration and production segment is engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States and is currently focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. The midstream segment conducts midstream operations in support of the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties. The majority of the Company’s midstream operations in the Rustler Breaks, Wolf and Stateline asset areas and the Greater Stebbins Area in the Delaware Basin, which comprise most of the Company’s midstream operations, are conducted through San Mateo. In addition, on June 30, 2022, an indirect wholly-owned subsidiary of the Company acquired a cryogenic gas processing plant, three compressor stations and approximately 45 miles of natural gas gathering pipelines in Lea and Eddy Counties, New Mexico as part of the acquisition (the “Pronto Acquisition”) of a wholly-owned subsidiary of Summit Midstream Partners, LP that was subsequently renamed Pronto Midstream, LLC (“Pronto”). Neither San Mateo nor Pronto is a guarantor of the Notes.
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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended September 30, 2022
Oil and natural gas revenues	$746,874	$4,570	$—	$—	$751,444
Midstream services revenues	—	75,844	—	(51,137)	24,707
Sales of purchased natural gas	51,563	26,380	—	—	77,943
Realized loss on derivatives	(56,263)	—	—	—	(56,263)
Unrealized gain on derivatives	43,097	—	—	—	43,097
Expenses(1)	318,746	66,270	23,775	(51,137)	357,654
Operating income(2)	$466,525	$40,524	$(23,775)	$—	$483,274
Total assets	$3,900,138	$997,839	$407,173	$—	$5,305,150
Capital expenditures(3)	$302,499	$27,851	$407	$—	$330,757
_____________________
(1)Includes depletion, depreciation and amortization expenses of $109.1 million and $9.2 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.6 million.
(2)Includes $16.5 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Includes $60.7 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $13.2 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Nine Months Ended September 30, 2022
Oil and natural gas revenues	$2,261,395	$9,333	$—	$—	$2,270,728
Midstream services revenues	—	218,279	—	(154,380)	63,899
Sales of purchased natural gas	103,217	54,073	—	—	157,290
Realized loss on derivatives	(139,865)	—	—	—	(139,865)
Unrealized loss on derivatives	(1,502)	—	—	—	(1,502)
Expenses(1)	888,796	157,767	70,797	(154,380)	962,980
Operating income(2)	$1,334,449	$123,918	$(70,797)	$—	$1,387,570
Total assets	$3,900,138	$997,839	$407,173	$—	$5,305,150
Capital expenditures(3)	$714,987	$138,975	$690	$—	$854,652

_____________________
(1)Includes depletion, depreciation and amortization expenses of $307.5 million and $25.5 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $1.8 million.
(2)Includes $54.0 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Includes $131.4 million attributable to land and seismic acquisition expenditures related to the exploration and production segment, $75.0 million in midstream acquisition expenditures and $30.7 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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
As consideration for the business combination, the Company paid approximately $161.7 million in cash, subject to certain customary post-closing working capital adjustments, including adjusting for production, revenues, operating expenses and capital expenditures from August 1, 2021 to closing. In addition, the Company will increase the purchase price by $5.0 million for each quarter during 2022 in which the average oil price, as defined in the purchase and sale agreement, is greater than $75.00 per barrel. The Company recorded this contingent consideration at fair value on the date of the business combination and will record the change in the fair value in future periods as “Other expense” in its unaudited condensed consolidated statements of operations. The change in the fair value of the contingent consideration included in “Other expense” during the three and nine months ended September 30, 2022 was income of $0.4 million and an expense of $9.7 million, respectively. During the three and nine months ended September 30, 2022, the Company paid $5.0 million and $10.0 million in cash, respectively, related to this contingent consideration. The estimated fair value of the remaining payments was $7.9 million as of September 30, 2022. The Company used the Monte Carlo simulation method to measure the fair value of the contingent consideration, which has unobservable inputs and is thus classified at Level 3 in the fair value hierarchy (see Note 8 for discussion of the fair value hierarchy).
The allocation of the consideration given related to this business combination was as follows (in thousands), which the Company considers to be final as of September 30, 2022.

Consideration given	Allocation
Cash	$161,680
Working capital adjustments	(4,444)
Fair value of contingent consideration at December 14, 2021	6,718
Total consideration given	$163,954

Allocation of purchase price
Oil and natural gas properties
Evaluated	$139,312
Unproved and unevaluated	32,260
Accrued liabilities	(360)
Advances from joint interest owners	(6,865)
Asset retirement obligations	(393)
Net assets acquired	$163,954

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 12 — BUSINESS COMBINATIONS — Continued
On June 30, 2022, the Company acquired a cryogenic gas processing plant, three compressor stations and approximately 45 miles of natural gas gathering pipelines in Lea and Eddy Counties, New Mexico as part of the Pronto Acquisition. This acquisition was also accounted for as a business combination in accordance with ASC Topic 805. In addition, the Company assumed certain takeaway capacity on a Federal Energy Regulatory Commission regulated natural gas pipeline. As consideration for the business combination, the Company paid approximately $77.8 million in cash, subject to certain customary post-closing purchase price adjustments. The pro forma impact of this business combination to revenues and net income for 2022 would not be material to the Company’s 2022 revenues and net income as reported.
At September 30, 2022, the preliminary allocation of the consideration given related to this business combination was as set forth in the following table (in thousands). The Company anticipates that the allocation of the consideration given should be finalized during 2022 upon determination of the final customary post-closing purchase price adjustments.

Consideration given	Allocation
Total cash consideration given	$77,828

Allocation of purchase price
Cash acquired	$2,012
Property, plant & equipment	74,695
Accounts receivable	5,633
Other assets	296
Accrued liabilities	(4,808)
Net assets acquired	$77,828

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
In this Quarterly Report on Form 10-Q (this “Quarterly Report”), (i) references to “we,” “our” or the “Company” refer to Matador Resources Company and its subsidiaries as a whole (unless the context indicates otherwise), (ii) references to “Matador” refer solely to Matador Resources Company, (iii) references to “San Mateo” refer to San Mateo Midstream, LLC, collectively with its subsidiaries and (iv) references to “Pronto” refer to Pronto Midstream, LLC, and the “Pronto Acquisition” refers to the acquisition of Pronto by a subsidiary of the Company on June 30, 2022. For certain oil and natural gas terms used in this Quarterly Report, please see the “Glossary of Oil and Natural Gas Terms” included with the Annual Report.
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
By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include those described in the “Risk Factors” section of the Annual Report, as well as the following factors, among others: general economic conditions; our ability to execute our business plan, including whether our drilling program is successful; changes in oil, natural gas and natural gas liquids prices and the demand for oil, natural gas and natural gas liquids; our ability to secure sufficient pipeline takeaway capacity for our oil, natural gas and natural gas liquids; our ability to replace reserves and efficiently develop current reserves; the operating results of our midstream business’ oil, natural gas and water gathering and transportation systems, pipelines and facilities, the acquiring of third-party business and the drilling of any additional salt water disposal wells; costs of operations; delays and other difficulties related to producing oil, natural gas and natural gas liquids; delays and other difficulties related to regulatory and governmental approvals and restrictions; impact on our operations due to seismic events; availability of sufficient capital to execute our business plan, including from future cash flows, available borrowing capacity under our revolving credit facilities and otherwise; our ability to make acquisitions on economically acceptable terms; our ability to integrate acquisitions; the operating results of and any potential distributions from our joint ventures; weather and environmental conditions; the impact of the worldwide spread of the novel coronavirus (“COVID-19”), or variants thereof, on oil and natural gas demand, oil and natural gas prices and our business; and the other factors discussed below and elsewhere in this Quarterly Report and in other documents that we file with or furnish to the SEC, all of which are difficult to predict. Forward-looking statements may include statements about:
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
•our ability and the ability of our midstream joint venture to construct, maintain and operate midstream pipelines and facilities, including the operation of cryogenic natural gas processing plants and the drilling of additional salt water disposal wells;
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
•the impact of COVID-19, or variants thereof, on the oil and natural gas industry and our business;
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
Third Quarter Highlights
For the three months ended September 30, 2022, our total oil equivalent production was 9.7 million BOE, and our average daily oil equivalent production was 105,214 BOE per day, of which 60,200 Bbl per day, or 57%, was oil and 270.3 MMcf per day, or 43%, was natural gas. Our average daily oil production of 60,200 Bbl per day for the three months ended September 30, 2022 increased 19% year-over-year from 50,700 Bbl per day for the three months ended September 30, 2021. Our average daily natural gas production of 270.3 MMcf per day for the three months ended September 30, 2022 increased 15% year-over-year from 235.7 MMcf per day for the three months ended September 30, 2021.

For the third quarter of 2022, we reported net income attributable to Matador shareholders of $337.6 million, or $2.82 per diluted common share, on a generally accepted accounting principles in the United States (“GAAP”) basis, as compared to net income attributable to Matador shareholders of $203.6 million, or $1.71 per diluted common share, for the third quarter of 2021. For the third quarter of 2022, our Adjusted EBITDA attributable to Matador shareholders (“Adjusted EBITDA”), a non-GAAP financial measure, was $539.7 million, as compared to Adjusted EBITDA of $293.8 million during the third quarter of 2021.
For the nine months ended September 30, 2022, we reported net income attributable to Matador shareholders of $960.4 million, or $8.01 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $370.2 million, or $3.12 per diluted common share, for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, our Adjusted EBITDA, a non-GAAP financial measure, was $1.67 billion, as compared to Adjusted EBITDA of $752.9 million during the nine months ended September 30, 2021. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Liquidity and Capital Resources—Non-GAAP Financial Measures.” For more information regarding our financial results for the three and three and nine months ended September 30, 2022, see “—Results of Operations” below.
Operations Update
We began 2022 operating five drilling rigs in the Delaware Basin but contracted a sixth drilling rig during the first quarter to begin development of certain acquired assets in the western portion of the Ranger asset area in Lea County, New Mexico. We contracted a seventh drilling rig late in the second quarter of 2022, which we began operating in September 2022. At October 25, 2022, four of these rigs were operating in the Antelope Ridge asset area, two of these rigs were operating in the Rustler Breaks asset area and one rig was operating in the Ranger asset area. We plan to operate seven drilling rigs throughout the remainder of 2022. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors.
We turned to sales a total of 48 gross (19.8 net) horizontal wells in the Delaware Basin during the third quarter of 2022, including 20 gross (18.5 net) operated horizontal wells and 28 gross (1.3 net) non-operated horizontal wells. During the third quarter of 2022, we turned to sales 12 gross (11.2 net) operated horizontal wells in the Antelope Ridge asset area: five were Second Bone Spring completions, four were First Bone Spring completions and three were Third Bone Spring completions. In the Rustler Breaks area, we turned to sales four gross (3.3 net) operated horizontal wells: two were Second Bone Spring completions, one was a Wolfcamp A completion and one was a Wolfcamp B completion. In the Stateline area, we turned to sales four gross (4.0 net) operated horizontal wells, all of which were Wolfcamp B completions. We also participated in 11 gross (0.5 net) non-operated wells turned to sales in the Antelope Ridge asset area, nine gross (0.3 net) non-operated wells in the Rustler Breaks asset area, four gross (0.1 net) non-operated wells in the Arrowhead asset area and four gross (0.4 net) non-operated wells in the Ranger asset area.
Our average daily oil equivalent production in the Delaware Basin for the third quarter of 2022 was 99,700 BOE per day, consisting of 59,300 Bbl of oil per day and 241.9 MMcf of natural gas per day, a 19% increase from 84,000 BOE per day, consisting of 49,200 Bbl of oil per day and 209.1 MMcf of natural gas per day, in the third quarter of 2021. The Delaware Basin contributed approximately 99% of our daily oil production and approximately 89% of our daily natural gas production in the third quarter of 2022, as compared to approximately 97% of our daily oil production and approximately 89% of our daily natural gas production in the third quarter of 2021.
During the third quarter of 2022, we did not turn to sales any operated wells on our leasehold properties in the Eagle Ford shale play in South Texas or in the Haynesville shale and Cotton Valley plays in Northwest Louisiana, although we did participate in the drilling and completion of 5 gross (0.6 net) non-operated Haynesville shale wells.
2022 Capital Expenditure Budget
At October 25, 2022, our estimated 2022 capital expenditures for drilling, completing and equipping wells  (“D/C/E capital expenditures”) remained at $765.0 to $835.0 million. At October 25, 2022, our anticipated midstream capital expenditures remained at $50.0 to $60.0 million, which includes our proportionate share of estimated 2022 capital expenditures for San Mateo and other wholly-owned midstream projects, but excludes the Pronto Acquisition.
Capital Resources Update
Our Board of Directors (the “Board”) declared quarterly cash dividends of $0.05 per share of common stock in both the first and second quarters of 2022, which were paid on March 14, 2022 and June 3, 2022, respectively. In June 2022, the Board amended the Company’s dividend policy to increase the quarterly dividend to $0.10 per share of common stock. In the third quarter of 2022, the Board declared a quarterly cash dividend of $0.10 per share of common stock, which totaled $11.8 million and was paid on September 1, 2022. In October 2022, the Board declared a quarterly cash dividend of $0.10 per share of common stock payable on December 1, 2022 to shareholders of record as of November 10, 2022.

We did not have any outstanding borrowings under our fourth amended and restated credit agreement (the “Credit Agreement”) at September 30, 2022. We repurchased an additional $148.6 million of our outstanding senior notes due 2026 (the “Notes”) for $144.9 million during the three months ended September 30, 2022, bringing our total Notes repurchased during 2022 to $292.6 million. Between September 30, 2022 and October 25, 2022, we repurchased an additional $7.4 million of Notes for $7.2 million.
Critical Accounting Policies
There have been no changes to our critical accounting policies and estimates from those set forth in the Annual Report.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our financial statements.
Results of Operations
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Data
Revenues (in thousands)(1)
Oil	$522,266	$325,560	$1,632,621	$853,953
Natural gas	229,178	135,905	638,107	335,819
Total oil and natural gas revenues	751,444	461,465	2,270,728	1,189,772
Third-party midstream services revenues	24,707	20,486	63,899	55,774
Sales of purchased natural gas	77,943	38,770	157,290	54,198
Realized loss on derivatives	(56,263)	(57,419)	(139,865)	(125,943)
Unrealized gain (loss) on derivatives	43,097	9,049	(1,502)	(77,178)
Total revenues	$840,928	$472,351	$2,350,550	$1,096,623
Net Production Volumes(1)
Oil (MBbl)(2)	5,535	4,669	16,210	13,263
Natural gas (Bcf)(3)	24.9	21.7	72.1	61.0
Total oil equivalent (MBOE)(4)	9,680	8,283	28,215	23,423
Average daily production (BOE/d)(5)	105,214	90,033	103,352	85,801
Average Sales Prices
Oil, without realized derivatives (per Bbl)	$94.36	$69.73	$100.71	$64.39
Oil, with realized derivatives (per Bbl)	$91.69	$58.43	$96.57	$55.23
Natural gas, without realized derivatives (per Mcf)	$9.22	$6.27	$8.86	$5.51
Natural gas, with realized derivatives (per Mcf)	$7.55	$6.05	$7.85	$5.43
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
Three Months Ended September 30, 2022 as Compared to Three Months Ended September 30, 2021
Oil and natural gas revenues. Our oil and natural gas revenues increased $290.0 million, or 63%, to $751.4 million for the three months ended September 30, 2022, as compared to $461.5 million for the three months ended September 30, 2021. Our oil revenues increased $196.7 million, or 60%, to $522.3 million for the three months ended September 30, 2022, as compared to $325.6 million for the three months ended September 30, 2021. This increase in oil revenues resulted from a 35% increase in the weighted average oil price realized for the three months ended September 30, 2022 to $94.36 per Bbl, as compared to $69.73 per Bbl for the three months ended September 30, 2021, and from a 19% increase in our oil production to 5.5 million Bbl for the three months ended September 30, 2022, as compared to 4.7 million Bbl for the three months ended September 30, 2021. Our natural gas revenues increased $93.3 million, or 69%, to $229.2 million for the three months ended September 30, 2022, as compared to $135.9 million for the three months ended September 30, 2021. The increase in natural gas revenues resulted from a 47% increase in the weighted average natural gas price realized for the three months ended September 30, 2022 to $9.22 per Mcf, as compared to a weighted average natural gas price of $6.27 per Mcf realized for the three months ended September 30, 2021, and from a 15% increase in our natural gas production to 24.9 Bcf for the three months ended September 30, 2022, as compared to 21.7 Bcf for the three months ended September 30, 2021.
Third-party midstream services revenues. Our third-party midstream services revenues, which include third-party midstream revenues from Pronto following the Pronto Acquisition, increased $4.2 million, or 21%, to $24.7 million for the three months ended September 30, 2022, as compared to $20.5 million for the three months ended September 30, 2021. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to an increase in our third-party produced water disposal revenues to $9.5 million for the three months ended September 30, 2022, as compared to $6.8 million for the three months ended September 30, 2021, and an increase in our third-party natural gas gathering and processing revenues partially associated with our Pronto midstream assets, which were purchased on June 30, 2022, to $12.6 million for the three months ended September 30, 2022, as compared to $10.5 million for the three months ended September 30, 2021.
Sales of purchased natural gas. Our sales of purchased natural gas increased $39.2 million, or 101%, to $77.9 million for the three months ended September 30, 2022, as compared to $38.8 million for the three months ended September 30, 2021. This increase was the result of both an increase in purchased natural gas volumes sold and the natural gas price realized during the three months ended September 30, 2022. Sales of purchased natural gas reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at either Pronto’s or San Mateo’s cryogenic natural gas processing plant and subsequently sell the residue gas and natural gas liquids (“NGL”) to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our interim unaudited condensed consolidated statements of operations.
Realized loss on derivatives. Our realized net loss on derivatives was $56.3 million for the three months ended September 30, 2022, as compared to a realized net loss of $57.4 million for the three months ended September 30, 2021. We realized a net loss of $14.8 million related to our oil costless collar and oil basis swap contracts for the three months ended September 30, 2022, resulting primarily from oil prices that were above the ceiling prices of certain of our oil costless collar contracts and above the strike prices of certain of our oil basis swap contracts. We realized a net loss of $41.5 million related to our natural gas costless collar contracts for the three months ended September 30, 2022, resulting primarily from natural gas prices that were above the ceiling prices of certain of our natural gas costless collar contracts. We realized an average loss on our oil derivatives of approximately $2.67 per Bbl produced during the three months ended September 30, 2022, as compared to an average loss of approximately $11.30 per Bbl produced during the three months ended September 30, 2021. We realized an average loss on our natural gas derivatives of approximately $1.67 per Mcf produced during the three months ended September 30, 2022, as compared to an average loss of approximately $0.22 per Mcf produced during the three months ended September 30, 2021.
Unrealized gain (loss) on derivatives. During the three months ended September 30, 2022, the aggregate net fair value of our open oil and natural gas derivative contracts changed to a net liability of $16.4 million from a net liability of $59.5 million at June 30, 2022, resulting in an unrealized gain on derivatives of $43.1 million for the three months ended September 30, 2022. During the three months ended September 30, 2021, the aggregate net fair value of our open oil and natural gas derivative contracts changed to a net liability of $113.1 million from a net liability of $122.1 million at June 30, 2021, resulting in an unrealized gain on derivatives of $9.0 million for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 as Compared to Nine Months Ended September 30, 2021
Oil and natural gas revenues. Our oil and natural gas revenues increased $1.08 billion, or 91%, to $2.27 billion for the nine months ended September 30, 2022, as compared to $1.19 billion for the nine months ended September 30, 2021. Our oil revenues increased $778.7 million, or 91%, to $1.63 billion for the nine months ended September 30, 2022, as compared to $854.0 million for the nine months ended September 30, 2021. This increase in oil revenues resulted from a 56% increase in the weighted average oil price realized for the nine months ended September 30, 2022 to $100.71 per Bbl, as compared to $64.39 per Bbl for the nine months ended September 30, 2021, and from a 22% increase in our oil production to 16.2 million Bbl for the nine months ended September 30, 2022, as compared to 13.3 million Bbl for the nine months ended September 30, 2021. Our natural gas revenues increased by $302.3 million, or 90%, to $638.1 million for the nine months ended September 30, 2022, as compared to $335.8 million for the nine months ended September 30, 2021. The increase in natural gas revenues resulted from a 61% increase in the weighted average natural gas price realized for the nine months ended September 30, 2022 to $8.86 per Mcf, as compared to a weighted average natural gas price of $5.51 per Mcf for the nine months ended September 30, 2021, and from a 18% increase in our natural gas production to 72.1 Bcf for the nine months ended September 30, 2022, as compared to 61.0 Bcf for the nine months ended September 30, 2021.
Third-party midstream services revenues. Our third-party midstream services revenues, which include third-party midstream revenues from Pronto following the Pronto Acquisition, increased $8.1 million, or 15%, to $63.9 million for the nine months ended September 30, 2022, as compared to $55.8 million for the nine months ended September 30, 2021. This increase was primarily attributable to an increase in our third-party produced water disposal revenues to $25.7 million for the nine months ended September 30, 2022, as compared to $20.3 million for the nine months ended September 30, 2021, and an increase in our third-party natural gas gathering and processing revenues partially associated with our Pronto midstream assets, which were purchased on June 30, 2022, to $31.1 million for the nine months ended September 30, 2022, as compared to $27.6 million for the nine months ended September 30, 2021.
Sales of purchased natural gas. Our sales of purchased natural gas increased $103.1 million, almost three-fold, to $157.3 million for the nine months ended September 30, 2022, as compared to $54.2 million for the nine months ended September 30, 2021. This increase was the result of both an increase in natural gas volumes sold and the natural gas price realized during the nine months ended September 30, 2022.
Realized loss on derivatives. Our realized net loss on derivatives was $139.9 million for the nine months ended September 30, 2022, as compared to a realized net loss of $125.9 million for the nine months ended September 30, 2021. We realized a net loss of $67.2 million related to our oil costless collar and oil basis swap contracts for the nine months ended September 30, 2022, resulting primarily from oil prices that were above the ceiling prices of certain of our oil costless collar contracts and above the strike prices of certain of our oil basis swap contracts. We realized a net loss of $72.7 million related to our natural gas costless collar contracts for the nine months ended September 30, 2022, resulting primarily from natural gas prices that were above the ceiling prices of certain of our natural gas costless collar contracts. We realized an average loss on our oil derivatives of approximately $4.14 per Bbl produced during the nine months ended September 30, 2022, as compared to an average loss of $9.16 per Bbl produced during the nine months ended September 30, 2021. We realized an average loss on our natural gas derivatives of approximately $1.01 per Mcf produced during the nine months ended September 30, 2022, as compared to an average loss of $0.08 per Mcf during the nine months ended September 30, 2021.
Unrealized gain (loss) on derivatives. During the period from December 31, 2021 through September 30, 2022, the aggregate net fair value of our open oil and natural gas derivative contracts changed to a net liability of $16.4 million from a net liability of $14.9 million, resulting in an unrealized loss on derivatives of $1.5 million for the nine months ended September 30, 2022. During the period from December 31, 2020 through September 30, 2021, the aggregate net fair value of our open oil and natural gas derivative contracts changed to a net liability of $113.1 million from a net liability of $35.9 million, resulting in an unrealized loss on derivatives of $77.2 million for the nine months ended September 30, 2021.

Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except expenses per BOE)	2022	2021	2022	2021
Expenses
Production taxes, transportation and processing	$73,964	$48,896	$219,441	$126,913
Lease operating	42,360	27,433	116,172	82,124
Plant and other midstream services operating	24,790	17,043	66,265	44,452
Purchased natural gas	69,442	34,581	142,903	47,064
Depletion, depreciation and amortization	118,870	89,061	334,747	255,368
Accretion of asset retirement obligations	679	518	1,739	1,529
General and administrative	27,549	24,633	81,713	71,218
Total expenses	357,654	242,165	962,980	628,668
Operating income	483,274	230,186	1,387,570	467,955
Other income (expense)
Net loss on asset sales and impairment	(1,113)	(251)	(1,311)	(251)
Interest expense	(15,996)	(17,989)	(50,740)	(55,579)
Other income (expense)	1,804	(585)	(2,682)	(1,246)
Total other expense	(15,305)	(18,825)	(54,733)	(57,076)
Income before income taxes	467,969	211,361	1,332,837	410,879
Income tax provision (benefit)
Current	270	—	51,940	—
Deferred	113,671	(6,701)	266,489	1,488
Total income tax provision	113,941	(6,701)	318,429	1,488
Net income	354,028	218,062	1,014,408	409,391
Net income attributable to non-controlling interest in subsidiaries	(16,456)	(14,434)	(53,994)	(39,213)
Net income attributable to Matador Resources Company shareholders	$337,572	$203,628	$960,414	$370,178
Expenses per BOE
Production taxes, transportation and processing	$7.64	$5.90	$7.78	$5.42
Lease operating	$4.38	$3.31	$4.12	$3.51
Plant and other midstream services operating	$2.56	$2.06	$2.35	$1.90
Depletion, depreciation and amortization	$12.28	$10.75	$11.86	$10.90
General and administrative	$2.85	$2.97	$2.90	$3.04
Three Months Ended September 30, 2022 as Compared to Three Months Ended September 30, 2021
Production taxes, transportation and processing. Our production taxes and transportation and processing expenses increased $25.1 million, or 51%, to $74.0 million for the three months ended September 30, 2022, as compared to $48.9 million for the three months ended September 30, 2021. On a unit-of-production basis, our production taxes and transportation and processing expenses increased 29% to $7.64 per BOE for the three months ended September 30, 2022, as compared to $5.90 per BOE for the three months ended September 30, 2021. These increases were primarily attributable to a $23.5 million increase in production taxes to $58.3 million for the three months ended September 30, 2022, as compared to $34.8 million for the three months ended September 30, 2021, primarily due to the significant increase in oil and natural gas revenues between the two periods.
Lease operating. Our lease operating expenses increased $14.9 million, or 54%, to $42.4 million for the three months ended September 30, 2022, as compared to $27.4 million for the three months ended September 30, 2021. Our lease operating expenses on a unit-of-production basis increased 32% to $4.38 per BOE for the three months ended September 30, 2022, as compared to $3.31 per BOE for the three months ended September 30, 2021. These increases were primarily attributable to the increased number of wells being operated by us and other operators (where we own a working interest) and to operating cost inflation for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.
Plant and other midstream services operating. Our plant and other midstream services operating expenses, which include plant and other midstream services operating expenses from Pronto following the Pronto Acquisition, increased $7.7 million, or 45%, to $24.8 million for the three months ended September 30, 2022, as compared to $17.0 million for the three months ended September 30, 2021. This increase was primarily attributable to increased throughput volumes from Matador and other San Mateo customers, which resulted in (i) increased expenses associated with our commercial produced water disposal operations of $13.2 million for the three months ended September 30, 2022, as compared to $7.9 million for the three months ended September 30, 2021, and (ii) expenses for the three months ended September 30, 2022 of $2.2 million associated with operating our Pronto midstream assets, which were purchased on June 30, 2022.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $29.8 million, or 33%, to $118.9 million for the three months ended September 30, 2022, as compared to $89.1 million for the three months ended September 30, 2021, primarily as a result of the 17% increase in our total oil equivalent production for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 14% to $12.28 per BOE for the three months ended September 30, 2022, as compared to $10.75 per BOE for the three months ended September 30, 2021, primarily as a result of the increase in actual costs and estimated future costs to drill, complete and equip our wells between the two periods.
General and administrative. Our general and administrative expenses increased $2.9 million, or 12%, to $27.5 million for the three months ended September 30, 2022, as compared to $24.6 million for the three months ended September 30, 2021, primarily due to increased compensation expenses for our existing employees as well as the addition of new employees to support the continued growth in our land, geoscience, drilling, completion, production, midstream and administration functions. While our general and administrative expenses increased 12% on an absolute basis, our general and administrative expenses decreased by 4% on a unit-of-production basis to $2.85 per BOE for the three months ended September 30, 2022, as compared to $2.97 per BOE for the three months ended September 30, 2021, which was attributable to the 17% increase in our total oil equivalent production between the two periods.
Interest expense. For the three months ended September 30, 2022, we incurred total interest expense of $19.0 million. We capitalized $3.0 million of our interest expense on certain qualifying projects for the three months ended September 30, 2022 and expensed the remaining $16.0 million to operations. For the three months ended September 30, 2021, we incurred total interest expense of $19.5 million. We capitalized $1.5 million of our interest expense on certain qualifying projects for the three months ended September 30, 2021 and expensed the remaining $18.0 million to operations.
Income tax provision (benefit). As a result of the full-cost ceiling impairments recorded during 2020, we recognized a valuation allowance against our federal net deferred tax assets as of September 30, 2020. Due to a variety of factors, including our significant net income during 2021, our federal valuation allowance was reversed in the third quarter of 2021. As a result, we recorded a deferred income tax benefit of $6.7 million for the three months ended September 30, 2021. Our income tax benefit differed from amounts computed by applying the U.S. federal statutory rate to the pre-tax income due to recording the net deferred tax liability for state taxes, primarily in New Mexico, and reversing the valuation allowance against our U.S. federal net deferred tax assets. Our current income tax provision was $0.3 million and our deferred income tax provision was $113.7 million for the three months ended September 30, 2022. Our effective tax rate of 25% for the three months ended September 30, 2022 differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico.
Nine Months Ended September 30, 2022 as Compared to Nine Months Ended September 30, 2021
Production taxes, transportation and processing. Our production taxes, transportation and processing expenses increased $92.5 million, or 73%, to $219.4 million for the nine months ended September 30, 2022, as compared to $126.9 million for the nine months ended September 30, 2021. On a unit-of-production basis, our production taxes, transportation and processing expenses increased by 44% to $7.78 per BOE for the nine months ended September 30, 2022, as compared to $5.42 per BOE for the nine months ended September 30, 2021. These increases were primarily attributable to an $87.8 million increase in production taxes to $177.4 million for the nine months ended September 30, 2022, as compared to $89.6 million for the nine months ended September 30, 2021, primarily due to the significant increase in oil and natural gas revenues between the two periods.
Lease operating expenses. Our lease operating expenses increased $34.0 million, or 41%, to $116.2 million for the nine months ended September 30, 2022, as compared to $82.1 million for the nine months ended September 30, 2021. Our lease operating expenses per unit of production increased 17% to $4.12 per BOE for the nine months ended September 30, 2022, as compared to $3.51 per BOE for the nine months ended September 30, 2021. These increases were primarily attributable to the increased number of wells being operated by us and other operators (where we own a working interest) and to operating cost inflation for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.
Plant and other midstream services operating. Our plant and other midstream services operating expenses, which include plant and other midstream services operating expenses from Pronto following the Pronto Acquisition, increased $21.8 million, or 49%, to $66.3 million for the nine months ended September 30, 2022, as compared to $44.5 million for the nine months ended September 30, 2021. This increase was primarily attributable to increased throughput volumes from Matador and other San Mateo customers, which resulted in (i) increased expenses associated with our commercial produced water disposal operations of $35.0 million for the nine months ended September 30, 2022, as compared to $22.2 million for the nine months ended September 30, 2021, (ii) increased expenses associated with our pipeline operations of $18.1 million for the nine months ended September 30, 2022, as compared to $12.3 million for the nine months ended September 30, 2021, and (iii) expenses for the three months ended September 30, 2022 of $2.2 million associated with operating our Pronto midstream assets, which were purchased on June 30, 2022.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $79.4 million, or 31%, to $334.7 million for the nine months ended September 30, 2022, as compared to $255.4 million for the nine months ended September 30, 2021, primarily as a result of the 20% increase in our total oil equivalent production for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 . On a unit-of-production basis, our depletion, depreciation and amortization expenses increased to $11.86 per BOE for the nine months ended September 30, 2022, or 9%, from $10.90 per BOE for the nine months ended September 30, 2021, primarily as a result of the increase in actual costs and estimated future costs to drill, complete and equip our wells between the two periods.
General and administrative. Our general and administrative expenses increased $10.5 million, or 15%, to $81.7 million for the nine months ended September 30, 2022, as compared to $71.2 million for the nine months ended September 30, 2021, primarily due to increased compensation expenses for our existing employees as well as the addition of new employees to support the continued growth in our land, geoscience, drilling, completion, production, midstream and administration functions. While our general and administrative expenses increased 15% on an absolute basis, our general and administrative expenses decreased by 5% on a unit-of-production basis to $2.90 per BOE for the nine months ended September 30, 2022, as compared to $3.04 per BOE for the nine months ended September 30, 2021, primarily as a result of the 20% increase in our total oil equivalent production between the two periods.
Interest expense. For the nine months ended September 30, 2022, we incurred total interest expense of approximately $58.1 million. We capitalized approximately $7.4 million of our interest expense on certain qualifying projects for the nine months ended September 30, 2022 and expensed the remaining $50.7 million to operations. For the nine months ended September 30, 2021, we incurred total interest expense of approximately $59.5 million. We capitalized approximately $3.9 million of our interest expense on certain qualifying projects for the nine months ended September 30, 2021 and expensed the remaining $55.6 million to operations.
Income tax provision (benefit). As a result of the full-cost ceiling impairments recorded during 2020, we recognized a valuation allowance against our federal net deferred tax assets as of September 30, 2020. Due to a variety of factors, including our significant net income during 2021, our federal valuation allowance was reversed in the third quarter of 2021. As a result, we recorded a deferred income tax provision of $1.5 million for the nine months ended September 30, 2021. Our income tax provision differed from amounts computed by applying the U.S. federal statutory rate to the pre-tax income due to recording the net deferred tax liability for state taxes, primarily in New Mexico, and reversing the valuation allowance against our U.S. federal net deferred tax assets. Our current income tax provision was $51.9 million and our deferred income tax provision was $266.5 million for the nine months ended September 30, 2022. Our effective tax rate of 25% for the nine months ended September 30, 2022 differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico.
Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue to be during the remainder of 2022 and for the foreseeable future, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments, assets and operations. Excluding any possible significant acquisitions, we expect to fund our capital expenditures for the remainder of 2022 primarily through a combination of cash on hand, operating cash flows and performance incentives paid to us by a subsidiary of Five Point Energy LLC, our joint venture partner in San Mateo, in connection with San Mateo. If capital expenditures were to exceed our operating cash flows during the remainder of 2022, we expect to fund any such excess capital expenditures through cash on hand, borrowings under the Credit Agreement or San Mateo’s revolving credit facility (the “San Mateo Credit Facility”) (assuming availability under such facilities) or through other capital sources, including borrowings under additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to generate operating cash flows and access outside sources of capital.
At September 30, 2022, we had cash totaling $400.5 million and restricted cash totaling $41.2 million, which was primarily associated with San Mateo. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries.
In February 2022, the Board declared a quarterly cash dividend of $0.05 per share of common stock, which was paid on March 14, 2022. In April 2022, the Board declared a quarterly cash dividend of $0.05 per share of common stock, which was paid on June 3, 2022. In June 2022, the Board amended our dividend policy to increase the quarterly dividend to $0.10 per share of common stock. In July 2022, the Board declared a quarterly cash dividend of $0.10 per share of common stock, which totaled $11.8 million and was paid on September 1, 2022. In October 2022, the Board declared a quarterly cash dividend of $0.10 per share of common stock payable on December 1, 2022 to shareholders of record as of November 10, 2022.
At September 30, 2022, we had (i) $757.4 million of outstanding Notes, (ii) no borrowings outstanding under the Credit Agreement and (iii) approximately $45.6 million in outstanding letters of credit issued pursuant to the Credit Agreement. During the first quarter of 2022, the $7.5 million unsecured U.S. Small Business Administration loan was forgiven under the terms of the loan agreement. During the three and nine months ended September 30, 2022, the Company repurchased $148.6 million and $292.6 million of its Notes for $144.9 million and $287.4 million, respectively. Between September 30, 2022 and October 25, 2022, the Company repurchased an additional $7.4 million of its Notes for $7.2 million.
In April 2022, the lenders under our Credit Agreement completed their review of our proved oil and natural gas reserves, and, as a result, the borrowing base was increased to $2.00 billion from $1.35 billion, the borrowing commitment was increased to $775.0 million from $700.0 million and the maximum facility amount remained $1.50 billion. In addition, the terms of the Credit Agreement were amended to increase the sublimit for issuances of letters of credit under the Credit Agreement from $50 million to $100 million and replace the London Interbank Offered Rate (“LIBOR”) interest rate benchmark with an Adjusted Term SOFR (as defined in the Credit Agreement) interest rate benchmark. After giving effect to the amendment to the Credit Agreement, the applicable interest rate margin for borrowings under the Credit Agreement ranges from 1.75% to 2.75% per annum for borrowings bearing interest with reference to the Adjusted Term SOFR and from 0.75% to 1.75% per annum for borrowings bearing interest with reference to the Alternate Base Rate (as defined in the Credit Agreement), in each case depending on the level of borrowings under the Credit Agreement. In addition, the Adjusted Term SOFR includes a credit spread adjustment of 0.10% per annum for all interest periods. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected commitment (subject to compliance with the covenant noted below). The Credit Agreement matures October 31, 2026.
The Credit Agreement requires us to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities under the Credit Agreement, of not less than 1.0 to 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $75.0 million of cash or cash equivalents), divided by a rolling four quarter EBITDA calculation, of 3.5 to 1.0 or less. We believe that we were in compliance with the terms of the Credit Agreement at September 30, 2022.
At September 30, 2022, San Mateo had $440.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures December 19, 2023 and the lender commitments under that facility are $450.0 million (subject to San Mateo’s compliance with the covenants noted below). The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments to up to $700.0 million. San Mateo plans to extend the maturity date of the San Mateo Credit Facility during the fourth quarter of 2022. The San Mateo Credit Facility is guaranteed by San Mateo’s subsidiaries, secured by substantially all of San Mateo’s assets, including real property, and is non-recourse with respect to Matador and its wholly-owned subsidiaries.
The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.0 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.5 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. We believe that San Mateo was in compliance with the terms of the San Mateo Credit Facility at September 30, 2022.

During the nine months ended September 30, 2022, the oil and natural gas industry experienced continued improvement in commodity prices as compared to 2021, primarily resulting from (i) improvements in oil demand as the impact from COVID-19 has subsided, (ii) actions taken by the Organization of Petroleum Exporting Countries, Russia and certain other oil-exporting countries (“OPEC+”) to moderate the worldwide supply of oil and (iii) changes in supply and demand dynamics, particularly with respect to instability in Russia and Ukraine. As a result, West Texas Intermediate (“WTI”) oil prices increased from $75.21 per barrel at December 31, 2021 to as high as $123.70 per barrel in early March 2022, before falling back to $79.49 per barrel at September 30, 2022, based upon the WTI oil futures contract price for earliest delivery date. Prices for natural gas were also much higher during the nine months ended September 30, 2022 as compared to 2021, increasing from $3.73 per MMBtu at December 31, 2021 to as high as $9.68 per MMBtu mid-August 2022, before falling back to $6.77 per MMBtu at September 30, 2022, based upon the NYMEX Henry Hub natural gas futures contract price for earliest delivery date. While oil and natural gas prices have improved significantly in 2022, the general outlook for the oil and natural gas industry for the remainder of the year and into 2023 remains unclear, and we can provide no assurances that commodity prices will remain at current levels. In fact, commodity prices may decline from their current levels. For example, certain volumes of our Delaware Basin natural gas production are exposed to the Waha-Henry Hub basis differential, which has been highly volatile in recent years. In the latter half of 2022, the Waha basis differential began to widen, and, at October 25, 2022, this natural gas price differential was approximately ($2.40) per MMBtu. The economic disruptions associated with COVID-19 and variants thereof and the conflict between Russia and Ukraine and the volatility in oil and natural gas prices have also impacted our ability to access the capital markets on reasonably similar terms as were available prior to 2020.
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures for the remainder of 2022. We began 2022 operating five drilling rigs in the Delaware Basin but contracted a sixth drilling rig during the first quarter to begin development of certain acquired assets in the western portion of the Ranger asset area in Lea County, New Mexico. We contracted a seventh drilling rig late in the second quarter of 2022, which we began operating in September 2022. At October 25, 2022, four of these rigs were operating in the Antelope Ridge asset area, two of these rigs were operating in the Rustler Breaks asset area and one rig was operating in the Ranger asset area. We plan to operate seven drilling rigs throughout the remainder of 2022. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. At October 25, 2022, our estimated D/C/E capital expenditures for 2022 remained at $765.0 to $835.0 million. At October 25, 2022, our anticipated midstream capital expenditures for 2022 remained at $50.0 to $60.0 million, which includes our proportionate share of estimated 2022 capital expenditures for San Mateo and other wholly-owned midstream projects, but excludes the Pronto Acquisition. Substantially all of these 2022 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities in the Delaware Basin, with the exception of amounts allocated to limited operations in our South Texas and Haynesville shale positions to maintain and extend leases and to participate in certain non-operated well opportunities. Our 2022 Delaware Basin operated drilling program is expected to continue to focus on the continued development of our various asset areas throughout the Delaware Basin, with a continued emphasis on drilling and completing a higher percentage of longer horizontal wells in 2022, including 90% with anticipated completed lateral lengths of two miles or greater.
We may divest portions of our non-core assets, particularly in the Eagle Ford shale in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana as we have done in the first three quarters of 2022, as well as consider monetizing other assets, such as certain acreage, mineral and royalty interests and midstream assets, as value-creating opportunities arise. In addition, we intend to continue evaluating the opportunistic acquisition of acreage, mineral and royalty interests and midstream assets, principally in the Delaware Basin, during the remainder of 2022. These monetizations, divestitures and capital expenditures are opportunity-specific, and purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these monetizations, divestitures and capital expenditures with any degree of certainty; therefore, we have not provided estimated proceeds related to monetizations or divestitures or estimated capital expenditures related to acquiring acreage, mineral and royalty interests and midstream assets for 2022.
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
Our unaudited cash flows for the nine months ended September 30, 2022 and 2021 are presented below:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$1,532,216	$718,826
Net cash used in investing activities	(761,120)	(383,678)
Net cash used in financing activities	(416,296)	(318,740)
Net change in cash and restricted cash	$354,800	$16,408
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$1,665,368	$752,906
__________________
(1)Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “—Non-GAAP Financial Measures” below.
Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased $813.4 million to $1.53 billion for the nine months ended September 30, 2022 from $718.8 million for the nine months ended September 30, 2021. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased $877.1 million to $1.63 billion for the nine months ended September 30, 2022 from $753.3 million for the nine months ended September 30, 2021, primarily attributable to significantly higher realized oil and natural gas prices and higher oil and natural gas production for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. Changes in our operating assets and liabilities between the two periods resulted in a net decrease of approximately $63.7 million in net cash provided by operating activities for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased $377.4 million to $761.1 million for the nine months ended September 30, 2022 from $383.7 million for the nine months ended September 30, 2021. This increase in net cash used in investing activities was primarily due to (i) an increase of $228.0 million in D/C/E capital expenditures, (ii) an increase of $104.5 million in expenditures related to the acquisition of oil and natural gas properties for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, and (iii) the acquisition of a cryogenic natural gas processing plant, three compressor stations and approximately 45 miles of natural gas gathering pipelines as part of the Pronto Acquisition for $75.8 million. These increases were partially offset by a $42.3 million increase in proceeds from the sale of primarily non-core oil and gas assets. Cash used for D/C/E capital expenditures and for the acquisition of oil and natural gas properties for the nine months ended September 30, 2022 and 2021 was primarily attributable to our operated and non-operated drilling and completion activities in the Delaware Basin.

Cash Flows Used in Financing Activities
Net cash used in financing activities increased $97.6 million to $416.3 million for the nine months ended September 30, 2022 from $318.7 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, our primary uses of cash related to financing activities were for the repurchase of Notes for $284.0 million and the net repayment of $100.0 million in borrowings under our Credit Agreement. These payments were partially offset by net borrowings under the San Mateo Credit Facility of $55.0 million. During the nine months ended September 30, 2021, our primary use of cash related to financing activities was for the net repayment of $320.0 million in borrowings under our Credit Agreement.
See Note 4 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our debt, including the Credit Agreement, the San Mateo Credit Facility and the Notes.
Guarantor Financial Information
The Notes are jointly and severally guaranteed by certain subsidiaries of Matador (the “Guarantor Subsidiaries”) on a full and unconditional basis (except for customary release provisions). At September 30, 2022, the Guarantor Subsidiaries were 100% owned by Matador. Matador is a parent holding company and has no independent assets or operations, and there are no significant restrictions on the ability of Matador to obtain funds from the Guarantor Subsidiaries by dividend or loan. Neither San Mateo nor Pronto is a guarantor of the Notes.
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

(In thousands)	September 30, 2022
Summarized Balance Sheet
Assets
Current assets	$852,165
Net property and equipment	$3,508,567
Other long-term assets	$73,679
Liabilities
Current liabilities	$558,474
Long-term debt	$752,850
Other long-term liabilities	$417,113

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2022
Summarized Statement of Operations
Revenues	$803,690	$2,241,036
Expenses	322,601	937,094
Operating income	481,089	1,303,942
Other expense	(15,306)	(49,725)
Income tax provision	(113,941)	(318,429)
Net income	$351,842	$935,788

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Unaudited Adjusted EBITDA Reconciliation to Net Income
Net income attributable to Matador Resources Company shareholders	$337,572	$203,628	$960,414	$370,178
Net income attributable to non-controlling interest in subsidiaries	16,456	14,434	53,994	39,213
Net income	354,028	218,062	1,014,408	409,391
Interest expense	15,996	17,989	50,740	55,579
Total income tax provision (benefit)	113,941	(6,701)	318,429	1,488
Depletion, depreciation and amortization	118,870	89,061	334,747	255,368
Accretion of asset retirement obligations	679	518	1,739	1,529
Unrealized (gain) loss on derivatives	(43,097)	(9,049)	1,502	77,178
Non-cash stock-based compensation expense	3,810	2,967	10,887	5,617
Net loss on asset sales and impairment	1,113	251	1,311	251
(Income) expense related to contingent consideration and other	(2,288)	—	2,957	—
Consolidated Adjusted EBITDA	563,052	313,098	1,736,720	806,401
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(23,322)	(19,273)	(71,352)	(53,495)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$539,730	$293,825	$1,665,368	$752,906

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$556,960	$291,231	$1,532,216	$718,826
Net change in operating assets and liabilities	(9,774)	4,666	98,185	34,439
Interest expense, net of non-cash portion	15,013	17,201	48,551	53,136
Current income tax provision	270	—	51,940	—
Expense related to contingent consideration and other	583	—	5,828	—
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(23,322)	(19,273)	(71,352)	(53,495)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$539,730	$293,825	$1,665,368	$752,906

For the three months ended September 30, 2022, net income attributable to Matador shareholders increased $133.9 million to $337.6 million, as compared to net income attributable to Matador shareholders of $203.6 million for the three months ended September 30, 2021. The increase in net income attributable to Matador shareholders primarily resulted from higher oil and natural gas production and higher realized oil and natural gas prices for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, and from an unrealized gain on derivatives of $43.1 million for the three months ended September 30, 2022, as compared to an unrealized gain on derivatives of $9.0 million for the three months ended September 30, 2021. This increase was partially offset by an increase in the total income tax provision to $113.9 million for the three months ended September 30, 2022, as compared to an income tax benefit of $6.7 million for the three months ended September 30, 2021.
For the nine months ended September 30, 2022, net income attributable to Matador shareholders increased $590.2 million to $960.4 million, as compared to net income attributable to Matador shareholders of $370.2 million for the nine months ended September 30, 2021. The increase in net income attributable to Matador shareholders primarily resulted from higher oil and natural gas production and higher realized oil and natural gas prices for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, and from an unrealized loss on derivatives of $1.5 million for the nine months ended September 30, 2022, as compared to an unrealized loss on derivatives of $77.2 million for the nine months ended September 30, 2021. This increase was partially offset by an increase in the total income tax provision to $318.4 million for the nine months ended September 30, 2022, as compared to $1.5 million for the nine months ended September 30, 2021.
Adjusted EBITDA, a non-GAAP financial measure, increased $245.9 million to $539.7 million for the three months ended September 30, 2022, as compared to $293.8 million for the three months ended September 30, 2021. This increase is primarily attributable to higher oil and natural gas production and higher realized oil and natural gas prices for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.
Adjusted EBITDA, a non-GAAP financial measure, increased $912.5 million to $1.67 billion for the nine months ended September 30, 2022, as compared to $752.9 million for the nine months ended September 30, 2021. This increase is primarily attributable to higher oil and natural gas production and higher realized oil and natural gas prices for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.
Off-Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2022, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) firm gathering, transportation, processing, fractionation, sales and disposal commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 9 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.

Obligations and Commitments
We had the following material contractual obligations and commitments at September 30, 2022:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations
Borrowings, including letters of credit(1)	$494,572	$—	$449,000	$45,572	$—
Senior unsecured notes(2)	757,411	—	—	757,411	—
Office leases	15,408	4,218	8,635	2,555	—
Non-operated drilling commitments(3)	24,797	24,797	—	—	—
Drilling rig contracts(4)	29,983	29,983	—	—	—
Asset retirement obligations(5)	52,154	447	5,494	1,866	44,347
Transportation, gathering, processing and disposal agreements with non-affiliates(6)	557,794	70,586	141,823	135,688	209,697
Transportation, gathering, processing and disposal agreements with San Mateo(7)	301,700	11,494	182,740	107,466	—
Total contractual cash obligations	$2,233,819	$141,525	$787,692	$1,050,558	$254,044
__________________
(1)The amounts included in the table above represent principal maturities only. At September 30, 2022, we had no borrowings outstanding under the Credit Agreement and approximately $45.6 million in outstanding letters of credit issued pursuant to the Credit Agreement. The Credit Agreement matures October 31, 2026. At September 30, 2022, San Mateo had $440.0 million of borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures December 19, 2023. Assuming the amount outstanding and interest rate of 5.12% for the San Mateo Credit Facility at September 30, 2022, the interest expense is expected to be approximately $22.8 million each year until maturity.
(2)The amounts included in the table above represent principal maturities only. Interest expense on the $757.4 million of outstanding Notes as of September 30, 2022 is expected to be approximately $44.5 million each year until maturity.
(3)At September 30, 2022, we had outstanding commitments to participate in the drilling and completion of various non-operated wells.
(4)We do not own or operate our own drilling rigs, but instead we enter into contracts with third parties for such drilling rigs.
(5)The amounts included in the table above represent discounted cash flow estimates for future asset retirement obligations at September 30, 2022.
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

General Outlook and Trends
Our business success and financial results are dependent on many factors beyond our control, such as economic, political and regulatory developments, as well as competition from other sources of energy. Commodity price volatility, in particular, is a significant risk to our business, cash flows and results of operations. Commodity prices are affected by changes in market supply and demand, which are impacted by overall economic activity, the conflict between Russia and Ukraine as well as political instability in China and the Middle East, the actions of OPEC+, the ongoing impact of COVID-19 and its variants, weather, pipeline capacity constraints, inventory storage levels, oil and natural gas price differentials and other factors.
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
For the three months ended September 30, 2022, oil prices averaged $91.43 per Bbl, ranging from a high of $108.43 per Bbl in early July to a low of $76.71 per Bbl in late September, based upon the WTI oil futures contract price for the earliest delivery date. We realized a weighted average oil price of $94.36 per Bbl ($91.69 per Bbl including realized losses from oil derivatives) for our oil production for the three months ended September 30, 2022, as compared to $69.73 per Bbl ($58.43 per Bbl including realized losses from oil derivatives) for our oil production for the three months ended September 30, 2021. At October 25, 2022, the WTI oil futures contract for the earliest delivery date had decreased from the average price for the third quarter of 2022 of $91.43 per Bbl, settling at $85.32 per Bbl, which was a slight increase as compared to $83.76 per Bbl at October 25, 2021.
Natural gas prices were also higher in the third quarter of 2022, as compared to the third quarter of 2021. For the three months ended September 30, 2022, natural gas prices averaged $7.95 per MMBtu, ranging from a low of $5.51 per MMBtu in early July to a high of $9.68 per MMBtu in mid-August, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. We realized a weighted average natural gas price of $9.22 per Mcf ($7.55 per Mcf including realized losses from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended September 30, 2022, as compared to $6.27 per Mcf ($6.05 per Mcf including realized losses from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended September 30, 2021. Certain volumes of our natural gas production are sold at prices established at the beginning of each month by the various markets where we sell our natural gas production, and certain volumes of our natural gas production are sold at daily market prices. NGL prices declined in the third quarter of 2022, which further contributed to our lower third quarter weighted average realized natural gas price. At October 25, 2022, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had decreased from the average price for the third quarter of 2022 of $7.95 per MMBtu, settling at $5.61 per MMBtu, which was a decrease as compared to $5.90 per MMBtu at October 25, 2021.
From time to time, we use derivative financial instruments to mitigate our exposure to commodity price risk associated with oil, natural gas and NGL prices. Even so, decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. This, in turn, may affect the liquidity that can be accessed through the borrowing base under the Credit Agreement and through the capital markets. During the first nine months of 2022, we incurred realized losses on our oil derivative contracts of approximately $67.2 million, primarily as a result of oil prices that were above the ceiling prices of certain of our oil costless collar contracts and above the strike price of certain of our oil basis swap contracts. We also incurred losses on our natural gas derivative contracts of approximately $72.7 million during the first nine months of 2022 as a result of natural gas prices that were above the ceiling prices of certain of our natural gas costless collar contracts. At October 25, 2022, we have derivative contracts in place for approximately 2.7 million Bbl of our anticipated oil production for the fourth quarter of 2022, approximately 13.2 Bcf of our anticipated natural gas production for the fourth quarter of 2022 and 2.4 Bcf of our anticipated natural gas production for the first quarter of 2023.
The prices we receive for oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the WTI oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At September 30, 2022, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and a significant portion of our natural gas production from the Delaware Basin was sold based on Houston Ship Channel pricing, while the remainder of our Delaware Basin natural gas production was sold primarily based on prices established at the Waha hub in far West Texas.
The Midland-Cushing (Oklahoma) oil price differential has been highly volatile in recent years. At October 25, 2022, this oil price differential was positive at approximately +$2.00 per Bbl. At October 25, 2022, we had derivative contracts in place to mitigate our exposure to this Midland-Cushing (Oklahoma) oil price differential on a portion of our anticipated full year 2022 oil production.
Certain volumes of our Delaware Basin natural gas production are exposed to the Waha-Henry Hub basis differential, which has also been highly volatile in recent years. In early 2022, concerns about natural gas pipeline takeaway capacity out of the Delaware Basin, particularly beginning in the latter half of 2022 and into 2023, began to increase. As a result, the Waha basis differential began to widen, and, at October 25, 2022, this natural gas price differential was approximately ($2.40) per MMBtu. A significant portion of our Delaware Basin natural gas production, however, is sold at Houston Ship Channel pricing and is not exposed to Waha pricing. During 2021 and through the third quarter of 2022, we typically realized a premium to natural gas sold at the Waha hub despite higher transportation charges incurred to transport the natural gas to the Gulf Coast. At certain times, we may also sell a portion of our natural gas production into other markets to improve our realized natural gas pricing. Further, approximately 10% of our reported natural gas production for the nine months ended September 30, 2022 was attributable to the Haynesville and Eagle Ford shale plays, which are not exposed to Waha pricing. In addition, as a two-stream reporter, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
At October 25, 2022, we had not experienced material pipeline-related interruptions to our oil, natural gas or NGL production. In certain recent periods, shortages of NGL fractionation capacity were experienced by certain operators in the Delaware Basin. Although we did not encounter such fractionation capacity problems, we can provide no assurances that such problems will not arise. If we do experience any interruptions with takeaway capacity or NGL fractionation, our oil and natural gas revenues, business, financial condition, results of operations and cash flows could be adversely affected. Should we experience future periods of negative pricing for natural gas as we have in October 2022 and in previous periods, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results. In addition, we have no derivative contracts in place to mitigate our exposure to these natural gas price differentials.
As a result of the recent increases in oil and natural gas prices, we have begun to experience inflation in the costs of certain oilfield services, including diesel, steel, labor, trucking, sand, personnel and completion costs, among others. Should oil and natural gas prices remain at their current levels or increase further, we expect to be subject to additional service cost inflation in future periods, which may increase our costs to drill, complete, equip and operate wells. When we revised our D/C/E capital expenditure budget as of July 25, 2022, we budgeted a 20% increase in oilfield service costs, as compared to the fourth quarter of 2021. Should we experience service cost inflation above 20% during the remainder of 2022, we may be required to further increase our 2022 estimated capital expenditure budget. In addition, during the remainder of 2022, supply chain disruptions being experienced throughout the United States and global economy and in the oil and natural gas industry may limit our ability to procure the necessary products and services we need for drilling, completing and producing wells in a timely fashion, which could result in delays to our operations and could, in turn, adversely affect our business, financial condition, results of operations and cash flows.
In addition, should oil and natural gas prices remain at their current levels throughout the remainder of 2022, we expect to exhaust our federal or state net operating loss carryforwards and become subject to federal and state income taxes beginning in 2022. At October 25, 2022, given our current projections, we expect to pay federal income taxes and state income taxes in New Mexico beginning in 2022, as reflected by our current income tax provision of $51.9 million for the nine months ended September 30, 2022.
Our oil and natural gas exploration, development, production, midstream and related operations are subject to extensive federal, state and local laws, rules and regulations. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these laws, rules and regulations are frequently amended or reinterpreted and new laws, rules and regulations are proposed or promulgated, we are unable to predict the future cost or impact of complying with the laws, rules and regulations to which we are, or will become, subject. For example, although such bills have not passed, in recent years, various bills have been introduced in the New Mexico legislature proposing to add a surtax on natural gas processors and proposing to place a moratorium on, ban or otherwise restrict hydraulic fracturing, including prohibiting the injection of fresh water in such operations. In 2019, New Mexico’s governor signed an executive order declaring that New Mexico would support the goals of the Paris Agreement by joining the U.S. Climate Alliance, a bipartisan coalition of governors committed to reducing greenhouse gas emissions consistent with the goals of the Paris Agreement. The stated objective of the executive order is to achieve a statewide reduction in greenhouse gas emissions of at least 45% by 2030 as compared to 2005 levels. The executive order also requires New Mexico regulatory agencies to create an

“enforceable regulatory framework” to ensure methane emission reductions. In 2021, the New Mexico Oil Conservation Division (the “NMOCD”) implemented rules regarding the reduction of natural gas waste and the control of emissions that, among other items, require upstream and midstream operators to reduce natural gas waste by a fixed amount each year and achieve a 98% natural gas capture rate by the end of 2026. The New Mexico Environment Department (the “NMED”) has implemented similar rules and regulations. These and other laws, rules and regulations, including any federal legislation, regulations or orders intended to limit or restrict oil and natural gas operations on federal lands, if enacted, could have an adverse impact on our business, financial condition, results of operations and cash flows.
In January 2021, President Biden signed an executive order instructing the Department of the Interior to pause new oil and natural gas leases on public lands pending completion of a comprehensive review and consideration of federal oil and natural gas permitting and leasing practices, which has lapsed at September 30, 2022. In 2019, 2020 and 2021, an environmental group filed three lawsuits in federal district courts in New Mexico and the District of Columbia challenging certain Bureau of Land Management (“BLM”) lease sales, including lease sales in which we purchased leases in New Mexico. In 2021, ten states, led by the State of Louisiana, filed a lawsuit in federal district court in Louisiana against President Biden and various other federal government officials and agencies challenging an executive order directing the federal government to utilize certain calculations of the “social cost” of carbon and other greenhouse gases in its decision making. The BLM has, at times, indicated that the lease sale litigation or the social cost of carbon litigation will require additional processes and approvals or may delay lease sales and the approval of drilling permits. The impact of federal actions and lawsuits related to the oil and natural gas industry remains unclear, and should other limitations or prohibitions be imposed or continue to be applied, our operations on federal lands could be adversely impacted. Such limitations or prohibitions would almost certainly impact our future drilling and completion plans and could materially impact our production volumes, revenues, reserves, cash flows and availability under our Credit Agreement. See “Risk Factors—Risks Related to Laws and Regulations” in the Annual Report.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At September 30, 2022, The Bank of Nova Scotia, BMO Harris Financing (Bank of Montreal), PNC Bank, Royal Bank of Canada and Truist Bank (or affiliates thereof) were the counterparties for all of our derivative instruments. We have considered the credit standing of the counterparties in determining the fair value of our derivative financial instruments. See Note 7 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments. Such information is incorporated herein by reference.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls during the three months ended September 30, 2022 that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
We are party to several legal proceedings encountered in the ordinary course of business. While the ultimate outcome and impact on us cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on our financial condition, results of operations or cash flows.
For information on our legal proceeding with the Environmental Protection Agency and the New Mexico Environment Department, see “Item 3. Legal Proceedings” in the Annual Report. There have been no material changes regarding such legal proceeding since the Annual Report.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see “Item 1A. Risk Factors” in the Annual Report. There have been no material changes to the risk factors we have disclosed in the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2022, the Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
July 1, 2022 to July 31, 2022	264	$46.63	—	—
August 1, 2022 to August 31, 2022	3,435	$60.78	—	—
September 1, 2022 to September 30, 2022	—	$—	—	—
Total	3,699	$59.77	—	—
_________________
(1)The shares were not re-acquired pursuant to any repurchase plan or program. The Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.
Item 5. Other Information
On October 28, 2022, we entered into an employment agreement (the “Employment Agreement”) with Michael D. Frenzel, who serves as our Executive Vice President and Treasurer and as our Principal Financial Officer.
The term of the Employment Agreement is 18 months, with an automatic extension of one additional month at the end of each month. The Employment Agreement includes payment of an annual base salary of $450,000, or such higher amount as may be established from time to time by the Company. In addition, Mr. Frenzel is eligible to participate in our annual cash incentive plan, with any awards under such plan subject to the discretion of the Board.
The Employment Agreement contains a non-disclosure of confidential information provision that requires him to maintain, both during and after employment, the confidentiality of information used by Mr. Frenzel in the performance of his job duties.
Additionally, the Employment Agreement contains a non-competition provision, pursuant to which Mr. Frenzel has agreed that: (i) for six months following termination by us for total disability, (ii) for 18 months following termination (a) by us for just cause, or (b) by Mr. Frenzel for any reason or (iii) for 24 months in connection with a change in control, Mr. Frenzel shall not, without the prior written consent of the Board, the Chairman of the Board or the Chief Executive Officer (which consent may be withheld in his or its sole discretion), directly or indirectly: (x) invest in (other than investments in publicly-owned companies which constitute not more than 1% of the voting securities of any such company) a competing business with significant assets in the restricted area (each as defined below), or (y) participate in a competing business as a manager, employee, director, officer, consultant, independent contractor or other capacity or otherwise provide, directly or indirectly, services or assistance to a competing business in a position that involves input into or direction of such competing business’s decisions within the restricted area.

For purposes of the Employment Agreement:
•“competing business” means any person or entity engaged in (A) oil and natural gas exploration, development and production; (B) marketing and midstream operations, including natural gas processing, oil and natural gas transportation services, oil, natural gas and salt water gathering services and salt water disposal services, and/or (C) acquisition activities related to (A) and (B);
•“significant assets” means (A) oil and natural gas reserves in excess of 10 million barrels of oil equivalent or (B) midstream assets with an aggregate fair market value of $25 million or more; and
•“restricted area” means Eddy and Lea Counties, New Mexico and Loving County, Texas (collectively, the “Named Counties”), plus any county or parish where the Company has significant assets as of the date of such officer’s termination of employment; provided, however, that the restricted area shall cease to include a particular Named County following a sale of all or substantially all of the assets held by the Company, together with its Subsidiaries, in such Named County.
Furthermore, the Employment Agreement contains a non-solicitation provision, pursuant to which, (i) for six months following termination by us for total disability, or (ii) for 24 months following termination (a) by us for just cause, (b) by Mr. Frenzel for any reason or (c) in connection with a change in control, subject to certain exceptions, such officer shall not, without the prior written consent of the Board, the Chairman of the Board or the Chief Executive Officer (which consent may be withheld in his or its sole discretion), solicit for employment or a contracting relationship, or employ or retain any person who is or has been, within six months prior to such time, employed by or engaged as an individual independent contractor by us or our affiliates or induce or attempt to induce any such person to leave his or her employment or independent contractor relationship with us or our affiliates.
In addition, under the Employment Agreement, if a termination of employment occurs pursuant to one of the following events:
•the officer dies;
•the officer is totally disabled;
•we mutually agree to end the employment agreement;
•we dissolve or liquidate; or
•the term of the employment agreement ends,
we will pay Mr. Frenzel the average of all bonuses paid to the officer with respect to the prior two years, pro-rated based on the number of complete or partial months completed during the year of termination.
Also, under the Employment Agreement, if Mr. Frenzel’s employment is terminated by us without just cause (and other than in a change of control as described below), we will pay him an amount equal to one-half his then-current base salary plus one-half of the average of all bonuses paid to Mr. Frenzel with respect to the prior two years.
In addition, under the Employment Agreement, if the Mr. Frenzel’s employment is terminated in contemplation of or following a change of control (i) by us without just cause or (ii) by Mr. Frenzel with good reason, we will pay him an amount equal to two times his then-current base salary plus two times the average of all bonuses paid to Mr. Frenzel with respect to the prior two years. In addition, if Mr. Frenzel is terminated or terminates his employment as set forth above in connection with a change in control, all equity awards of such officer vest immediately prior to such termination.
For definitions of “change in control,” “good reason” and “just cause,” please see the form of employment agreement, which is included as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

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

3.4	Amended and Restated Bylaws of Matador Resources Company, as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 22, 2018).

10.1†	Form of Employment Agreement between Matador Resources Company and each of Michael D. Frenzel, W. Thomas Elsener and Brian J. Willey (filed herewith).

22.1	List of Subsidiary Guarantors (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations - Unaudited, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATADOR RESOURCES COMPANY

Date: October 28, 2022	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: October 28, 2022	By:	/s/ Michael D. Frenzel
Michael D. Frenzel
Executive Vice President and Treasurer (Principal Financial Officer)