Form 10-K
period 2022-12-31
Matador Resources Co
filed 2023-03-01
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,188,536,396.

As of February 21, 2023, there were 119,071,975 shares of common stock outstanding.

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

MATADOR RESOURCES COMPANY
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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
By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: general economic conditions; our ability to execute our business plan, including whether our drilling program is successful; changes in oil, natural gas and natural gas liquids (“NGL”) prices and the demand for oil, natural gas and NGLs; our ability to replace reserves and efficiently develop current reserves; the operating results of our midstream business’s oil, natural gas and water gathering and transportation systems, pipelines and facilities, the acquiring of third-party business and the drilling of any additional salt water disposal wells; costs of operations; delays and other difficulties related to producing oil, natural gas and natural gas liquids; delays and other difficulties related to regulatory and governmental approvals and restrictions; impact on our operations due to seismic events; availability of sufficient capital to execute our business plan, including from future cash flows, available borrowing capacity under our revolving credit facilities and otherwise; our ability to make acquisitions on economically acceptable terms; our ability to integrate acquisitions; the operating results of and availability of any potential distributions from our joint ventures; weather and environmental conditions; the ongoing impact of the novel coronavirus (“COVID-19”) and its variants on oil and natural gas demand, oil and natural gas prices and our business; our ability to consummate the Advance Acquisition (as defined below) in the anticipated timeframe or at all; risks related to the satisfaction or waiver of the conditions to closing the Advance Acquisition in the anticipated timeframe or at all; risks related to obtaining the requisite regulatory approvals for the Advance Acquisition; disruption from the Advance Acquisition making it more difficult to maintain business and operational relationships; significant transaction costs associated with the Advance Acquisition; the risk of litigation and/or regulatory actions related to the Advance Acquisition; and the other factors discussed below and elsewhere in this Annual Report and in other documents that we file with or furnish to the United States Securities and Exchange Commission (the “SEC”), all of which are difficult to predict. Forward-looking statements may include statements about:
•our business strategy;
•our estimated future reserves and the present value thereof, including whether or not a full-cost ceiling impairment could be realized;
•our cash flows and liquidity;
•the amount, timing and payment of dividends, if any;
•our financial strategy, budget, projections and operating results;
•the supply and demand of oil, natural gas and NGLs;
•oil, natural gas and NGL prices, including our realized prices thereof;
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
•the integration of acquisitions, including the Advance Acquisition, with our business;
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
•the impact of COVID-19 and its variants on the oil and natural gas industry and our business;
•our future operating results;
•the Advance Acquisition and the anticipated timing and benefits thereof;
•the impact of the Inflation Reduction Act of 2022; and
•our plans, objectives, expectations and intentions contained in this Annual Report or in our other filings with the SEC that are not historical.
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
We are a Texas corporation founded in July 2003 by Joseph Wm. Foran, Chairman and Chief Executive Officer. Mr. Foran began his career as an oil and natural gas independent in 1983 when he founded Foran Oil Company with $270,000 in contributed capital from 17 friends and family members. Foran Oil Company was later contributed to Matador Petroleum Corporation upon its formation by Mr. Foran in 1988. Mr. Foran served as Chairman and Chief Executive Officer of that company from its inception until it was sold in June 2003 to Tom Brown, Inc., in an all-cash transaction for an enterprise value of approximately $388.5 million.
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
•identify and develop midstream opportunities that support and enhance our exploration and development activities and that generate value for San Mateo and Pronto;
•maintain our financial discipline;
•return capital to shareholders through our dividend policy;
•pursue opportunistic acquisitions, divestitures and joint ventures; and
•provide the energy that society needs and do so in a manner that is safe, protects the environment and is consistent with the oil and natural gas industry’s best practices.
Despite the precipitous decline in global oil demand resulting from the worldwide spread of COVID-19 in 2020, which led to a very challenging oil and natural gas price environment, global oil demand and oil and natural gas prices improved significantly during 2021 and 2022. These factors, along with the successful execution of our business strategies, led to increases in our oil and natural gas production and proved oil and natural gas reserves in 2022, as well as to increases in our oil and natural gas revenues and cash flows. We also improved the capital efficiency of our drilling and completion operations and achieved several key operational milestones throughout the year (as further described below in “—Exploration and Production Segment—Southeast New Mexico and West Texas—Delaware Basin”). In addition, we achieved several key capital resources objectives during the year, including generating free cash flow, paying down borrowings, increasing our quarterly cash dividend and earning performance incentives from Five Point Energy, LLC, our joint venture partner in San Mateo (“Five Point”). Further, we concluded several important financing transactions in 2022, including increasing the borrowing base under our Credit Agreement (as defined below) and extending the maturity of and increasing the lender commitments under the San Mateo Credit Facility (as defined below). San Mateo also achieved important milestones in 2022, including the addition of produced water disposal capacity and being awarded several new customer contracts. These achievements and transactions increased our operational flexibility and opportunities while preserving the strength of our balance sheet and our liquidity position.
2022 Highlights
Increased Oil, Natural Gas and Oil Equivalent Production
For the year ended December 31, 2022, we achieved record oil, natural gas and average daily oil equivalent production. In 2022, we produced 21.9 million Bbl of oil, an increase of 23%, as compared to 17.8 million Bbl of oil produced in 2021. We also produced 99.3 Bcf of natural gas, an increase of 22% from 81.7 Bcf of natural gas produced in 2021. Our average daily oil equivalent production for the year ended December 31, 2022 was 105,465 BOE per day, including 60,119 Bbl of oil per day and 272.1 MMcf of natural gas per day, an increase of 22%, as compared to 86,176 BOE per day, including 48,876 Bbl of oil per day and 223.8 MMcf of natural gas per day, for the year ended December 31, 2021. The increase in oil and natural gas production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin throughout 2022, which offset declining production in the Eagle Ford shale. Oil production comprised 57% of our total production (using a conversion ratio of one Bbl of oil per six Mcf of natural gas) for each of the years ended December 31, 2022 and 2021.
Increased Oil, Natural Gas and Oil Equivalent Reserves
At December 31, 2022, our estimated total proved oil and natural gas reserves were 356.7 million BOE, including 196.3 million Bbl of oil and 962.6 Bcf of natural gas, an increase of 10% from 323.4 million BOE, including 181.3 million Bbl of oil and 852.5 Bcf of natural gas, at December 31, 2021. The Standardized Measure of our total proved oil and natural gas reserves increased 60% from $4.38 billion at December 31, 2021 to $6.98 billion at December 31, 2022. The PV-10 of our total proved oil and natural gas reserves increased 71% from $5.35 billion at December 31, 2021 to $9.13 billion at December 31, 2022. The increases in our Standardized Measure and PV-10 were primarily a result of the significantly higher unweighted arithmetic average oil and natural gas prices used to estimate proved reserves at December 31, 2022, as compared to December 31, 2021, but also due to the 10% increase in our total proved oil and natural gas reserves at December 31, 2022, as compared to

December 31, 2021. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see “—Estimated Proved Reserves.”
At December 31, 2022, proved developed reserves included 116.0 million Bbl of oil and 632.9 Bcf of natural gas, and proved undeveloped reserves included 80.3 million Bbl of oil and 329.7 Bcf of natural gas. Proved developed reserves and proved oil reserves comprised 62% and 55%, respectively, of our total proved oil and natural gas reserves at December 31, 2022. Proved developed reserves and proved oil reserves comprised 60% and 56%, respectively, of our total proved oil and natural gas reserves at December 31, 2021. The improvement in proved developed reserves as a percentage of our total proved oil and natural gas reserves to 62% at December 31, 2022 from 60% at December 31, 2021 was primarily attributable to the development and conversion of approximately 38.4 million BOE of our proved undeveloped reserves to proved developed reserves and the addition of 24.7 million BOE in extensions and discoveries primarily in the Delaware Basin in 2022.
Operational Highlights
We focus on optimizing the development of our resource base by seeking ways to maximize our recovery per well relative to the cost incurred and to minimize our operating costs per BOE produced. We apply an analytical approach to track and monitor the effectiveness of our drilling and completion techniques and service providers. This allows us to better manage operating costs, the pace of development activities, technical applications, the gathering and marketing of our production and capital allocation. Additionally, we concentrate on our core areas, which allows us to achieve economies of scale and reduce operating costs. Largely as a result of these factors, we believe that we have increased our technical knowledge of drilling, completing and producing Delaware Basin wells. We expect the Delaware Basin will continue to be our primary area of focus in 2023.
We completed and began producing oil and natural gas from 144 gross (69.8 net) wells in the Delaware Basin in 2022, including 81 gross (64.5 net) operated and 63 gross (5.4 net) non-operated wells. At December 31, 2022, our total acreage position in the Delaware Basin was approximately 237,100 gross (129,400 net) acres, primarily in Lea and Eddy Counties, New Mexico and Loving County, Texas. We have focused our Delaware Basin operations on the following asset areas: the Stateline, Rustler Breaks and Arrowhead asset areas in Eddy County, New Mexico and the Antelope Ridge, Ranger and Twin Lakes asset areas in Lea County, New Mexico and the Wolf and Jackson Trust asset areas in Loving County, Texas. Our Delaware Basin properties are the most significant component of our asset portfolio. Our average daily oil equivalent production from the Delaware Basin increased approximately 24% to 100,135 BOE per day (95% of total oil equivalent production), including 59,139 Bbl of oil per day (98% of total oil production) and 246.0 MMcf of natural gas per day (90% of total natural gas production), in 2022, as compared to 80,534 BOE per day (93% of total oil equivalent production), including 47,339 Bbl of oil per day (97% of total oil production) and 199.2 MMcf of natural gas per day (89% of total natural gas production), in 2021. We expect our Delaware Basin production to increase in 2023 as we continue the delineation and development of these asset areas.
During 2022, we achieved all five significant and important operational milestones in the Delaware Basin we set at the beginning of the year. These five operational milestones (as further described below in “—Exploration and Production Segment—Southeast New Mexico and West Texas—Delaware Basin”) were each achieved when we turned to sales:
•11 Voni wells, all of which were 2.3-mile laterals, in the western portion of the Stateline asset area in a staggered fashion in early 2022; these 11 Voni wells have produced in aggregate approximately 3.6 million BOE in 11 months of production;
•the third group of nine Rodney Robinson wells in the western portion of our Antelope Ridge asset area in March 2022; these nine Rodney Robinson wells have produced in aggregate approximately 3.1 million BOE in 10 months of production;
•11 Rustler Breaks wells in April 2022; these 11 wells have produced in aggregate approximately 2.6 million BOE in almost nine months of production;
•16 Antelope Ridge wells in the second half of 2022; these 16 wells have produced in aggregate approximately 1.6 million BOE in 2022; and
•12 Ranger wells in the fourth quarter of 2022.
In addition to achieving these five key operational milestones, further operational highlights in the Delaware Basin (as further described below in “—Exploration and Production Segment—Southeast New Mexico and West Texas—Delaware Basin”) in 2022 included:
•continued drilling of longer laterals, whereby 90% of the operated horizontal wells we turned to sales in 2022 had lateral lengths of two miles or greater, as compared to 74% in 2020; and
•capital expenditures for drilling, completing and equipping wells (“D/C/E capital expenditures”) for 2022 of $772.5 million, which was at the low end of our revised estimated range for 2022 D/C/E capital expenditures of $765 to $835 million as provided on July 26, 2022 and affirmed on October 25, 2022, which included the addition of a seventh operated drilling rig in September 2022.
Capital Resources and Financing Highlights
During 2022, we achieved several significant and important capital resources objectives, which included:
•the generation of free cash flow in all four quarters of 2022;
•the repayment of all outstanding borrowings under our revolving credit facility, resulting in no outstanding borrowings under that facility at December 31, 2022;
•the repurchase of $350.8 million of our outstanding senior notes;
•the amendments of our dividend policy in the second and fourth quarters of 2022, pursuant to which we increased the quarterly cash dividend from $0.05 per share of common stock to $0.15 per share of common stock; and
•the receipt of $28.3 million in performance incentives directly from Five Point.
In addition, we concluded several important financing transactions in 2022 that increased our operational flexibility and opportunities, while preserving the strength of our balance sheet and improving our liquidity position. These transactions included:
•the spring and fall redetermination processes revised our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) to collectively (i) increase the borrowing base to $2.25 billion, as compared to $1.35 billion at December 31, 2021, (ii) increase the elected borrowing commitment to $775.0 million, as compared to $700.0 million at December 31, 2021, (iii) reaffirm the maximum facility amount at $1.5 billion and (iv) add one new bank to our lending group; and
•the amendment of San Mateo’s revolving credit facility (the “San Mateo Credit Facility”) in December 2022 to (i) extend the maturity date by three years from December 2023 to December 2026, (ii) increase the lender commitments under the San Mateo Credit Facility from $450.0 million to $485.0 million, (iii) refresh the accordion feature that provides for potential increases in lender commitments to up to $735.0 million, as compared to $700.0 million previously, and (iv) add one new bank to San Mateo’s lending group.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding these financing transactions.
Midstream Highlights
Matador conducts its midstream operations primarily through San Mateo, which is owned 51% by us and 49% by our joint venture partner, Five Point, and through Pronto, which is a wholly-owned subsidiary.
San Mateo achieved strong operating results in 2022, highlighted by (i) free cash flow generation, (ii) increased midstream services revenues and (iii) increased natural gas gathering and processing volumes, produced water handling volumes and oil gathering and transportation volumes, all as compared to 2021. Volumes for the years ended December 31, 2022 and 2021 do not include the full quantity of volumes that would have otherwise been delivered by certain San Mateo customers subject to minimum volume commitments (although partial deliveries were made in both years), but for which San Mateo recognized revenues during the years ended December 31, 2022 and 2021.
During 2022, San Mateo closed seven new midstream transactions with oil and natural gas producers and other counterparties in Eddy County, New Mexico, which are expected to generate additional natural gas gathering and processing, oil gathering and transportation and water handling volumes in future periods. A majority of these new opportunities reflect additional business awarded to San Mateo by existing customers, which we believe is indicative of the quality of service San Mateo provides to all of its customers in the Delaware Basin.
At December 31, 2022, San Mateo’s midstream system included:
•Natural Gas Assets: 460 MMcf per day of designed natural gas cryogenic processing capacity and approximately 150 miles of natural gas gathering pipelines in Eddy County, New Mexico and Loving County, Texas, including 43 miles of large diameter natural gas gathering lines spanning from the Stateline asset area to the acreage in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”);
•Oil Assets: Three oil central delivery points (“CDP”) with over 100,000 Bbl of designed oil throughput capacity and approximately 100 miles of oil gathering and transportation pipelines in Eddy County, New Mexico and Loving County, Texas, as well as a 400,000-acre joint development area with Plains Marketing, L.P. (“Plains”) to gather our and other producers’ oil production in Eddy County, New Mexico; and

•Produced Water Assets: 15 commercial salt water disposal wells and associated facilities with designed produced water disposal capacity of 445,000 Bbl per day and approximately 165 miles of produced water gathering pipelines in Eddy County, New Mexico and Loving County, Texas.
On June 30, 2022, we acquired a wholly-owned subsidiary of Summit Midstream Partners, LP that was subsequently renamed Pronto, which owned a cryogenic gas processing plant with a designed inlet capacity of 60 MMcf of natural gas per day (the “Marlan Processing Plant”), three compressor stations and approximately 45 miles of natural gas gathering pipelines in Lea and Eddy Counties, New Mexico.
Environmental, Social and Governance (“ESG”) Initiatives
We are committed to creating long-term value in a responsible manner. Our aim is to reliably and profitably provide the energy that society needs in a manner that is safe, protects the environment and is consistent with the industry’s best practices and the highest applicable regulatory and legal standards. More recently, we have begun formally reporting on our stewardship efforts in our annual Sustainability Report using quantitative metrics aligned with standards developed by an industry leader, the Sustainability Accounting Standards Board (SASB).
Highlights from our ESG initiatives, which generally relate to our operations in 2021 except as otherwise noted, include:
•Decreased direct greenhouse gas emissions intensity by 28% in 2021, as compared to 2020;
•Decreased methane emissions intensity by 48% in 2021, as compared to 2020;
•Decreased flaring intensity by 53% in 2021, as compared to 2020;
•Increased use of non-fresh water to 96% of total water consumption in 2021;
•Increased number of wells utilizing recycled produced water to 72% of total wells completed in 2021;
•Transported 99% of operated produced water and 89% of operated produced oil by pipeline in 2022;
•Incurred no employee lost time incidents during approximately 3.3 million employee man-hours from 2017 to 2022; and
•Provided approximately 16,000 hours of employee continuing education, equating to approximately 50 hours per employee in 2022.
These sustainability metrics have been calculated using the best information available to us. The data utilized in calculating such metrics is subject to certain reporting rules, regulatory reviews, definitions, calculation methodologies, estimates, adjustments and other factors. We expect to complete the review of fiscal year 2022 data from our ESG initiatives in the second half of 2023 in connection with the preparation of our 2022 Sustainability Report.
Recent Developments

On January 24, 2023, our wholly-owned subsidiary entered into a definitive agreement to acquire Advance Energy Partners Holdings, LLC (“Advance”) from affiliates of EnCap Investments L.P., including certain oil and natural gas producing properties and undeveloped acreage located primarily in Lea County, New Mexico and Ward County, Texas (the “Advance Acquisition”). The consideration for the Advance Acquisition is expected to consist of $1.6 billion in cash, subject to customary closing adjustments, including for working capital and for title and environmental defects, plus additional cash consideration of $7.5 million for each month during 2023 in which the average price of crude oil (as defined in the securities purchase agreement) exceeds $85 per barrel. The consummation of the Advance Acquisition is subject to customary closing conditions and is expected to close in the second quarter of 2023 with an effective date of January 1, 2023.
We estimate the total proved oil and natural gas reserves associated with these properties are approximately 106.4 million BOE (73% oil) at December 31, 2022. These reserves estimates were prepared by our engineering staff and audited by Netherland, Sewell & Associates, Inc., independent reservoir engineers.
Other highlights of the Advance Acquisition include:
•Estimated production in the first quarter of 2023 of 24,500 to 25,500 BOE per day (74% oil);
•Approximately 18,500 net acres (99% held by production) in the core of the northern Delaware Basin, most of which is strategically located in our Ranger asset area in Lea County, New Mexico near our existing properties;
•206 gross (174 net) operated locations (84% working interest) and 200 gross (29 net) non-operated locations (15% working interest);
•21 gross (20 net) drilled but uncompleted wells expected to be turned to sales in the second half of 2023;

•Acreage conducive to drilling longer laterals with an expected average lateral length for operated locations of approximately 9,400 feet; and
•Upside related to potential midstream opportunities for Pronto, which operates in Lea County, New Mexico.
Exploration and Production Segment
Our current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. We also operate in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. During 2022, we devoted most of our efforts and most of our capital expenditures to our drilling and completion operations in the Wolfcamp and Bone Spring plays in the Delaware Basin, as well as our midstream operations there. Since our inception, our exploration and development efforts have concentrated primarily on known hydrocarbon-producing basins with well-established production histories offering the potential for multiple-zone completions.
The following table presents certain summary data for each of our operating areas as of and for the year ended December 31, 2022.

			Producing		Total Identified		Estimated Net Proved
			Wells		Drilling Locations(1)		Reserves(2)		Avg. Daily
	Gross	Net	Gross	Net	Gross	Net		%	Production
	Acreage	Acreage					MBOE(3)	Developed	(BOE/d)(3)
Southeast New Mexico/West Texas:
Delaware Basin(4)	237,100	129,400	1,087	543.3	4,382	1,468	346,788	61.0	100,135
South Texas:
Eagle Ford(5)	15,400	13,100	91	72.3	124	98	3,861	100.0	1,373
Northwest Louisiana
Haynesville	16,200	8,900	246	19.1	161	14	5,126	99.0	3,789
Cotton Valley(6)	15,800	14,900	65	39.8	154	35	947	100.0	168
Area Total(7)	18,500	17,300	311	58.9	315	49	6,073	99.2	3,957
Total	271,000	159,800	1,489	674.5	4,821	1,615	356,722	62.1	105,465
__________________
(1)Identified and engineered drilling locations. These locations have been identified for potential future drilling and were not producing at December 31, 2022. The total net engineered drilling locations are calculated by multiplying the gross engineered drilling locations in an operating area by our working interest participation in such locations. Individual horizontal drilling locations generally represent a variety of lateral lengths, from one mile to greater than two miles, based upon our current assumptions for a well that could be drilled at that location given our current acreage position. At December 31, 2022, approximately two-thirds of these identified drilling locations were expected to be horizontal laterals with lateral lengths of approximately two miles or greater, and approximately 80% are expected to have lateral lengths of approximately 1.5 miles or greater. At December 31, 2022, these engineered drilling locations included 390 gross (156 net) operated and non-operated locations to which we have assigned proved undeveloped reserves, primarily in the Wolfcamp or Bone Spring plays, but also in the Brushy Canyon and Avalon formations, in the Delaware Basin and only seven gross (less than 0.1 net) locations to which we have assigned proved undeveloped reserves in the Haynesville shale. At December 31, 2022, we had assigned no proved undeveloped reserves to our leasehold in the Eagle Ford shale.
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
(4)Includes potential future engineered drilling locations in the Wolfcamp, Bone Spring, Brushy Canyon and Avalon plays on our acreage in the Delaware Basin at December 31, 2022.
(5)Includes one well producing oil from the Austin Chalk formation in La Salle County, Texas.
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
We are active both as an operator and as a non-operating co-working interest owner with various industry participants. At December 31, 2022, we operated a significant majority of our acreage in the Delaware Basin in Southeast New Mexico and West Texas. In those wells where we are not the operator, our working interests are often relatively small. At December 31, 2022, we also were the operator for approximately 87% of our Eagle Ford acreage and approximately 51% of our Haynesville acreage.

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
Southeast New Mexico and West Texas — Delaware Basin
The greater Permian Basin in Southeast New Mexico and West Texas is a mature exploration and production region with extensive developments in a wide variety of petroleum systems resulting in stacked target horizons in many areas. Historically, the majority of development in this basin has focused on relatively conventional reservoir targets, but, in recent years, the combination of advanced formation evaluation, 3-D seismic technology, horizontal drilling and hydraulic fracturing technology is enhancing the development potential of this basin, particularly in the organic rich shales, or source rocks, of the Wolfcamp formation and in the low permeability sand and carbonate reservoirs of the Bone Spring, Brushy Canyon and Avalon formations.
In the western part of the Permian Basin, also known as the Delaware Basin, the Lower Permian age Bone Spring (also called the Leonardian) and Wolfcamp formations are several thousand feet thick and contain stacked layers of shales, sandstones, limestones and dolomites. These intervals represent a complex and dynamic submarine depositional system that also includes organic rich shales that are the source rocks for oil and natural gas produced in the basin. Historically, production has come from conventional reservoirs; however, we and other industry players have realized that the source rocks also have sufficient porosity and permeability to be commercial reservoirs. In addition, the source rocks are interbedded with reservoir layers that have filled with hydrocarbons, both of which can produce significant volumes of oil and natural gas when connected by horizontal wellbores with multi-stage hydraulic fracture treatments. Particularly in the Delaware Basin, there are multiple horizontal targets in a given area that exist within the several thousand feet of hydrocarbon bearing layers that make up the Bone Spring and Wolfcamp plays. Multiple horizontal drilling and completion targets are being identified and targeted by companies, including us, throughout the vertical section, including the Brushy Canyon, Avalon and Bone Spring (First, Second and Third Sand and Carbonate) and several intervals within the Wolfcamp shale, often identified as Wolfcamp A through D.
At December 31, 2022, our total acreage position in Southeast New Mexico and West Texas was approximately 237,100 gross (129,400 net) acres, primarily in Lea and Eddy Counties, New Mexico and Loving County, Texas. These acreage totals included approximately 40,700 gross (22,600 net) acres in our Ranger asset area in Lea County, 59,500 gross (22,500 net) acres in our Arrowhead asset area in Eddy County, 45,500 gross (26,400 net) acres in our Rustler Breaks asset area in Eddy County, 26,500 gross (17,900 net) acres in our Antelope Ridge asset area in Lea County, 14,400 gross (10,800 net) acres in our Wolf and Jackson Trust asset areas in Loving County, 2,900 gross (2,900 net) acres in our Stateline asset area in Eddy County and 47,000 gross (25,800 net) acres in our Twin Lakes asset area in Lea County at December 31, 2022. We consider the vast majority of our Delaware Basin acreage position to be prospective for oil and liquids-rich targets in the Bone Spring and Wolfcamp formations. Other potential targets on certain portions of our acreage include the Brushy Canyon and Avalon formations, as well as the Abo, Strawn, Devonian, Penn Shale, Atoka and Morrow formations. At December 31, 2022, our acreage position in the Delaware Basin was approximately 77% held by existing production. Excluding the Twin Lakes asset area and the undeveloped acreage acquired in the Bureau of Land Management New Mexico Oil and Gas Lease Sale on September 5 and 6, 2018 (the “BLM Acquisition”), which has 10-year leases with favorable lease-holding provisions, our acreage position in the Delaware Basin was approximately 92% held by existing production at December 31, 2022.
During the year ended December 31, 2022, we continued the delineation and development of our Delaware Basin acreage. We completed and began producing oil and natural gas from 144 gross (69.8 net) wells in the Delaware Basin, including 81 gross (64.5 net) operated horizontal wells and 63 gross (5.4 net) non-operated horizontal wells, throughout our various asset areas. At December 31, 2022, we had tested a number of different producing horizons at various locations across our acreage position, including the Brushy Canyon, two benches of the Avalon, two benches of the First Bone Spring, two benches of the Second Bone Spring, two benches of the Third Bone Spring, three benches of the Wolfcamp A, including the X and Y sands and the more organic, lower section of the Wolfcamp A, three benches of the Wolfcamp B, the Wolfcamp D, the Morrow and the Strawn.
As a result of our ongoing drilling and completion operations in these asset areas, our Delaware Basin production increased significantly in 2022. Our average daily oil equivalent production from the Delaware Basin increased approximately 24% to 100,135 BOE per day (95% of total oil equivalent production), including 59,139 Bbl of oil per day (98% of total oil production) and 246.0 MMcf of natural gas per day (90% of total natural gas production), in 2022, as compared to 80,534 BOE per day (93% of total oil equivalent production), including 47,339 Bbl of oil per day (97% of total oil production) and 199.2 MMcf of natural gas per day (89% of total natural gas production), in 2021.

At December 31, 2022, approximately 97% of our estimated total proved oil and natural gas reserves, or 346.8 million BOE, was attributable to the Delaware Basin, including approximately 193.5 million Bbl of oil and 919.7 Bcf of natural gas, an 11% increase, as compared to 312.0 million BOE for the year ended December 31, 2021. Our Delaware Basin proved reserves at December 31, 2022 comprised approximately 99% of our proved oil reserves and 96% of our proved natural gas reserves, as compared to approximately 98% of our proved oil reserves and 95% of our proved natural gas reserves at December 31, 2021.
At December 31, 2022, we had identified 4,382 gross (1,468 net) engineered locations for potential future drilling on our Delaware Basin acreage, primarily in the Wolfcamp or Bone Spring plays, but also including the shallower Brushy Canyon and Avalon formations. These locations include 2,198 gross (1,296 net) locations that we anticipate operating as we hold a working interest of at least 25% in each of these locations. Individual horizontal drilling locations represent a variety of lateral lengths, from one mile to greater than two miles based upon our current assumptions for a well that could be drilled at specified locations given our current acreage position. At December 31, 2022, approximately two-thirds of these identified drilling locations are expected to have horizontal lateral lengths of approximately two miles or greater and approximately 80% are expected to have horizontal lateral lengths of approximately 1.5 miles or greater. These engineered locations have been identified on a property-by-property basis and take into account criteria such as anticipated geologic conditions and reservoir properties, estimated rates of return, estimated recoveries from our Delaware Basin wells and other nearby wells based on available public data, drilling densities anticipated on our properties and properties of other operators, estimated drilling and completion costs, spacing and other rules established by regulatory authorities and surface considerations, among other criteria. Our engineered well locations, at December 31, 2022, do not yet include all portions of our acreage position. Our identified well locations presume that multiple intervals may be prospective at any one surface location. Although we believe that denser well spacing may be possible in certain asset areas or in certain formations, at December 31, 2022, the majority of our estimated locations were based on the assumption of 160-acre well spacing. As we explore and develop our Delaware Basin acreage further, we anticipate that we may identify additional locations for future drilling. At December 31, 2022, these potential future drilling locations included 390 gross (156 net) operated and non-operated locations in the Delaware Basin, primarily in the Wolfcamp and Bone Spring plays, but also in the Brushy Canyon and Avalon, to which we have assigned proved undeveloped reserves.
We began 2022 operating five drilling rigs in the Delaware Basin but contracted a sixth drilling rig during the first quarter of 2022 to begin development of certain acquired assets in the western portion of the Ranger asset area in Lea County, New Mexico. We added a seventh drilling rig in September 2022 and operated seven drilling rigs throughout the remainder of 2022. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors.
Antelope Ridge Asset Area - Lea County, New Mexico
In the Antelope Ridge asset area, we turned to sales 26 gross (21.9 net) operated wells and 23 gross (0.6 net) non-operated wells during 2022.
The 1,300 gross and net acre Rodney Robinson leasehold is one of the key tracts we acquired in the BLM Acquisition. The federal leases provide an 87.5% net revenue interest (“NRI”) as compared to approximately 75% NRI on most fee leases today. At the end of the first quarter of 2022, we achieved one of our five operational milestones we set for Matador in 2022 when we turned to sales nine gross (8.1 net) wells on the Rodney Robinson leasehold. These wells were the third group of wells drilled on the Rodney Robinson leasehold. The nine Rodney Robinson wells, which included one Third Bone Spring completion, two Second Bone Spring completions, three First Bone Spring completions and three Avalon completions, have produced in aggregate approximately 3.1 million BOE in approximately ten months of production.
In the third and fourth quarter of 2022, we achieved another one of our five operational milestones in 2022 when we turned to sales 16 gross (12.9 net) operated wells in other portions of the Antelope Ridge asset area. In addition, we turned to sales one gross (0.9 net) operated well in the first quarter of 2022. In total, these 17 Antelope Ridge wells, which included three Third Bone Spring, eight Second Bone Spring and six First Bone Spring completions have produced in aggregate approximately 1.8 million BOE in an average of approximately four months of production.
In September 2022, we added a seventh drilling rig, which enabled us to accelerate the timing of the fourth group of eight Rodney Robinson wells. These eight gross (7.7 net) wells are expected to be turned to sales late in the first quarter of 2023. We plan to turn to sales 12 gross (9.1 net) operated wells in the Antelope Ridge asset area in 2023.
Rustler Breaks Asset Area - Eddy County, New Mexico
In the Rustler Breaks asset area, we turned to sales 21 gross (13.5 net) operated wells and 22 gross (2.3 net) non-operated wells during 2022.

In the second quarter of 2022, we achieved one of our five operational milestones in 2022 when we turned to sales eleven gross (6.5 net) wells in the Rustler Breaks asset area. In addition, we turned to sales an additional ten gross (7.0 net) operated wells at various times in the third and fourth quarters of 2022. In total, these 21 Rustler Breaks wells, which included four Wolfcamp B, two Wolfcamp A, two Third Bone Spring, one Third Bone Spring Carbonate, seven Second Bone Spring, four First Bone Spring and one Brushy Canyon completions, have produced in aggregate approximately 3.8 million BOE in an average of approximately six months of production.
We plan to turn to sales 21 gross (13.2 net) operated wells in the Rustler Breaks asset area in 2023.
Arrowhead Asset Area - Eddy County, New Mexico
In the Arrowhead asset area, we turned to sales two gross (1.1 net) operated wells and eight gross (1.3 net) non-operated wells during 2022. This included two Second Bone Spring completions that turned to sales late in the fourth quarter of 2022.
We plan to turn to sales 18 gross (11.5 net) operated wells in the Arrowhead asset area in 2023.
Ranger and Twin Lakes Asset Areas - Lea County, New Mexico
In the Ranger asset area, we turned to sales 14 gross (10.1 net) operated wells and ten gross (1.2 net) non-operated wells during 2022. In the Twin Lakes area, we did not turn to sales or participate in any horizontal operated or non-operated wells during 2022.
In February 2022, we contracted a sixth drilling rig to begin development on certain properties acquired in the western portion of our Ranger asset area and late in the fourth quarter of 2022, we achieved another one of our five operational milestones for 2022 when we turned to sales 12 gross (8.8 net) wells. This included two Wolfcamp A, four Third Bone Spring, five Second Bone Spring and one First Bone Spring completions, which have in aggregate produced 0.3 million BOE in approximately one month of production.
Early in the first quarter of 2022, we also turned to sales the second batch of two Uncle Ches wells, which targeted the Second Bone Spring Sand. We are very pleased with the results of these additional Uncle Ches wells, which in aggregate, have produced over 0.7 million BOE in 11 months of production and are exhibiting high (90%) oil cuts and low water cuts (approximately one Bbl of water per Bbl of oil produced).
We plan to turn to sales 21 gross (14.5 net) operated wells in the Ranger asset area in 2023, not including any wells expected to be turned to sales on Advance’s properties.
Stateline Asset Area - Eddy County, New Mexico
In the Stateline asset area, we turned to sales 15 gross (15.0 net) operated wells during 2022. Early in the first quarter of 2022, we achieved another one of our five operational milestones in 2022 when we turned to sales 11 gross (11.0 net) wells on the Voni leasehold in the Stateline asset area. The 11 Voni wells, which included four Wolfcamp B, five Third Bone Spring Carbonate and two First Bone Spring completions, have produced in aggregate approximately 3.6 million BOE in approximately 11 months of production. These 11 Voni wells had average completed lateral lengths of approximately 12,100 feet.
In the second quarter of 2022, we returned to Stateline to drill an additional batch of four Wolfcamp B wells on the Boros leasehold on the eastern side of the Stateline asset area. These four Wolfcamp B completions were turned to sales late in the third quarter of 2022 and have produced in aggregate approximately 0.5 million BOE in approximately three months.
We plan to turn to sales eight gross (8.0 net) operated wells in the Stateline asset area in 2023.
Wolf and Jackson Trust Asset Areas - Loving County, Texas
In the Wolf and Jackson Trust asset areas, we turned to sales three gross (2.7 net) operated wells during 2022. This included three Second Bone Spring completions that have in aggregate produced 0.9 million BOE in approximately 11 months.
We plan to turn to sales nine gross (8.3 net) operated wells in the Wolf asset area in 2023.
South Texas — Eagle Ford Shale and Other Formations
At December 31, 2022, our properties included approximately 15,400 gross (13,100 net) acres in the Eagle Ford shale play in South Texas. We believe that approximately 89% of our Eagle Ford acreage is prospective predominantly for oil or liquids-rich natural gas with condensate, with the remainder being prospective for less liquids-rich natural gas. All of our Eagle Ford leasehold was held by existing production at December 31, 2022.

During the year ended December 31, 2022, we converted approximately $46.5 million of non-core assets to cash, including the sales of approximately 12,000 gross (12,000 net) acres in the Eagle Ford shale for approximately $46.5 million. We did not conduct any operated or non-operated drilling and completion activities on our leasehold properties in South Texas during the year ended December 31, 2022. In fact, as of December 31, 2022, we had not completed any new operated wells in the Eagle Ford shale since the second quarter of 2019. As a result of not completing any new operated wells since 2019 and our asset sales during the year, our average daily oil equivalent production from the Eagle Ford shale decreased 35% to 1,373 BOE per day, including 971 Bbl of oil per day and 2.4 MMcf of natural gas per day, during 2022, as compared to 2,126 BOE per day, including 1,528 Bbl of oil per day and 3.6 MMcf of natural gas per day, during 2021. For the year ended December 31, 2022, 1% of our total daily oil equivalent production was attributable to the Eagle Ford shale, as compared to 2% for the year ended December 31, 2021.
At December 31, 2022, approximately 1% of our estimated total proved oil and natural gas reserves, or 3.9 million BOE, was attributable to the Eagle Ford shale, including approximately 2.8 million Bbl of oil and 6.5 Bcf of natural gas. Our Eagle Ford total proved reserves comprised approximately 1% of our proved oil reserves and 1% of our proved natural gas reserves at December 31, 2022, essentially unchanged from December 31, 2021.
Northwest Louisiana — Haynesville Shale, Cotton Valley and Other Formations
We did not conduct any operated drilling and completion activities on our leasehold properties in Northwest Louisiana during 2022, although we did participate in the drilling and completion of 11 gross (1.0 net) non-operated Haynesville shale wells that were turned to sales in 2022. We do not plan to drill any operated Haynesville shale or Cotton Valley wells in 2023.
At December 31, 2022, we held approximately 18,500 gross (17,300 net) acres in Northwest Louisiana, including 16,200 gross (8,900 net) acres in the Haynesville shale play and 15,800 gross (14,900 net) acres in the Cotton Valley play. We operate substantially all of our Cotton Valley and shallower production on our leasehold interests in Northwest Louisiana, as well as all of our Haynesville production on the acreage outside of what we believe to be the core area of the Haynesville shale play. We operate approximately 8% of the 11,600 gross (4,700 net) acres that we consider to be in the core area of the Haynesville shale play. All of our leasehold in the Haynesville and Cotton Valley plays in Northwest Louisiana was held by existing production at December 31, 2022.
For the year ended December 31, 2022, approximately 4% of our average daily oil equivalent production, or 3,957 BOE per day, including nine Bbl of oil per day and 23.7 MMcf of natural gas per day, was attributable to our leasehold interests in Northwest Louisiana, while for the year ended December 31, 2021, approximately 4% of our average daily oil equivalent production, or 3,516 BOE per day, including nine Bbl of oil per day and 21.0 MMcf of natural gas per day, was attributable to our properties in Northwest Louisiana. For the year ended December 31, 2022, approximately 9% of our daily natural gas production, or 23.7 MMcf of natural gas per day, was attributable to our leasehold interests in Northwest Louisiana, while for the year ended December 31, 2021, approximately 9% of our daily natural gas production, or 21.0 MMcf of natural gas per day, was attributable to these properties. At December 31, 2022, approximately 2% of our estimated total proved reserves, or 6.1 million BOE, was attributable to our properties in Northwest Louisiana.
Midstream Segment
Our midstream segment conducts midstream operations in support of our exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties.
Southeast New Mexico and West Texas — Delaware Basin
On February 17, 2017, we announced the formation of San Mateo, a strategic joint venture with Five Point. The midstream assets that were contributed to San Mateo included (i) San Mateo’s Black River cryogenic natural gas processing plant in Eddy County, New Mexico (the “Black River Processing Plant”) (before its expansions); (ii) one salt water disposal well and a related commercial salt water disposal facility in the Rustler Breaks asset area; (iii) three salt water disposal wells and related commercial salt water disposal facilities in the Wolf asset area and (iv) substantially all related oil, natural gas and produced water gathering systems and pipelines in both the Rustler Breaks and Wolf asset areas (collectively, the “Delaware Midstream Assets”). We received $171.5 million in connection with the formation of San Mateo and had the potential to earn up to $73.5 million in performance incentives over a five-year period, which in October 2020 was extended by an additional year. At February 21, 2023, we had earned all of the potential $73.5 million in performance incentives. Through February 21, 2023, Five Point had paid $14.7 million in performance incentives in each of the first quarters of 2018, 2019, 2020 and 2021, and the remaining $14.7 million in performance incentives is expected to be paid during the first quarter of 2023. In connection with the formation of San Mateo, we dedicated to San Mateo current and certain future leasehold interests in the Rustler Breaks and Wolf asset areas pursuant to 15-year, fixed fee oil, natural gas and produced water gathering and produced water disposal agreements. In addition, we dedicated current and certain future leasehold interests in the Rustler Breaks asset area to San Mateo pursuant to a 15-year, fixed fee natural gas processing agreement.

On February 25, 2019, we announced the formation of San Mateo Midstream II, LLC (“San Mateo II”), a strategic joint venture with Five Point designed to expand our midstream operations in the Delaware Basin, specifically in Eddy County, New Mexico. In addition, Five Point committed to pay $125.0 million of the first $150.0 million of capital expenditures incurred by San Mateo II to develop facilities in the Greater Stebbins Area and the Stateline asset area. The $150.0 million threshold for capital expenditures was reached during 2020 and additional capital expenditures are the responsibility of the Company and Five Point based on each company’s proportionate interest in San Mateo. In addition, we have the ability to earn up to $150.0 million in performance incentives through mid-2024, plus additional performance incentives for securing volumes from third-party customers. At February 21, 2023, we had received $62.2 million of the potential $150.0 million in performance incentives. In connection with the formation of San Mateo II, we dedicated to San Mateo II acreage in the Greater Stebbins Area and the Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering, natural gas processing and produced water disposal agreements.
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
On June 30, 2022, we acquired the Marlan Processing Plant, three compressor stations and approximately 45 miles of natural gas gathering pipelines in Lea and Eddy Counties, New Mexico as part of the Pronto Acquisition.
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
In 2020, San Mateo completed the construction and successful start-up of the expansion of the Black River Processing Plant to add an incremental designed inlet capacity of 200 MMcf of natural gas per day to the existing designed inlet capacity of 260 MMcf of natural gas per day, bringing the total designed inlet capacity to 460 MMcf of natural gas per day. The expanded Black River Processing Plant supports our exploration and development activities in the Delaware Basin and, at December 31, 2022, was gathering and processing natural gas from the Stateline asset area and from the Greater Stebbins Area. The Black River Processing Plant also processes natural gas from our Rustler Breaks asset area and provides natural gas processing services for other San Mateo customers in the area.
At December 31, 2022, San Mateo had approximately 43 miles of large diameter natural gas gathering pipelines between the Black River Processing Plant and the Stateline asset area (approximately 24 miles) and the Greater Stebbins Area (approximately 19 miles). At December 31, 2022, San Mateo was gathering or transporting all our operated natural gas production via pipeline in the Stateline asset area, the Greater Stebbins Area, the Rustler Breaks asset area and the Wolf asset area.
In addition, at December 31, 2022, San Mateo had an NGL pipeline connection at the Black River Processing Plant to the NGL pipeline owned by EPIC Y-Grade Pipeline LP. This NGL connection provides several significant benefits to us and other San Mateo customers compared to transporting NGLs by truck. San Mateo’s customers receive (i) firm NGL takeaway out of the Delaware Basin, (ii) increased NGL recoveries, (iii) improved pricing realizations through lower transportation and fractionation costs, (iv) increased optionality through San Mateo’s ability to operate the Black River Processing Plant in ethane recovery mode, if desired, and (v) a reliable alternative to pipe rather than to truck NGLs during severe weather events and otherwise.
In our Wolf asset area in Loving County, Texas, San Mateo gathers our natural gas production with the natural gas gathering system we retained following the sale of our wholly-owned subsidiary that owned certain natural gas gathering and processing assets in the Wolf asset area, including a cryogenic natural gas processing plant and approximately six miles of high-pressure gathering pipelines.
At December 31, 2022, San Mateo’s natural gas gathering systems included natural gas gathering pipelines and related compression and treating systems. During the year ended December 31, 2022, San Mateo gathered an average of approximately 287 MMcf of natural gas per day, an increase of 22% as compared to 236 MMcf of natural gas per day gathered during the year ended December 31, 2021. In addition, during the year ended December 31, 2022, San Mateo processed approximately 289 MMcf of natural gas at the Black River Processing Plant, an increase of 36%, as compared to 213 MMcf of natural gas per day processed during the year ended December 31, 2021. Natural gas gathering and processing volumes for the years ended December 31, 2022 and 2021 do not include the full quantity of volumes that would have otherwise been delivered by certain

San Mateo customers subject to minimum volume commitments (although partial deliveries were made in both years), but for which San Mateo recognized revenues.
At December 31, 2022, Pronto owned (i) the Marlan Processing Plant, (ii) three compressor stations and (iii) approximately 45 miles of natural gas gathering pipelines in Lea and Eddy Counties, New Mexico.
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
At December 31, 2022, San Mateo had (i) a crude oil gathering and transportation system in the Greater Stebbins Area that was connected to the existing interconnect in the Rustler Breaks asset area via approximately 19 miles of various diameter crude oil pipelines and (ii) a crude oil gathering system in the Stateline asset area. With these oil gathering and transportation systems (collectively with the crude oil gathering and transportation system in the Rustler Breaks asset area and the crude oil gathering system in the Wolf asset area, the “San Mateo Oil Pipeline Systems”) in service, at December 31, 2022, we estimated we had on pipe almost all of our oil production from the Stateline, Wolf and Rustler Breaks asset areas and the Greater Stebbins Area.
At December 31, 2022, the San Mateo Oil Pipeline Systems included crude oil gathering and transportation pipelines from points of origin in Eddy County, New Mexico and Loving County, Texas to interconnects with Plains and two trucking facilities. During the year ended December 31, 2022, the San Mateo Oil Pipeline Systems had throughput of approximately 48,300 Bbl of oil per day, an increase of 18%, as compared to throughput of approximately 40,800 Bbl of oil per day during the year ended December 31, 2021.
Produced Water Gathering and Disposal Assets
During 2022, San Mateo placed into service one commercial salt water disposal well in the Greater Stebbins Area, bringing San Mateo’s commercial salt water disposal well count in the Greater Stebbins Area to four. In addition to its four commercial salt water disposal wells and associated facilities in the Greater Stebbins Area, at February 21, 2023, San Mateo had eight commercial salt water disposal wells and associated facilities in the Rustler Breaks asset area, three commercial salt water disposal wells and associated facilities in the Wolf asset area and produced water gathering systems in the Stateline, Rustler Breaks and Wolf asset areas and the Greater Stebbins Area. At February 21, 2023, San Mateo had designed disposal capacity of approximately 445,000 Bbl of produced water per day.
During the year ended December 31, 2022, San Mateo handled approximately 361,000 Bbl of produced water per day, an increase of 30%, as compared to approximately 278,000 Bbl of produced water per day handled during the year ended December 31, 2021.
South Texas / Northwest Louisiana
In South Texas, we own a natural gas gathering system that gathers natural gas production from certain of our operated Eagle Ford leases. In Northwest Louisiana, we have midstream assets that gather natural gas from most of our operated leases. Our midstream assets in South Texas and Northwest Louisiana are not part of San Mateo or Pronto.

Operating Summary
The following table sets forth certain unaudited production and operating data for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Unaudited Production Data:
Net Production Volumes:
Oil (MBbl)	21,943	17,840	15,931
Natural gas (Bcf)	99.3	81.7	69.5
Total oil equivalent (MBOE)(1)	38,495	31,454	27,514
Average daily production (BOE/d)(1)	105,465	86,176	75,175
Average Sales Prices:
Oil, without realized derivatives (per Bbl)	$96.32	$67.58	$37.38
Oil, with realized derivatives (per Bbl)	$92.87	$56.70	$39.83
Natural gas, without realized derivatives (per Mcf)	$7.98	$6.06	$2.14
Natural gas, with realized derivatives (per Mcf)	$7.15	$5.74	$2.14
Operating Expenses (per BOE):
Production taxes, transportation and processing	$7.33	$5.69	$3.39
Lease operating	$4.08	$3.46	$3.81
Plant and other midstream services operating	$2.48	$1.95	$1.51
Depletion, depreciation and amortization	$12.11	$10.97	$13.15
General and administrative	$3.02	$3.06	$2.27
__________________
(1)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
The following table sets forth information regarding our production volumes, sales prices and production costs for the year ended December 31, 2022 from our operating areas, which we consider to be distinct fields for purposes of accounting for production.

	Southeast New Mexico/West Texas	South Texas	Northwest Louisiana

	Delaware Basin	Eagle Ford(1)	Haynesville	Cotton Valley(2)	Total
Annual Net Production Volumes
Oil (MBbl)	21,585	355	—	3	21,943
Natural gas (Bcf)	89.8	0.9	8.3	0.3	99.3
Total oil equivalent (MBOE)(3)	36,550	501	1,383	61	38,495
Percentage of total annual net production	94.9%	1.3%	3.6%	0.2%	100.0%
Average Net Daily Production Volumes
Oil (Bbl/d)	59,139	971	—	9	60,119
Natural gas (MMcf/d)	246.0	2.4	22.7	1.0	272.1
Total oil equivalent (BOE/d)	100,135	1,373	3,789	168	105,465
Average Sales Prices(4)
Oil (per Bbl)	$96.34	$95.23	$—	$91.53	$96.32
Natural gas (per Mcf)	$8.18	$9.04	$5.81	$5.71	$7.98
Total oil equivalent (per BOE)	$76.98	$83.24	$34.87	$37.23	$75.48
Production Costs(5)
Lease operating, transportation and processing (per BOE)	$5.10	$27.41	$5.37	$22.69	$5.43
__________________
(1)Includes one well producing oil from the Austin Chalk formation in La Salle County, Texas.
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
Our total oil equivalent production of approximately 38.5 million BOE for the year ended December 31, 2022 increased 22% from our total oil equivalent production of approximately 31.5 million BOE for the year ended December 31, 2021. This increased production was primarily due to our delineation and development operations in the Delaware Basin throughout 2022, which offset declining production in the Eagle Ford shale. Our average daily oil equivalent production for the year ended December 31, 2022 was 105,465 BOE per day, as compared to 86,176 BOE per day for the year ended December 31, 2021. Our average daily oil production for the year ended December 31, 2022 was 60,119 Bbl of oil per day, an increase of 23% from 48,876 Bbl of oil per day for the year ended December 31, 2021. Our average daily natural gas production for the year ended December 31, 2022 was 272.1 MMcf of natural gas per day, an increase of 22% from 223.8 MMcf of natural gas per day for the year ended December 31, 2021.
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

Producing Wells
The following table sets forth information relating to producing wells at December 31, 2022. Wells are classified as oil wells or natural gas wells according to their predominant production stream. We had an approximate average working interest of 81% in all wells that we operated at December 31, 2022. For wells where we are not the operator, our working interests range from less than 1% to approximately 52% and average approximately 10%. In the table below, gross wells are the total number of producing wells in which we own a working interest, and net wells represent the total of our fractional working interests owned in the gross wells.

	Oil Wells		Natural Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Southeast New Mexico/West Texas:
Delaware Basin(1)	929	461.8	158	81.5	1,087	543.3
South Texas:
Eagle Ford(2)	91	72.3	—	—	91	72.3
Northwest Louisiana:
Haynesville	—	—	246	19.1	246	19.1
Cotton Valley(3)	1	1.0	64	38.8	65	39.8
Area Total	1	1.0	310	57.9	311	58.9
Total	1,021	535.1	468	139.4	1,489	674.5
__________________
(1)Includes 239 gross (87.5 net) vertical wells that were primarily acquired in multiple transactions.
(2)Includes one well producing oil from the Austin Chalk formation in La Salle County, Texas.
(3)Includes the Cotton Valley formation and shallower zones and also includes one well producing from the Frio formation in Orange County, Texas.
Estimated Proved Reserves
The following table sets forth our estimated proved oil and natural gas reserves at December 31, 2022, 2021 and 2020. Our production and proved reserves are reported in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Where we produce liquids-rich natural gas, such as in the Delaware Basin and the Eagle Ford shale, the economic value of the NGLs associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the NGLs are extracted and sold. The reserves estimates were based on evaluations prepared by our engineering staff and have been audited for their reasonableness by Netherland, Sewell & Associates, Inc., independent reservoir engineers. These reserves estimates were prepared in accordance with SEC rules for oil and natural gas reserves reporting. The estimated reserves shown are for proved reserves only and do not include any unproved reserves classified as probable or possible reserves that might exist for our properties, nor do they include any consideration that could be attributable to interests in unproved and unevaluated acreage beyond those tracts for which proved reserves have been estimated. Proved oil and natural gas reserves are the estimated quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

	At December 31,(1)
	2022	2021	2020
Estimated Proved Reserves Data:(2)
Estimated proved reserves:
Oil (MBbl)	196,289	181,306	159,949
Natural Gas (Bcf)	962.6	852.5	662.3
Total (MBOE)(3)	356,722	323,397	270,332
Estimated proved developed reserves:
Oil (MBbl)	116,030	102,233	69,647
Natural Gas (Bcf)	632.9	546.2	323.2
Total (MBOE)(3)	221,507	193,262	123,507
Percent developed	62.1%	59.8%	45.7%
Estimated proved undeveloped reserves:
Oil (MBbl)	80,259	79,073	90,301
Natural gas (Bcf)	329.7	306.4	339.1
Total (MBOE)(3)	135,215	130,135	146,825
Standardized Measure(4) (in millions)	$6,983.2	$4,375.4	$1,584.4
PV-10(5) (in millions)	$9,132.2	$5,347.6	$1,658.0
__________________

(1)Numbers in table may not total due to rounding.
(2)Our estimated proved reserves, Standardized Measure and PV-10 were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic averages of the first-day-of-the-month prices for the 12 months ended December 31, 2022 were $90.15 per Bbl for oil and $6.36 per MMBtu for natural gas, for the 12 months ended December 31, 2021 were $63.04 per Bbl for oil and $3.60 per MMBtu for natural gas and for the 12 months ended December 31, 2020 were $36.04 per Bbl for oil and $1.99 per MMBtu for natural gas. These prices were adjusted by property for quality, energy content, regional price differentials, transportation fees, marketing deductions and other factors affecting the price received at the wellhead. We report our proved reserves in two streams, oil and natural gas, and the economic value of the NGLs associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the NGLs are extracted and sold.
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
(5)PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. PV-10 is not an estimate of the fair market value of our properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies and of the potential return on investment related to the companies’ properties without regard to the specific tax characteristics of such entities. Our PV-10 at December 31, 2022, 2021 and 2020 may be reconciled to our Standardized Measure of discounted future net cash flows at such dates by adding the discounted future income taxes associated with such reserves to the Standardized Measure. The discounted future income taxes at December 31, 2022, 2021 and 2020 were $2.15 billion, $972.2 million and $73.6 million, respectively.
Our estimated total proved oil and natural gas reserves increased 10% from 323.4 million BOE at December 31, 2021 to 356.7 million BOE at December 31, 2022. This increase in proved oil and natural gas reserves was primarily attributable to (i) our delineation and development operations in the Delaware Basin during 2022 and (ii) the 43% increase in oil prices and the 77% increase in natural gas prices used to estimate total proved reserves at December 31, 2022, as compared to December 31, 2021. We added 71.1 million BOE in proved oil and natural gas reserves through extensions and discoveries during 2022, of which 24.7 million BOE resulted from new well locations turned to sales during 2022 to establish proved developed reserves and 53.8 million BOE resulted primarily from new proved undeveloped locations identified as a result of drilling activities on our existing acreage in the Delaware Basin during 2022, but which were partially offset by the removal of 7.4 million BOE in proved undeveloped reserves that were not developed or were no longer expected to be developed within five years of their initial booking resulting primarily from changes in development plans for certain of our properties in the Delaware Basin. As we continue to develop our Delaware Basin assets, we may reclassify some or all of this 7.4 million BOE to proved reserves at a future date.
Our proved oil reserves grew 8% from approximately 181.3 million Bbl at December 31, 2021 to approximately 196.3 million Bbl at December 31, 2022. Our proved natural gas reserves increased 13% from 852.5 Bcf at December 31, 2021 to 962.6 Bcf at December 31, 2022. Our proved reserves to production ratio at December 31, 2022 was 9.3, a decrease of 10% from 10.3 at December 31, 2021.
The Standardized Measure of our total proved oil and natural gas reserves increased 60% from $4.38 billion at December 31, 2021 to $6.98 billion at December 31, 2022. The PV-10 of our total proved oil and natural gas reserves increased 71% from $5.35 billion at December 31, 2021 to $9.13 billion at December 31, 2022. The increases in our Standardized Measure and PV-10 are primarily a result of the significantly higher unweighted arithmetic average oil and natural gas prices used to estimate proved reserves at December 31, 2022, as compared to December 31, 2021, but also due to the 10% increase in our total proved oil and natural gas reserves at December 31, 2022, as compared to December 31, 2021. The unweighted arithmetic averages of first-day-of-the-month oil and natural gas prices used to estimate proved reserves at December 31, 2022 were $90.15 per Bbl and $6.36 per MMBtu, an increase of 43% and 77%, respectively, as compared to average oil and natural gas prices of $63.04 per Bbl and $3.60 per MMBtu used to estimate proved reserves at December 31, 2021. Our total proved reserves were made up of 55% oil and 45% natural gas at December 31, 2022 and 56% oil and 44% natural gas at December 31, 2021. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see the preceding table.

The following table summarizes changes in our estimated proved developed reserves at December 31, 2022.

Proved Developed Reserves

(MBOE)(1)
As of December 31, 2021	193,262
Extensions and discoveries	24,717
Net acquisitions of minerals-in-place	753
Revisions of prior estimates	2,867
Production	(38,495)
Conversion of proved undeveloped to proved developed	38,403
As of December 31, 2022	221,507
__________________
(1)    Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

Our proved developed oil and natural gas reserves increased 15% from 193.3 million BOE at December 31, 2021 to 221.5 million BOE at December 31, 2022. We added 24.7 million BOE in proved developed reserves through extensions and discoveries during 2022, which resulted from new well locations drilled during 2022 to establish proved reserves. We realized approximately 2.9 million BOE in net upward revisions to prior estimates, most of which was attributable to the significantly higher commodity prices used to estimate proved reserves at December 31, 2022, which resulted in longer estimated economic lives for certain of our producing properties. In addition, we converted 38.4 million BOE of our proved undeveloped reserves to proved developed reserves primarily through our development activities in the Delaware Basin during 2022, primarily in our Ranger, Stateline, Antelope Ridge and Rustler Breaks asset areas. In addition, we realized 0.8 million BOE in net upward revisions to our proved developed reserves at December 31, 2022 as a result of property acquisitions and divestitures completed during 2022. These cumulative net upward revisions of 66.7 million BOE to our proved developed reserves exceeded by 1.7 times our total oil and natural gas production of 38.5 million BOE in 2022.
Our proved developed oil reserves increased 13% from 102.2 million Bbl at December 31, 2021 to 116.0 million Bbl at December 31, 2022. Our proved developed natural gas reserves increased 16% from 546.2 Bcf at December 31, 2021 to 632.9 Bcf at December 31, 2022. Proved developed reserves constituted 62% of our total proved oil and natural gas reserves at December 31, 2022, as compared to 60% at December 31, 2021.
The following table summarizes changes in our estimated proved undeveloped reserves at December 31, 2022.

Proved Undeveloped Reserves

(MBOE)(1)
As of December 31, 2021	130,135
Extensions and discoveries	46,388
Net acquisitions of minerals-in-place	264
Revisions of prior estimates	(3,169)
Conversion of proved undeveloped to proved developed	(38,403)
As of December 31, 2022	135,215
__________________
(1)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
Our proved undeveloped oil and natural gas reserves increased 4% from 130.1 million BOE at December 31, 2021 to 135.2 million at December 31, 2022. We added 53.8 million BOE in proved undeveloped reserves through extensions and discoveries during 2022, which resulted primarily from new proved undeveloped locations identified as a result of drilling activities on our existing acreage in the Delaware Basin during 2022 but which were partially offset by the removal of 7.4 million BOE in proved undeveloped reserves that were not developed or were no longer expected to be developed within five years of their initial booking resulting from changes in development plans for certain of the properties in the Delaware Basin. We realized approximately 3.2 million BOE in net downward revisions to our prior estimates of proved undeveloped reserves, most of which was attributable to forecast updates at December 31, 2022. In addition, we realized 0.3 million BOE in net upward revisions to our proved undeveloped reserves at December 31, 2022 as a result of property acquisitions and divestitures completed during 2022. During 2022, we also converted 38.4 million BOE of our proved undeveloped reserves to proved developed reserves primarily through our development activities in the Delaware Basin during 2022.

At December 31, 2022, we had no proved undeveloped reserves in our estimates that remained undeveloped for five years or more following their initial booking, and we currently have plans to use anticipated capital resources to develop the proved undeveloped reserves remaining as of December 31, 2022 within five years of booking these reserves. The following table sets forth, since 2019, proved undeveloped reserves converted to proved developed reserves during each year and the investments associated with these conversions (dollars in thousands).

				Investment in Conversion of Proved Undeveloped Reserves to Proved Developed Reserves
	Proved Undeveloped Reserves Converted to Proved Developed Reserves

	Oil	Natural Gas	Total
	(MBbl)	(Bcf)	(MBOE)(1)
2019	13,832	58.8	23,629	$318,609
2020	16,256	76.1	28,944	257,590
2021	23,965	96.6	40,071	240,664
2022	22,515	95.3	38,403	434,336
Total	76,568	326.8	131,047	$1,251,199
__________________
(1) Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

The following table sets forth additional summary information by operating area with respect to our estimated net proved reserves at December 31, 2022.

	Net Proved Reserves(1)
	Oil	Natural Gas	Oil Equivalent	Standardized Measure(2)	PV-10(3)
	(MBbl)	(Bcf)	(MBOE)(4)	(in millions)	(in millions)
Southeast New Mexico/West Texas:
Delaware Basin	193,500	919.7	346,788	$6,852.8	$8,961.8
South Texas:
Eagle Ford(5)	2,780	6.5	3,861	68.4	89.8
Northwest Louisiana
Haynesville	—	30.8	5,126	56.5	73.9
Cotton Valley(6)	10	5.6	947	5.2	6.8
Area Total	10	36.4	6,073	61.7	80.7
Total	196,290	962.6	356,722	$6,982.9	$9,132.3
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
(3)PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. PV-10 is not an estimate of the fair market value of our properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies and of the potential return on investment related to the companies’ properties without regard to the specific tax characteristics of such entities. Our PV-10 at December 31, 2022 may be reconciled to our Standardized Measure of discounted future net cash flows at such date by adding the discounted future income taxes associated with such reserves to the Standardized Measure. The discounted future income taxes at December 31, 2022 were approximately $2.15 billion.
(4)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
(5)Includes one well producing oil from the Austin Chalk formation in La Salle County, Texas.
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
Internal Control Over Reserves Estimation Process
We maintain an internal staff of petroleum engineers and geoscience professionals to ensure the integrity, accuracy and timeliness of the data used in our reserves estimation process. Individual asset teams are responsible for the day-to-day management of the oil and natural gas activities for each team’s asset area. These asset teams are staffed with reservoir engineers who prepare reserves estimates at the end of each calendar quarter for the assets they manage. Our Vice President of Reservoir Engineering and the Reserves Team was primarily responsible for overseeing the preparation of our reserves estimates in 2022. He received Bachelor of Science degrees in both Petroleum Engineering and Mechanical Engineering from Texas Tech University, is a licensed Professional Engineer in the state of Texas and has over ten years of industry experience. Our Vice President of Reservoir Engineering and the Reserves Team works under the direct supervision of our Executive Vice President of Reservoir Engineering and Senior Asset Manager, who received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University and has over 15 years of industry experience. The Company has established internal controls over its reserves estimation processes and procedures to support the accurate and timely preparation and disclosure of reserves estimates in accordance with SEC and GAAP requirements. These controls include oversight of the reserves estimation processes by our internal reserves group as well as accounting and finance personnel. Following the preparation of our reserves estimates, these estimates are audited for their reasonableness by Netherland, Sewell & Associates, Inc., independent reservoir engineers. Members of our executive committee and members of the Operations and Engineering Committee of our Board of Directors review the reserves report and our reserves estimation process, and the independent audit of our reserves is reviewed by other members of our Board of Directors as well.
Acreage Summary
The following table sets forth the approximate acreage in which we held a leasehold, mineral or other interest at December 31, 2022.

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Southeast New Mexico/West Texas:
Delaware Basin	191,300	99,200	45,800	30,200	237,100	129,400
South Texas:
Eagle Ford	15,400	13,100	—	—	15,400	13,100
Northwest Louisiana:
Haynesville	16,200	8,900	—	—	16,200	8,900
Cotton Valley	15,800	14,900	—	—	15,800	14,900
Area Total(1)	18,500	17,300	—	—	18,500	17,300
Total	225,200	129,600	45,800	30,200	271,000	159,800
__________________
(1)Some of the same leases cover the gross and net acreage shown for both the Haynesville formation and the shallower Cotton Valley formation. Therefore, the sum of the gross and net acreage for both formations is not equal to the total gross and net acreage for Northwest Louisiana.

Undeveloped Acreage Expiration
The following table sets forth the approximate number of gross and net undeveloped acres at December 31, 2022 that will expire over the next five years by operating area unless production is established within the spacing units covering the acreage prior to the expiration dates, the existing leases are renewed prior to expiration or continued operations maintain the leases beyond the expiration of each respective primary term. Undeveloped acreage expiring in 2028 and beyond totals 7,100 net acres, all of which is in the Delaware Basin. All of our leasehold in the Eagle Ford shale in South Texas and in the Haynesville and Cotton Valley plays in Northwest Louisiana was held by existing production at December 31, 2022.

	Acres		Acres		Acres		Acres		Acres
	Expiring 2023		Expiring 2024		Expiring 2025		Expiring 2026		Expiring 2027
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Southeast New Mexico/West Texas:
Delaware Basin(1)	7,000	4,300	5,300	1,800	8,600	3,700	5,900	2,000	11,600	11,300
Total	7,000	4,300	5,300	1,800	8,600	3,700	5,900	2,000	11,600	11,300
__________________
(1)Approximately 75% of the acreage expiring in the Delaware Basin in the next five years is associated with our Twin Lakes asset area in northern Lea County, New Mexico. We expect to hold or extend portions of certain expiring acreage in the Delaware Basin through our future drilling activities or by paying an additional lease bonus, where applicable.
Many of the leases comprising the acreage set forth in the table above will expire at the end of their respective primary terms unless operations are conducted to maintain the respective leases in effect beyond the expiration of the primary term or production from the acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production in commercial quantities in most cases. We also have options to extend some of our leases through additional lease bonus payments prior to the expiration of the primary term of the leases. In addition, we may attempt to secure a new lease upon the expiration of certain of our acreage; however, there may be third-party leases, or top leases, that become effective immediately if our leases expire at the end of their respective terms and production has not been established prior to such date or operations are not conducted to maintain the leases in effect beyond the primary term. As of December 31, 2022, our leases are primarily fee and state leases with primary terms of three to five years and federal leases with primary terms of 10 years. We believe that our lease terms are similar to our competitors’ lease terms as they relate to both primary term and royalty interests. At December 31, 2022, approximately 1% of our proved oil and natural gas reserves would be impacted by the expirations of this undeveloped acreage.
Drilling Results
The following table summarizes our drilling activity for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022		2021		2020
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	138	61.4	96	40.2	89	44.5
Dry	—	—	—	—	—	—
Exploration Wells
Productive(1)	20	11.0	8	8.0	4	3.3
Dry	—	—	—	—	—	—
Total Wells
Productive	158	72.4	104	48.2	93	47.8
Dry	—	—	—	—	—	—
(1)Includes 17 gross (9.4 net) horizontal and three gross (1.6 net) vertical wells.
At December 31, 2022, we had a total of 25 gross (19.4 net) development wells and nine gross (7.8 net) exploration wells that were in the process of being drilled, being completed or awaiting completion operations.
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
Our natural gas is sold under both long-term and short-term natural gas purchase agreements. Natural gas produced by us is sold at various delivery points to both unaffiliated independent marketing companies and unaffiliated midstream companies. The prices we receive are calculated based on various pipeline indices. When there is an opportunity to do so, we may have our natural gas processed at San Mateo’s, Pronto’s or third parties’ processing facilities to extract liquid hydrocarbons from the natural gas. We are then paid for the extracted liquids, or NGLs, based on either a negotiated percentage of the proceeds that are generated from the sale of the liquids or other negotiated pricing arrangements using then-current market pricing less fixed rate processing, transportation and fractionation fees.
The prices we receive for our oil, natural gas and NGL production fluctuate widely. Factors that, directly or indirectly, cause price fluctuations include, but are not limited to: the domestic and foreign supply of, and demand for, oil, natural gas and NGLs; the actions of the Organization of Petroleum Exporting Countries, Russia and certain other oil-exporting countries (“OPEC+”) and state-controlled oil companies; the prices and availability of competitors’ supplies of oil and natural gas; the price and quantity of foreign imports; the impact of U.S. dollar exchange rates; domestic and foreign governmental regulations and taxes; speculative trading of oil and natural gas futures contracts; the availability, proximity and capacity of gathering, processing and transportation systems for oil, natural gas and NGLs and gathering and disposal systems for produced water; the availability of refining capacity; the prices and availability of alternative fuel sources; weather conditions and natural disasters, including hurricanes in the Gulf Coast region and severe cold weather in the Delaware Basin; political conditions in or affecting oil and natural gas producing regions or countries, including the United States, the Middle East, South America, Russia, Ukraine and China; the ongoing military conflict between Russia and Ukraine; domestic or global health concerns, including the outbreak of contagious or pandemic diseases such as COVID-19; the continued threat of terrorism and the impact of military action and civil unrest; public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate oil and natural gas operations, including hydraulic fracturing activities; the level of global oil and natural gas inventories and exploration and production activity; the impact of energy conservation efforts; technological advances affecting energy consumption; and overall worldwide economic conditions. Decreases in these commodity prices adversely affect the carrying value of our proved reserves and our revenues, profitability and cash flows. Short-term disruptions of our oil and natural gas production occur from time to time due to downstream pipeline system failure, capacity issues and scheduled maintenance, as well as maintenance and repairs involving our own well operations. These situations, if they occur, curtail our production capabilities and ability to maintain a steady source of revenue. See “Risk Factors—Risks Related to our Financial Condition—Our success is dependent on the prices of oil, natural gas and NGLs. Low oil, natural gas and NGL prices and the continued volatility in these prices may adversely affect our financial condition and our ability to meet our capital expenditure requirements and financial obligations.”
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
For the years ended December 31, 2022, 2021 and 2020, we had three, three and two significant purchasers, respectively, that accounted for approximately 70%, 72% and 65%, respectively, of our total oil, natural gas and NGL revenues. If we lost one or more of these significant purchasers and were unable to sell our production to other purchasers on terms we consider acceptable, it could materially and adversely affect our business, financial condition, results of operations and cash flows. For further details regarding these purchasers, see Note 2 to the consolidated financial statements in this Annual Report. Such information is incorporated herein by reference.
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
We believe that we have satisfactory title to all of our material assets. Although title to these properties is subject to customary encumbrances, such as customary interests generally retained in connection with the acquisition of real property, customary royalty interests and contract terms and restrictions, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the oil and natural gas industry, we believe that none of these liens, restrictions, easements, burdens or encumbrances will materially interfere with the use and operation of these properties in the conduct of our business. In addition, we believe that we have obtained sufficient right-of-way grants and permits from public authorities and private parties for us to operate our business. As discussed below in “—Regulation,” the Biden administration has issued certain orders and implemented certain policies limiting or delaying the issuance of federal drilling permits and other necessary federal approvals. Although some of these restrictions have lapsed, the impact of these and similar federal actions related to the oil and natural gas industry remains unclear, and should those or other limitations or prohibitions be imposed or continue to be applied, our oil and natural gas operations on federal lands could be adversely impacted.
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

Environmental
Emissions Mitigation
We work to maximize the percentage of natural gas we capture from the production of each of our wells. Newly drilled wells are connected to natural gas pipelines with expected sufficient reliability and capacity to support our production operations. We connect many of our wells to San Mateo’s and Pronto’s natural gas gathering systems. This greatly reduces the need to flare natural gas. We design our production facilities and use advanced natural gas capture and control equipment during production, including the use of vapor recovery units (“VRU”), to maximize natural gas capture. VRUs enable us to collect and compress natural gas from lower pressure sources that might otherwise be flared. This reduces emissions and increases the volumes of natural gas that we can sell. When possible, we use centralized tank batteries and commingle production from multiple wells to take advantage of economies of scale to use these VRUs and other specialized equipment in our production facilities.
Our field employees monitor our facilities and inspect for any necessary repairs or maintenance. In addition, we have implemented a leak detection and repair program that involves scheduled inspections for natural gas capture. These inspections are bolstered by our use of optical gas imaging cameras, which help to identify potential emissions that may not be visible to the naked eye. We have also implemented real-time remote monitoring of vapor control systems through Supervisory Control And Data Acquisition (“SCADA”) equipment at a number of larger production facilities. These inspections are being conducted regularly, both by our staff and by third-party contractors, more frequently and at more locations than federal and state regulations require.
Additionally, we connect many of our production facilities to electric grid power. Connecting to grid power allows us to forego using internal combustion-powered generators on-site, which further reduces emissions.
Water Management
Using improving technologies, we are able to take produced water from our existing wells and from third-party systems, treat the water and then reuse that water in our completions operations on new wells. This use of recycled water saves significant amounts of fresh water that would otherwise have been used for hydraulic fracturing operations. As well as conserving fresh water, our use of recycled water in our completions operations reduces the amount of produced water that must be disposed. It also results in significant cost savings and efficiencies. In addition to using recycled water where feasible, we also use other sources of non-fresh water.
Land Stewardship
We attempt to reduce our surface footprint by batch drilling wells and drilling longer laterals, which results in fewer required drilling pads, and by working with the various regulatory agencies, including the New Mexico Oil Conservation Division (the “NMOCD”) and Bureau of Land Management (“BLM”), to obtain approval to commingle production from different wells into centralized tank batteries. We also take steps to ensure we conduct our operations in locations that minimize any potential disturbance to the habitats around which we operate. As part of that effort, we have entered into voluntary agreements with the U.S. Fish and Wildlife Service (the “USFWS”) and the Center of Excellence for Hazardous Materials Management to observe operational restrictions designed to protect certain wildlife, including the habitats of the lesser prairie-chicken, sand dune lizard and Texas hornshell mussel. Additionally, for our federal locations and as otherwise warranted, we conduct wildlife, biology and archeology surveys and undertake reviews for caves, karsts and potential hydrology considerations.
During 2022, 89% of our gross operated oil production and 99% of our gross operated water production were connected to pipelines. In addition to the financial benefits to us and our stakeholders of connecting oil, natural gas and water to pipelines, these pipeline connections have many other benefits, including the reduction in the number of trucks needed to transport the produced oil and water. This is significant because it both (i) reduces truck traffic and increases road safety and (ii) reduces emissions.
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
Some of our oil and natural gas leases are issued by agencies of the federal government, as well as agencies of the states in which we operate. These leases contain various restrictions on access and development and other requirements that may impede our ability to conduct operations on the acreage represented by these leases. In January 2021, the Biden administration issued: (i) an order signed by the acting Secretary of the Interior providing for a 60-day pause limiting the authority of local offices of the BLM to issue new leases and grant federal drilling permits and certain extensions, sundries, rights-of-way and other necessary approvals for the development of federal oil and natural gas leases; and (ii) an executive order signed by President Biden instructing the Department of the Interior to pause new oil and natural gas leases on public lands pending completion of a comprehensive review and consideration of federal oil and natural gas permitting and leasing practices (together, the “Biden Administration Federal Lease Orders”). The U.S. District Court for the District of Louisiana enjoined the pause within 13 states, including Texas, in August 2022.
In 2019, 2020 and 2021, an environmental group filed multiple lawsuits in federal district courts in New Mexico and the District of Columbia challenging certain BLM lease sales, including lease sales in which we purchased leases in New Mexico (the “Lease Sale Litigation”). The Lease Sale Litigation challenges the BLM’s decision to hold the lease sales based on alleged defects in the environmental reviews conducted under the National Environmental Policy Act (“NEPA”) in conjunction with those sales. In 2020, the New Mexico federal district court dismissed the case pending there. That decision was appealed to the Tenth Circuit Court of Appeals, but the appeal was voluntarily dismissed in 2021. The lawsuits in the District of Columbia were also dismissed in 2022. In connection with these dismissals, in February 2022, the BLM announced an internal policy of delaying approval of drilling permits associated with the leases subject to the Lease Sale Litigation, including the dismissed New Mexico case, while the BLM conducted additional NEPA analyses. In November 2022, the BLM published a supplemental environmental assessment of the greenhouse gas emissions related to the leases that evaluated a proposal to affirm its previous decisions to offer and approve the leases. Public comment on the supplemental environmental assessment closed on December 27, 2022. The outcome of the supplemental environmental assessment, including the BLM’s response to public comments and any future litigation regarding the leases at issue and any related drilling permits is uncertain.
In 2021, ten states, led by the State of Louisiana, filed a lawsuit in federal district court in Louisiana against President Biden and various other federal government officials and agencies challenging an executive order directing the federal government to utilize certain calculations of the “social cost” of carbon and other greenhouse gases in its decision making (the “Social Cost of Carbon Litigation”). Among the decisions impacted by the executive order were NEPA reviews conducted in connection with oil and natural gas leasing and permitting decisions by the BLM. After Louisiana and Missouri-led litigation in the federal district courts and the Fifth and Eighth Circuit Courts of Appeals, in May 2022, the U.S. Supreme Court let the challenged interim social cost of greenhouse gases go into effect. In November 2022, the EPA suggested increasing the value of the social cost of carbon from $51 per metric ton to $190 per metric ton.
In 2022, environmental groups filed a lawsuit alleging that the BLM failed to conduct adequate NEPA reviews prior to issuing drilling permits in 2021 and 2022 for wells on federal acreage in New Mexico and Wyoming, including some drilling permits issued to the Company. In February 2023, in a separate lawsuit, the Tenth Circuit Court of Appeals ruled that certain BLM drilling permits for wells in the Chaco region of New Mexico were issued without adequate NEPA review (collectively with the 2022 lawsuit, the “Drilling Permit Litigation”). The outcome of the Drilling Permit Litigation, as well as any process changes that the BLM may implement in response to such lawsuits, is uncertain.
Although some of the restrictions in the Biden Administration Federal Lease Orders lapsed at the end of 2021, the impact of federal actions related to the oil and natural gas industry, including those in response to the Lease Sale Litigation, Social Cost of Carbon Litigation and Drilling Permit Litigation, remains unclear, and should limitations or prohibitions be imposed or continue to be applied, our oil and natural gas operations on federal lands could be adversely impacted. See “Risk Factors—Risks Related to Laws and Regulations—Approximately 31% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands.”
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
The Pipeline and Hazardous Materials Safety Administration (the “PHMSA”) imposes pipeline safety requirements on regulated pipelines and gathering lines pursuant to its authority under the Natural Gas Pipeline Safety Act and the Hazardous Liquid Pipeline Safety Act, each as amended. The Rustler Breaks Oil Pipeline System is subject to PHMSA oversight. The Department of Transportation, through PHMSA, has established rules regarding integrity management programs for interstate oil pipelines, including the Rustler Breaks Oil Pipeline System. In recent years, pursuant to these laws and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 and PIPES Act of 2016, PHMSA has expanded its regulation of gathering lines, subjecting previously unregulated pipelines to requirements regarding damage prevention, corrosion control, public education programs, maximum allowable operating pressure limits and other requirements. Certain of our natural gas gathering lines are federally “regulated gathering lines” subject to PHMSA requirements. On April 8, 2016, PHMSA published a notice of proposed rulemaking that would amend existing integrity management requirements, expand assessment and repair requirements in areas with medium population densities and extend regulatory requirements to onshore natural gas gathering lines that are currently exempt. In October 2019, PHMSA submitted three major rules, including rules focused on: the safety of gas transmission pipelines (the first of three parts of the so-called gas Mega Rule), the safety of hazardous liquid pipelines and enhanced emergency order procedures. The final 2019 gas transmission rule requires operators of gas transmission pipelines constructed before 1970 to determine the material strength of their lines by reconfirming the maximum allowable operating pressure. In addition, the rule updates reporting and records retention standards for gas transmission pipelines. PHMSA issued the second part of the Mega Rule in November 2021, extending the federal safety requirements to onshore gas gathering pipelines with large diameters and high operating pressures. PHMSA issued the third part of the Mega Rule in August 2022, which is applicable to onshore gas transmission pipelines and clarifies integrity management regulations, expands corrosion control requirements, mandates inspections after extreme weather events and updates existing repair criteria for both High Consequence Areas (“HCA”) and non-HCA pipelines. In addition, states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. See “Risk Factors—Risks Related to Laws and Regulations—We may incur significant costs and liabilities resulting from compliance with pipeline safety regulations.”
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
In addition, from time to time there has been a significant amount of discussion by legislators and presidential administrations concerning a variety of energy tax proposals at the federal level. Such changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for certain oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain U.S. production or manufacturing activities and (iv) the increase in the amortization period for geological and geophysical costs paid or incurred in connection with the exploration for, or development of, oil or natural gas within the United States. Any such changes in federal income tax law could eliminate or defer certain tax deductions within the industry that are currently available with respect to oil and natural gas exploration and development, and any such changes could negatively affect our financial condition, results of operations, and cash flows.
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
Environmental, Health and Safety Regulation
The exploration, development, production, gathering and processing of oil and natural gas, including the operation of produced water injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, drilling, completing and operating oil and natural gas wells, midstream facilities and produced water injection and disposal wells. Our activities are subject to a variety of environmental laws and regulations, including but not limited to: the Oil Pollution Act of 1990 (the “OPA 90”), the Clean Water Act (the “CWA”), the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act (the “CAA”), the Safe Drinking Water Act (the “SDWA”) and the Occupational Safety and Health Act (“OSHA”), as well as comparable state statutes and regulations. We are also subject to regulations governing the handling, transportation, storage and disposal of wastes generated by our activities and naturally occurring radioactive materials (“NORM”) that may result from our oil and natural gas operations. Administrative, civil and criminal fines and penalties may be imposed for noncompliance with these environmental laws and regulations, and violations and liability with respect to these laws and regulations could also result in remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking some activities, may require notice to stakeholders of proposed and ongoing operations, limit or prohibit other activities because of protected wetlands, areas or species and require investigation and cleanup of pollution. These laws, rules and regulations may also restrict the production rate of oil and natural gas or limit the injection of produced water into disposal wells below the rates that would otherwise be possible. We expect to remain in compliance in all material respects with currently applicable environmental laws and regulations and do not expect that these laws and regulations will have a material adverse impact on us.
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
The CWA and comparable state laws impose restrictions and strict controls regarding the discharge of produced waters, fill materials and other materials into navigable waters. These controls have become more stringent over the years, and it is possible that additional restrictions will be imposed in the future. Permits are required to discharge pollutants into certain state and federal waters and to conduct construction activities in those waters and wetlands. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other pollutants and impose liability for the costs of removal or remediation of contamination resulting from such discharges. In September 2015, a rule issued by the Environmental Protection Agency (the “EPA”) and U.S. Army Corps of Engineers (the “Corps”) to revise the definition of “waters of the United States” (“WOTUS”) for all CWA programs, thereby defining the scope of the EPA’s and the Corps’ jurisdiction, became effective. The EPA rescinded this rule in 2019 and promulgated the Navigable Waters Protection Rule (the “NWPR”) in 2020. The NWPR was viewed as narrowing the scope of WOTUS as compared to the 2015 rule. In August 2021, the U.S. District Court for the District of Arizona vacated and remanded the NWPR. On December 30, 2022, the

EPA and the Corps jointly issued a pre-publication of a final rule revising the definition of WOTUS that largely returns to the pre-2015 regulatory regime. The rule will become effective 60 days after publication in the Federal Register.
Separately, in April 2020, a Montana federal judge vacated the Corps’ Nationwide Permit (“NWP”) 12 and enjoined the Corps from authorizing any dredge or fill activities under NWP 12 until the agency completed formal consultation with the USFWS under the Endangered Species Act (the “ESA”) regarding NWP 12 generally. The court later revised its order to vacate NWP 12 only as it relates to the construction of new oil and natural gas pipelines, and that order was partially vacated in the Ninth Circuit Court of Appeals as moot, based on the Corps’ re-issuance of NWPs in 2021. In 2021, the Corps issued a new set of NWPs to replace the NWPs for dredge or fill discharges into WOTUS that the Corps last issued and made available in 2017, but elected not to consult with the USFWS. The re-issued NWPs were subject to the same legal challenges based on the lack of a formal ESA consultation, but in September 2022, the U.S. District Court for Montana dismissed the ESA-consultation challenges as moot and dismissed the remainder of the lawsuit without prejudice.
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
The CAA, as amended, restricts the emission of air pollutants from many sources, including oil and natural gas production. In addition, certain states have comparable legislation, which may be more restrictive than the CAA. These laws and any implementing regulations impose stringent air permit requirements and require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, or to use specific equipment or technologies to control emissions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations. See “Risk Factors—Risks Related to Laws and Regulations—New regulations on all emissions from our operations could cause us to incur significant costs.” Internationally, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the United States in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions (“NDC”), which set greenhouse gas emission reduction goals, every five years beginning in 2020. The United States exited the Paris Agreement in November 2020, but rejoined the agreement effective February 19, 2021. In April 2021, the United States made its NDC submittal, setting an emissions reduction goal of a 50 to 52% reduction from 2005 levels in economy-wide net greenhouse gas pollution in 2030. Further, in November 2021, the United States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030 and cooperating toward the advancement of the development of alternative sources of energy. On August 16, 2022, the Inflation Reduction Act created the Methane Emissions Reduction Program to incentivize methane emission reductions and imposes a fee on greenhouse gas (“GHG”) emissions from certain facilities that exceed specified emissions levels. In addition, on November 11, 2022, the EPA issued a supplemental notice of proposed rulemaking on GHGs from new and existing sources in the oil and natural gas industry. On December 6, 2022, the EPA published a supplemental proposal to reduce methane and volatile organic chemicals emissions from the oil and natural gas sector, which strengthens and expands the EPA’s November 1, 2021 proposed revisions to the New Source Performance Standards program established under Section 111 of the CAA. On December 23, 2022, the EPA proposed a rule that would enable states to implement more stringent methane emissions standards than the federal guidelines require. Also in November 2022, the BLM proposed a new rule designed to reduce natural gas waste through limitation of certain oil and natural gas production activities and the imposition of more stringent royalty obligations on natural gas that is “avoidably lost” during operations.
In January 2019, New Mexico’s governor signed an executive order declaring that New Mexico would support the goals of the Paris Agreement by joining the U.S. Climate Alliance, a bipartisan coalition of governors committed to reducing greenhouse gas emissions consistent with the goals of the Paris Agreement. The stated objective of the executive order is to achieve a statewide reduction in greenhouse gas emissions of at least 45% by 2030 as compared to 2005 levels. The executive order also requires New Mexico regulatory agencies to create an “enforceable regulatory framework” to ensure methane emission reductions. In 2021, the NMOCD implemented rules regarding the reduction of natural gas waste and the control of emissions that, among other items, require upstream and midstream operators to reduce natural gas waste by a fixed amount each year and achieve a 98% natural gas capture rate by the end of 2026. The New Mexico Environment Department (the “NMED”) adopted rules and regulations in April 2022 to address the formation of ground-level ozone, including from existing oil and natural gas operations. In August 2022, the NMED issued a final rule imposing additional controls on oil and natural gas operations to reduce ozone-precursor emissions. A challenge to the ozone precursor rule is currently pending in New Mexico state court.
Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, storage, transport, disposal, cleanup or operating requirements could materially adversely affect our operations and financial condition, as well as those of the oil and natural gas industry in general. For instance, in January 2021, President Biden issued Executive Order 14088, which directed a government-wide effort to address climate change by reducing greenhouse gas emissions and achieving net-zero global carbon emissions by 2050 or before. That effort is designed to infuse climate policy in all aspects of federal decision-making, including specific directives that touch on foreign policy, national security, financial regulation, federal procurement, infrastructure, and environmental justice among other things. Based on this Executive Order and other findings, the EPA has begun adopting and implementing a comprehensive suite of regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. Legislative and regulatory initiatives related to climate change and greenhouse gas emissions could, and in all likelihood would, require us to incur increased operating costs adversely affecting our profits and could adversely affect demand for the oil and natural gas we produce, depressing the prices we receive for oil and natural gas. See “Risk Factors—Risks Related to Laws and Regulations—Legislation or regulations restricting emissions of greenhouse gases or promoting the development of alternative sources of energy could result in increased operating costs and reduced demand for the oil, natural gas and NGLs we produce, while the physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects” and “Risk Factors—Risks Related to Laws and Regulations—New regulations on all emissions from our operations could cause us to incur significant costs.”
We own and operate underground injection wells throughout our areas of operation. Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from oil and natural gas production. Underground injection allows us to safely and economically dispose of produced water. The SDWA establishes a regulatory framework for underground injection, the primary objective of which is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. In addition, the Railroad Commission of Texas (the “RRC”) and the NMOCD require injected fluids to be confined to a permitted injection interval to aid in the protection of potentially productive intervals. The disposal of hazardous waste by underground injection is subject to stricter requirements than the disposal of produced water. Failure to obtain, or abide by the requirements for the issuance of, necessary permits could subject us to civil and/or criminal enforcement actions and penalties. In addition, in some instances, the operation of underground injection wells has been alleged to cause earthquakes (induced seismicity) as a result of flawed well design or operation. This has resulted in stricter regulatory requirements in some jurisdictions relating to the location and operation of underground injection wells. In addition, a number of lawsuits have been filed in some states against others in our industry alleging that fluid injection or oil and natural gas extraction have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states, including New Mexico and Texas, are seeking to impose additional requirements, including requirements regarding the permitting of salt water disposal wells or otherwise, to assess the relationship between seismicity and the use of such wells. In October 2014, the RRC adopted disposal well rule amendments designed, among other things, to require applicants for new disposal wells that will receive non-hazardous produced water or other oil and natural gas waste to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. If the permittee or an applicant for a disposal well permit fails to demonstrate that the produced water or other fluids are confined to the disposal zone, or if scientific data indicates such a disposal well is likely to be, or determined to be, contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that disposal well. The RRC has used this authority to deny permits for waste disposal wells and to restrict the volumes authorized to be injected by permitted wells. In addition, in 2021, the NMOCD implemented new rules establishing protocols in response to seismic events in New Mexico. Under these protocols, applications for salt water disposal well permits in certain areas of New Mexico with recent seismic activity require enhanced review prior to approval. The protocols also require enhanced reporting and varying levels of curtailment of injection rates for salt water disposal wells, including potentially shutting in such wells, in the area of seismic events based on the magnitude, timing and proximity of the seismic event. The potential adoption of federal, state and local legislation and regulations intended to address induced seismicity in the areas in which we operate could restrict our drilling and production activities, as well as our ability to dispose of produced water gathered from such activities, which could result in increased costs and additional operating restrictions or delays that could, in turn, materially impact our production volumes, revenues, reserves, cash flows and availability under our Credit Agreement.
Our activities involve the use of hydraulic fracturing. For more information on our hydraulic fracturing operations, see “Hydraulic Fracturing Policies and Procedures.” Hydraulic fracturing is generally exempted from federal regulation as underground injection (unless diesel is a component of the fracturing fluid) under the SDWA. The process of hydraulic fracturing is typically regulated by state oil and natural gas commissions. Various policy makers, regulatory agencies and political candidates at the federal, state and local levels have proposed restrictions on hydraulic fracturing, including its outright prohibition. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce. Some states and localities have placed additional regulatory burdens upon hydraulic fracturing activities and, in some areas, severely restricted or prohibited those activities. In recent years, various bills have been introduced in the New Mexico legislature to place a moratorium on, ban or otherwise restrict hydraulic fracturing, including prohibiting the injection of fresh water in such operations. In addition, separate and apart from the referenced potential connection between injection wells and seismicity, concerns have been raised that hydraulic fracturing activities may be correlated to induced seismicity. The scientific community and regulatory agencies at all levels are studying the possible linkage between oil and natural gas activity and induced seismicity, and some state regulatory agencies have modified their regulations or guidance to mitigate potential causes of induced seismicity. If the exemption for hydraulic fracturing is removed from the SDWA, or if other legislation is enacted at the federal, state or local level imposing any restrictions on the use of hydraulic fracturing, this could have a material adverse impact on our financial condition, results of operations and cash flows. Additional burdens upon hydraulic fracturing, such as reporting or permitting requirements, would result in additional expense and delay in our operations. See “Risk Factors—Risks Related to Laws and Regulations—Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays” and “Risk Factors—Risks Related to Laws and Regulations—Approximately 31% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands.”
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
The ESA was established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. On November 25, 2022, a final rule was published that lists the lesser prairie-chicken as endangered under the ESA in certain portions of Southeast New Mexico where we operate. The effective date of the final rule is March 27, 2023. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act and to bald and golden eagles under the Bald and Golden Eagle

Protection Act. The USFWS must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in material restrictions on land use and may materially impact oil and natural gas development. Our oil and natural gas operations in certain of our operating areas could also be adversely affected by seasonal or permanent restrictions on drilling activity designed to protect certain wildlife in the Delaware Basin and other areas in which we operate. See “Risk Factors—Risks Related to Laws and Regulations—We are subject to government regulation and liability, including complex environmental laws, which could require significant expenditures.” Our ability to maximize production from our leases may be adversely impacted by these restrictions.
As of December 31, 2022, approximately 31% of our Delaware Basin acreage position consisted of federal leasehold administered by the BLM. Permitting for oil and natural gas activities on federal lands can take significantly longer than the permitting process for oil and natural gas activities not located on federal lands. Delays in obtaining necessary permits can disrupt our operations and have a material adverse effect on our business. These BLM leases contain relatively standardized terms and require compliance with detailed regulations and orders, which are subject to change. These operations are also subject to BLM rules regarding engineering and construction specifications for production facilities, safety procedures, the valuation of production, the payment of royalties, the removal of facilities, the posting of bonds, hydraulic fracturing, the control of air emissions and other areas of environmental protection. These rules could result in increased compliance costs for our operations, which in turn could have a material adverse effect on our business and results of operations. Under certain circumstances, the BLM may require our operations on federal leases to be suspended or terminated. In January 2021, the Biden administration issued the Biden Administration Federal Lease Orders limiting the issuance of federal drilling permits and other necessary federal approvals. The BLM indicated that the Lease Sale Litigation, the Social Cost of Carbon Litigation and the Drilling Permit Litigation could delay lease sales and the approval of drilling permits. Although some of the restrictions in the Biden Administration Federal Lease Orders have lapsed, the impact of these and similar federal actions related to the oil and natural gas industry remains unclear. Should these or other limitations or prohibitions be imposed or continue to be applied, our oil and natural gas operations on federal lands could be adversely impacted.
Oil and natural gas exploration and production activities on federal lands are also subject to NEPA. NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses impacts that are “reasonably foreseeable” and have a “reasonably close causal relationship” to the agency action under review and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. This process, including any additional requirements or procedures that may be included in the process or litigation over the sufficiency of the process, has the potential to delay or even halt development of future oil and natural gas projects with NEPA applicability.
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
Office Location
Our corporate headquarters are located at One Lincoln Centre, 5400 LBJ Freeway, Suite 1500, Dallas, Texas 75240.

Human Capital
At December 31, 2022, we had 360 full-time employees. We believe that our relationships with our employees are satisfactory. No employee is covered by a collective bargaining agreement. From time to time, we use the services of independent consultants and contractors to perform various professional services, including in the areas of geology and geophysics, land, production and midstream operations, construction, design, well site surveillance and supervision, permitting and environmental assessment, legal and income tax preparation and accounting services. Independent contractors, at our request, drill and complete all of our wells and usually perform field and on-site production operation services for us, including midstream services, facilities construction, pumping, maintenance, dispatching, inspection and testing. If significant opportunities for company growth arise and require additional management and professional expertise, we will seek to employ qualified individuals to fill positions where that expertise is necessary to develop those opportunities.
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
Our employees are our most important asset. We have invested the time, attention and resources necessary to recruit, retain and develop an extraordinary team. We offer a comprehensive compensation package with base pay, discretionary bonus and equity incentive opportunities, paid time off, 401(k) matching contributions, an employee stock purchase plan and an affordable and comprehensive health insurance program, among other benefits. We also provide employees the opportunity to have significant responsibility and daily interaction with our executive management and team leaders.
We encourage continuing education and study, requiring every employee to complete at least 40 hours of professional training annually. In 2022, for example, our employees completed approximately 16,000 hours of continuing education and study. We also have a formal leadership program that fosters the development and growth of many of our staff with regular meetings and opportunities to enhance their leadership skills.
Proactive Safety Culture
We are proud to have a company culture that emphasizes safety throughout our operations. Between 2017 and 2022, we estimate our employees have worked approximately 3.3 million combined hours without experiencing a single lost time incident. We attribute much of that to the efforts of our Health, Safety and Environmental (“HSE”) group and of the experienced field and office staff involved in our drilling, completion, production and midstream operations to proactively minimize safety risks and address any potential areas of concern.
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

Item 1A. Risk Factors.
Summary of Risk Factors
The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition, results of operations and cash flows. You should read this summary together with the more detailed risk factors contained below.
Risks Related to the Pending Advance Acquisition
•There can be no assurance as to when or if the Advance Acquisition will be completed.
•We may be unable to successfully integrate Advance’s business or achieve anticipated benefits.
Risks Related to our Financial Condition
•Our success is dependent on the prices of oil, natural gas and NGLs, the volatility of which may adversely affect our financial condition.
•Our industry and the broader U.S. economy experienced higher than expected inflationary pressures in 2022.
•We face numerous risks related to the COVID-19 pandemic, including its impact on global oil demand.
•We cannot predict the impact of the ongoing military conflict between Russia and Ukraine.
•Our business requires substantial capital expenditures that may exceed our cash flows from operations and potential borrowings.
•Our oil and natural gas reserves are estimated , and significant inaccuracies in our oil and natural gas reserves estimates or underlying assumptions will materially affect the quantities and present value of our reserves.
•The calculated present value of future net revenues from our proved oil and natural gas reserves will not necessarily be the same as the current market value of our estimated oil and natural gas reserves.
•Approximately 38% of our total proved reserves at December 31, 2022 consisted of undeveloped and developed non-producing reserves, and those reserves may not ultimately be developed or produced.
•Unless we replace our oil and natural gas reserves, our reserves and production will decline.
•We may be required to write down the carrying value of our proved properties under accounting rules.
•Hedging transactions, or the lack thereof, may limit our potential gains and could result in financial losses.
•Changes in price differentials between benchmark prices of oil and natural gas and the wellhead price we receive for our production could adversely affect us.
•Our failure to identify or complete future acquisitions successfully could reduce our earnings and hamper our growth.
•We may purchase properties or midstream assets with liabilities or risks that we did not know about or assess correctly.
•We may incur losses or costs as a result of title deficiencies in the properties in which we invest.
•Our ability to complete dispositions of assets, or interests in assets, may be subject to factors beyond our control, and in certain cases we may be required to retain liabilities for certain matters.
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
•The terms of the agreements governing our outstanding indebtedness may restrict our current and future operations.
•Our credit rating may be downgraded, which could reduce our financial flexibility.
•Dividend payments are at the discretion of our Board of Directors and subject to numerous factors.
Risks Related to our Operations
•Drilling for and producing oil and natural gas involve a high degree of operational and financial risk.
•Our reserves and production are concentrated in a few core areas.
•There is no guarantee that we will be successful in optimizing our spacing, drilling and completions techniques.
•Certain of our properties are in areas that may have been partially depleted or drained by offset wells, and certain of our wells may be adversely affected by actions of other operators.
•Multi-well pad drilling may result in volatility in our operating results.
•The unavailability or high cost of drilling rigs, completion equipment and services, supplies and personnel could adversely affect our ability to establish and execute exploration and development plans within budget and on a timely basis.
•We may be unable to acquire adequate supplies of water for our drilling and hydraulic fracturing operations or dispose of the water we use at a reasonable cost and pursuant to applicable environmental rules.
•Regulatory changes could prevent our ability to continue to pool wells in accordance with our past practices.

•Midstream projects are subject to risks of construction delays and cost over-runs.
•Our identified drilling locations are scheduled over several years, making them susceptible to uncertainties and lease expirations that could materially alter the occurrence or timing of their drilling.
•The seismic data and other technologies we use cannot eliminate exploration risk.
Risks Related to Third Parties
•Financial difficulties encountered by purchasers, operators or other third parties could decrease our cash flows from operations.
•The marketability of our production is dependent upon gathering, processing and transportation facilities.
•We conduct a portion of our operations through joint ventures, including San Mateo, which subjects us to certain risks.
•San Mateo’s and Pronto’s long-term success depends on their ability to obtain new sources of products, which depends on certain factors beyond their control.
•Certain of our long-term contracts require us to pay fees to our service providers based on minimum volumes regardless of actual volume throughput and may limit our ability to use other service providers.
•We do not own all of the land on which our midstream assets are located, which could disrupt our operations.
•Competition in our industry is intense, and our competitors may use superior technology and data resources.
•Strategic relationships upon which we may rely are subject to change.
•We have limited control over activities on properties we do not operate.
Risks Related to Laws and Regulations
•Approximately 31% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to various requirements and regulations.
•We are subject to government regulation, including complex environmental laws, which could require significant expenditures.
•We are subject to tax laws, and changes thereto could eliminate or reduce certain federal income tax deductions currently available.
•Legislation and regulatory initiatives relating to hydraulic fracturing, induced seismicity, emissions and climate change could result in increased costs and additional operating restrictions or delays, and the physical effects of climate change could disrupt our production and cause us to incur significant costs.
•New climate disclosure rules proposed by the SEC could increase our costs of compliance.
•We may incur significant costs and liabilities resulting from compliance with pipeline safety regulations.
•A change in the jurisdictional characterization of some of our assets by FERC or a change in policy by FERC may result in increased regulation of our assets.
•The rates of our regulated assets are subject to review and reporting by federal regulators.
•Should we fail to comply with FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.
•Derivatives legislation adopted by Congress could limit our ability to hedge risks associated with our business.
Risks Relating to Our Common Stock
•The price of our common stock has fluctuated substantially and may fluctuate substantially in the future.
•Conservation measures and a negative shift in market perception towards the oil and natural gas industry could adversely affect us.
•Future sales and offerings of our common stock could depress the price of our common stock.
•Our directors and executive officers own a significant percentage of our equity, which could give them influence in corporate transactions and other matters, and their interests could differ from other shareholders.
•The issuance of preferred stock could diminish the rights of holders of our common stock.
General Risk Factors
•We may have difficulty managing growth in our business.
•The loss of any key personnel, Board member or special Board advisor could disrupt our business operations.
•A cyber incident could occur and result in information theft, data corruption, operational disruption or financial loss.
•Our governing documents and Texas law may have anti-takeover effects that could prevent a change in control.
•We operate in a litigious environment and may be involved in legal proceedings.
Risks Related to the Pending Advance Acquisition
The consummation of the Advance Acquisition is subject to a number of conditions that may not be satisfied or completed on a timely basis or at all. Accordingly, there can be no assurance as to when or if the Advance Acquisition will be completed, and the failure to complete the Advance Acquisition could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Although we expect to complete the Advance Acquisition in the second quarter of 2023, there can be no assurances as to the exact timing of the closing or that the Advance Acquisition will be completed at all. The consummation of the Advance

Acquisition is subject to the satisfaction or waiver of a number of conditions contained in the related securities purchase agreement, including, among others, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Such conditions, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all and therefore make the completion and timing of the Advance Acquisition uncertain. In addition, the securities purchase agreement contains certain termination rights for both parties, which if exercised will also result in the Advance Acquisition not being consummated. Any such termination or any failure to otherwise complete the Advance Acquisition could result in various consequences, including, among others: our business being adversely impacted by the failure to pursue other beneficial opportunities due to the time and resources committed by our management to the Advance Acquisition, without realizing any of the benefits of completing the Advance Acquisition; being required to pay our legal, accounting and other expenses relating to the Advance Acquisition; the market price of our common stock being adversely impacted to the extent that the current market price reflects a market assumption that the Advance Acquisition will be completed; and negative reactions from the financial markets and customers that may occur if the anticipated benefits of the Advance Acquisition are not realized. Such consequences could materially and adversely affect our business, financial condition, results of operations and cash flows.
Even if the Advance Acquisition is completed, we may be unable to successfully integrate Advance’s business into our business or achieve the anticipated benefits of the Advance Acquisition.
The success of the Advance Acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from integrating the assets and operations of Advance into our business, and there can be no assurance that we will be able to successfully integrate or otherwise realize the anticipated benefits of the Advance Acquisition. Difficulties in integrating Advance into our company and our ability to manage the combined company may result in us performing differently than expected, in operational challenges or in the delay or failure to realize anticipated expense-related efficiencies, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Potential difficulties that may be encountered in the integration process include, among others:
•the inability to successfully integrate Advance operationally, in a manner that permits us to achieve the full revenue, expected cash flows and cost savings anticipated from the Advance Acquisition;
•not realizing anticipated operating synergies; and
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Advance Acquisition.
Risks Related to our Financial Condition
Our success is dependent on the prices of oil, natural gas and NGLs. Low oil, natural gas and NGL prices and the continued volatility in these prices may adversely affect our financial condition and our ability to meet our capital expenditure requirements and financial obligations.
The prices we receive for the oil, natural gas and NGLs we produce heavily influence our revenue, profitability, cash flow available for capital expenditures, the repayment of debt and the payment of cash dividends, if any, access to capital, borrowing capacity under our Credit Agreement and future rate of growth. Oil, natural gas and NGLs are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil, natural gas and NGLs have been volatile and will likely continue to be volatile in the future. For the year ended December 31, 2022, oil prices averaged $94.33 per Bbl, as compared to $68.11 per Bbl in 2021, ranging from a high of $123.70 per Bbl in early March to a low of $71.02 per Bbl in early December, based upon the WTI oil futures contract price for the earliest delivery date. For the year ended December 31, 2022, natural gas prices averaged $6.54 per MMBtu, as compared to $3.71 per MMbtu in 2021, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. During 2022, natural gas prices ranged from a low of $3.72 per MMBtu in early January to a high of $9.68 per MMBtu in mid-August before finishing the year at $4.48 per MMBtu.
The prices we receive for our production, and the levels of our production, depend on numerous factors. These factors include, but are not limited to, the following:
•the domestic and foreign supply of, and demand for, oil, natural gas and NGLs;
•the actions of OPEC+ and state-controlled oil companies;
•the prices and availability of competitors’ supplies of oil, natural gas and NGLs;
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
•weather conditions and natural disasters, including hurricanes in the Gulf Coast region and severe cold weather in the Delaware Basin;
•political conditions in or affecting oil, natural gas and NGL producing regions or countries, including the United States, the Middle East, South America, Russia, Ukraine and China;
•the ongoing military conflict between Russia and Ukraine;
•domestic or global health concerns, including the outbreak of contagious or pandemic diseases, such as COVID-19 and its variants;
•the continued threat of terrorism and the impact of military action and civil unrest;
•public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate oil, natural gas and NGL operations, including hydraulic fracturing activities;
•the level of global oil, natural gas and NGL inventories and exploration and production activity;
•the impact of energy conservation efforts;
•technological advances affecting energy consumption; and
•overall worldwide economic conditions.
These factors make it difficult to predict future commodity price movements with any certainty. Substantially all of our oil, natural gas and NGL sales are made in the spot market or pursuant to contracts based on spot market prices and are not pursuant to long-term fixed price contracts. Further, oil, natural gas and NGL prices do not necessarily fluctuate in direct relation to each other.
Declines in oil, natural gas or NGL prices not only reduce our revenue, but could also reduce the amount of oil, natural gas and NGLs that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations, cash flows and reserves and our ability to comply with the financial covenants under our Credit Agreement. Should oil, natural gas or NGL prices decrease to economically unattractive levels and remain there for an extended period of time, we may elect to delay some of our exploration and development plans for our prospects, cease exploration or development activities on certain prospects due to the anticipated unfavorable economics from such activities or cease or delay further expansion of our midstream projects, each of which could have a material adverse effect on our business, financial condition, results of operations and reserves. In addition, such declines in commodity prices could cause a reduction in our borrowing base. If the borrowing base were to be less than the outstanding borrowings under our Credit Agreement at any time, we would be required to provide additional collateral satisfactory in nature and value to the lenders to increase the borrowing base to an amount sufficient to cover such excess or repay the deficit in equal installments over a period of six months.
Our industry and the broader U.S. economy experienced higher than expected inflationary pressures in 2022 related to increases in oil and natural gas prices, continued supply chain disruptions, labor shortages and geopolitical instability, among other pressures. Should these conditions persist, it may impact our ability to procure services, materials and equipment on a cost-effective basis, or at all, and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Inflation in the U.S. has become much more significant in recent years, and in 2022 it reached its highest levels in approximately 40 years. Throughout 2022, we began to experience significant increases in the costs of certain oilfield services, materials and equipment, including diesel, steel, labor, trucking, sand, personnel and completion costs, among others, as a result of the recent increases in oil and natural gas prices, as well as availability constraints, supply chain disruptions, increased demand, labor shortages associated with a fully employed U.S. labor force, inflation and other factors. These challenges are due in part to increased demand for oil and natural gas production driven by the continued economic recovery from the COVID-19 pandemic and, more broadly, systemic underinvestment in global oil and natural gas development. These supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing military conflict between Russia and Ukraine. We expect for the foreseeable future to experience supply chain constraints and inflationary pressure on our cost structure. Should oil and natural gas prices remain at their current levels or increase, we expect to be subject to additional service cost inflation in future periods, which may increase our costs to drill, complete, equip and operate wells. In addition, supply chain disruptions and other inflationary pressures being experienced throughout the U.S. and global economy and in the oil and natural gas industry may limit our ability to procure the necessary products and services we need for drilling, completing and producing wells in a timely fashion, which could result in delays to our operations and could, in turn, have a material adverse effect on our business, financial condition, results of operations and cash flows.
We face numerous risks related to the COVID-19 pandemic, including its impact on global oil demand, which has had and, depending on the progression of the pandemic, may continue to have, a material adverse effect on our business, financial condition, results of operations and cash flows.
Since the beginning of 2020, the COVID-19 pandemic has spread across the globe and disrupted economies and industries around the world, including the exploration and production and midstream businesses. The rapid spread of COVID-19 and its variants has led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel and other public health and safety measures, nearly all of which materially reduced global demand for crude oil, natural gas and NGLs in 2020. Although demand for crude oil, natural gas and NGLs generally increased in 2021 and 2022 as many travel restrictions, business closures and other restrictions on conducting business were lifted in response to improved treatments and availability of vaccinations, we cannot reasonably predict the future impact of COVID-19 or its variants on overall economic activity and the demand for, and pricing of, our products.
The extent to which COVID-19 or its variants will continue to affect our business, financial condition, results of operations and cash flows and the demand for our production will depend on future developments, which are highly uncertain and cannot be predicted, including the duration or any recurrence of the pandemic and responsive measures, the emergence, contagiousness and threat of new strains of the virus and their severity, additional or modified government actions, new information that may emerge concerning the severity of COVID-19 or its variants, the effectiveness of treatments, vaccines and other actions taken to contain COVID-19 or its variants or treat its impact now or in the future, disruptions in the supply chain and an increasingly competitive labor market due to a sustained labor shortage or increased turnover caused by the COVID-19 pandemic, among others.
Some impacts of the COVID-19 pandemic that could have a material adverse effect on our business, financial condition, results of operations and cash flows include:
•significantly reduced prices for our oil production, resulting from a world-wide decrease in demand for hydrocarbons and a resulting oversupply of existing production;
•decreases in the demand for our oil production, resulting from significantly decreased levels of global, regional and local travel as a result, in part, of federal, state and local government-imposed quarantines, including shelter-in-place mandates, enacted to slow the spread of COVID-19 or its variants;
•increased likelihood that we may, either voluntarily or as a result of third-party and regulatory mandates, curtail or shut in production, resulting from depressed oil prices, lack of storage and other market or political forces;
•significant decreases in the volumes of oil, natural gas and produced water that are transported, gathered, processed or disposed of by San Mateo or Pronto due to curtailed or shut-in production by Matador or other of San Mateo’s or Pronto’s customers;
•increased costs associated with, or actual unavailability of, facilities for the storage of oil, natural gas and NGL production in the markets in which we operate;
•increased operational difficulties associated with the delivery of oil, natural gas and NGLs to end-markets, resulting from pipeline and storage constraints;
•the potential for the operations of the Black River Processing Plant, the Marlan Processing Plant and other critical midstream infrastructure to be adversely impacted by outbreaks of COVID-19 or its variants among the relevant workforce;
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
The COVID-19 pandemic continues to evolve, and the extent to which the pandemic may impact our business, financial condition, results of operations and cash flows will depend highly on future developments, which are very uncertain and cannot be predicted. Additionally, the extent and duration of the impact of the COVID-19 pandemic on our stock price and that of our peer companies is uncertain and may make us look less attractive to investors. As a result, there may be a less active trading market for our common stock, our stock price may be more volatile and our ability to raise capital could be impaired.
We cannot predict the impact of the ongoing military conflict between Russia and Ukraine and the related humanitarian crisis on the global economy, energy markets, geopolitical stability and our business.
On February 24, 2022, Russian military forces commenced a military operation in Ukraine, and sustained conflict and disruption in the region is likely. Although our leasehold acreage is located primarily in the Delaware Basin, the broader consequences of the Russian-Ukrainian conflict, which may include further sanctions, embargoes, supply chain disruptions, regional instability and geopolitical shifts, may have adverse effects on global macroeconomic conditions, increase volatility in the price and demand for oil and natural gas, increase exposure to cyberattacks, cause disruptions in global supply chains, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. We cannot predict the extent of the conflict’s effect on our business and results of operations as well as on the global economy and energy markets.
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
In addition, the possible occurrence of future events, such as decreases in the prices of oil and natural gas, or extended periods of such decreased prices, terrorist attacks, wars or combat peace-keeping missions, the outbreak of contagious or pandemic diseases, financial market disruptions, general economic recessions, oil and natural gas industry recessions, oil and natural gas company bankruptcies, accounting scandals, overstated reserves estimates by public oil companies and disruptions in the financial and capital markets, has caused financial institutions, credit rating agencies and the public to more closely review the financial statements, capital structures and spending and earnings of public companies, including energy companies. Such events have constrained the capital available to the energy industry in the past, and such events or similar events could adversely affect our access to funding for our operations in the future.

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

Approximately 38% of our total proved reserves at December 31, 2022 consisted of undeveloped and developed non-producing reserves, and those reserves may not ultimately be developed or produced.
At December 31, 2022, approximately 38% of our total proved reserves were undeveloped and less than 1% of our total proved reserves were developed non-producing. Our undeveloped and/or developed non-producing reserves may never be developed or produced, or such reserves may not be developed or produced within the time periods we have projected or at the costs we have estimated. SEC rules require that, subject to limited exceptions, proved undeveloped reserves may only be booked if they are related to wells scheduled to be drilled within five years after the date of booking. Delays in the development of our reserves or increases in costs to drill and develop such reserves would reduce the present value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves, resulting in some projects becoming uneconomical and reducing our total proved reserves. In addition, delays in the development of reserves or declines in the oil and/or natural gas prices used to estimate proved reserves in the future could cause us to have to reclassify a portion of our proved reserves as unproved reserves. Any reduction in our proved reserves caused by the reclassification of undeveloped or developed non-producing reserves could materially affect our business, financial condition, results of operations and cash flows.
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
Furthermore, there may be times when we have not hedged our production when, in retrospect, it would have been advisable to do so. Decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. We may employ hedging strategies in the future that differ from those that we have used in the past, and neither the continued application of our current strategies nor our use of different hedging strategies may be successful. See Note 12 to the consolidated financial statements in this Annual Report for a summary of our open derivative financial instruments at December 31, 2022.
A change in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we receive for our production could adversely affect our business, financial condition, results of operations and cash flows.
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
Although the completion of additional oil and natural gas pipeline capacity from West Texas to the Texas Gulf Coast and other end markets improved these price differentials in 2020 and 2021, these price differentials for natural gas widened in 2022 and could widen further in future periods. Should we experience future periods of negative pricing for natural gas as we did at certain times in 2020, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results.
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
Before acquiring oil and natural gas properties or midstream assets, we assess the potential reserves, future oil and natural gas prices, operating costs, potential environmental liabilities, condition of the assets, customer contracts and other factors relating to the properties or assets, as applicable. However, our review process is complex and involves many assumptions and estimates, and their accuracy is inherently uncertain. As a result, we may not discover all existing or potential problems associated with the properties or assets we buy. We may not become sufficiently familiar with the properties or assets to assess fully their deficiencies and capabilities. We may not perform inspections on every well, property or asset, and we may not be able to observe mechanical and environmental problems even when we conduct an inspection. Even when problems with a property or asset are identified, the seller may not be willing or financially able to give us contractual protection against any identified problems, and we may decide to assume environmental and other risks and liabilities in connection with properties or assets we acquire. If we acquire properties or assets with risks or liabilities we did not know about or that we did not assess correctly, our financial condition, results of operations and cash flows could be adversely affected as we settle claims and incur cleanup costs related to these liabilities.
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
Prior to the drilling of an oil and natural gas well, however, it is standard industry practice for the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed well is to be drilled to ensure there are no obvious deficiencies in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct deficiencies in the marketability of the title, and such title review and curative work entails expense, which may be significant and difficult to accurately predict. Our failure to cure any title defects may delay or prevent us from utilizing the associated leasehold right or mineral interest, which may adversely impact our ability to increase production and reserves. In the future, we may suffer a monetary loss from title defects or title failure. Additionally, unproved and unevaluated acreage has greater risk of title defects than developed acreage. If there are any title defects or defects in assignment of leasehold rights or mineral interests in properties in which we hold an interest, we will suffer a financial loss that could adversely affect our financial condition, results of operations and cash flows.
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
As of February 21, 2023, the maximum facility amount under the Credit Agreement was $1.50 billion, the borrowing base was $2.25 billion and our elected borrowing commitment was $775.0 million. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected borrowing commitment (subject to compliance with the covenants noted below). At February 21, 2023, we had available borrowing capacity of approximately $729.4 million under our Credit Agreement (after giving effect to outstanding letters of credit). Our borrowing base is determined semi-annually by our lenders based primarily on the estimated value of our existing and future oil and natural gas reserves, but both we and our lenders can request one unscheduled redetermination between scheduled redetermination dates. Our Credit Agreement is secured by our interests in the majority of our oil and natural gas properties and contains covenants restricting our ability to incur additional indebtedness, sell assets, pay dividends and make certain investments. Since the borrowing base is subject to periodic redeterminations, if a redetermination resulted in a borrowing base that was less than our borrowings under the Credit Agreement, we would be required to provide additional collateral satisfactory in nature and value to the lenders to increase the borrowing base to an amount sufficient to cover such excess or repay the deficit in equal installments over a period of six months. If we are required to do so, we may not have sufficient funds to fully make such repayments. The Credit Agreement requires us to maintain a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $75.0 million of unrestricted cash and cash equivalents), divided by a rolling four quarter EBITDA calculation, of 3.50 or less and a current ratio, which is defined as (x) consolidated current assets plus the unused availability under the Credit Agreement divided by (y) consolidated current liabilities less current maturities under the Credit Agreement, of equal to or greater than 1.0.
As of February 21, 2023, the facility amount under the San Mateo Credit Facility was $485.0 million, and San Mateo had available borrowing capacity of approximately $11.0 million (after giving effect to outstanding letters of credit and subject to San Mateo’s compliance with the covenants noted below). The San Mateo Credit Facility includes an accordion feature, which could expand the commitments of the lenders to up to $735.0 million. The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries, but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. In addition to these restrictions, the San Mateo Credit Facility also contains covenants restricting San Mateo’s ability to incur additional indebtedness, sell assets, pay dividends and make certain investments.

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
The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of our proved oil and natural gas reserves at December 31 and June 30 of each year, respectively. We and the lenders may each request an unscheduled redetermination of the borrowing base once between scheduled redetermination dates. In addition, our lenders have the flexibility to reduce our borrowing base due to a variety of factors, some of which may be beyond our control. As of February 21, 2023, our borrowing base was $2.25 billion, our elected borrowing commitment was $775.0 million, the maximum facility amount under the Credit Agreement was $1.50 billion and we had no outstanding borrowings under, and approximately $45.6 million in outstanding letters of credit issued pursuant to, the Credit Agreement. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, maximum facility amount and elected borrowing commitment (subject to compliance with the covenant noted above). We could be required to repay a portion of any outstanding debt under the Credit Agreement to the extent that, after a redetermination, our outstanding borrowings at such time exceeded the redetermined borrowing base. We may not have sufficient funds to make such repayments, which could result in a default under the terms of the Credit Agreement and an acceleration of the loans thereunder, requiring us to negotiate renewals, arrange new financing or sell significant assets, all of which could have a material adverse effect on our business and financial results.
Our earnings are exposed to interest rate risk associated with borrowings under our Credit Agreement and the San Mateo Credit Facility. Borrowings under the Credit Agreement may be in the form of a base rate loan or a loan based on the secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”). If we borrow funds as a base rate loan, such borrowings will bear interest at a rate equal to the greatest of (i) the prime rate for such day, (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) on such day, plus 0.50%, and (iii) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) for a one month tenor, plus 1.00%, plus, in each case, an amount ranging from 0.75% to 1.75% per annum depending on the level of borrowings under the Credit Agreement. If we borrow funds as a SOFR loan, such borrowings will bear interest at a rate equal to (x) the Adjusted Term SOFR Rate for the chosen interest period plus (y) an amount ranging from 1.75% to 2.75% per annum depending on the level of borrowings under the Credit Agreement. If we have outstanding borrowings under our Credit Agreement and interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.
Similarly, borrowings under the San Mateo Credit Facility may be in the form of a base rate loan or a SOFR loan. If San Mateo borrows funds as a base rate loan, such borrowings will bear interest at a rate equal to the greatest of (i) the prime rate for such day, (ii) the Federal Funds Effective Rate (as defined in the San Mateo Credit Facility) on such day, plus 0.50% and (iii) the Adjusted Term SOFR Rate (as defined in the San Mateo Credit Facility) for a one month tenor, plus 1.00% plus, in each case, an amount ranging from 1.25% to 2.25% per annum depending on San Mateo’s Consolidated Total Leverage Ratio (as defined in the San Mateo Credit Facility). If San Mateo borrows funds as a SOFR loan, such borrowings will bear interest at a rate equal to (x) the Adjusted Term SOFR Rate for the chosen interest period plus (y) an amount ranging from 2.25% to 3.25% per annum depending on San Mateo’s Consolidated Total Leverage Ratio. If San Mateo has outstanding borrowings under the San Mateo Credit Facility and interest rates increase, so will San Mateo’s interest costs, which may have a material adverse effect on San Mateo’s results of operations and financial condition.
Interest rates rose significantly during 2022 as the Federal Reserve sought to control inflation, and interest rates are likely to rise higher during 2023. Our Credit Agreement and the San Mateo Credit Facility have floating rates tied to SOFR or other interest rate benchmarks that generally rise alongside the increase in the federal funds rates. As a result, interest expense on our existing floating rate debt rose during 2022 and will likely rise during 2023. In addition, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly.
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
A breach of any of these covenants could result in an event of default under our Credit Agreement, the San Mateo Credit Facility and the indenture governing our outstanding senior notes. For example, our Credit Agreement requires us to maintain a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $75 million of unrestricted cash and cash equivalents) divided by a rolling four quarter EBITDA calculation, of 3.50 or less and a current ratio, which is defined as current assets plus the unused availability under the Credit Agreement, divided by current liabilities, of equal to or greater than 1.0. Low oil and natural gas prices or a decline in our oil or natural gas production may adversely impact our EBITDA, cash flows and debt levels, and therefore our ability to comply with this covenant.
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
Upon the occurrence of an event of default, all amounts outstanding under the applicable debt agreements could be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. If indebtedness under our Credit Agreement, the San Mateo Credit Facility or the indenture governing our outstanding senior notes is accelerated, there can be no assurance that we will have sufficient assets to repay such indebtedness. The operating and financial restrictions and covenants in these debt agreements and any future financing agreements could materially adversely affect our ability to finance future operations or capital needs or to engage in other business activities.
Our credit rating may be downgraded, which could reduce our financial flexibility, increase interest expense and adversely impact our operations.
In March 2020, our corporate credit rating from S&P Global Ratings was downgraded from “B+” to “B-” and our corporate credit rating from Moody’s Investors Service was downgraded from “B1” to “B3.” The downgrades resulted in significant part due to the sudden decline in oil prices in early 2020. Moody’s Investor Services subsequently upgraded our corporate credit rating to “B2” in July 2020, to “B1” in September 2021 and to “Ba3” in September 2022. S&P Global Ratings upgraded our corporate credit rating to “B” in June 2021, “B+” in January 2022 and “BB-” in September 2022. In September 2021, Fitch Ratings assigned us a corporate credit rating of “B+” and subsequently upgraded our corporate credit rating to “BB-” in September 2022. As of February 21, 2023, our corporate credit ratings from S&P Global Ratings, Moody’s Investors Service and Fitch Ratings remained “BB-,” “Ba3” and “BB-,” respectively. We cannot assure you that our credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Any future downgrade could increase the cost of any indebtedness incurred in the future.
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
In February 2022 and April 2022, our Board of Directors declared quarterly cash dividends of $0.05 per share of common stock. In June 2022, the Board amended our dividend policy to increase the quarterly dividend to $0.10 per share of common stock. In July 2022 and October 2022, the Board declared quarterly cash dividends of $0.10 per share of common stock. In December 2022, the Board amended our dividend policy to increase the quarterly dividend to $0.15 per share of common stock for future dividend payments. On February 15, 2023, the Board declared a quarterly cash dividend of $0.15 per share of common stock payable on March 9, 2023 to shareholders of record as of February 27, 2023. We intend to continue to pay a quarterly dividend in the future pursuant to the dividend policy adopted by our Board of Directors. However, the payment and amount of future dividend payments, if any, are subject to declaration by our Board of Directors. Such payments will depend on, among other things, our available cash, earnings, financial condition, capital requirements, level of indebtedness, stock price, statutory and contractual restrictions applicable to the payment of dividends and other considerations that our Board of Directors deems relevant. Cash dividend payments in the future may only be made out of legally available funds, and, if we experience substantial losses, such funds may not be available.
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
Each of these risks is magnified in wells with longer laterals. In 2022, 98% of the operated wells we turned to sales had lateral lengths of greater than one mile. In 2023, we anticipate that 96% of the operated wells we turn to sales should have lateral lengths of greater than one mile. If we do not drill productive and profitable wells in the future, our business, financial condition, results of operations, cash flows and reserves could be materially and adversely affected.
Our operations are subject to operational hazards and risks, which could result in significant damages and the loss of revenue.
There are numerous operational hazards inherent in oil and natural gas exploration, development, production, gathering, transportation and processing, including:
•natural disasters;
•adverse weather conditions;
•domestic or global health concerns, including the outbreak of contagious or pandemic diseases, such as COVID-19 and its variants;
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
There are also significant risks associated with the operation of cryogenic natural gas processing plants such as the Marlan Processing Plant and the Black River Processing Plant. Natural gas and NGLs are volatile and explosive and may include carcinogens. Damage to or improper operation of the Black River Processing Plant or the Marlan Processing Plant could result in an explosion or the discharge of toxic gases, which could result in significant damage claims, interrupt a revenue source and prevent us from processing some or all of the natural gas produced from our wells or third-party wells located in nearby asset areas. Furthermore, if we were unable to process such natural gas, we may be forced to flare natural gas from, or shut in, the affected wells for an indefinite period of time.
In addition, San Mateo’s and Pronto’s gathering, processing and transportation assets connect to other pipelines or facilities owned and operated by unaffiliated third parties. The continuing operation of, and our continuing access to, such third-party pipelines, processing facilities and other midstream facilities is not within our control. These pipelines, plants, salt water disposal wells and other midstream facilities may become unavailable because of testing, turnarounds, line repair, maintenance, reduced operating pressure, lack of operating capacity, regulatory requirements and curtailments of receipt or deliveries due to insufficient capacity or because of damage from severe weather conditions or other operational issues. In addition, if San Mateo’s or Pronto’s costs to access and transport on these third-party pipelines significantly increase, their profitability could be reduced. If any such increase in costs occurs, if any of these pipelines or other midstream facilities become unable to receive, transport, process or dispose of product, or if the volumes San Mateo or Pronto gathers, processes or transports do not meet the product quality requirements of such pipelines or facilities, our and San Mateo’s revenues and cash flows could be adversely affected.
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
Almost all of our current oil and natural gas production and our proved reserves are attributable to our properties in the Delaware Basin in Southeast New Mexico and West Texas, the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana. In recent years, the Delaware Basin has become an area of increasing focus for us, and approximately 95% of our total oil and natural gas production for 2022 was attributable to our properties in the Delaware Basin. Since 2016, the vast majority of our capital expenditures have been allocated to the Delaware Basin. We expect that substantially all of our capital expenditures in 2023 will continue to be in the Delaware Basin, with the exception of amounts allocated to limited operations and certain non-operated well opportunities in our South Texas and Haynesville shale positions.
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
Our operations may also be adversely affected by weather conditions and events such as hurricanes, tropical storms and inclement winter weather, resulting in delays in drilling and completions, damage to facilities and equipment and the inability to receive equipment or access personnel and products at affected job sites in a timely manner. For example, in recent years, including in February 2021 and December 2022, the Delaware Basin has experienced periods of severe winter weather that impacted many operators. In particular, weather conditions and freezing temperatures have resulted in shut ins of producing wells, power outages, curtailments in trucking, delays in drilling and completion of wells and other production constraints. Certain areas of the Delaware Basin have also experienced periods of severe flooding that impacted our operations as well as many other operators in the area, resulting in delays in drilling, completing and initiating production on certain wells. As we continue to focus our operations on the Delaware Basin, we may increasingly face these and other challenges posed by severe weather.
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
Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. For example, our operations in the Delaware Basin are subject to particular restrictions on drilling activities based on environmental sensitivities and requirements and potash mining operations. Such delays, interruptions or restrictions could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The unavailability or high cost of drilling rigs, completion equipment and services, supplies and personnel, including hydraulic fracturing equipment and personnel, could adversely affect our ability to establish and execute exploration and development plans within budget and on a timely basis, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We use a substantial amount of water in our drilling and hydraulic fracturing operations. Our inability to obtain sufficient amounts of water at reasonable prices, or treat and dispose of water after drilling and hydraulic fracturing, could adversely impact our operations. In recent years, Southeast New Mexico and West Texas have experienced severe drought. As a result, we may experience difficulty in securing the necessary volumes of water for our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as (i) hydraulic fracturing, including, but not limited to, the use of fresh water in such operations, or (ii) disposal of waste, including, but not limited to, the disposal of produced water, drilling fluids and other wastes associated with the exploration, development and production of oil and natural gas. Furthermore, future environmental regulations and permitting requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells could increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, and all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
From time-to-time, we, through San Mateo, Pronto or otherwise, plan and construct midstream projects, some of which may take a number of months before commercial operation, such as construction of oil, natural gas and produced water gathering or transportation systems, construction of natural gas processing plants, drilling of commercial salt water disposal wells and construction of related facilities. These projects are complex and subject to a number of factors beyond our control, including delays from third-party landowners, the permitting process, government and regulatory approval, compliance with laws, unavailability of materials, labor disruptions, environmental hazards, financing, accidents, weather and other factors. Any delay in the completion of these projects could have a material adverse effect on our business, results of operations, liquidity and financial condition. The construction of produced water disposal facilities, pipelines and gathering and processing facilities requires the expenditure of significant amounts of capital, which may exceed our estimated costs. Estimating the timing and expenditures related to these development projects is very complex and subject to variables that can significantly increase expected costs. Should the actual costs of these projects exceed our estimates, our liquidity and financial condition could be adversely affected. This level of development activity requires significant effort from our management and technical personnel and places additional requirements on our financial resources and internal financial controls. We may not have the ability to attract and/or retain the necessary number of personnel with the skills required to bring complicated projects to successful conclusions.
Our identified drilling locations are scheduled over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.
Our management team has identified and scheduled drilling locations in our operating areas over a multi-year period. Our ability to drill and develop these locations depends on a number of factors, including oil and natural gas prices, assessment of risks, costs, drilling results, reservoir heterogeneities, the availability of equipment and capital, approval by regulators, lease terms, seasonal conditions and the actions of other operators. Additionally, as lateral lengths greater than one mile have become increasingly common in the Delaware Basin, we may have to cooperate with other operators to ensure that our acreage is included in drilling units or otherwise developed. In January 2021, the Biden administration issued the Biden Administration Federal Lease Orders limiting the issuance of federal drilling permits and other necessary federal approvals. The BLM indicated that the Lease Sale Litigation and the Social Cost of Carbon Litigation could delay lease sales and the approval of drilling permits. Although some of the restrictions in the Biden Administration Federal Lease Orders have lapsed, the impact of these and similar federal actions related to the natural gas industry remains unclear. Should these or other limitations or prohibitions be imposed or continue to be applied, our drilling locations on federal lands may not be drilled as scheduled. The final determination on whether to drill any of the identified locations will be dependent upon the factors described elsewhere in this Annual Report as well as, to some degree, the results of our drilling activities with respect to our established drilling locations. Because of these uncertainties, we do not know if the drilling locations we have identified will be drilled within our expected timeframe, or at all, or if we will be able to economically produce hydrocarbons from these or any other potential drilling locations. Our actual drilling activities may be materially different from our current expectations, which could adversely affect our business, financial condition, results of operations and cash flows.
Certain of our unproved and unevaluated acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage.
At December 31, 2022, we had leasehold interests in approximately 23,100 net acres across all of our areas of interest that are not currently held by production and are subject to leases with primary or renewed terms that expire prior to 2028. Unless we establish and maintain production, generally in paying quantities, on units containing these leases during their terms or we renew such leases, these leases will expire. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. In addition, on certain portions of our acreage, third-party leases, or top leases, may have been taken and could become immediately effective if our leases expire. If our leases expire or we are unable to renew such leases, we will lose our right to develop the related properties. As such, our actual drilling activities may materially differ from our current expectations, which could adversely affect our business, financial condition, results of operations and cash flows.

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
We derive most of our revenues from the sale of our oil, natural gas and NGLs to unaffiliated third-party purchasers, independent marketing companies and midstream companies. We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. For the years ended December 31, 2022, 2021 and 2020, we had three, three and two significant purchasers, respectively, that collectively accounted for approximately 70%, 72% and 65%, respectively, of our total oil, natural gas and NGL revenues. We cannot ensure that we will continue to have ready access to suitable markets for our future production. If we lost one or more of these customers and were unable to sell our production to other customers on terms we consider acceptable, it could materially and adversely affect our business, financial condition, results of operations and cash flows. Furthermore, we cannot predict the extent to which counterparties’ businesses would be impacted if oil and natural gas prices decline, such prices remain depressed for a sustained period of time or other conditions in our industry were to deteriorate. Any delays in payments from our purchasers caused by financial problems encountered by them could have an immediate negative effect on our results of operations and cash flows.
In addition to credit risk related to purchasers of our production, we also face credit risk through receivables from joint interest owners on properties we operate and from San Mateo’s and Pronto’s customers. Joint interest receivables arise from billing entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we drill. We are generally unable to control which co-owners participate in our wells. Liquidity and cash flow problems encountered by our joint interest owners or the third-party operators of our non-operated properties may prevent or delay the drilling of a well or the development of a project. Our joint interest owners may be unwilling or unable to pay their share of the costs of projects as they become due. In the case of a farmout party, we would have to find a new farmout party or obtain alternative funding in order to complete the exploration and development of the prospects subject to a farmout agreement. In the case of a working interest owner, we could be required to pay the working interest owner’s share of the project costs. If we are not able to obtain the capital necessary to fund either of these contingencies or find a new farmout party, our results of operations and cash flows could be negatively affected.
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

The disruption of our own or third-party facilities due to maintenance, weather or other factors could negatively impact our ability to market and deliver our oil, natural gas and NGLs. If our costs to access and transport on these pipelines significantly increase, our profitability could be reduced. Third parties control when or if their facilities are restored and what prices will be charged. In the past, we have experienced pipeline and natural gas processing interruptions and capacity and infrastructure constraints associated with natural gas production. While we have entered into natural gas processing and transportation agreements covering the anticipated natural gas production from a significant portion of our Delaware Basin acreage in Southeast New Mexico and West Texas, no assurance can be given that these agreements will alleviate these issues completely, and we may be required to pay deficiency payments under such agreements if we do not meet the gathering or processing commitments, as applicable. We may experience similar interruptions and processing capacity constraints as we continue to explore and develop our Wolfcamp, Bone Spring and other liquids-rich plays in the Delaware Basin in 2023. If we were required to shut in our production for long periods of time due to pipeline interruptions or lack of processing facilities or capacity of these facilities, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We conduct a portion of our operations through joint ventures, which subjects us to additional risks that could have a material adverse effect on the success of these operations, our financial position, results of operations or cash flows.
We own and operate substantially all of our midstream assets in Eddy County, New Mexico and Loving County, Texas through San Mateo, and we have and may continue to enter into other joint venture arrangements in the future. The nature of a joint venture requires us to share a portion of control with unaffiliated third parties. If our joint venture partners do not fulfill their contractual and other obligations, the affected joint venture may be unable to operate according to its business plan, and we may be required to increase our level of financial commitment or seek third-party capital, which could dilute our ownership in the applicable joint venture. If we do not timely meet our financial commitments or otherwise comply with our joint venture agreements, our ownership of and rights with respect to the applicable joint venture may be reduced or otherwise adversely affected. Furthermore, there can be no assurance that any joint venture will be successful or generate cash flows at the level we have anticipated, or at all. Differences in views among joint venture participants could also result in delays in business decisions or otherwise, failures to agree on major issues, operational inefficiencies and impasses, litigation or other issues. We provide management functions for certain joint ventures and may provide such services for future joint venture arrangements, which may require additional time and attention of management or require us to hire or contract additional personnel. Third parties may also seek to hold us liable for a joint venture’s liabilities. These issues or any other difficulties that cause a joint venture to deviate from its original business plan could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Because of the natural decline in production in the regions of San Mateo’s and Pronto’s midstream operations, San Mateo’s and Pronto’s long-term success depend on their ability to obtain new sources of products, which depends on certain factors beyond San Mateo’s and Pronto’s control. Any decrease in supplies to its midstream facilities could adversely affect San Mateo’s and Pronto’s business and operating results.
San Mateo’s and Pronto’s midstream facilities are, or will be, connected to oil and natural gas wells operated by us or by third parties from which production will naturally decline over time, which means that the cash flows associated with these sources of oil, natural gas, NGLs and produced water will also decline over time. Some of these third parties are not subject to minimum volume commitments. To maintain or increase throughput levels on San Mateo’s and Pronto’s gathering systems and the utilization rate at its other midstream facilities, San Mateo and Pronto must continually obtain new sources of products. San Mateo’s and Pronto’s ability to obtain additional sources of oil, natural gas, NGLs and produced water depends, in part, on the level of successful drilling and production activity near its gathering and transportation systems and other midstream facilities. San Mateo and Pronto have no control over the level of activity in the areas of their operations, the amount of reserves associated with the wells or the rate at which production from a well will decline. In addition, San Mateo and Pronto have no control over producers or their drilling or production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations, the availability of drilling rigs, other production and development costs and the availability and cost of capital.
We have entered into certain long-term contracts that require us to pay fees to our service providers based on minimum volumes regardless of actual volume throughput and that may limit our ability to use other service providers.
From time to time, we have entered into and may in the future enter into certain oil, natural gas or produced water gathering or transportation agreements, natural gas processing agreements, NGL transportation agreements, produced water disposal agreements or similar commercial arrangements with midstream companies, including San Mateo. Certain of these agreements require us to meet minimum volume commitments, often regardless of actual throughput. Reductions in our drilling activity could result in insufficient production to fulfill our obligations under these agreements. As of December 31, 2022, our long-term contractual obligations under agreements with minimum volume commitments totaled approximately $833.1 million over the terms of the agreements. If we have insufficient production to meet the minimum volume commitments under any of these agreements, our cash flow from operations will be reduced, which may require us to reduce or delay our planned investments and capital expenditures or seek alternative means of financing, all of which may have a material adverse effect on our results of operations.
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
Competition is intense in virtually all facets of our business. Our ability to acquire additional prospects and to find and develop reserves in the future will depend in part on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment for acquiring properties, to market oil and natural gas and to secure trained personnel. Similarly, our midstream business, and particularly the success of San Mateo and Pronto, depends in part on our ability to compete with other midstream service companies to attract third-party customers to our midstream facilities. San Mateo and Pronto compete with other midstream companies that provide similar services in their areas of operations, and such companies may have legacy relationships with producers in those areas and may have a longer history of efficiency and reliability. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. Many of our competitors possess and employ financial, technical, technological and personnel resources substantially greater than ours. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial, technical, technological or personnel resources permit. As our competitors use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. We cannot be certain that we will be able to implement technologies on a timely basis or at a cost that is acceptable to us. One or more of the technologies that we use or that we may implement in the future may become obsolete, and our operations may be adversely affected.
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
At December 31, 2022, Matador held approximately 129,400 net leasehold and mineral acres in the Delaware Basin in Eddy and Lea Counties, New Mexico and in Loving County, Texas, of which approximately 39,500 net acres, or about 31%, was on federal lands administered by the BLM. In addition to permits issued by state and local authorities, oil and natural gas activities on federal lands also require permits from the BLM. Permitting for oil and natural gas activities on federal lands can take significantly longer than the permitting process for oil and natural gas activities not located on federal lands. Delays in obtaining necessary permits can disrupt our operations and have a material adverse effect on our business. These BLM leases contain relatively standardized terms and require compliance with detailed regulations and orders, which are subject to change. For example, on August 16, 2022, H.R. 5376, commonly known as the Inflation Reduction Act of 2022 (the “IRA”), was enacted. Pursuant to the IRA, the royalty rate for federal leases issued on or after August 16, 2022 was increased to 16.67 percent. These operations are also subject to BLM rules regarding engineering and construction specifications for production facilities, safety procedures, the valuation of production, the payment of royalties, the removal of facilities, the posting of bonds, hydraulic fracturing, the control of air emissions and other areas of environmental protection. These rules could result in increased compliance costs for our operations, which in turn could have a material adverse effect on our business and results of operations. Under certain circumstances, the BLM may require our operations on federal leases to be suspended or terminated. In addition, litigation related to leasing and permitting of federal lands could also restrict, delay or limit our ability to conduct operations on our federal leasehold or acquire additional federal leasehold. In January 2021, the Biden administration issued the Biden Administration Federal Lease Orders limiting the issuance of federal drilling permits and other necessary federal approvals. The BLM indicated that the Lease Sale Litigation and the Social Cost of Carbon Litigation could delay lease sales and the approval of drilling permits. Although some of the restrictions in the Biden Administration Federal Lease Orders have lapsed, the impact of these and similar federal actions remains unclear. Should these or other limitations or prohibitions be imposed or continue to be applied, our oil and natural gas operations on federal lands could be adversely impacted. At the federal level, various policy makers, regulatory agencies and political candidates, including President Biden, have also proposed restrictions on hydraulic fracturing, including its outright prohibition. It is possible that any such restrictions on hydraulic fracturing may particularly target activity on federal lands. Any federal legislation, regulations or orders intended to limit or restrict oil and natural gas operations on federal lands, if enacted, could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Oil and natural gas exploration and production activities on federal lands are also subject to NEPA, which requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses impacts that are “reasonably foreseeable” and have a “reasonably close causal relationship” to the agency action under review and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. This process, including any additional requirements that may be implemented or litigation regarding the process, has the potential to delay or even halt development of future oil and natural gas projects with NEPA applicability.
We are subject to government regulation and liability, including complex environmental laws, which could require significant expenditures.
The exploration, development, production, gathering, processing, transportation and sale of oil and natural gas in the United States are subject to many federal, state and local laws, rules and regulations, including complex environmental laws and regulations. A change in the presidential administration, as well as a closely divided Congress, may also increase the uncertainty with regard to potential changes in these laws, rules and regulations and the enforcement of any new legislation or directives by governmental authorities. Matters subject to regulation include discharge permits, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation, gathering and transportation of oil, natural gas and NGLs, gathering and disposal of produced water, environmental matters and health and safety criteria addressing worker protection. Under these laws and regulations, we may be required to make large expenditures that could materially adversely affect our financial condition, results of operations and cash flows. If existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations or those of our service providers, such changes may affect the costs that we pay for such services or the results of business. In addition to expenditures required in order for us to comply with such laws and regulations, expenditures required by such laws and regulations could also include payments and fines for:
•personal injuries;
•property damage;
•containment and clean-up of oil, produced water and other spills;
•venting, flaring or other emissions;
•management and disposal of hazardous materials;
•remediation, clean-up costs and natural resource damages; and
•other environmental damages.
We do not believe that full insurance coverage for all potential damages is available at a reasonable cost. Failure to comply with these laws and regulations may also result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties, injunctive relief and/or the imposition of investigatory or other remedial obligations. The costs of remedying noncompliance may be significant, and remediation obligations could adversely affect our financial condition, results of operations and leasehold acreage. Laws, rules and regulations protecting the environment have changed frequently and the changes often include increasingly stringent requirements. These laws, rules and regulations may impose liability on us for environmental damage and disposal of hazardous and non-hazardous materials even if we were not negligent or at fault. We may also be found to be liable for the conduct of others or for acts that complied with applicable laws, rules or regulations at the time we performed those acts. These laws, rules and regulations are interpreted and enforced by numerous federal and state agencies. In addition, private parties, including the owners of properties upon which our wells are drilled or our facilities are located, the owners of properties adjacent to or in close proximity to those properties or non-governmental organizations such as environmental groups, may also pursue legal actions against us based on alleged non-compliance with certain of these laws, rules and regulations. For example, a number of lawsuits have been filed in some states against others in our industry alleging that fluid injection or oil and natural gas extraction have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. Private parties may also pursue legal actions challenging permitting programs that authorize certain of our operations. For example, it is possible that courts could vacate relevant NWPs as such potential permit coverage relates to activities in the oil and natural gas sector, or the Biden administration could choose to suspend the availability of NWPs in the future, thereby forcing our relevant operations to seek coverage under individual permits under CWA Section 404 (which is a longer and more administratively complex process that is subject to NEPA).
Part of the regulatory environment in which we operate includes, in some cases, federal requirements for obtaining environmental assessments, environmental impact statements and/or plans of development before commencing exploration and production or midstream activities. Oil and natural gas operations in certain of our operating areas can be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife. For example, on November 25, 2022, a final rule was published that, among other things, will list the lesser prairie-chicken as endangered under the ESA in certain portions of southeastern New Mexico where we operate. The effective date of the final rule is currently set to be March 27, 2023. We participate in candidate conservation agreements for the lesser prairie-chicken, as well as the sand dune lizard and the Texas hornshell mussel, pursuant to which we are restricted from operating in certain sensitive locations or at certain times. The listing of the lesser prairie-chicken as endangered, participation in such candidate conservation agreements or the designation of previously unprotected species as threatened or endangered species could prohibit drilling or other operations in certain of our operating areas, cause us to incur increased costs arising from species protection measures or result in limitations on our exploration and production and midstream activities, each of which could have a material adverse impact on our business, financial condition, results of operations and cash flows. See “Business—Regulation.”
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
Historically, we have generated and carried forward net operating losses (“NOL”) in amounts sufficient to offset substantially all of our taxable income and, thus, have not incurred material federal or state income tax liabilities. As of December 31, 2022, we had utilized all or substantially all of our federal NOL carryovers. As a result, unless additional NOLs are generated, we expect that we will begin to incur material federal and state income tax liabilities.
Additionally, the IRA contains a number of revisions to the Internal Revenue Code, including (i) a 15% corporate minimum income tax for certain corporations with more than $1 billion in average adjusted financial statement income for the three-year tax period ending with the corporation’s current tax year, (ii) a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022 and (iii) expanded business tax credits and incentives for the development of clean energy projects and the production of clean energy. The impact of the 15% corporate minimum tax will depend on our results of operations each year and anticipated guidance from the Internal Revenue Service. While we do not expect such minimum tax (or any other tax provision contained in the IRA) to have any immediate material impact, we will continue to evaluate its future impact as further information becomes available.
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
Hydraulic fracturing involves the injection of water, sand or other proppants and chemicals under pressure into rock formations to stimulate oil and natural gas production. We routinely use hydraulic fracturing to complete wells in order to produce oil, natural gas and NGLs from formations such as the Wolfcamp and Bone Spring plays, the Eagle Ford shale and the Haynesville shale, where we focus our operations. Hydraulic fracturing has been regulated at the state and local level through permitting and compliance requirements. Federal, state and local laws or regulations targeting various aspects of the hydraulic fracturing process are being considered, or have been proposed or implemented. In past sessions, Congress has considered, but has not passed, legislation to amend the SDWA, to remove the SDWA’s exemption granted to most hydraulic fracturing operations (other than operations using fluids containing diesel) and to require reporting and disclosure of chemicals used by oil and natural gas companies in the hydraulic fracturing process. Also at the federal level, in March 2015, the BLM issued final rules, including new requirements relating to public disclosure, wellbore integrity and handling of flowback water, to regulate hydraulic fracturing on federal and Indian lands, but these rules never became effective. These rules were rescinded by rule in December 2017. The rescission was challenged, and the challenge remains pending before the Ninth Circuit Court of Appeals. Separately, in 2016, BLM issued the 2016 Waste Prevention Rule to address flaring, venting and leaks from oil and natural gas operations on federal lands. Following litigation, the 2016 Waste Prevention Rule was vacated. However, the August 16, 2022 Inflation Reduction Act contains a suite of provisions addressing onshore and offshore oil and natural gas development under federal leases. Under the authority of the Inflation Reduction Act, on November 30, 2022, BLM proposed new regulations to reduce the waste of natural gas from venting, flaring, and leaks during oil and natural gas production activities on federal and Indian leases.
Various policymakers, regulatory agencies and political candidates at the federal, state and local levels have proposed restrictions on hydraulic fracturing, including its outright prohibition. Any such restrictions on hydraulic fracturing on federal lands could adversely impact our operations in the Delaware Basin, and an outright prohibition would adversely impact essentially all of our operations. In addition, a number of states and local regulatory authorities are considering or have implemented more stringent regulatory requirements applicable to hydraulic fracturing, including bans or moratoria on drilling that effectively prohibit further production of oil and natural gas through the use of hydraulic fracturing or similar operations. For example, in December 2014, New York announced a moratorium on high volume fracturing activities combined with horizontal drilling following the issuance of a study regarding the safety of hydraulic fracturing. Certain communities in Colorado have also enacted bans on hydraulic fracturing. These actions are the subject of legal challenges. Texas and New Mexico have adopted regulations that require the disclosure of information regarding the substances used in the hydraulic fracturing process. Recently, bills have been introduced in the New Mexico legislature to place a moratorium on, ban or otherwise restrict hydraulic fracturing activities, including prohibiting the injection of fresh water in such operations. Although such bills have not passed, similar laws, rules, regulations or orders, if passed at the local, state or federal level could limit our operations.
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
State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for produced water disposal and the increased occurrence of seismic activity. When caused by human activity, such events are called “induced seismicity.” Regulatory agencies at all levels are continuing to study the possible link between oil and natural gas activity and induced seismicity. In addition, a number of lawsuits have been filed in some states against others in our industry alleging that fluid injection or oil and natural gas extraction have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states, including New Mexico and Texas, are seeking to impose additional requirements, including requirements regarding the permitting of salt water disposal wells or otherwise, to assess the relationship between seismicity and the use of such wells.
While the scientific community and regulatory agencies at all levels are continuing to study the possible link between oil and natural gas activity and induced seismicity, some state regulatory agencies, including in Texas and New Mexico, have modified their regulations or guidance to mitigate potential causes of induced seismicity. For example, in 2021, the NMOCD implemented new rules establishing protocols in response to seismic events in New Mexico. Under these protocols, applications for salt water disposal well permits in certain areas of New Mexico with recent seismic activity require enhanced review prior to approval. In addition, the protocols require enhanced reporting and varying levels of curtailment of injection rates for salt water disposal wells, including potentially shutting in wells, in the area of seismic events based on the magnitude, timing and proximity of the seismic event. See “Business—Regulation—Environmental, Health and Safety Regulation.”
Increased seismicity in areas in which we operate could result in additional regulation and restrictions on the use of injection wells by us or by third parties whom we may contract with to dispose of produced water. Additional regulation and attention given to induced seismicity could also lead to greater opposition, including litigation, to oil and natural gas activities. Any one or more of these developments may result in operational delays, increase our operating and compliance costs or otherwise adversely affect our operations. We and San Mateo dispose of large volumes of produced water gathered from our and third parties’ drilling and production operations by injecting it into wells pursuant to permits issued to us by governmental authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such gathering or disposal activities. The adoption and implementation of any new laws or regulations that restrict our ability to dispose of produced water gathered from drilling and production activities could adversely impact our business, cash flows and results of operations and could decrease our and San Mateo’s revenues and result in increased costs and additional operating restrictions or delays.

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

We believe it is likely that scientific and political attention to issues concerning the extent, causes of and responsibility for climate change will continue, with the potential for further regulations and litigation that could affect our operations. Our operations result in greenhouse gas emissions. The EPA has published its final findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and welfare because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. There were attempts at comprehensive federal legislation establishing a cap and trade program, but that legislation did not pass. Further, various states have considered or adopted legislation that seeks to control or reduce emissions of greenhouse gases from a wide range of sources. Internationally, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the United States in April 2016, requires countries to review and “represent a progression” in their intended NDCs, which set greenhouse gas emission reduction goals, every five years beginning in 2020. The United States exited the Paris Agreement in November 2020 but rejoined the agreement effective February 19, 2021. In April 2021, the United States made its NDC submittal, setting a goal to achieve a 50 to 52% reduction from 2005 levels in economy-wide net greenhouse gas pollution in 2030. Further, in November 2021, the United States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of alternative sources of energy. On August 16, 2022, the IRA created the Methane Emissions Reduction Program to incentivize methane emission reductions and, for the first time ever, imposes a fee on GHG emissions from certain facilities that exceed specified emissions levels. Further, on November 11, 2022, the EPA issued a supplemental notice of proposed rulemaking on methane and GHG emissions from new and existing sources in the oil and natural gas industry. On December 6, 2022, the EPA published a supplemental proposal to reduce methane and volatile organic chemicals emissions from the oil and natural gas sector, which strengthens and expands the EPA’s November 1, 2021 proposed revisions to the New Source Performance Standards program established under Section 111 of the CAA. On December 23, 2022, the EPA proposed a rule that would enable states to implement more stringent methane emissions standards than the federal guidelines require. In 2019, New Mexico’s governor signed an executive order declaring that New Mexico would support the goals of the Paris Agreement by joining the U.S. Climate Alliance, a bipartisan coalition of governors committed to reducing GHG emissions consistent with the goals of the Paris Agreement. The stated objective of the executive order is to achieve a statewide reduction in greenhouse gas emissions of at least 45% by 2030 as compared to 2005 levels. The executive order also requires New Mexico regulatory agencies to create an “enforceable regulatory framework” to ensure methane emission reductions. In 2021, the NMOCD implemented rules regarding the reduction of natural gas waste and the control of emissions that, among other items, prohibits flaring in certain circumstances and requires upstream and midstream operators to reduce natural gas waste by a fixed amount each year and achieve a 98% natural gas capture rate by the end of 2026. The NMED adopted rules and regulations in April 2022 to address the formation of ground-level ozone, including from existing oil and natural gas operations. In August 2022, the NMED issued a final rule imposing additional controls on oil and natural gas operations to reduce ozone-precursor emissions. A challenge to the ozone precursor rule is currently pending in New Mexico state court. The EPA has begun adopting and implementing a comprehensive suite of regulations to restrict GHG emissions under existing provisions of the CAA and the recent authority of the IRA. Legislative and regulatory initiatives related to climate change and greenhouse gas emissions could, and in all likelihood would, require us to incur increased operating costs adversely affecting our profits and could adversely affect demand for the oil and natural gas we produce, depressing the prices we receive for oil and natural gas.
In an interpretative guidance on climate change disclosures, the SEC indicated that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland and water availability and quality. If such effects were to occur, there is the potential for our exploration and production operations to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low-lying areas, disruption of our production, less efficient or non-routine operating practices necessitated by climate effects and increased costs for insurance coverage in the aftermath of such effects. Any future exploration and development activities and equipment could also be adversely affected by extreme weather conditions such as hurricanes or freezing temperatures, which may cause a loss of production from temporary cessation of activity from regional power outages or lost or damaged facilities and equipment. Such extreme weather conditions could also impact access to our drilling and production facilities for routine operations, maintenance and repairs and the availability of and our access to, necessary third-party services, such as gathering, processing, compression and transportation services. These constraints and the resulting shortages or high costs could delay or temporarily halt our operations and materially increase our operation and capital costs, which could have a material adverse effect on our business, financial condition and results of operations. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by us or other midstream companies, service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change. In addition, our hydraulic fracturing operations require large amounts of water. See “—Risks Related to our

Operations—If we are unable to acquire adequate supplies of water for our drilling and hydraulic fracturing operations or are unable to dispose of the water we use at a reasonable cost and pursuant to applicable environmental rules, our ability to produce oil and natural gas commercially and in commercial quantities could be impaired.” Should climate change or other drought conditions occur, our ability to obtain water of a sufficient quality and quantity could be impacted and in turn, our ability to perform hydraulic fracturing operations could be restricted or made more costly.
The adoption of legislation or regulatory programs to reduce greenhouse gas emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have a material adverse effect on our business, financial condition and results of operations. Reduced demand for the oil and natural gas that we produce could also have the effect of lowering the value of our reserves. In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain family foundations and sovereign wealth, pension and endowment funds, promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Additionally, the threat of climate change has resulted in increasing political risk in the United States as various policy makers, regulatory agencies and political candidates at the federal, state and local levels have proposed bans of new leases for production of minerals on federal properties and various restrictions on hydraulic fracturing, including its outright prohibition. In January 2021, the Biden administration issued the Biden Administration Federal Lease Orders, limiting the issuance of federal drilling permits and other federal approvals. The BLM indicated that the Lease Sale Litigation and the Social Cost of Carbon Litigation could delay lease sales and the approval of drilling permits. Although some of the restrictions in the Biden Administration Federal Lease Orders have lapsed, the impact of these and similar federal actions remains unclear. Should these or other limitations or prohibitions be imposed or continue to be applied, our oil and natural gas operations on federal lands could be adversely impacted.
President Biden and the Democratic Party, which now controls the U.S. Senate, have identified climate change as a priority, and new executive orders, regulatory action and/or legislation targeting greenhouse gas emissions, promoting energy efficiency or the development and consumption of alternative forms of energy, or prohibiting or restricting oil and natural gas development activities in certain areas, have been and likely will be proposed and/or promulgated during the Biden administration. In addition, the Biden administration has already issued multiple executive orders pertaining to environmental regulations and climate change, including the Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis and the Executive Order on Tackling the Climate Crisis at Home and Abroad. In the latter executive order, President Biden established climate change as a primary foreign policy and national security consideration, affirmed that achieving net-zero greenhouse gas emissions by or before 2050 is a critical priority, affirmed his administration’s desire to establish the United States as a leader in addressing climate change and generally further integrated climate change and environmental justice considerations into government agencies’ decision-making, among other measures. Finally, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against oil and natural gas companies in connection with their greenhouse gas emissions. Should we be targeted by any such litigation or investigations, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the causation of or contribution to the asserted damage, or to other mitigating factors. The ultimate impact of greenhouse gas emissions-related agreements, legislation and measures on our financial performance is highly uncertain because we are unable to predict, for a multitude of individual jurisdictions, the outcome of political decision-making processes and the variables and trade-offs that inevitably occur in connection with such processes.
New climate disclosure rules proposed by the SEC could increase our costs of compliance and adversely impact our business.
On March 21, 2022, the SEC released proposed new rules that would require significantly expanded climate-related disclosures in SEC filings, including certain climate-related risks, climate-related metrics and GHG emissions, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. The proposed rules include certain phase-in compliance dates for disclosure of Scope 1, 2 and 3 GHG emissions. As initially proposed, large accelerated filers such as us would be obligated to disclose Scope 1 and 2 GHG emissions for fiscal year 2023 in the 2024 filing year and disclose Scope 3 GHG emissions for fiscal year 2024 in the 2025 filing year. While we are currently assessing the proposed rule, the final form and substance of the rule is not yet known, and at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. To the extent the rule is finalized as proposed, we could incur significant additional costs relating to the assessment and disclosure of climate-related risks, including costs relating to monitoring, collecting, analyzing and reporting the new metrics and implementing systems and procuring additional internal and external personnel with the requisite skills and expertise to serve those functions. These additional costs or changes in operations could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain investors and lenders restricting or seeking more stringent conditions with respect to their investments in carbon-intensive sectors. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures to be misleading or deficient.
New regulations on all emissions from our operations could cause us to incur significant costs.
In recent years, the EPA issued final rules to subject oil and natural gas operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants programs under the CAA and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured oil and natural gas wells, compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. These rules have required changes to our operations, including the installation of new equipment to control emissions. The EPA finalized a more stringent National Ambient Air Quality Standard (“NAAQS”) for ozone in October 2015. The EPA finished promulgating final area designations under the new standard in 2018, which, to the extent areas in which we operate have been classified as “non-attainment” areas, may result in an increase in costs for emission controls and requirements for additional monitoring and testing, as well as a more cumbersome permitting process. To the extent regions reclassified as non-attainment areas under the lower ozone standard have begun implementing new, more stringent regulations, those regulations could also apply to our or San Mateo’s customers’ operations. Generally, it takes states several years to develop compliance plans for their non-attainment areas. In November 2016, BLM issued final rules relating to the venting, flaring and leaking of natural gas by oil and natural gas producers who operate on federal and Indian lands. The rules were designed to limit routine flaring of natural gas, require the payment of royalties on avoidable natural gas losses and require plans or programs relating to natural gas capture and leak detection and repair. Following litigation, the 2016 Waste Prevention Rule was vacated. However, the August 16, 2022 IRA contains a suite of provisions addressing onshore and offshore oil and natural gas development under Federal leases. Under the authority of the Inflation Reduction Act, on November 30, 2022, BLM proposed new regulations to reduce the waste of natural gas from venting, flaring, and leaks during oil and natural gas production activities on Federal and Indian leases. If not withdrawn or significantly revised, these proposed rules are expected to result in an increase to our operating costs and changes in our operations. In November 2021, the EPA also proposed new NSPS updates and emission guidelines (the “2021 Proposed Methane Rules”) to reduce methane and other pollutants from the oil and gas industry. The EPA issued a supplemental notice of proposed rulemaking on this topic in December 2022 to update, strengthen and expand the 2021 Proposed Methane Rules that would make the proposed requirements more stringent and include sources not previously regulated under the oil and natural gas source category. The EPA has announced that it plans to finalize these rulemakings in 2023. In addition, several states are pursuing similar measures to regulate emissions of methane from new and existing sources within the oil and natural gas source category. As a result of this continued regulatory focus, future federal and state regulations of the oil and natural gas industry remain a possibility and could result in increased compliance costs for our operations.
We may incur significant costs and liabilities resulting from compliance with pipeline safety regulations.
Our pipelines are subject to stringent and complex regulation related to pipeline safety and integrity management. For instance, the Department of Transportation, through PHMSA, has established a series of rules that require pipeline operators to develop and implement integrity management programs for hazardous liquid (including oil) pipeline segments that, in the event of a leak or rupture, could affect high-consequence areas. The Rustler Breaks Oil Pipeline System is subject to such rules. PHMSA also recently finalized rulemaking to expand existing integrity management, reporting and records retention, and safety requirements to certain natural gas transmission lines. Additional action by PHMSA with respect to pipeline integrity management requirements may occur in the future. At this time, we cannot predict the cost of such requirements, but they could be significant. Moreover, violations of pipeline safety regulations can result in the imposition of significant penalties.
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
Our stock price has experienced volatility and could vary significantly as a result of a number of factors. In 2022, our stock price fluctuated between a high of $73.78 and a low of $37.01. In addition, the trading volume of our common stock may continue to fluctuate and cause significant price variations to occur. In the event of a drop in the market price of our common stock, you could lose a substantial part or all of your investment in our common stock. In addition, the stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.
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
•domestic or global health concerns, including the outbreak of contagious or pandemic diseases, such as COVID-19 and its variants;
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
Our directors and executive officers own a significant percentage of our equity, which could give them influence in corporate transactions and other matters, and their interests could differ from other shareholders.
As of February 21, 2023, our directors and executive officers beneficially owned approximately 5.5% of our outstanding common stock. These shareholders could influence or control to some degree the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions. Their influence or control of the Company may have the effect of delaying or preventing a change of control of the Company and may adversely affect the voting and other rights of other shareholders. In addition, due to their ownership interest in our common stock, our directors and executive officers may be able to remain entrenched in their positions.
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
Because of our size, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. As and when we expand our activities, including our midstream business, through San Mateo, Pronto or otherwise, there will be additional demands on our financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the inability to recruit and retain experienced managers, geoscientists, petroleum engineers, landmen, midstream professionals, attorneys and financial and accounting professionals, could have a material adverse effect on our business, financial condition, results of operations and cash flows and our ability to execute our business plan in a timely fashion.
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
It has also been widely reported in the press and elsewhere that businesses have faced a more challenging hiring environment since the onset of the COVID-19 pandemic and the subsequent recovery, which has resulted in increased costs to attract skilled labor, such as higher wages or costs for contractors. We may experience employee turnover or labor shortages if our business requirements, compensation, benefits and/or perquisites are inconsistent with the expectations of current or prospective employees, or if workers pursue employment in fields with less volatility than in the energy industry. If we are unsuccessful in our efforts to attract and retain sufficient qualified personnel on terms acceptable to us, or do so at rates necessary to maintain our competitive position, our business could be adversely affected.
A cyber incident could occur and result in information theft, data corruption, operational disruption or financial loss.
The oil and natural gas industry is dependent on digital technologies to conduct certain exploration, development, production, gathering, processing and financial activities, including technologies that are managed by third-party service providers or other providers to our industry on whom we directly or indirectly rely to help us collect, host or process information. We depend on such digital technology to, among other things, estimate oil and natural gas reserves quantities, plan, execute and analyze drilling, completion, production, gathering, processing and disposal operations, process and record financial and operating data and communicate with employees, shareholders, royalty owners and other third-party industry participants. Industrial control systems, such as our SCADA systems, control important processes and facilities that are critical to our operations.
While we and our third-party service providers commit resources to the design, implementation and monitoring of our information systems, there is no guarantee that these security measures will provide absolute security. Despite these security measures, we may not be able to anticipate, detect or prevent cyberattacks, particularly because the methodologies used by attackers change frequently or may not be recognized until launch, and because attackers are increasingly using technologies designed to circumvent controls and avoid detection. If any of such programs or systems were to fail or create erroneous information in our hardware or software network infrastructure or we were subject to cyberspace breaches, phishing schemes or attacks, possible consequences include financial losses, damage to our reputation and the inability to engage in any of the aforementioned activities. Any such consequence could have a material adverse effect on our business. In addition, any failure of our third-party providers’ computer systems, or those of our customers, suppliers or others with whom we do business, could materially disrupt our ability to operate our business.
While we have experienced certain phishing schemes and efforts to access our network, we have not experienced any material losses due to cyber incidents. However, we may suffer such losses in the future. If our or our third-party providers’ systems for protecting against cyber incidents prove to be insufficient, we could be adversely affected by unauthorized access to proprietary information, which could lead to data corruption, communication interruption, exposure of our or third parties’

confidential or proprietary information, operational disruptions, damage to our reputation or financial loss. Additionally, costs for insurance may also increase as a result of cybersecurity threats, and insurance against losses relating to cyber incidents may become more difficult to obtain.
As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify and further enhance our protective systems or to investigate and remediate any vulnerabilities. In addition, the continuing and evolving threat of cybersecurity attacks has resulted in evolving legal and compliance matters, including increased regulatory focus on prevention, which could lead to increased regulatory compliance costs, insurance coverage cost or capital expenditures. Any failure by us to comply with any additional regulations could result in significant penalties and liability to us, and we cannot predict the potential impact to our business or the energy industry resulting from additional regulations. We may also be subject to regulatory investigations or litigation relating from cybersecurity issues.
Provisions of our certificate of formation, bylaws and Texas law may have anti-takeover effects that could prevent a change in control even if it might be beneficial to our shareholders.
Our certificate of formation and bylaws contain certain provisions that may discourage, delay or prevent a merger or acquisition of the Company or other change in control transaction that our shareholders may consider favorable. These provisions include:
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
We operate in a litigious environment and may be involved in legal proceedings that could have a material adverse effect on our results of operations and financial condition.
Like many oil and natural gas companies, we are from time to time involved in various legal and other proceedings, such as title, royalty or contractual disputes, regulatory compliance matters and personal injury or property damage matters, in the ordinary course of our business. Such legal proceedings are inherently uncertain and their results cannot be predicted. Regardless of the outcome, such proceedings could have a material adverse impact on us because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in our business practices, which could materially and adversely affect our business, operating results and financial condition. Accruals for such liability, penalties or sanctions may be insufficient. Judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.

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

On November 4, 2019, we received a Notice of Violation and Finding of Violation from the EPA and a Notice of Violation from the NMED alleging violations of the CAA and New Mexico State Implementation Plan at certain of our operated locations in New Mexico. We have provided information to the EPA and the NMED and are engaged in discussions regarding a resolution of the alleged violations. We believe it is remote that the resolution of this matter will have a material adverse impact on our financial condition, results of operations or cash flows. Resolution of the matter may result in monetary sanctions of more than $300,000.

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
On February 21, 2023, we had 119,071,975 shares of common stock outstanding held by approximately 325 record holders, excluding shareholders for whom shares are held in “nominee” or “street” name.
Dividends
In February 2022 and April 2022, our Board of Directors declared quarterly cash dividends of $0.05 per share of common stock. In June 2022, the Board amended our dividend policy to increase the quarterly dividend to $0.10 per share of common stock. In July 2022 and October 2022, the Board declared quarterly cash dividends of $0.10 per share of common stock. In December 2022, the Board amended our dividend policy to increase the quarterly dividend to $0.15 per share of common stock for future dividend payments. On February 15, 2023, the Board declared a quarterly cash dividend of $0.15 per share of common stock payable on March 9, 2023 to shareholders of record as of February 27, 2023. We expect that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
Equity Compensation Plan Information
The following table presents the securities authorized for issuance under our equity compensation plans as of December 31, 2022.

Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(1)(2)(3)	1,357,496	$22.92	8,755,116
Equity compensation plans not approved by security holders	—	—	—
Total	1,357,496	$22.92	8,755,116
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
(3)The Matador Resources Company 2022 Employee Stock Purchase Plan (the “ESPP”) was adopted by our Board of Directors in April 2022 and approved by our shareholders on June 10, 2022. For a description of our ESPP, see Note 9 to the consolidated financial statements in this Annual Report.

Share Performance Graph
The following graph compares the cumulative return on a $100 investment in our common stock from December 31, 2017 through December 31, 2022, to that of the cumulative return on a $100 investment in the Russell 2000 Index and the Russell 2000 Energy Index for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed.
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

Comparison of Cumulative Total Return Among
Matador Resources Company, the Russell 2000 Index
and the Russell 2000 Energy Index

200
180
160
140
120
100
80
60
40
20
12/31/17
06/30/18
12/31/18
06/30/19
12/31/19
06/30/20
12/31/20
06/30/21
12/31/21
06/30/22
12/31/22
MTDR
Russell 2000
Russell 2000 Energy

Repurchase of Equity by the Company or Affiliates
During the quarter ended December 31, 2022, the Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
October 1, 2022 to October 31, 2022	388	$66.04	—	—
November 1, 2022 to November 30, 2022	—	—	—	—
December 1, 2022 to December 31, 2022	136	61.46	—	—
Total	524	$64.85	—	—
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results, and the differences can be material. Some of the key factors that could cause actual results to vary from our expectations include changes in oil or natural gas prices, the timing of planned capital expenditures, availability under our Credit Agreement and the San Mateo Credit Facility, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting our oil and natural gas and midstream operations, the condition of the capital markets generally, as well as our ability to access them, the ongoing impact of COVID-19 on oil and natural gas demand, oil and natural gas prices and our business, the proximity to and capacity of gathering, processing and transportation facilities, availability and integration of acquisitions, uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below and elsewhere in this Annual Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Note Regarding Forward-Looking Statements.”
For a comparison of our results of operations for the years ended December 31, 2021 and December 31, 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.
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
2022 Operational Highlights
We began 2022 operating five drilling rigs in the Delaware Basin but contracted a sixth drilling rig during the first quarter of 2022 to begin development of certain acquired assets in the western portion of the Ranger asset area in Lea County, New Mexico. We added a seventh drilling rig in September 2022 and operated seven drilling rigs throughout the remainder of 2022. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. We were able to achieve D/C/E capital expenditures for 2022 of $772.5 million, which was at the low end of our revised estimated range for 2022 D/C/E capital expenditures of $765.0 to $835.0 million as provided on July 26, 2022 and affirmed on October 25, 2022.
During the year ended December 31, 2022, we completed and began producing oil and natural gas from 81 gross (64.5 net) operated and 63 gross (5.4 net) non-operated wells in the Delaware Basin. We did not conduct any operated drilling and completion activities on our leasehold properties in South Texas or Northwest Louisiana during 2022, although we did participate in the drilling and completion of 11 gross (1.0 net) non-operated Haynesville shale wells that began producing in 2022.
Substantially all of our 2022 capital expenditures were directed to (i) the further delineation and development of our leasehold position in the Delaware Basin, (ii) the acquisition, construction, installation and maintenance of midstream assets, (iii) our participation in non-operated wells drilled and completed in the Delaware Basin, with the exception of amounts allocated to limited operations in our South Texas and Haynesville shale positions, including certain non-operated well opportunities, and (iv) the acquisition of additional producing properties, leasehold and mineral interests prospective for the Wolfcamp, Bone Spring and other liquids-rich plays in the Delaware Basin.
Our average daily oil equivalent production for the year ended December 31, 2022 was 105,465 BOE per day, including 60,119 Bbl of oil per day and 272.1 MMcf of natural gas per day, an increase of 22%, as compared to 86,176 BOE per day, including 48,876 Bbl of oil per day and 223.8 MMcf of natural gas per day, for the year ended December 31, 2021. Our average daily oil production in 2022 was 60,119 Bbl of oil per day, an increase of 23%, as compared to 48,876 Bbl of oil per day in 2021. This increase in oil production was primarily a result of our ongoing delineation and development drilling activities in the Delaware Basin, which offset declining oil production in the Eagle Ford shale where we have not turned to sales any new operated wells since the second quarter of 2019. Our average daily natural gas production of 272.1 MMcf per day in 2022, an increase of 22%, as compared to 223.8 MMcf per day in 2021. This increase in natural gas production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin. Oil production comprised 57% of our total production for each of the years ended December 31, 2022 and 2021.
For the year ended December 31, 2022, our oil and natural gas revenues were $2.91 billion, an increase of 71% from oil and natural gas revenues of $1.70 billion for the year ended December 31, 2021. Our oil revenues increased 75% to $2.11 billion, as compared to $1.21 billion for the year ended December 31, 2021. The increase in oil revenues resulted from a significantly higher weighted average realized oil price of $96.32 per Bbl in 2022, as compared to $67.58 per Bbl in 2021, as well as the 23% increase in oil production for the year ended December 31, 2022 noted above. Our natural gas revenues increased 60% to $792.1 million, as compared to $494.9 million for the year ended December 31, 2021. The increase in natural gas revenues resulted from an increase in our weighted average realized natural gas price of $7.98 per Mcf in 2022, as compared to $6.06 per Mcf in 2021, as well as the 22% increase in natural gas production for the year ended December 31, 2022 noted above.
We reported net income attributable to Matador shareholders of approximately $1.21 billion, or $10.11 per diluted common share, on a GAAP basis for the year ended December 31, 2022, as compared to a net income of $585.0 million, or $4.91 per diluted common share, for the year ended December 31, 2021. Adjusted EBITDA for the year ended December 31, 2022 was $2.13 billion, as compared to Adjusted EBITDA of $1.05 billion for the year ended December 31, 2021. Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “Selected Financial Data—Non-GAAP Financial Measures.”
At December 31, 2022, our estimated total proved oil and natural gas reserves were 356.7 million BOE, including 196.3 million Bbl of oil and 962.6 Bcf of natural gas, with a Standardized Measure of $6.98 billion and a PV-10 of $9.13 billion. At December 31, 2021, our estimated total proved oil and natural gas reserves were 323.4 million BOE, including 181.3 million Bbl of oil and 852.5 Bcf of natural gas, with a Standardized Measure of $4.38 billion and a PV-10 of $5.35 billion. Our estimated total proved reserves of 356.7 million BOE at December 31, 2022 represented a 10% year-over-year increase, as compared to 323.4 million BOE at December 31, 2021. Our estimated proved oil reserves were 196.3 million Bbl at December 31, 2022, an increase of 8%, as compared to 181.3 million Bbl at December 31, 2021, and our estimated proved natural gas reserves were 962.6 Bcf at December 31, 2022, an increase of 13%, as compared to 852.5 Bcf at December 31, 2021. Proved oil reserves comprised 55% of our total proved reserves at December 31, 2022, as compared to 56% at December 31, 2021. At December 31, 2022, 62% of our total proved reserves were proved developed reserves, as compared to 60% at December 31, 2021.
Our proved oil and natural gas reserves in the Delaware Basin increased 11% to 346.8 million BOE at December 31, 2022, as compared to 312.0 million BOE at December 31, 2021, primarily as a result of our ongoing delineation and development operations there. At December 31, 2022, approximately 97% of our total proved oil and natural gas reserves were attributable to our properties in the Delaware Basin. Our proved oil reserves in the Delaware Basin increased 9% to 193.5 million Bbl at December 31, 2022, as compared to 177.1 million Bbl at December 31, 2021, and our proved natural gas reserves in the Delaware Basin increased 14% to 919.7 Bcf, as compared to 809.3 Bcf at December 31, 2021. Proved oil reserves comprised 56% of our Delaware Basin total proved reserves at December 31, 2022, as compared to 57% at December 31, 2021.
At both December 31, 2022 and December 31, 2021, these reserves estimates were based on evaluations prepared by our engineering staff and have been audited for their reasonableness and conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers. Standardized Measure represents the present value of estimated future net cash flows from proved reserves, less estimated future development, production, plugging and abandonment costs and income tax expenses, discounted at 10% per annum to reflect the timing of future cash flows. Standardized Measure is not an estimate of the fair market value of our properties. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see “Business—Estimated Proved Reserves.”

2022 Midstream Highlights
On June 30, 2022, our wholly-owned subsidiary acquired the Marlan Processing Plant, three compressor stations and approximately 45 miles of natural gas gathering pipelines in Lea and Eddy Counties, New Mexico as part of the Pronto Acquisition. We assumed certain takeaway capacity on a FERC-regulated natural gas pipeline. As consideration for the business combination, we paid approximately $77.8 million in cash, subject to certain customary post-closing purchase price adjustments.
San Mateo achieved strong operating results in 2022, highlighted by (i) free cash flow generation, (ii) increased midstream services revenues and (iii) increased natural gas gathering and processing volumes, produced water handling volumes and oil gathering and transportation volumes, all as compared to 2021. Volumes for the years ended December 31, 2022 and 2021 do not include the full quantity of volumes that would have otherwise been delivered by certain San Mateo customers subject to minimum volume commitments (although partial deliveries were made in both years), but for which San Mateo recognized revenues during the years ended December 31, 2022 and 2021. San Mateo is owned 51% by us and 49% by our joint venture partner, Five Point.
During 2022, San Mateo closed seven new midstream transactions with oil and natural gas producers and other counterparties in Eddy County, New Mexico, which are expected to generate additional natural gas gathering and processing, oil gathering and transportation and water handling volumes in future periods. A majority of these new opportunities reflect additional business awarded to San Mateo by existing customers, which we believe is indicative of the quality of service San Mateo provides to all of its customers in the Delaware Basin. For example, San Mateo was able to keep its gathering, processing and disposal systems operational throughout the historically prolonged cold weather conditions experienced in New Mexico and Texas during Winter Storm Uri in February 2021.
At December 31, 2022, San Mateo’s midstream system included:
•Natural Gas Assets: 460 MMcf per day of designed natural gas cryogenic processing capacity and approximately 150 miles of natural gas gathering pipelines in Eddy County, New Mexico and Loving County, Texas, including 43 miles of large diameter natural gas gathering lines spanning from the Stateline asset area to the Greater Stebbins Area in Eddy County, New Mexico;
•Oil Assets: Three oil CDPs with over 100,000 Bbl of designed oil throughput capacity and approximately 100 miles of oil gathering and transportation pipelines in Eddy County, New Mexico and Loving County, Texas, as well as a 400,000-acre joint development area with Plains to gather our and other producers’ oil production in Eddy County, New Mexico; and
•Produced Water Assets: 15 commercial salt water disposal wells and associated facilities with designed produced water disposal capacity of 445,000 Bbl per day and approximately 165 miles of produced water gathering pipelines in Eddy County, New Mexico and Loving County, Texas.
2023 Capital Expenditure Budget
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures in 2023. We began 2022 operating five drilling rigs in the Delaware Basin but contracted a sixth drilling rig during the first quarter of 2022 to begin development of certain acquired assets in the western portion of the Ranger asset area in Lea County, New Mexico. We added a seventh drilling rig in September 2022 and operated seven drilling rigs throughout the remainder of 2022. We have built significant optionality into our 2023 drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. Our 2023 estimated capital expenditure budget consists of $1.18 to $1.32 billion for D/C/E capital expenditures, which includes expected D/C/E capital expenditures on acreage acquired in the Advance Acquisition, and $150.0 to $200.0 million for midstream capital expenditures, which reflects our proportionate share of San Mateo’s estimated 2023 capital expenditures as well as the estimated 2023 capital expenditures for other wholly-owned midstream projects, including projects completed by Pronto. Substantially all of these 2023 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities in the Delaware Basin, South Texas and Haynesville shale. Our 2023 Delaware Basin operated drilling program is expected to focus on the continued development of our various asset areas throughout the Delaware Basin, with a continued emphasis on drilling and completing a high percentage of longer horizontal wells in 2023, including 96% with anticipated completed lateral lengths of one mile or greater.

On January 24, 2023, our wholly-owned subsidiary entered into a definitive agreement to acquire Advance from affiliates of EnCap Investments L.P., including certain oil and natural gas producing properties and undeveloped acreage primarily located in Lea County, New Mexico and Ward County, Texas. The consideration for the Advance Acquisition is expected to consist of $1.6 billion in cash, subject to customary closing adjustments, including for working capital and title and environmental defects, plus additional cash consideration of $7.5 million for each month during 2023 in which the average price of crude oil (as defined in the securities purchase agreement) exceeds $85 per barrel. The consummation of the Advance Acquisition is subject to customary closing conditions and is expected to close early in the second quarter of 2023 with an effective date of January 1, 2023.
At December 31, 2022, we had $505.2 million in cash (excluding restricted cash) and $729.4 million in undrawn borrowing capacity under the Credit Agreement (after giving effect to outstanding letters of credit based upon our elected borrowing commitment of $775.0 million). We intend to fund the Advance Acquisition with a combination of cash on hand, free cash flow prior to closing and borrowings under our Credit Agreement, under which we expect to increase our elected commitment in connection with this transaction. Excluding the Advance Acquisition and any other significant acquisitions, we expect to fund our 2023 capital expenditures through a combination of cash on hand, operating cash flows and performance incentives paid to us by Five Point in connection with San Mateo. If capital expenditures were to exceed our operating cash flows in 2023, we expect to fund any excess capital expenditures, including for other significant acquisitions, through borrowings under the Credit Agreement or the San Mateo Credit Facility (assuming availability under such facilities) or through other capital sources, including borrowings under expanded or additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all.
We may divest portions of our non-core assets, particularly in the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana (as we have done in recent years), as well as consider monetizing other assets, such as certain midstream assets and mineral and royalty interests, as value-creating opportunities arise. In addition, we intend to continue evaluating the opportunistic acquisition of producing properties, acreage and mineral interests and midstream assets, principally in the Delaware Basin, during 2023. These monetizations, divestitures and expenditures are opportunity-specific, and purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these 2023 monetizations, divestitures and capital expenditures with any degree of certainty; therefore, we have not provided estimated proceeds related to monetizations or divestitures or estimated capital expenditures related to acquiring producing properties, acreage and mineral interests and midstream assets for 2023.

Revenues
The following table summarizes our revenues and production data for the periods indicated.

	Year Ended December 31,
	2022	2021	2020
Operating Data:
Revenues (in thousands):(1)
Oil	$2,113,606	$1,205,608	$595,507
Natural gas	792,132	494,934	148,954
Total oil and natural gas revenues	2,905,738	1,700,542	744,461
Third-party midstream services revenues	90,606	75,499	64,932
Sales of purchased natural gas	200,355	86,034	41,742
Lease bonus - mineral acreage	—	—	4,062
Realized (loss) gain on derivatives	(157,483)	(220,105)	38,937
Unrealized gain (loss) on derivatives	18,809	21,011	(32,008)
Total revenues	$3,058,025	$1,662,981	$862,126
Net Production Volumes:(1)
Oil (MBbl)	21,943	17,840	15,931
Natural gas (Bcf)	99.3	81.7	69.5
Total oil equivalent (MBOE)(2)	38,495	31,454	27,514
Average daily production (BOE/d)(2)	105,465	86,176	75,175
Average Sales Prices:
Oil, without realized derivatives (per Bbl)	$96.32	$67.58	$37.38
Oil, with realized derivatives (per Bbl)	$92.87	$56.70	$39.83
Natural gas, without realized derivatives (per Mcf)	$7.98	$6.06	$2.14
Natural gas, with realized derivatives (per Mcf)	$7.15	$5.74	$2.14
________________
(1)We report our production volumes in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Revenues associated with NGLs are included with our natural gas revenues.
(2)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

Year Ended December 31, 2022 as Compared to Year Ended December 31, 2021
Oil and natural gas revenues. Our oil and natural gas revenues increased $1.21 billion, or 71%, to $2.91 billion for the year ended December 31, 2022, as compared to $1.70 billion for the year ended December 31, 2021. Our oil revenues increased $908.0 million, or 75%, to $2.11 billion for the year ended December 31, 2022, as compared to $1.21 billion for the year ended December 31, 2021. This increase in oil revenues resulted from a 43% increase in the weighted average oil price realized for the year ended December 31, 2022 to $96.32 per Bbl, as compared to $67.58 per Bbl realized for the year ended December 31, 2021, and the 23% increase in our oil production to 21.9 million Bbl of oil for the year ended December 31, 2022, as compared to 17.8 million Bbl of oil for the year ended December 31, 2021. The increase in oil production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin. Our natural gas revenues increased by $297.2 million, or 60%, to $792.1 million for the year ended December 31, 2022, as compared to $494.9 million for the year ended December 31, 2021. The increase in natural gas revenues was primarily attributable to the 32% increase in the weighted average natural gas price realized for the year ended December 31, 2022 to $7.98 per Mcf, as compared to $6.06 per Mcf realized for the year ended December 31, 2021, and the 22% increase in our natural gas production to 99.3 Bcf for the year ended December 31, 2022, as compared to 81.7 Bcf for the year ended December 31, 2021. The increase in natural gas production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin.
Third-party midstream services revenues. Our third-party midstream services revenues increased $15.1 million, or 20%, to $90.6 million for the year ended December 31, 2022, as compared to $75.5 million for the year ended December 31, 2021. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to (i) an increase in our third-party natural gas gathering, transportation and processing revenues to $45.1 million for the year ended December 31, 2022, which includes $4.4 million associated with operating our Pronto midstream assets that were purchased on June 30, 2022 as part of the Pronto Acquisition, as compared to $37.6 million for the year ended December 31, 2021, and (ii) an increase in third-party produced water disposal revenues to $35.6 million for the year ended December 31, 2022, as compared to $27.6 million for the year ended December 31, 2021.

Sales of purchased natural gas. Our sales of purchased natural gas increased $114.3 million, or 133%, to $200.4 million for the year ended December 31, 2022, as compared to $86.0 million for the year ended December 31, 2021. This increase was primarily the result of the increase in realized natural gas prices and an increase in natural gas volumes sold during the year ended December 31, 2022. Sales of purchased natural gas primarily reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at Pronto’s Marlan Processing Plant or San Mateo’s Black River Processing Plant and subsequently sell the residue gas and NGLs to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our consolidated statements of operations.
Realized (loss) gain on derivatives. Our realized net loss on derivatives was $157.5 million for the year ended December 31, 2022, as compared to a realized net loss of approximately $220.1 million for the year ended December 31, 2021. We realized a net loss of $73.9 million related to our oil costless collar for the year ended December 31, 2022, resulting primarily from oil prices that were above the ceiling prices of certain of our oil costless collar contracts and above the strike price of certain of our oil swap contracts. We also realized a net loss of approximately $81.7 million related to our natural gas costless collar contracts for the year ended December 31, 2022, resulting primarily from natural gas prices that were above the ceiling prices of certain of our natural gas costless collar contracts. We realized a net gain of $1.9 million from our oil basis swap contracts for the year ended December 31, 2022, resulting from oil basis prices that were lower than the fixed prices of certain of our oil basis swap contracts. We realized a net loss of $197.5 million related to our oil costless collar and swap contracts for the year ended December 31, 2021, resulting primarily from oil prices that were above the ceiling prices of certain of our oil costless collar contracts and above the strike price of certain of our oil swap contracts. We also realized a net loss of approximately $26.1 million related to our natural gas costless collar contracts for the year ended December 31, 2021, resulting primarily from natural gas prices that were above the ceiling prices of certain of our natural gas costless collar contracts. We realized a net gain of $3.5 million from our oil basis swap contracts for the year ended December 31, 2021, resulting from oil basis prices that were lower than the fixed prices of certain of our oil basis swap contracts. We realized an average loss on our oil derivatives of approximately $3.45 per Bbl of oil produced during the year ended December 31, 2022, as compared to an average loss of $10.88 per Bbl of oil produced during the year ended December 31, 2021. We realized an average gain on our natural gas derivatives of approximately $0.83 per Mcf of natural gas produced during the year ended December 31, 2022, as compared to an average loss on our natural gas derivatives of approximately $0.32 per Mcf of natural gas produced during the year ended December 31, 2021. Our total oil volumes hedged represented 42% and 61% of our total oil production for the years ended December 31, 2022 and 2021, respectively. Our total natural gas volumes hedged represented 61% and 62% of our total natural gas production the years ended December 31, 2022 and 2021, respectively.
Unrealized gain (loss) on derivatives. Our unrealized gain on derivatives was approximately $18.8 million for the year ended December 31, 2022, as compared to an unrealized gain of $21.0 million for the year ended December 31, 2021. During the year ended December 31, 2022, the aggregate net fair value of our open oil and natural gas derivatives and oil basis swap contracts changed from a net liability of approximately $14.9 million to an asset of approximately $3.9 million, resulting in an unrealized gain on derivatives of approximately $18.8 million for the year ended December 31, 2022. During the year ended December 31, 2021, the aggregate net fair value of our open oil and natural gas derivative and oil basis swap contracts decreased from a net liability of approximately $35.9 million to a net liability of approximately $14.9 million, resulting in an unrealized gain on derivatives of approximately $21.0 million for the year ended December 31, 2021.

Expenses

    The following table summarizes our operating expenses and other income (expense) for the periods indicated.

	Year Ended December 31,
	2022	2021	2020
(In thousands, except expenses per BOE)
Expenses:
Production taxes, transportation and processing	$282,193	$178,987	$93,338
Lease operating	157,105	108,964	104,953
Plant and other midstream services operating	95,522	61,459	41,500
Purchased natural gas	178,937	77,126	32,734
Depletion, depreciation and amortization	466,348	344,905	361,831
Accretion of asset retirement obligations	2,421	2,068	1,948
Full-cost ceiling impairment	—	—	684,743
General and administrative	116,229	96,396	62,578
Total expenses	1,298,755	869,905	1,383,625
Operating income (loss)	1,759,270	793,076	(521,499)
Other income (expense):
Net loss on asset sales and inventory impairment	(1,311)	(331)	(2,832)
Interest expense	(67,164)	(74,687)	(76,692)
Other (expense) income	(5,121)	(2,712)	1,864
Total other (expense) income	(73,596)	(77,730)	(77,660)
Income (loss) before income taxes	1,685,674	715,346	(599,159)
Income tax provision (benefit)
Current	54,877	—	—
Deferred	344,480	74,710	(45,599)
Total income tax provision (benefit)	399,357	74,710	(45,599)
Net income attributable to non-controlling interest in subsidiaries	(72,111)	(55,668)	(39,645)
Net income (loss) attributable to Matador Resources Company shareholders	$1,214,206	$584,968	$(593,205)
Expenses per BOE:
Production taxes, transportation and processing	$7.33	$5.69	$3.39
Lease operating	$4.08	$3.46	$3.81
Plant and other midstream services operating	$2.48	$1.95	$1.51
Depletion, depreciation and amortization	$12.11	$10.97	$13.15
General and administrative	$3.02	$3.06	$2.27
Year Ended December 31, 2022 as Compared to Year Ended December 31, 2021
Production taxes, transportation and processing. Our production taxes and transportation and processing expenses increased $103.2 million, or 58%, to $282.2 million for the year ended December 31, 2022, as compared to $179.0 million for the year ended December 31, 2021. On a unit-of-production basis, our production taxes and transportation and processing expenses increased 29% to $7.33 per BOE for the year ended December 31, 2022, as compared to $5.69 per BOE for the year ended December 31, 2021. These increases were primarily attributable to the $93.0 million increase in our production taxes to $222.9 million for the year ended December 31, 2022, as compared to $129.8 million for the year ended December 31, 2021, resulting from the $1.21 billion increase in oil and natural gas revenues for the year ended December 31, 2022, as compared to the year ended December 31, 2021, and the $10.2 million increase in transportation and processing expenses to $59.3 million for the year ended December 31, 2022, as compared to $49.2 million for the year ended December 31, 2021, primarily resulting from the 22% increase in total oil equivalent production between the respective periods.
Lease operating expenses. Our lease operating expenses increased $48.1 million, or 44%, to $157.1 million for the year ended December 31, 2022, as compared to $109.0 million for the year ended December 31, 2021. On a unit-of-production basis, our lease operating expenses increased 18% to $4.08 per BOE for the year ended December 31, 2022, as compared to $3.46 per BOE for the year ended December 31, 2021. These increases in our lease operating expenses for the year ended December 31, 2022 were primarily attributable to the increased number of wells being operated by us and other operators (where we own a working interest) and to operating cost inflation during the year-ended December 31, 2022, as compared to the year ended December 31, 2021.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $34.1 million, or 55%, to $95.5 million for the year ended December 31, 2022, as compared to $61.5 million for the year ended

December 31, 2021. This increase was primarily attributable to increased throughput volumes at San Mateo from Matador and other San Mateo customers, which resulted in (i) increased expenses associated with our commercial produced water disposal operations of $46.5 million for the year ended December 31, 2022, as compared to $30.8 million for the year ended December 31, 2021, (ii) increased expenses associated with our expanded pipeline operations of $28.0 million for the year ended December 31, 2022, as compared to $17.5 million for the year ended December 31, 2021, and (iii) increased expenses associated with operating the Black River Processing Plant of $15.8 million for the year ended December 31, 2022, as compared to $13.1 million for the year ended December 31, 2021. In addition, $5.2 million for the year ended December 31, 2022 was associated with operating our Pronto midstream assets, which were purchased on June 30, 2022 as part of the Pronto Acquisition.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $121.4 million, or 35%, to $466.3 million for the year ended December 31, 2022, as compared to $344.9 million for the year ended December 31, 2021, primarily as a result of the 22% increase in our total oil equivalent production between the respective periods. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 10% to $12.11 per BOE for the year ended December 31, 2022, as compared to $10.97 per BOE for the year ended December 31, 2021, primarily as a result of the increase in actual costs and estimated future costs to drill, complete and equip our wells between the two periods.
General and administrative. Our general and administrative expenses increased $19.8 million, or 21%, to $116.2 million for the year ended December 31, 2022, as compared to $96.4 million for the year ended December 31, 2021, primarily due to increased compensation expenses for our existing employees as well as the addition of new employees to support the continued growth in our land, geoscience, drilling, completion, production, midstream and administration functions. While our general and administrative expenses increased 21% on an absolute basis, our general and administrative expenses on a unit-of-production basis decreased 1% to $3.02 per BOE for the year ended December 31, 2022, as compared to $3.06 per BOE for the year ended December 31, 2021, primarily as a result of the 22% increase in our total oil equivalent production between the two periods.
Interest expense. For the year ended December 31, 2022, we incurred total interest expense of approximately $77.2 million. We capitalized approximately $10.1 million of our interest expense on certain qualifying projects for the year ended December 31, 2022 and expensed the remaining $67.2 million to operations. For the year ended December 31, 2021, we incurred total interest expense of approximately $79.5 million. We capitalized $4.8 million of our interest expense on certain qualifying projects for the year ended December 31, 2021 and expensed the remaining $74.7 million to operations.
Total income tax provision (benefit). As a result of the full-cost ceiling impairments recorded during 2020, we recognized a valuation allowance against our federal net deferred tax assets as of September 30, 2020. Due to a variety of factors, including our significant net income during 2021, our federal valuation allowance was reversed in the third quarter of 2021. As a result, we recorded a deferred income tax provision of $74.7 million for the year ended December 31, 2021. Our effective tax rate was 11% for the year ended December 31, 2021, which differed from amounts computed by applying the U.S. federal statutory rate to the pre-tax income due to reversing the valuation allowance against our U.S. federal net deferred tax assets, differences between book and taxable income and state taxes, primarily in New Mexico. We recorded a total income tax provision of $399.4 million for the year ended December 31, 2022. Our effective tax rate was 25% for the year ended December 31, 2022, which differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico.
Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue to be during 2023 and for the foreseeable future, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. In January 2023, we announced the Advance Acquisition. We intend to fund the Advance Acquisition with a combination of cash on hand, free cash flow prior to closing and borrowings under our Credit Agreement, under which we expect to increase our elected commitment in connection with this transaction. Excluding the Advance Acquisition and any other significant acquisitions, we expect to fund our 2023 capital expenditures through a combination of cash on hand, operating cash flows and performance incentives paid to us by Five Point in connection with San Mateo. If capital expenditures were to exceed our operating cash flows in 2023, we expect to fund any excess capital expenditures, including for other significant acquisitions, through borrowings under the Credit Agreement or the San Mateo Credit Facility (assuming availability under such facilities) or through other capital sources, including borrowings under expanded or additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to generate operating cash flows and access outside sources of capital.

At December 31, 2022, we had cash totaling $505.2 million and restricted cash totaling $42.2 million, which was primarily associated with San Mateo. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries.
At December 31, 2022, we had (i) $699.2 million of outstanding 5.875% senior notes due September 2026 (the “Notes”), (ii) no borrowings outstanding under the Credit Agreement and (iii) approximately $45.6 million in outstanding letters of credit issued pursuant to the Credit Agreement. During the first quarter of 2022, our approximately $7.5 million unsecured U.S. Small Business Administration loan, which was issued through Iberiabank in April 2020 as part of the Paycheck Protection Program, was forgiven in full under the terms of the loan agreement and recorded as a gain on the extinguishment of debt within “Other expense” on the consolidated statement of operations. During the year ended December 31, 2022, we repurchased an aggregate principal amount of $350.8 million of our Notes for $344.3 million.
In April 2022, the lenders under the Credit Agreement completed their review of our proved oil and natural gas reserves, and, as a result, the borrowing base was increased from $1.35 billion to $2.00 billion, the borrowing commitment was increased from $700.0 million to $775.0 million and the maximum facility amount remained $1.50 billion. In addition, the terms of the Credit Agreement were amended to increase the sublimit for issuances of letters of credit under the Credit Agreement from $50 million to $100 million and replace the London Interbank Offered Rate (“LIBOR”) interest rate benchmark with an Adjusted Term SOFR (as defined in the Credit Agreement) interest rate benchmark. This April 2022 redetermination constituted the regularly scheduled May 1 redetermination. In November 2022, the lenders completed their review of the our proved oil and natural gas reserves, and, as a result, the borrowing base was increased from $2.00 billion to $2.25 billion. We elected to keep the borrowing commitment at $775.0 million, and the maximum facility amount remained $1.50 billion. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected commitment (subject to compliance with the covenants noted below). The Credit Agreement requires us to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities under the Credit Agreement, of not less than 1.0 to 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $75 million of unrestricted cash and cash equivalents) divided by a rolling four quarter EBITDA calculation, of 3.50 to 1.0 or less at the end of each fiscal quarter. We believe that we were in compliance with the terms of the Credit Agreement at December 31, 2022.
At December 31, 2022, San Mateo had $465.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. In December 2022, the lenders under the San Mateo Credit Facility extended the maturity of the facility from December 19, 2023 to December 9, 2026 and increased the lender commitments from $450.0 million to $485.0 million. In addition, the lenders agreed to refresh the San Mateo Credit Facility’s accordion feature, which could expand lender commitments to up to $735.0 million. The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries, but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. We believe that San Mateo was in compliance with the terms of the San Mateo Credit Facility at December 31, 2022. Between December 31, 2022 and February 21, 2023, we repaid an additional $30.0 million of borrowings outstanding under the San Mateo Credit Facility.
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures in 2023. We began 2023 operating seven contracted drilling rigs in the Delaware Basin. Upon the consummation of the Advance Acquisition, which we anticipate to occur in the second quarter of 2023, we expect to operate the drilling rig that Advance was operating during the first quarter of 2023, bringing our total contracted drilling rigs to eight. We expect to operate eight contracted drilling rigs for the remainder of 2023. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. Our 2023 estimated capital expenditure budget consists of $1.18 to $1.32 billion for D/C/E capital expenditures, which includes expected D/C/E capital expenditures on acreage acquired in the Advance Acquisition, and $150.0 to $200.0 million for midstream capital expenditures, which reflects our proportionate share of San Mateo’s estimated 2023 capital expenditures as well as the estimated 2023 capital expenditures for other wholly-owned midstream projects, including projects completed by Pronto. Substantially all of these 2023 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities in the Delaware Basin, South Texas and Haynesville shale. Our 2023 Delaware Basin operated drilling program is expected to focus on the continued development of our various asset areas throughout the Delaware Basin, with a continued emphasis on drilling and completing a high percentage of longer horizontal wells in 2023, including 96% with anticipated completed lateral lengths of greater than one mile.
We may divest portions of our non-core assets, particularly in the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana (as we have done in recent years), as well as consider monetizing other assets, such as certain midstream assets and mineral and royalty interests, as value-creating opportunities arise. In addition, we intend to continue evaluating the opportunistic acquisition of producing properties, acreage and mineral interests and midstream assets, principally in the Delaware Basin, during 2023. These monetizations, divestitures and expenditures are opportunity-specific, and purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these 2023 monetizations, divestitures and capital expenditures with any degree of certainty; therefore, we have not provided estimated proceeds related to monetizations or divestitures or estimated capital expenditures related to acquiring producing properties, acreage and mineral interests and midstream assets for 2023.
Our 2023 capital expenditures may be adjusted as business conditions warrant and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated or non-operated wells, our drilling results, the actual costs and scope of our midstream activities, the ability of our joint venture partners to meet their capital obligations, other opportunities that may become available to us and our ability to obtain capital. When oil or natural gas prices decline, or costs increase significantly, we have the flexibility to defer a significant portion of our capital expenditures until later periods to conserve cash or to focus on projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling, completion and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in our exploration and development activities, contractual obligations, drilling plans for properties we do not operate and other factors both within and outside our control.
Exploration and development activities are subject to a number of risks and uncertainties, which could cause these activities to be less successful than we anticipate. A significant portion of our anticipated cash flows from operations for 2023 is expected to come from producing wells and development activities on currently proved properties in the Wolfcamp and Bone Spring plays in the Delaware Basin, the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana. Our existing wells may not produce at the levels we are forecasting and our exploration and development activities in these areas may not be as successful as we anticipate. Additionally, our anticipated cash flows from operations are based upon current expectations of oil and natural gas prices for 2023 and the hedges we currently have in place. For a discussion of our expectations of such commodity prices, see “—General Outlook and Trends” below. We use commodity derivative financial instruments at times to mitigate our exposure to fluctuations in oil, natural gas and NGL prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices. See Note 12 to the consolidated financial statements in this Annual Report for a summary of our open derivative financial instruments at December 31, 2022. See “Risk Factors—Risks Related to our Financial Condition—Our exploration, development, exploitation and midstream projects require substantial capital expenditures that may exceed our cash flows from operations and potential borrowings, and we may be unable to obtain needed capital on satisfactory terms, which could adversely affect our future growth,” “Risk Factors—Risks Related to our Operations—Drilling for and producing oil and natural gas are highly speculative and involve a high degree of operational and financial risk, with many uncertainties that could adversely affect our business,” “Risk Factors—Risks Related to our Operations—Our identified drilling locations are scheduled over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling” and “Risk Factors—Risks Related to Laws and Regulations—Approximately 31% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands.”

Our cash flows for the years ended December 31, 2022, 2021 and 2020 are presented below.

	Year Ended December 31,
	2022	2021	2020
(In thousands)
Net cash provided by operating activities	$1,978,739	$1,053,355	$477,582
Net cash used in investing activities	(1,037,477)	(729,265)	(775,666)
Net cash (used in) provided by financing activities	(480,852)	(328,553)	324,339
Net change in cash	$460,410	$(4,463)	$26,255
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$2,127,156	$1,051,973	$519,277
__________________
(1)Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “—Non-GAAP Financial Measures” below.
Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased by $925.4 million to $1.98 billion for the year ended December 31, 2022, as compared to net cash provided by operating activities of $1.05 billion for the year ended December 31, 2021. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased to $2.10 billion for the year ended December 31, 2022 from $1.05 billion for the year ended December 31, 2021. This increase was primarily attributable to significantly higher realized oil and natural gas prices for the year ended December 31, 2022, as compared to the year ended December 31, 2021, as well as the 22% increase in total oil equivalent production during 2022, as compared to 2021. Changes in our operating assets and liabilities between December 31, 2021 and December 31, 2022 resulted in a net decrease of approximately $117.0 million in net cash provided by operating activities for the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Our operating cash flows are sensitive to a number of variables, including changes in our production and the volatility of oil and natural gas prices between reporting periods. Regional and worldwide economic activity, the actions of OPEC+ and other large state-controlled oil producers, weather, infrastructure capacity to reach markets and other variable factors significantly impact the prices of oil and natural gas. For example, the effects of COVID-19 and the corresponding decline in oil demand significantly impacted the prices we received for our oil production in recent periods, particularly in 2020. These factors are beyond our control and are difficult to predict. From time to time, we use commodity derivative financial instruments to mitigate our exposure to fluctuations in oil, natural gas and NGL prices. For additional information on the impact of changing prices on our financial condition, see “Quantitative and Qualitative Disclosures About Market Risk.” See also “Risk Factors—Risks Related to Our Financial Condition—Our success is dependent on the prices of oil, natural gas and NGLs. Low oil, natural gas and NGL prices and the continued volatility in these prices may adversely affect our financial condition and our ability to meet our capital expenditure requirements and financial obligations.”
Cash Flows Used in Investing Activities
Net cash used in investing activities increased by $308.2 million to $1.04 billion for the year ended December 31, 2022 from $729.3 million for the year ended December 31, 2021. This increase in net cash used in investing activities was primarily attributable an increase of $340.7 million in D/C/E capital expenditures as compared to the year ended December 31, 2021 and the Pronto Acquisition for $75.8 million. These increases were partially offset by an $83.5 million decrease in acquisitions of oil and natural gas properties and a $42.3 million increase in proceeds from the sale of primarily non-core oil and natural gas assets. Cash used for D/C/E capital expenditures for the year ended December 31, 2022 was primarily attributable to our operated and non-operated drilling and completion activities in the Delaware Basin.
Cash Flows (Used in) Provided by Financing Activities
Net cash used in financing activities increased by $152.3 million to $480.9 million for the year ended December 31, 2022, as compared to $328.6 million for the year ended December 31, 2021. The net cash used in financing activities for the year ended December 31, 2022 was primarily attributable to (i) the repurchase of an aggregate principal amount of $350.8 million of the Notes for $344.3 million, (ii) net repayments under our Credit Agreement of $100.0 million, (iii) net borrowings under the San Mateo Credit Facility of $80.0 million, (iv) net distributions related to non-controlling interest owners of less-than-wholly-owned subsidiaries of $57.7 million and (v) dividends paid of $35.2 million.
See Note 7 to the consolidated financial statements in this Annual Report for a summary of our debt, including the Credit Agreement, the San Mateo Credit Facility and the Notes.
Guarantor Financial Information

The Notes are jointly and severally guaranteed by certain subsidiaries of Matador (the “Guarantor Subsidiaries”) on a full and unconditional basis (except for customary release provisions). At December 31, 2022, the Guarantor Subsidiaries were each 100% owned by Matador. Matador is a parent holding company and has no independent assets or operations, and there are no significant restrictions on the ability of Matador to obtain funds from the Guarantor Subsidiaries by dividend or loan. Neither San Mateo nor Pronto is a guarantor of the Notes.
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

(in thousands)
Summarized Balance Sheet	December 31, 2022
Assets
Current assets	$991,280
Net property and equipment	$3,491,834
Other long-term assets	$73,561
Liabilities
Current liabilities	$559,087
Long-term debt	$695,245
Other long-term liabilities	$496,425

(in thousands)	Year Ended
Summarized Statement of Operations	December 31, 2022
Revenues	$2,080,396
Expenses	1,271,359
Operating income	$809,037
Other expense	(55,935)
Tax provision	(399,357)
Net income	$353,745
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

	Year Ended December 31,
	2022	2021	2020
(In thousands)
Unaudited Adjusted EBITDA Reconciliation to Net Income (Loss):
Net income (loss) attributable to Matador Resources Company shareholders	$1,214,206	$584,968	$(593,205)
Net income attributable to non-controlling interest in subsidiaries	72,111	55,668	39,645
Net income (loss)	1,286,317	640,636	(553,560)
Interest expense	67,164	74,687	76,692
Total income tax provision (benefit)	399,357	74,710	(45,599)
Depletion, depreciation and amortization	466,348	344,905	361,831
Accretion of asset retirement obligations	2,421	2,068	1,948
Full-cost ceiling impairment	—	—	684,743
Unrealized (gain) loss on derivatives	(18,809)	(21,011)	32,008
Non-cash stock-based compensation expense	15,123	9,039	13,625
Net loss on asset sales and impairment	1,311	331	2,832
Expense related to contingent consideration and other	4,926	1,485	—
Consolidated Adjusted EBITDA	2,224,158	1,126,850	574,520
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(97,002)	(74,877)	(55,243)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$2,127,156	$1,051,973	$519,277

	Year Ended December 31,
	2022	2021	2020
(In thousands)
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$1,978,739	$1,053,355	$477,582
Net change in operating assets and liabilities	117,935	982	23,078
Interest expense, net of non-cash portion	63,064	71,028	73,860
Current income tax provision	54,877	—	—
Expense related to contingent consideration and other	9,543	1,485	—
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(97,002)	(74,877)	(55,243)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$2,127,156	$1,051,973	$519,277
For the year ended December 31, 2022, we reported net income attributable to Matador shareholders of $1.21 billion, as compared to $585.0 million for the year ended December 31, 2021. This increase primarily resulted from significantly higher realized oil and natural gas prices and higher oil and natural gas production, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. These increases were partially offset by an increase in operating expenses, depletion, depreciation and amortization and income tax expense between the two periods.
Adjusted EBITDA, a non-GAAP financial measure, increased $1.08 billion to $2.13 billion for the year ended December 31, 2022, as compared to $1.05 billion for the year ended December 31, 2021. This increase was primarily attributable to the significantly higher realized oil and natural gas prices and higher oil and natural gas production noted above for the year ended December 31, 2022, as compared to the year ended December 31, 2021. These increases were partially offset by an increase in operating expenses between the two periods.
Off-Balance Sheet Arrangements
 From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2022, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) firm gathering, transportation, processing, fractionation, sales and disposal commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 14 to the consolidated financial statements in this Annual Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.

Obligations and Commitments
We had the following material contractual obligations and commitments at December 31, 2022.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(In thousands)
Contractual Obligations:
Borrowings, including letters of credit(1)	$519,572	$—	$—	$519,572	$—
Senior unsecured notes(2)	699,191	—	—	699,191	—
Office leases	14,373	4,242	8,671	1,460	—
Non-operated drilling commitments(3)	25,992	25,992	—	—	—
Drilling rig contracts(4)	17,703	17,703	—	—	—
Asset retirement obligations(5)	53,741	756	5,199	1,889	45,897
Transportation, gathering, processing and disposal agreements with non-affiliates(6)	541,085	70,648	142,424	131,083	196,930
Transportation, gathering, processing and disposal agreements with San Mateo(7)	291,979	1,773	182,740	107,466	—
Midstream compressor contracts(8)	29,833	29,833	—	—	—
Total contractual cash obligations	$2,193,469	$150,947	$339,034	$1,460,661	$242,827
__________________
(1)The amounts included in the table above represent principal maturities only. At December 31, 2022, we had no borrowings outstanding under the Credit Agreement and approximately $45.6 million in outstanding letters of credit issued pursuant to the Credit Agreement. The Credit Agreement matures in October 31, 2026. At December 31, 2022 San Mateo had $465.0 million of borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures December 9, 2026. Assuming the amounts outstanding and interest rate of 6.68% for the San Mateo Credit Facility at December 31, 2022, the interest expense for such facilities is expected to be approximately $31.5 million each year until maturity.
(2)The amounts included in the table above represent principal maturities only. Interest expense on the $699.2 million of Notes that were outstanding as of December 31, 2022 is expected to be approximately $41.1 million each year until maturity.
(3)At December 31, 2022, we had outstanding commitments to participate in the drilling and completion of various non-operated wells.
(4)We do not own or operate our own drilling rigs, but instead we enter into contracts with third parties for such drilling rigs. See Note 14 to the consolidated financial statements in this Annual Report for more information regarding these contractual commitments.
(5)The amounts included in the table above represent discounted cash flow estimates for future asset retirement obligations at December 31, 2022.
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
(7)We dedicated to San Mateo our current and certain future leasehold interests in the Rustler Breaks and Wolf asset areas and the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, we dedicated to San Mateo our current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements. See Note 14 to the consolidated financial statements in this Annual Report for more information regarding these contractual commitments.
(8)At December 31, 2022, we had outstanding commitments to purchase 12 compressors to be utilized in San Mateo and Pronto operations.

General Outlook and Trends
Our business success and financial results are dependent on many factors beyond our control, such as economic, political and regulatory developments, as well as competition from other sources of energy. Commodity price volatility, in particular, is a significant risk to our business, cash flows and results of operations. Commodity prices are affected by changes in market supply and demand, which are impacted by overall economic activity, the ongoing military conflict between Russia and Ukraine as well as political instability in China and the Middle East, the actions of OPEC+, the ongoing impact of COVID-19 and its variants, weather, pipeline capacity constraints, inventory storage levels, oil and natural gas price differentials and other factors.
The prices we receive for oil, natural gas and NGLs heavily influence our revenues, profitability, cash flow available for capital expenditures, the repayment of debt and the payment of cash dividends, if any, access to capital, borrowing capacity under our Credit Agreement and future rate of growth. Oil, natural gas and NGL prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil, natural gas and NGLs have been volatile, and these markets will likely continue to be volatile in the future. Declines in oil, natural gas or NGL prices not only reduce our revenues, but could also reduce the amount of oil, natural gas and NGLs we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations, cash flows and reserves and our ability to comply with the financial covenants under our Credit Agreement. See “Risk Factors—Risks Related to our Financial Condition—Our success is dependent on the prices of oil, natural gas and NGLs. Low oil, natural gas and NGL prices and the continued volatility in these prices may adversely affect our financial condition and our ability to meet our capital expenditure requirements and financial obligations.”
During the years ended December 31, 2021 and 2022 and through February 21, 2023, the oil and natural gas industry experienced continued improvement in commodity prices, as compared to 2020, primarily resulting from (i) improvements in oil demand as the impact from COVID-19 subsided, (ii) actions taken by OPEC+ to moderate the worldwide supply of oil and (iii) changes in supply and demand dynamics, particularly with respect to the ongoing military conflict between Russia and Ukraine. While oil and natural gas prices improved significantly in 2021, 2022 and early 2023, the general outlook for the oil and natural gas industry for the remainder of 2023 remains unclear, and we can provide no assurances that commodity prices will remain at current levels or increase further. In fact, commodity prices may decline from their current levels, particularly in response to the spread of new variants, if any, of COVID-19, the actions of OPEC+ and other governmental authorities and state-controlled oil companies to increase the global oil supply and milder weather conditions, among other factors. See “Risk Factors—Risks Related to our Financial Condition—Our success is dependent on the prices of oil, natural gas and NGLs. Low oil, natural gas and NGL prices and the continued volatility in these prices may adversely affect our financial condition and our ability to meet our capital expenditure requirements and financial obligations” in this Annual Report. The economic disruptions associated with COVID-19 and its variants, the ongoing military conflict between Russia and Ukraine and the volatility in oil and natural gas prices have also impacted our ability to access the capital markets on reasonably similar terms as were available prior to 2020.
For the year ended December 31, 2022, oil prices averaged $94.33 per Bbl, as compared to $68.11 per Bbl in 2021, ranging from a high of $123.70 per Bbl in early March to a low of $71.02 per Bbl in early December, based upon the WTI oil futures contract price for the earliest delivery date. We realized a weighted average oil price of $96.32 per Bbl ($92.87 per Bbl including realized losses from oil derivatives) for our oil production for the year ended December 31, 2022, as compared to $67.58 per Bbl ($56.70 per Bbl including realized losses from oil derivatives) for the year ended December 31, 2021. At February 21, 2023, the WTI oil futures contract price for the earliest delivery date had decreased from year-end 2022, closing at $76.16 per Bbl, and was also lower compared to $91.07 per Bbl on February 18, 2022.
Natural gas prices also increased significantly during 2022. For the year ended December 31, 2022, natural gas prices averaged $6.54 per MMBtu, as compared to $3.71 per MMBtu in 2021, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. During 2022, natural gas prices ranged from a low of $3.72 per MMBtu in early January to a high of $9.68 per MMBtu in mid-August. As a result of milder-than-expected winter weather, natural gas prices declined over the course of the fourth quarter of 2022, finishing the year at $4.48 per MMBtu. We realized a weighted average natural gas price of $7.98 per Mcf ($7.15 per Mcf including realized losses from natural gas derivatives) for our natural gas production for the year ended December 31, 2022, as compared to $6.06 per Mcf ($5.74 per Mcf including realized losses from natural gas derivatives) for the year ended December 31, 2021. As a two-stream reporter, the revenues associated with our NGL production are included in the weighted average natural gas price. At February 21, 2023, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had decreased from year-end 2022, closing at $2.31 per MMBtu, and was also lower as compared to $4.43 per MMBtu at February 18, 2022.
From time to time, we use derivative financial instruments to mitigate our exposure to commodity price risk associated with oil, natural gas and NGL prices. Even so, decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. This, in turn, may affect the liquidity that can be accessed through the borrowing base under the Credit Agreement and through the capital markets. During year ended December 31, 2022, we incurred realized losses on our oil and natural gas derivative contracts of approximately $157.5 million, primarily as a result of oil and natural gas prices that were above the ceiling prices of certain of our oil and natural gas costless collar contracts and above the strike price of certain oil basis swap contracts. At December 31, 2022, almost all of the derivative contracts we had in place that contributed to these realized losses on derivatives in 2022 had expired. At February 21, 2023, given current oil and natural gas prices and the oil and natural gas derivative contracts we have in place, we do not anticipate losses of such magnitude from our derivative contracts in 2023, although there may be periods where we realize losses from derivatives. At December 31, 2022, we had natural gas costless collar contracts in place for approximately 2.4 million MMBtu.
The prices we receive for oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the WTI oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At December 31, 2022, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and a significant portion of our natural gas production from the Delaware Basin was sold based on Houston Ship Channel pricing, while the remainder of our Delaware Basin natural gas production was sold primarily based on prices established at the Waha hub in far West Texas.
The Midland-Cushing (Oklahoma) oil price differential has been highly volatile in recent years. At February 21, 2023, this oil price differential was approximately +$2.17 per Bbl. At February 21, 2023, we had no derivative contracts in place to mitigate our exposure to this Midland-Cushing (Oklahoma) oil price differential for 2023.
Certain volumes of our Delaware Basin natural gas production are exposed to the Waha-Henry Hub basis differential, which has also been highly volatile in recent years. In early 2022, concerns about natural gas pipeline takeaway capacity out of the Delaware Basin, particularly beginning in the latter half of 2022, began to increase. As a result, the Waha basis differential began to widen, and, at February 21, 2023, this natural gas price differential was approximately ($0.70) per MMBtu. A significant portion of our Delaware Basin natural gas production, however, is sold at Houston Ship Channel pricing and is not exposed to Waha pricing. During 2021 and 2022, we typically realized a premium to natural gas sold at the Waha hub despite higher transportation charges incurred to transport the natural gas to the Gulf Coast. At certain times, we may also sell a portion of our natural gas production into other markets to improve our realized natural gas pricing. Further, approximately 10% of our reported natural gas production for the year ended December 31, 2022 was attributable to the Haynesville and Eagle Ford shale plays, which are not exposed to Waha pricing. In addition, as a two-stream reporter, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
As of February 21, 2023, we had not experienced material pipeline-related interruptions to our oil, natural gas or NGL production. In certain recent periods, shortages of NGL fractionation capacity were experienced by certain operators in the Delaware Basin. Although we did not encounter such fractionation capacity problems, we can provide no assurances that such problems will not arise. If we do experience any interruptions with takeaway capacity or NGL fractionation, our oil and natural gas revenues, business, financial condition, results of operations and cash flows could be adversely affected. Should we experience future periods of negative pricing for natural gas as we have in previous periods, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results. In addition, although we have contracted firm physical transports that limit our exposure to the Waha basis differential, we had derivative contracts in place to mitigate our exposure to these natural gas price differentials as of February 21, 2023.
In 2022, we began to experience significant increases in the costs of certain oilfield services, materials and equipment, including diesel, steel, labor, trucking, sand, personnel and completion costs, among others, as a result of the recent increases in oil and natural gas prices, as well as availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed U.S. labor force, inflation and other factors. Should oil and natural gas prices remain at their current levels or increase further, we expect to be subject to additional service cost inflation in future periods, which may increase our costs to drill, complete, equip and operate wells. In addition, supply chain disruptions and other inflationary pressures being experienced throughout the United States and global economy and in the oil and natural gas industry may limit our ability to procure the necessary products and services we need for drilling, completing and producing wells in a timely fashion, which could result in delays to our operations and could, in turn, adversely affect our business, financial condition, results of operations and cash flows.
In addition, we utilized substantially all of our federal and state NOL carryforwards in 2022 and became subject to federal and state income taxes, which is reflected in our current income tax provision of $54.9 million for the year ended December 31, 2022. At February 21, 2023, given our current projections, we expect to continue to pay federal income taxes and state income taxes in New Mexico for 2023.
Our oil and natural gas exploration, development, production, midstream and related operations are subject to extensive federal, state and local laws, rules and regulations. Failure to comply with these laws, rules and regulations can result in substantial monetary penalties or delay or suspension of operations. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these laws, rules and regulations are frequently amended or reinterpreted and new laws, rules and regulations are proposed or promulgated, we are unable to predict the future cost or impact of complying with the laws, rules and regulations to which we are, or will become, subject. For example, although such bills have not passed, in recent years, various bills have been introduced in the New Mexico legislature proposing to add a surtax on natural gas processors and proposing to place a moratorium on, ban or otherwise restrict hydraulic fracturing, including prohibiting the injection of fresh water in such operations. In 2019, New Mexico’s governor signed an executive order declaring that New Mexico would support the goals of the Paris Agreement by joining the U.S. Climate Alliance, a bipartisan coalition of governors committed to reducing greenhouse gas emissions consistent with the goals of the Paris Agreement. The stated objective of the executive order is to achieve a statewide reduction in greenhouse gas emissions of at least 45% by 2030 as compared to 2005 levels. The executive order also requires New Mexico regulatory agencies to create an “enforceable regulatory framework” to ensure methane emission reductions. In 2021, the NMOCD implemented rules regarding the reduction of natural gas waste and the control of emissions that, among other items, require upstream and midstream operators to reduce natural gas waste by a fixed amount each year and achieve a 98% natural gas capture rate by the end of 2026. The NMED has implemented similar rules and regulations. These and other laws, rules and regulations, including any federal legislation, regulations or orders intended to limit or restrict oil and natural gas operations on federal lands, if enacted, could have a material adverse impact on our business, financial condition, results of operations and cash flows. See “Business—Regulation.”
In January 2021, President Biden signed an executive order instructing the Department of the Interior to pause new oil and natural gas leases on public lands pending completion of a comprehensive review and consideration of federal oil and natural gas permitting and leasing practices, which lapsed at December 31, 2022. In 2019, 2020 and 2021, an environmental group filed multiple lawsuits in federal district courts in New Mexico and the District of Columbia challenging certain BLM lease sales, including lease sales in which we purchased leases in New Mexico. In 2021, ten states, led by the State of Louisiana, filed a lawsuit in federal district court in Louisiana against President Biden and various other federal government officials and agencies challenging an executive order directing the federal government to utilize certain calculations of the “social cost” of carbon and other greenhouse gases in its decision making. The BLM indicated that the Lease Sale Litigation or the Social Cost of Carbon Litigation could delay lease sales and the approval of drilling permits. The impact of federal actions and lawsuits related to the oil and natural gas industry remains unclear, and should other limitations or prohibitions be imposed or continue to be applied, our operations on federal lands could be adversely impacted. Such limitations or prohibitions would almost certainly impact our future drilling and completion plans and could materially impact our production volumes, revenues, reserves, cash flows and availability under our Credit Agreement. See “Risk Factors—Risks Related to Laws and Regulations—Approximately 31% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands.”
We and San Mateo dispose of large volumes of produced water gathered from our and third parties’ drilling and production operations by injecting it into wells pursuant to permits issued to us by governmental authorities overseeing such disposal activities. State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for produced water disposal and the increased occurrence of seismic activity, also known as “induced seismicity.” This has resulted in stricter regulatory requirements in some jurisdictions relating to the location and operation of underground injection wells. In addition, a number of lawsuits have been filed in some states against others in our industry alleging that fluid injection or oil and natural gas extraction have caused damage to neighboring properties or otherwise violated state and federal rules regarding waste disposal. In response to these concerns, regulators in some states, including New Mexico and Texas, are seeking to impose additional requirements, including requirements regarding the permitting of salt water disposal wells or otherwise, to assess the relationship between seismicity and the use of such wells. For example, in 2021, the NMOCD implemented new rules establishing protocols in response to seismic events in New Mexico. Under these protocols, applications for salt water disposal well permits in certain areas of New Mexico with recent seismic activity require enhanced review prior to approval. In addition, the protocols require enhanced reporting and varying levels of curtailment of injection rates for salt water disposal wells, including potentially shutting in such wells, in the area of seismic events based on the magnitude, timing and proximity of the seismic event. The adoption of federal, state and local legislation and regulations intended to address induced seismicity in the areas in which we operate could restrict our drilling and production activities, as well as our ability to dispose of produced water gathered from such activities, and could result in increased costs and additional operating restrictions or delays, that could, in turn, materially impact our production volumes, revenues, reserves, cash flows and availability under our Credit Agreement. The adoption of such legislation and regulations could also decrease our and San Mateo’s revenues and result in increased costs and additional operating restrictions for San Mateo as well.
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
Like other oil and natural gas producing companies, our properties are subject to natural production declines. By their nature, our oil and natural gas wells will experience rapid initial production declines. We attempt to overcome these production declines by drilling to develop and identify additional reserves, by exploring for new sources of reserves and, at times, by acquisitions. During times of severe oil, natural gas and NGL price declines, however, drilling additional oil or natural gas wells may not be economic, and we may find it necessary to reduce capital expenditures and curtail drilling operations in order to preserve liquidity. A significant reduction in capital expenditures and drilling activities could materially impact our production volumes, revenues, reserves, cash flows and the availability under our Credit Agreement. See “Risk Factors—Risks Related to our Financial Condition—Our exploration, development, exploitation and midstream projects require substantial capital expenditures that may exceed our cash flows from operations and potential borrowings, and we may be unable to obtain needed capital on satisfactory terms, which could adversely affect our future growth”.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses during each reporting period. We believe that our estimates and assumptions are reasonable and reliable and that the actual results will not differ significantly from those reported; however, such estimates and assumptions are subject to a number of risks and uncertainties, and such risks and uncertainties could cause the actual results to differ materially from our estimates. We consider the following to be our most critical accounting policies and estimates involving significant judgment or estimates by our management. See Note 2 to the consolidated financial statements in this Annual Report for further details on our accounting policies at December 31, 2022.
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
Estimates of proved oil and natural gas reserves are key inputs used for the calculations of depletion, the ceiling test and the fair value assigned to proved oil and natural gas reserves acquired in a business combination. The estimated present value of future net cash flows from proved oil and natural gas reserves is highly dependent upon the quantities of proved reserves, the estimation of which requires substantial judgment. Oil and natural gas reserves are estimated using then-current operating and economic conditions, with no provision for price and cost escalations in future periods except by contractual arrangements. The associated commodity prices and the applicable discount rate used to determine the fair value assigned to proved oil and natural gas reserves acquired in a business combination are based upon a variety of factors on the date of acquisition. The associated commodity prices and the applicable discount rate used in estimates for depletion and the ceiling test are in accordance with guidelines established by the SEC. Under these guidelines, future net revenues are calculated using prices that represent the arithmetic averages of the first-day-of-the-month oil and natural gas prices for the previous 12-month period, and a 10% discount factor is used to determine the present value of future net revenues.
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
We use the Black Scholes Merton model to determine the fair value of service-based option awards and the Monte Carlo method to determine the fair value of awards that contain a market condition. The fair value of restricted stock and restricted stock unit awards is recognized based on the closing price of our common stock on the date of the grant for awards issued under the 2012 Incentive Plan and on the trading day prior to the date of grant for awards issued under the 2019 Incentive Plan. See Note 9 to the consolidated financial statements in this Annual Report for further details on our stock-based compensation at December 31, 2022.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At December 31, 2022, PNC Bank was the counterparty for our derivative instrument. We have considered the credit standing of the counterparty in determining the fair value of our derivative financial instruments.
At December 31, 2022, we had entered into a costless collar contract to mitigate our exposure to fluctuations in natural gas prices, with an established price floor and ceiling. When the settlement price is below the price floor established by the collar, we receive from our counterparty an amount equal to the difference between the settlement price and the price floor multiplied by the contract oil or natural gas volume. When the settlement price is above the price ceiling established by the costless collar, we pay our counterparty an amount equal to the difference between the settlement price and the price ceiling multiplied by the contract oil or natural gas volume.

See Note 12 to the consolidated financial statements in this Annual Report for a summary of our open derivative financial instruments at December 31, 2022. Such information is incorporated herein by reference.
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
Interest rate risk. We do not and have not used interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense on existing debt. At December 31, 2022, we had no outstanding borrowings under our Credit Agreement, $699.2 million in Notes outstanding at a coupon rate of 5.875% per annum and $465.0 million of outstanding borrowings under the San Mateo Credit Facility at an interest rate of 6.68% per annum. If we incur additional indebtedness in the future and at higher interest rates, we may use interest rate derivatives. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We have limited ability to control participation in our wells. We are also subject to credit risk due to concentration of our oil and natural gas receivables with several significant customers and San Mateo and Pronto are subject to the credit risk of their customers. The inability or failure of our, San Mateo’s or Pronto’s significant customers to meet their obligations or their insolvency or liquidation may adversely affect our financial condition, results of operations and cash flows. In addition, our derivative arrangements expose us to credit risk in the event of nonperformance by our counterparties.
While we do not require our customers to post collateral and we do not have a formal process in place to evaluate and assess the credit standing of our significant customers for oil and natural gas receivables and the counterparties on our derivative instruments, we do evaluate the credit standing of such counterparties as we deem appropriate under the circumstances. This evaluation requires us to conduct the due diligence necessary to determine credit terms and credit limits, which may include (i) reviewing a counterparty’s credit rating, latest financial information and, in the case of a customer with which we have receivables, its historical payment record and the financial ability of its parent company to make payment if the customer cannot and (ii) undertaking the due diligence necessary to determine credit terms and credit limits. The counterparty on our derivative financial instruments in place at February 21, 2023 was PNC Bank, who is also a lender (or affiliate thereof) under our Credit Agreement.
Impact of inflation. Inflation in the United States has become much more significant in recent years, and in 2022 it reached its highest levels in approximately 40 years. At February 21, 2023, we do not know how long these inflationary pressures may persist or the impact they may have on our business moving forward. We tend to specifically experience inflationary pressure on the cost of oilfield services and equipment with increases in oil and natural gas prices and with increases in drilling activity in our areas of operations, including the Wolfcamp and Bone Spring plays in the Delaware Basin, the Eagle Ford shale play and the Haynesville shale play. We have begun to experience such inflationary pressure in our drilling and completion and midstream operations, and we budgeted a 10 to 20% increase in oilfield service costs in preparing our full year 2023 D/C/E and midstream capital expenditures estimates. See “Risk Factors—Risks Related to our Financial Condition—Our industry and the broader U.S. economy experienced higher than expected inflationary pressures in 2022, related to increases in oil and natural gas prices, continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist, it may impact our ability to procure services, materials and equipment on a cost-effective basis, or at all, and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected” and “Risk Factors—Risks Related to our Operations—The unavailability or high cost of drilling rigs, completion equipment and services, supplies and personnel, including hydraulic fracturing equipment and personnel, could adversely affect our ability to establish and execute exploration and development plans within budget and on a timely basis, which could have a material adverse effect on our financial condition, results of operations and cash flows.”
Item 8. Financial Statements and Supplementary Data.
Our financial statements appear at the end of this Annual Report beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2022, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.
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
KPMG, our independent registered public accounting firm, has issued an attestation report on our controls over financial reporting as of December 31, 2022 as included herein.
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
Opinion on Internal Control Over Financial Reporting
We have audited Matador Resources Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
March 1, 2023

Item 9B. Other Information.
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report (our “Definitive Proxy Statement”). Such responsive information is expected to be included under the captions “Proposal 1—Election of Directors,” “Corporate Governance,” “Executive Compensation” and “Director Compensation.”
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Annual Report:
1. Index to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2022 and 2021, Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020, Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020 and Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020.
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

2.1*
Subscription and Contribution Agreement, dated as of February 17, 2017, by and among Longwood Midstream Holdings, LLC, FP MMP Holdings LLC and San Mateo Midstream, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 24, 2017).

2.2*
Securities Purchase Agreement, dated January 24, 2023, by and among MRC Hat Mesa, LLC, MRC Energy Company (solely for the limited purposes stated therein), AEP EnCap HoldCo, LLC, Ameradvance Management LLC and Advance Energy Partners Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 24, 2023).

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

10.4†	Form of Employment Agreement between Matador Resources Company and Craig N. Adams (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the year ended December 31, 2013).

10.5†
Form of Employment Agreement between Matador Resources Company and Van H. Singleton, II, effective February 5, 2015 (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K for the year ended December 31, 2014).

10.6†
Form of Employment Agreement between Matador Resources Company and each of Billy E. Goodwin and G. Gregg Krug, effective February 19, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.7†
First Amendment to the Employment Agreement between Matador Resources Company and Billy E. Goodwin (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.8†
First Amendment to the Employment Agreement between Matador Resources Company and G. Gregg Krug (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.9†
Form of Employment Agreement between Matador Resources Company and each of Michael D. Frenzel, W. Thomas Elsener and Brian J. Willey (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 20, 2022).

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

10.12
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

10.14
First Amendment to Fourth Amended and Restated Credit Agreement dated as of April 25, 2022, by and among MRC Energy Company, as Borrower, the lending entities from time to time parties thereto as Lenders, and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.15†
Matador Resources Company Nonqualified Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K for the year ended December 31, 2015).

10.16†
Matador Resources Company Annual Cash Incentive Plan, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K for the year ended December 31, 2018).

10.17†	Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 11, 2015).

10.18†
Amendment Number One to the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.19†
Form of Nonqualified Stock Option Agreement relating to the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees without employment agreements (incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K for the year ended December 31, 2015).

10.20†
Form of Restricted Stock Award Agreement relating to the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees without employment agreements (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K for the year ended December 31, 2015).

10.21†
Form of Restricted Stock Unit Award Agreement for deferred delivery relating to the Matador Resources Company 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.63 to the Annual Report on Form 10-K for the year ended December 31, 2016).

10.22†
Form of Restricted Stock Unit Award Agreement for Annual Grants with delayed delivery relating to the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.23†
Form of Restricted Stock Unit Award Agreement for director awards with deferred delivery under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.24†
Form of Nonqualified Stock Option Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees without employment agreements (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.25†
Form of Nonqualified Stock Option Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.26†
Form of Restricted Stock Award Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees without employment agreements (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.27†
Form of Restricted Stock Award Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.28†
Form of Phantom Unit Award Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.67 to the Annual Report on Form 10-K for the year ended December 31, 2018).

10.29†
Form of Performance Stock Unit Award Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.68 to the Annual Report on Form 10-K for the year ended December 31, 2018).

10.30†	Matador Resources Company 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on June 6, 2019).

10.31†
First Amendment to Matador Resources Company 2019 Long-Term Incentive Plan effective April 21, 1011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2022).

10.32†
Form of Restricted Stock Unit Award Agreement for director awards under the Matador Resources Company 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.33†
Form of Restricted Stock Unit Award Agreement for director awards with deferred delivery under the Matador Resources Company 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.34†
Form of Phantom Unit Award Agreement for awards under the Matador Resources Company 2019 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.35†
Form of Performance Stock Unit Award Agreement for awards under the Matador Resources Company 2019 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.36†
Form of Performance Stock Unit Award Agreement for awards under the Matador Resources Company 2019 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K for the year ended December 31, 2021).

10.37†
Form of Performance Stock Unit Award Agreement for awards under the Matador Resources Company 2019 Long-Term Incentive Plan for employees without employment agreements (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K for the year ended December 31, 2021).

10.38†
Form of Restricted Stock Award Agreement for awards under the Matador Resources Company 2019 Long-Term Incentive Plan with ratable vesting for employees without employment agreements (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K for the year ended December 31, 2021).

10.39†
Form of Stock Option Cancellation Agreement for certain stock options under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K for the year ended December 31, 2020).

10.40†	Matador Resources Company 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 16, 2022).

21.1	List of Subsidiaries of Matador Resources Company (filed herewith).

22.1	List of Subsidiary Guarantors (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of Netherland, Sewell & Associates, Inc. (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Audit report of Netherland, Sewell & Associates, Inc. (filed herewith).

101	The following financial information from Matador Resources Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

†	Indicates a management contract or compensatory plan or arrangement.

*	This filing excludes certain schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K, which the Company agrees to furnish supplementally to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATADOR RESOURCES COMPANY

March 1, 2023	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Wm. Foran	Chairman and Chief Executive Officer	March 1, 2023
Joseph Wm. Foran	(Principal Executive Officer)

/s/ Brian J. Willey	Chief Financial Officer, President of Midstream Operations and Executive Vice President	March 1, 2023
Brian J. Willey	(Principal Financial Officer)

/s/ Robert T. Macalik	Executive Vice President and Chief Accounting Officer	March 1, 2023
Robert T. Macalik	(Principal Accounting Officer)

/s/ Reynald A. Baribault	Director	March 1, 2023
Reynald A. Baribault

/s/ R. Gaines Baty	Director	March 1, 2023
R. Gaines Baty

/s/ William M. Byerley	Director	March 1, 2023
William M. Byerley

/s/ Monika U. Ehrman	Director	March 1, 2023
Monika U. Ehrman

/s/ Julia P. Forrester Rogers	Director	March 1, 2023
Julia P. Forrester Rogers

/s/ James M. Howard	Director	March 1, 2023
James M. Howard

/s/ Timothy E. Parker	Director	March 1, 2023
Timothy E. Parker

/s/ Kenneth L. Stewart	Director	March 1, 2023
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
GAAP, or U.S. GAAP. United States, generally accepted accounting principles.
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
WTI. West Texas Intermediate.
Wellbore. The hole made by a well.
Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production.

Matador Resources Company and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Matador Resources Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Matador Resources Company and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Impact of estimated proved oil and natural gas reserves related to evaluated oil and natural gas properties on depletion expense and the ceiling test calculation
As discussed in Note 2 to the consolidated financial statements, the Company uses the full-cost method of accounting for its investments in oil and natural gas properties and amortizes capitalized costs of oil and natural gas properties using the unit-of-production method based on production and estimates of proved reserves quantities. The Company is required to perform a ceiling test calculation on a quarterly basis and the applicable ceiling is equal to the sum of (1) the present value, discounted at 10%, of future net revenues of proved oil and natural gas reserves, reduced by the estimated costs of developing these reserves, plus (2) unproved and unevaluated property costs not being amortized, plus (3) the lower of cost or estimated fair value of unproved and unevaluated properties included in the costs being amortized, if any, less (4) any income tax effects related to the properties involved. Any excess of the Company’s net capitalized costs above the cost center ceiling is charged to operations as a full-cost ceiling impairment. Estimates of economically recoverable oil and natural gas reserves depend upon a number of factors and assumptions, including quantities of oil and natural gas that are ultimately recovered, the timing of the recovery of oil and natural gas reserves, the operating costs incurred, the amount of future development expenditures, and the price received for the production. For the year ended December 31, 2022, the Company recorded depletion expense of evaluated oil and natural gas properties of $428.9 million. Additionally, as discussed in Note 3 to the consolidated financial statements, the Company recorded $6.9 billion of gross evaluated oil and natural gas properties as of December 31, 2022. The Company’s internal reserves engineers prepare an estimate of the proved oil and natural gas reserves, and the Company engages external reserves engineers to independently evaluate the proved oil and natural gas reserves estimated by the Company.

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
March 1, 2023

Matador Resources Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$505,179	$48,135
Restricted cash	42,151	38,785
Accounts receivable
Oil and natural gas revenues	224,860	164,242
Joint interest billings	180,947	48,366
Other	48,011	28,808
Derivative instruments	3,930	1,971
Lease and well equipment inventory	15,184	12,188
Prepaid expenses and other current assets	51,570	28,810
Total current assets	1,071,832	371,305
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	6,862,455	6,007,325
Unproved and unevaluated	977,502	964,714
Midstream properties	1,057,668	900,979
Other property and equipment	32,847	30,123
Less accumulated depletion, depreciation and amortization	(4,512,275)	(4,046,456)
Net property and equipment	4,418,197	3,856,685
Other assets
Other long-term assets	64,476	34,163
Total assets	$5,554,505	$4,262,153
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$58,848	$26,256
Accrued liabilities	261,310	253,283
Royalties payable	117,698	94,359
Amounts due to affiliates	32,803	27,324
Derivative instruments	—	16,849
Advances from joint interest owners	52,357	18,074
Other current liabilities	52,857	28,692
Total current liabilities	575,873	464,837
Long-term liabilities
Borrowings under Credit Agreement	—	100,000
Borrowings under San Mateo Credit Facility	465,000	385,000
Senior unsecured notes payable	695,245	1,042,580
Asset retirement obligations	52,985	41,689
Deferred income taxes	428,351	77,938
Other long-term liabilities	19,960	22,721
Total long-term liabilities	1,661,541	1,669,928
Commitments and contingencies (Note 14)
Shareholders’ equity
Common stock — $0.01 par value, 160,000,000 shares authorized; 118,953,381 and 117,861,923 shares issued; and 118,948,624 and 117,850,233 shares outstanding, respectively	1,190	1,179
Additional paid-in capital	2,101,999	2,077,592
Retained earnings (accumulated deficit)	1,007,642	(171,318)
Treasury stock, at cost, 4,757 and 11,945 shares, respectively	(34)	(243)
Total Matador Resources Company shareholders’ equity	3,110,797	1,907,210
Non-controlling interest in subsidiaries	206,294	220,178
Total shareholders’ equity	3,317,091	2,127,388
Total liabilities and shareholders’ equity	$5,554,505	$4,262,153
The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Oil and natural gas revenues	$2,905,738	$1,700,542	$744,461
Third-party midstream services revenues	90,606	75,499	64,932
Sales of purchased natural gas	200,355	86,034	41,742
Lease bonus - mineral acreage	—	—	4,062
Realized (loss) gain on derivatives	(157,483)	(220,105)	38,937
Unrealized gain (loss) on derivatives	18,809	21,011	(32,008)
Total revenues	3,058,025	1,662,981	862,126
Expenses
Production taxes, transportation and processing	282,193	178,987	93,338
Lease operating	157,105	108,964	104,953
Plant and other midstream services operating	95,522	61,459	41,500
Purchased natural gas	178,937	77,126	32,734
Depletion, depreciation and amortization	466,348	344,905	361,831
Accretion of asset retirement obligations	2,421	2,068	1,948
Full-cost ceiling impairment	—	—	684,743
General and administrative	116,229	96,396	62,578
Total expenses	1,298,755	869,905	1,383,625
Operating income (loss)	1,759,270	793,076	(521,499)
Other income (expense)
Net loss on asset sales and impairment	(1,311)	(331)	(2,832)
Interest expense	(67,164)	(74,687)	(76,692)
Other (expense) income	(5,121)	(2,712)	1,864
Total other expense	(73,596)	(77,730)	(77,660)
Income (loss) before income taxes	1,685,674	715,346	(599,159)
Income tax provision (benefit)
Current	54,877	—	—
Deferred	344,480	74,710	(45,599)
Total income tax provision (benefit)	399,357	74,710	(45,599)
Net income (loss)	1,286,317	640,636	(553,560)
Net income attributable to non-controlling interest in subsidiaries	(72,111)	(55,668)	(39,645)
Net income (loss) attributable to Matador Resources Company shareholders	$1,214,206	$584,968	$(593,205)
Earnings (loss) per common share
Basic	$10.28	$5.00	$(5.11)
Diluted	$10.11	$4.91	$(5.11)
Weighted average common shares outstanding
Basic	118,122	116,999	116,068
Diluted	120,131	119,163	116,068

The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
For the Years Ended December 31, 2022, 2021 and 2020

							Total shareholders’ equity attributable to Matador Resources Company

			Additional paid-in capital	(Accumulated deficit) retained earnings	Treasury Stock			Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2020	116,644	$1,166	$1,981,014	$(148,500)	1	$(26)	$1,833,654	$135,798	$1,969,452
Issuance of common stock pursuant to employee stock compensation plan	244	2	(2)	—	—	—	—	—	—
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	85	1	(1)	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	17,452	—	—	—	17,452	—	17,452
Stock options exercised, net of options forfeited in net share settlements	—	—	(24)	—	—	—	(24)	—	(24)
Liability-based stock option awards settled in equity	22	—	297	—	—	—	297	—	297
Restricted stock forfeited	—	—	—	—	149	(1,489)	(1,489)	—	(1,489)
Contribution related to formation of San Mateo, net of tax of $3.1 million (See Note 6)	—	—	11,613	—	—	—	11,613	—	11,613
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries, net of tax of $4.8 million (See Note 6)	—	—	18,232	—	—	—	18,232	96,622	114,854
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(45,570)	(45,570)
Cancellation of treasury stock	(148)	—	(1,512)	—	(148)	1,512	—	—	—
Current period net (loss) income	—	—	—	(593,205)	—	—	(593,205)	39,645	(553,560)
Balance at December 31, 2020	116,847	1,169	2,027,069	(741,705)	2	(3)	1,286,530	226,495	1,513,025
Dividends declared (0.125 per share)	—	—	—	(14,581)	—	—	(14,581)	—	(14,581)
Issuance of common stock pursuant to employee stock compensation plan	768	7	(7)	—	—	—	—	—	—
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	81	1	(1)	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	12,113	—	—	—	12,113	—	12,113
Stock options exercised, net of options forfeited in net share settlements	312	3	(4,258)	—	—	—	(4,255)	—	(4,255)
Restricted stock forfeited	—	—	—	—	156	(2,621)	(2,621)	—	(2,621)
Contribution related to formation of San Mateo, net of tax of $3.6 million (See Note 6)	—	—	45,056	—	—	—	45,056	—	45,056
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(61,985)	(61,985)
Cancellation of treasury stock	(146)	(1)	(2,380)	—	(146)	2,381	—	—	—
Current period net income	—	—	—	584,968	—	—	584,968	55,668	640,636
Balance at December 31, 2021	117,862	$1,179	$2,077,592	$(171,318)	12	$(243)	$1,907,210	$220,178	$2,127,388

							Total shareholders’ equity attributable to Matador Resources Company

			Additional paid-in capital	(Accumulated deficit) retained earnings	Treasury Stock			Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2022	117,862	$1,179	$2,077,592	$(171,318)	12	$(243)	$1,907,210	$220,178	$2,127,388
Dividends declared ($0.30 per share)	—	—	—	(35,246)	—	—	(35,246)	—	(35,246)
Issuance of common stock pursuant to employee stock compensation plan	1,001	10	(11,544)	—	—	—	(11,534)	—	(11,534)
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	25	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	20,224	—	—	—	20,224	—	20,224
Stock options exercised, net of options forfeited in net share settlements	157	2	(4,007)	—	—	—	(4,005)	—	(4,005)
Restricted stock forfeited	—	—	—	—	85	(2,376)	(2,376)	—	(2,376)
Contributions related to formation of San Mateo, net of tax of $5.9 million (See Note 6)	—	—	22,318	—	—	—	22,318	—	22,318
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(85,995)	(85,995)
Cancellation of treasury stock	(92)	(1)	(2,584)	—	(92)	2,585	—	—	—
Current period net income	—	—	—	1,214,206	—	—	1,214,206	72,111	1,286,317
Balance at December 31, 2022	118,953	$1,190	$2,101,999	$1,007,642	5	$(34)	$3,110,797	$206,294	$3,317,091

The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$1,286,317	$640,636	$(553,560)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Unrealized (gain) loss on derivatives	(18,809)	(21,011)	32,008
Depletion, depreciation and amortization	466,348	344,905	361,831
Accretion of asset retirement obligations	2,421	2,068	1,948
Full-cost ceiling impairment	—	—	684,743
Stock-based compensation expense	15,123	9,039	13,625
Deferred income tax provision (benefit)	344,480	74,710	(45,599)
Amortization of debt issuance cost and other debt related costs	(517)	3,659	2,832
Net loss on asset sales and impairment	1,311	331	2,832
Changes in operating assets and liabilities
Accounts receivable	(205,426)	(98,456)	53,001
Lease and well equipment inventory	(2,847)	(1,537)	(655)
Prepaid expenses and other current assets	(22,952)	(11,786)	(3,010)
Other long-term assets	175	56	1,681
Accounts payable, accrued liabilities and other current liabilities	63,455	76,891	(43,844)
Royalties payable	23,339	28,310	(19,144)
Advances from joint interest owners	34,283	7,018	(10,646)
Other long-term liabilities	(7,962)	(1,478)	(461)
Net cash provided by operating activities	1,978,739	1,053,355	477,582
Investing activities
Drilling, completion and equipping capital expenditures	(771,830)	(431,136)	(471,087)
Acquisition of oil and natural gas properties	(155,074)	(238,609)	(72,809)
Midstream capital expenditures	(80,051)	(63,359)	(234,359)
Acquisition of midstream assets	(75,816)	—	—
Expenditures for other property and equipment	(1,213)	(376)	(2,200)
Proceeds from sale of assets	46,507	4,215	4,789
Net cash used in investing activities	(1,037,477)	(729,265)	(775,666)
Financing activities
Purchase of senior unsecured notes	(344,302)	—	—
Repayments of borrowings under Credit Agreement	(300,000)	(600,000)	(35,000)
Borrowings under Credit Agreement	200,000	260,000	220,000
Repayments of borrowings under San Mateo Credit Facility	(150,000)	(84,000)	—
Borrowings under San Mateo Credit Facility	230,000	135,000	46,000
Cost to enter into or amend credit facilities	(3,725)	(4,108)	(660)
Dividends paid	(35,246)	(14,581)	—
Contributions related to formation of San Mateo	28,250	48,626	14,700
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	119,700
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(85,995)	(61,985)	(45,570)
Taxes paid related to net share settlement of stock-based compensation	(19,242)	(8,211)	(1,556)
Other	(592)	706	6,725
Net cash (used in) provided by financing activities	(480,852)	(328,553)	324,339
Increase (decrease) in cash and restricted cash	460,410	(4,463)	26,255
Cash and restricted cash at beginning of period	86,920	91,383	65,128
Cash and restricted cash at end of period	$547,330	$86,920	$91,383
Supplemental disclosures of cash flow information (Note 15)
The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

NOTE 1 — NATURE OF OPERATIONS
Matador Resources Company, a Texas corporation (“Matador” and, collectively with its subsidiaries, the “Company”), is an independent energy company engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States, with an emphasis on oil and natural gas shale and other unconventional plays. The Company’s current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. Additionally, the Company conducts midstream operations primarily through its midstream joint venture, San Mateo Midstream, LLC (“San Mateo”), and Pronto Midstream, LLC (“Pronto”) in support of the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties.
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
Accounts Receivable
The Company sells its operated oil, natural gas and natural gas liquid (“NGL”) production to various purchasers (see “—Revenues” below). In addition, the Company may participate with industry partners in the drilling, completion and operation of oil and natural gas wells. Substantially all of the Company’s accounts receivable are due from purchasers of oil, natural gas and NGLs, participants in oil and natural gas wells for which the Company serves as the operator, customers of San Mateo and Pronto or the Company’s derivative counterparties. Accounts receivable are typically due within 30 to 60 days of the production date and 30 days of the billing date and are stated at amounts due from purchasers and industry partners. Amounts are considered past due if they have been outstanding for 60 days or more. No interest is typically charged on past due amounts.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2022, 2021 and 2020
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
For the year ended December 31, 2022, three significant purchasers accounted for 70% of the Company’s total oil, natural gas and NGL revenues: Exxon Mobil Corporation (34%), Plains Marketing, L.P. (27%) and BP America Production Company (9%). For the year ended December 31, 2021, three significant purchasers accounted for 72% of the Company’s total oil, natural gas and NGL revenues: Exxon Mobil Corporation (33%), Plains Marketing, L.P. (29%) and BP America Production Company (10%). For the year ended December 31, 2020, two significant purchasers accounted for 65% of the Company’s total oil, natural gas and NGL revenues: Plains Marketing, L.P. (57%) and Exxon Mobil Corporation (8%). If the Company lost one or more of these significant purchasers and were unable to sell its production to other purchasers on terms it considers acceptable, it could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows. At December 31, 2022, 2021 and 2020, approximately 29%, 39% and 35%, respectively, of the Company’s accounts receivable, including joint interest billings, related to these purchasers.
Lease and Well Equipment Inventory
Lease and well equipment inventory is stated at the lower of cost or net realizable value and consists entirely of materials or equipment scheduled for use in future well or midstream operations.
Oil and Natural Gas Properties
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, all costs associated with the acquisition, exploration and development of oil and natural gas properties and reserves, including unproved and unevaluated property costs, are capitalized as incurred and accumulated in a single cost center representing the Company’s activities, which are undertaken exclusively in the United States. Such costs include lease acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, costs of drilling both productive and non-productive wells, capitalized interest on qualifying projects and general and administrative expenses directly related to acquisition, exploration and development activities, but do not include any costs related to production, selling or general corporate administrative activities. The Company capitalized $47.8 million, $38.4 million and $30.0 million of its general and administrative costs into oil and natural gas properties in 2022, 2021 and 2020, respectively. The Company capitalized $10.1 million, $4.8 million and $5.0 million of its interest expense into oil and natural gas properties for the years ended December 31, 2022, 2021 and 2020, respectively.
Capitalized costs of oil and natural gas properties are amortized using the unit-of-production method based upon production and estimates of proved reserves quantities. For the years ended December 31, 2022, 2021 and 2020, the Company recorded depletion expense of $428.9 million, $310.1 million and $334.8 million, respectively. Unproved and unevaluated property costs are excluded from the amortization base used to determine depletion. Unproved and unevaluated properties are assessed for possible impairment on a periodic basis based upon changes in operating or economic conditions. This assessment includes consideration of the following factors, among others: the assignment of proved reserves, geological and geophysical evaluations, intent to drill, remaining lease term and drilling activity and results. Upon impairment, the costs of the unproved and unevaluated properties are immediately included in the amortization base. Exploratory dry holes are included in the amortization base immediately upon determination that the well is not productive.
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
December 31, 2022, 2021 and 2020
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
The estimated present value of after-tax future net cash flows from proved oil and natural gas reserves is highly dependent upon the quantities of proved reserves, the estimation of which requires substantial judgment. The associated commodity prices and the applicable discount rate used in these estimates are in accordance with guidelines established by the SEC. Under these guidelines, oil and natural gas reserves are estimated using then-current operating and economic conditions, with no provision for price and cost changes in future periods except by contractual arrangements. Future net revenues are calculated using prices that represent the arithmetic averages of the first-day-of-the-month oil and natural gas prices for the previous 12-month period, and a 10% discount factor is used to determine the present value of future net revenues. For the period from January through December 2022, these average oil and natural gas prices were $90.15 per Bbl and $6.36 per MMBtu, respectively. For the period from January through December 2021, these average oil and natural gas prices were $63.04 per Bbl and $3.60 per MMBtu, respectively. For the period from January through December 2020, these average oil and natural gas prices were $36.04 per Bbl and $1.99 per MMBtu, respectively. In estimating the present value of after-tax future net cash flows from proved oil and natural gas reserves, the average oil prices were further adjusted by property for quality, transportation and marketing fees and regional price differentials, and the average natural gas prices were further adjusted by property for energy content, transportation and marketing fees and regional price differentials.
During the years ended December 31, 2022 and 2021, the Company’s full-cost ceiling exceeded the net capitalized costs less related deferred income taxes. As a result, the Company recorded no impairment to its net capitalized costs during the years ended December 31, 2022 and 2021.
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
Midstream Properties and Other Property and Equipment
Midstream properties and other property and equipment are recorded at historical cost and include midstream equipment and facilities, including the Company’s pipelines, processing facilities and produced water disposal systems, and corporate assets, including furniture, fixtures, equipment, land and leasehold improvements. Midstream equipment and facilities are depreciated over a 30-year useful life using the straight-line, mid-month convention method. Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Software, furniture, fixtures and other equipment are depreciated over their useful life (five to 30 years) using the straight-line method. The Company capitalized $2.2 million, $1.3 million and $1.8 million of general and administrative costs into midstream properties in 2022, 2021 and 2020, respectively. The Company did not capitalize any interest expense into midstream properties for the years ended December 31, 2022 or 2021. The Company capitalized $0.5 million of interest expense into midstream properties for the year ended December 31, 2020. Maintenance and repair costs that do not extend the useful life of the property or equipment are expensed as incurred. See Note 3 for a detail of midstream properties and other property and equipment.
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
December 31, 2022, 2021 and 2020
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
December 31, 2022, 2021 and 2020
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
The Company periodically enters into natural gas purchase transactions with third parties whereby the Company (i) purchases the third party’s natural gas and subsequently sells the natural gas to other purchasers or (ii) processes the third party’s natural gas at Pronto’s Marlan cryogenic natural gas processing plant in Eddy County, New Mexico or San Mateo’s Black River cryogenic natural gas processing plant in Eddy County, New Mexico (the “Black River Processing Plant”) and then purchases, and subsequently sells, the residue gas and NGLs to other purchasers. Revenues and expenses from these transactions are presented on a gross basis on the Company’s consolidated statements of operations as the Company acts as a principal in the transactions by assuming the risk and rewards of ownership, including credit risk, of the natural gas purchased and by assuming the responsibility to deliver and process the natural gas volumes to be sold.
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
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the years ended December 31, 2022, 2021 and 2020 (in thousands).

	Year Ended December 31,
	2022	2021	2020
Revenues from contracts with customers	$3,196,699	$1,862,075	$851,135
Lease bonus - mineral acreage	—	—	4,062
Realized (loss) gain on derivatives	(157,483)	(220,105)	38,937
Unrealized gain (loss) on derivatives	18,809	21,011	(32,008)
Total revenues	$3,058,025	$1,662,981	$862,126

	Year Ended December 31,
	2022	2021	2020
Oil revenues	$2,113,606	$1,205,608	$595,507
Natural gas revenues	792,132	494,934	148,954
Third-party midstream services revenues	90,606	75,499	64,932
Sales of purchased natural gas	200,355	86,034	41,742
Total revenues from contracts with customers	$3,196,699	$1,862,075	$851,135

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
December 31, 2022, 2021 and 2020
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
The Company’s consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 include an equity-based compensation (non-cash) expense of $15.1 million, $9.0 million and $13.6 million, respectively. This equity-based compensation expense includes common stock issuances and restricted stock units expense totaling $1.0 million, $0.9 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, paid to independent members of the Board of Directors and advisors as compensation for their services to the Company. The Company’s consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 also include expenses of $31.9 million, $20.4 million and $4.0 million, respectively, related to liability-based restricted stock awards expected to be settled in cash.
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
The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At December 31, 2022, 2021 and 2020, the Company had not established any reserves for, nor recorded any unrecognized tax benefits related to, uncertain tax positions.
When necessary, the Company would include interest assessed by taxing authorities in “Interest expense” and penalties related to income taxes in “Other expense” on its consolidated statements of operations. The Company did not record any interest or penalties related to income taxes for the years ended December 31, 2022, 2021 and 2020.
Allocation of Purchase Price in Business Combinations
As part of the Company’s business strategy, it periodically pursues the acquisition of midstream assets and oil and natural gas properties. The purchase price in a business combination is allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date, which may occur many months after the announcement date. Therefore, while the consideration to be paid may be fixed, the fair value of the assets acquired and liabilities assumed is subject to change during the period between the announcement date and the acquisition date. The most significant estimates in the allocation typically relate to the value assigned to proved oil and natural gas reserves and unproved and unevaluated properties. As the allocation of the purchase price is subject to significant estimates and subjective judgments, the accuracy of this assessment is inherently uncertain.
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
December 31, 2022, 2021 and 2020
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The following are reconciliations of the numerators and denominators used to compute the Company’s basic and diluted earnings per common share as reported for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share data).

	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to Matador Resources Company shareholders — numerator	$1,214,206	$584,968	$(593,205)
Weighted average common shares outstanding — denominator
Basic	118,122	116,999	116,068
Dilutive effect of options and restricted stock units	2,009	2,164	—
Diluted weighted average common shares outstanding	120,131	119,163	116,068
Earnings (loss) per common share attributable to Matador Resources Company shareholders
Basic	$10.28	$5.00	$(5.11)
Diluted	$10.11	$4.91	$(5.11)
A total of 2.5 million options to purchase shares of Matador’s common stock were excluded from the diluted weighted average common shares outstanding for the year ended December 31, 2020 because their effects were anti-dilutive. Additionally, 0.7 million restricted shares, which are participating securities, were excluded from the calculations above for the year ended December 31, 2020 as the security holders do not have the obligation to share in the losses of the Company.
 Credit Risk
The Company’s cash is held in financial institutions and at times these amounts exceed the insurance limits of the Federal Deposit Insurance Corporation. Management believes, however, that the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected.
The Company uses derivative financial instruments to mitigate its exposure to oil, natural gas and NGL price volatility. These transactions expose the Company to potential credit risk from its counterparties. The Company manages counterparty credit risk through established internal derivatives policies that are reviewed on an ongoing basis. Additionally, the Company’s commodity derivative contract at December 31, 2022 was with PNC Bank, which is a lender under the Company’s reserves-based revolving credit agreement.
Accounts receivable constitute the principal component of additional credit risk to which the Company may be exposed. The Company attempts to minimize credit risk exposure to counterparties by monitoring the financial condition and payment history of its purchasers and joint interest partners.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2022, 2021 and 2020
NOTE 3 — PROPERTY AND EQUIPMENT
The following table presents a summary of the Company’s property and equipment balances as of December 31, 2022 and 2021 (in thousands).

	December 31,
	2022	2021
Oil and natural gas properties
Evaluated (subject to amortization)	$6,862,455	$6,007,325
Unproved and unevaluated (not subject to amortization)	977,502	964,714
Total oil and natural gas properties	7,839,957	6,972,039
Accumulated depletion	(4,362,292)	(3,933,355)
Net oil and natural gas properties	3,477,665	3,038,684
Midstream properties
Midstream equipment and facilities	1,057,668	900,979
Accumulated depreciation	(126,706)	(92,574)
Net midstream properties	930,962	808,405
Other property and equipment
Furniture, fixtures and other equipment	13,257	10,923
Software	8,225	8,225
Leasehold improvements	11,365	10,975
Total other property and equipment	32,847	30,123
Accumulated depreciation	(23,277)	(20,527)
Net other property and equipment	9,570	9,596
Net property and equipment	$4,418,197	$3,856,685
 The following table provides a breakdown of the Company’s unproved and unevaluated property costs not subject to amortization as of December 31, 2022 and the year in which these costs were incurred (in thousands).

Description	2022	2021	2020	2019	2018 and prior	Total
Costs incurred for
Property acquisition	$97,748	$110,077	$40,355	$40,140	$606,740	$895,060
Exploration wells	32,364	942	354	802	36	34,498
Development wells	42,543	1,641	1,245	2,506	9	47,944
Total	$172,655	$112,660	$41,954	$43,448	$606,785	$977,502
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
Property acquisition costs incurred that remain in unproved and unevaluated property at December 31, 2022 are related to the Company’s leasehold and mineral acquisitions in the Delaware Basin in Southeast New Mexico and West Texas. These costs are associated with acreage for which proved reserves have yet to be assigned. A significant portion of these costs are associated with properties that are held by production or have automatic lease renewal options. As the Company drills wells and assigns proved reserves to these properties or determines that certain portions of this acreage, if any, cannot be assigned proved reserves, portions of these costs are transferred to the amortization base.
Costs excluded from amortization also include those costs associated with exploration and development wells in progress or awaiting completion at year-end. These costs are transferred into the amortization base on an ongoing basis as these wells are completed and proved reserves are established or confirmed. These costs totaled $82.4 million at December 31, 2022. Of this total, $34.5 million was associated with exploration wells and $47.9 million was associated with development wells. The

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2022, 2021 and 2020
NOTE 3 — PROPERTY AND EQUIPMENT — Continued
Company anticipates that most of the $82.4 million associated with these wells in progress at December 31, 2022 will be transferred to the amortization base during 2023. Unproved and unevaluated property costs for exploration and development wells incurred in years prior to 2022 are costs related to the advanced preparation for wells that the Company intends to drill in the future.
NOTE 4 — LEASES
The Company determines if an arrangement is a lease at inception of the contract. If an arrangement is a lease, the present value of the related lease payments is recorded as a liability, and an equal amount is capitalized as a right of use asset on the Company’s consolidated balance sheets. The Company elected to include payments for non-lease components associated with certain leases when determining the present value of the lease payments. Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s estimated incremental borrowing rate, determined at the lease commencement date using the Company’s average secured borrowing rate, is used to calculate present value. The weighted average estimated incremental borrowing rates used for the year ended December 31, 2022 were 3.68% and 4.20% for operating leases and financing leases, respectively. For these purposes, the lease term includes options to extend the lease when it is reasonably certain that the Company will exercise such option. Leases with terms of 12 months or less at inception are not recorded on the consolidated balance sheets unless there is a significant cost to terminate the lease, including the cost of removal of the leased asset. As the Company is the responsible party under these arrangements, the Company records the resulting assets and liabilities on a gross basis in its consolidated balance sheets.
The following table presents supplemental consolidated statement of operations information related to lease expenses, on a gross basis, for the years ended December 31, 2022 and 2021, respectively (in thousands). Lease payments represent gross payments to vendors, which, for certain of the Company’s operating assets, are partially offset by amounts received from other working interest owners in the Company’s operated wells.

	Year Ended December 31,
	2022	2021
Operating leases
Lease operating	$15,970	$11,393
Plant and other midstream services	285	36
General and administrative	3,266	3,645
Total operating leases(1)	19,521	15,074
Short-term leases
Lease operating	17,437	11,234
Plant and other midstream services	4,359	4,037
General and administrative	34	37
Total short-term leases(2)(3)	21,830	15,308
Financing leases
Depreciation of assets	571	566
Interest on lease liabilities	143	138
Total financing leases	714	704
Total lease expense	$42,065	$31,086
_____________________
(1)     Does not include gross payments related to drilling rig leases of $58.7 million and $31.9 million for the years ended December 31, 2022 and 2021, respectively, that were capitalized and recorded in “Oil and natural gas properties, full-cost method” in the consolidated balance sheets at December 31, 2022 and 2021, respectively.
(2)    These costs are related to leases that are not recorded as right of use assets or lease liabilities in the consolidated balance sheets as they are short-term leases.
(3)    Does not include gross payments related to short-term drilling rig leases and other equipment rentals of $101.5 million and $61.7 million for the years ended December 31, 2022 and 2021, respectively, that were capitalized and recorded in “Oil and natural gas properties, full-cost method” in the consolidated balance sheets at December 31, 2022 and 2021, respectively.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2022, 2021 and 2020
NOTE 4 — LEASES — Continued
The following table presents supplemental consolidated balance sheet information related to leases as of December 31, 2022 and 2021, respectively (in thousands).

	December 31,
	2022	2021
Operating leases
Other long-term assets	$58,798	$29,519
Other current liabilities	$(43,921)	$(19,649)
Other long-term liabilities	(19,532)	(15,340)
Total operating lease liabilities	$(63,453)	$(34,989)

Financing leases
Other property and equipment, at cost	$7,425	$5,914
Accumulated depreciation	(4,470)	(3,485)
Net property and equipment	$2,955	$2,429
Other current liabilities	$(685)	$(378)
Other long-term liabilities	(630)	(45)
Total financing lease liabilities	$(1,315)	$(423)
The following table presents supplemental consolidated cash flow information related to lease payments for the years ended December 31, 2022 and 2021, respectively (in thousands).

	Year Ended December 31,
	2022	2021
Cash paid related to lease liabilities
Operating cash payments for operating leases	$19,290	$14,430
Investing cash payments for operating leases	$58,693	$31,967
Financing cash payments for financing leases	$620	$629

Right of use assets obtained in exchange for lease obligations entered into during the period
Operating leases	$80,254	$18,454
Financing leases	$1,511	$2,241
The following table presents the maturities of lease liabilities at December 31, 2022 (in years).

Weighted-Average Remaining Lease Term	December 31, 2022
Operating leases	1.8
Financing leases	2.4

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2022, 2021 and 2020
NOTE 4 — LEASES — Continued
The following table presents a schedule of future minimum lease payments required under all lease agreements as of December 31, 2022 (in thousands).

	December 31, 2022
	Operating Leases	Financing Leases
2023	$43,921	$685
2024	12,443	541
2025	6,218	309
2026	2,708	—
2027	572	—
Thereafter	—	—
Total lease payments	65,862	1,535
Less imputed interest	(2,409)	(220)
Total lease obligations	63,453	1,315
Less current obligations	(43,921)	(685)
Long-term lease obligations	$19,532	$630
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
The following table summarizes the changes in the Company’s asset retirement obligations for the years ended December 31, 2022 and 2021 (in thousands).

	Year Ended December 31,
	2022	2021
Beginning asset retirement obligations	$41,959	$38,542
Liabilities incurred during period	4,069	2,294
Liabilities settled during period	(1,198)	(151)
Revisions in estimated cash flows	10,794	86
Divestitures during the period	(4,304)	(880)
Accretion expense	2,421	2,068
Ending asset retirement obligations	53,741	41,959
Less: current asset retirement obligations(1)	(756)	(270)
Long-term asset retirement obligations	$52,985	$41,689
__________________
(1)Included in “Accrued liabilities” in the Company’s consolidated balance sheets at December 31, 2022 and 2021.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2022, 2021 and 2020
NOTE 6 — BUSINESS COMBINATIONS AND DIVESTITURES
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
As consideration for the business combination, the Company paid approximately $161.7 million in cash, subject to certain customary post-closing working capital adjustments, including adjusting for production, revenues, operating expenses and capital expenditures from August 1, 2021 to closing. In addition, the Company increased the purchase price by $5.0 million for each quarter during 2022 in which the average oil price, as defined in the purchase and sale agreement, was greater than $75.00 per barrel. The Company recorded this contingent consideration at fair value on the date of the business combination and recorded the change in the fair value in future periods as “Other income (expense)” in its consolidated statements of operations. The change in the fair value of the contingent consideration included in “Other expense” during the years ended December 31, 2022 and 2021 was $11.8 million and $1.5 million, respectively. During the year ended December 31, 2022, the Company paid $15.0 million in cash related to this contingent consideration. The remaining payment of $5.0 million was made in the first quarter of 2023. The Company used the Monte Carlo simulation method to measure the fair value of the contingent consideration, which has unobservable inputs and is thus classified at Level 3 in the fair value hierarchy (see Note 13 for discussion of the fair value hierarchy).
The allocation of the consideration given related to this business combination was as follows (in thousands), which the Company considered to be final as of September 30, 2022.

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

On June 30, 2022, the Company acquired a cryogenic gas processing plant, three compressor stations and approximately 45 miles of natural gas gathering pipelines in Lea and Eddy Counties, New Mexico as part of the acquisition (the “Pronto Acquisition”) of a wholly-owned subsidiary of Summit Midstream Partners, LP that was subsequently renamed Pronto. This acquisition was also accounted for as a business combination in accordance with ASC Topic 805. In addition, the Company assumed certain takeaway capacity on a Federal Energy Regulatory Commission regulated natural gas pipeline. As consideration for the business combination, the Company paid approximately $77.8 million in cash, subject to certain customary post-closing purchase price adjustments. The pro forma impact of this business combination to revenues and net income for 2022 would not be material to the Company’s 2022 revenues and net income as reported.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2022, 2021 and 2020
NOTE 6 — BUSINESS COMBINATIONS AND DIVESTITURES — Continued
The allocation of the consideration given related to this business combination was as follows (in thousands), which the Company considered to be final as of December 31, 2022.

Consideration given	Allocation
Total cash consideration given	$77,828

Allocation of purchase price
Cash acquired	$2,012
Property, plant & equipment	74,100
Accounts receivable	6,093
Other assets	296
Accrued liabilities	(4,673)
Net assets acquired	$77,828

Joint Ventures
At December 31, 2022, the Company owned 51% of San Mateo, a midstream joint venture with a subsidiary of Five Point Energy LLC (“Five Point”) in portions of Eddy County, New Mexico and Loving County, Texas. At December 31, 2022, Five Point owned the remaining 49% of San Mateo. The midstream assets include (i) the Black River Processing Plant, (ii) 15 salt water disposal wells and associated commercial salt water disposal facilities and (iii) approximately 415 miles of oil gathering and transportation pipelines, natural gas gathering pipelines and produced water pipelines. The Company operates San Mateo, and San Mateo is consolidated in the Company’s financial statements, with Five Point’s interest being accounted for as a non-controlling interest.
As part of the joint venture agreements with Five Point, the Company had the potential to earn two different sets of performance incentives. These performance incentives are recorded as additional contributions related to the formation of San Mateo as they are received. Beginning in 2017, the Company had the potential to earn up to $73.5 million in performance incentives related to the Company’s performance in its Rustler Breaks asset area in Eddy County and its Wolf asset area in Loving County over a five-year period, which in October 2020 was extended by an additional year to January 31, 2023. At February 21, 2023, the Company had earned all of the potential $73.5 million in performance incentives. Five Point had paid $14.7 million in performance incentives in each of the first quarters of 2018, 2019, 2020 and 2021 and the remaining $14.7 million in performance incentives is expected to be paid during the first quarter of 2023. Beginning in 2019, the Company had the potential to earn up to $150.0 million in additional deferred performance incentives in its Stebbins area and surrounding leaseholds in the southern portion of its Arrowhead asset area (the “Greater Stebbins Area”) and Stateline asset area through mid-2024, of which the Company has earned $62.2 million, plus additional performance incentives for securing volumes from third-party customers. During the years ended December 31, 2022 and 2021, Five Point paid $28.3 million and $33.9 million in these additional performance incentives. Both of these performance incentives are recorded when received, net of the $5.9 million and $3.6 million deferred tax impact to Matador for the years ended December 31, 2022 and 2021, respectively, in “Additional paid-in-capital” in the Company’s consolidated balance sheets.
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
During the years ended December 31, 2022, 2021 and 2020, San Mateo distributed $89.5 million, $64.5 million and $47.4 million respectively, to the Company and $86.0 million, $62.0 million and $45.6 million, respectively, to Five Point. During the years ended December 31, 2022 and 2021, neither the Company nor Five Point contributed cash to San Mateo. During the year ended December 31, 2020, the Company contributed $75.0 million and Five Point contributed $119.7 million of cash to San Mateo, of which $23.1 million was paid to carry Matador’s proportionate interest in San Mateo Midstream II, LLC (“San Mateo II”). Five Point agreed to carry a portion of Matador’s proportionate interest as part of the formation agreement for San Mateo II. The amount that Five Point paid to carry Matador’s proportionate interest in San Mateo was recorded in “Additional paid-in capital” in the Company’s consolidated balance sheets at December 31, 2020, net of the

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2022, 2021 and 2020
NOTE 6 — BUSINESS COMBINATIONS AND DIVESTITURES — Continued
$4.8 million deferred tax impact to Matador related to this equity contribution. San Mateo II was merged with and into San Mateo effective October 1, 2020.
Divestitures
During 2022 and 2021, the Company converted approximately $46.5 million and $4.2 million, respectively, of non-core assets to cash. These properties were primarily located in South Texas and Northwest Louisiana.
NOTE 7 — DEBT
At December 31, 2022, the Company had (i) $699.2 million of outstanding senior notes due 2026, (ii) no borrowings outstanding under its reserves-based revolving credit facility and (iii) approximately $45.6 million in outstanding letters of credit issued pursuant to its revolving credit facility. During the first quarter of 2022, the Company’s approximately $7.5 million unsecured U.S. Small Business Administration loan, which was issued through Iberiabank in April 2020 as part of the Paycheck Protection Program, was forgiven in full under the terms of the loan agreement and recorded as a gain on the extinguishment of debt within “Other expense” on the unaudited consolidated statement of operations. During the year ended December 31, 2022, the Company repurchased an aggregate principal amount of $350.8 million of its Notes for $344.3 million.
At December 31, 2022, San Mateo had $465.0 million in borrowings outstanding under its revolving credit facility and approximately $9.0 million in outstanding letters of credit issued pursuant to its revolving credit facility.
Credit Agreements
MRC Energy Company
On November 18, 2021, the Company entered into its Fourth Amended and Restated Credit Agreement with the lenders party thereto, led by Royal Bank of Canada (“RBC”) as administrative agent (the “Credit Agreement”). MRC Energy Company (“MRC”), a subsidiary of Matador that directly or indirectly holds the ownership interests in the Company’s other operating subsidiaries, other than its less-than-wholly-owned subsidiaries, is the borrower under the Credit Agreement. Borrowings are secured by mortgages on at least 85% of MRC’s and the Restricted Subsidiaries’ (as defined in the Credit Agreement) proved oil and natural gas properties and by the equity interests of certain of MRC’s wholly-owned subsidiaries, which are also guarantors. San Mateo and its subsidiaries and Pronto are not guarantors of the Credit Agreement. In addition, all obligations under the Credit Agreement are guaranteed by Matador, the parent corporation. Various commodity hedging agreements with certain of the lenders under the Credit Agreement (or affiliates thereof) are also secured by the collateral of and guaranteed by certain eligible subsidiaries of MRC. The Credit Agreement matures on October 31, 2026 or, if earlier, the date that is 180 days prior to the earliest stated redemption date of any senior notes of the Company with an outstanding principal balance in excess of $25.0 million.
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
In April 2022, the lenders completed their review of the Company’s proved oil and natural gas reserves, and, as a result, the borrowing base was increased from $1.35 billion to $2.00 billion, the borrowing commitment was increased from $700.0 million to $775.0 million and the maximum facility amount remained $1.50 billion. In addition, the terms of the Credit Agreement were amended to increase the sublimit for issuances of letters of credit under the Credit Agreement from $50 million to $100 million and replace the London Interbank Offered Rate (“LIBOR”) interest rate benchmark with a secured overnight financing rate administered by the Federal Reserve Bank of New York (“Adjusted Term SOFR”) (as defined in the Credit Agreement) interest rate benchmark. This April 2022 redetermination constituted the regularly scheduled May 1 redetermination.
In November 2022, the lenders completed their review of the Company’s proved oil and natural gas reserves, and, as a result, the borrowing base was increased from $2.00 billion to $2.25 billion. The Company elected to keep the borrowing commitment at $775.0 million, and the maximum facility amount remained $1.50 billion. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected borrowing commitment (subject to compliance with the covenants noted below).
In the event of an increase in the elected commitment, the Company is required to pay a fee to the lenders equal to a percentage of the amount of the increase, which is determined based on market conditions at the time of the increase. If, upon a

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2022, 2021 and 2020
NOTE 7 — DEBT — Continued
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
Total deferred loan costs were $3.2 million at December 31, 2022, and these costs are being amortized over the term of the Credit Agreement. At December 31, 2022, the Company had no borrowings outstanding under the Credit Agreement and approximately $45.6 million in outstanding letters of credit issued pursuant to the Credit Agreement. If the Company were to borrow funds under the Credit Agreement, the applicable margin that would be added to Adjusted Term SOFR would have been 1.75% at December 31, 2022.
After giving effect to the amendment to the Credit Agreement, the applicable interest rate margin for borrowings under the Credit Agreement ranges from 1.75% to 2.75% per annum for borrowings bearing interest with reference to the Adjusted Term SOFR and from 0.75% to 1.75% per annum for borrowings bearing interest with reference to the Alternate Base Rate (as defined in the Credit Agreement), in each case depending on the level of borrowings under the Credit Agreement. In addition, the Adjusted Term SOFR includes a credit spread adjustment of 0.10% per annum for all interest periods. The interest period for Adjusted Term SOFR borrowings may be one, three or six months as designated by MRC. If MRC has outstanding borrowings under the Credit Agreement and interest rates increase, so will MRC’s interest costs, which may have a material adverse effect on the Company’s results of operations and financial condition.
A commitment fee of 0.375% to 0.50% per annum, depending on the level of borrowings under the Credit Agreement, is also paid quarterly in arrears. The Company includes this commitment fee, any amortization of deferred financing costs (including origination, borrowing base increase and amendment fees) and annual agency fees, if any, as interest expense and in its interest rate calculations and related disclosures. The Credit Agreement requires the Company to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities under the Credit Agreement, of not less than 1.0 to 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $75 million of unrestricted cash and cash equivalents) divided by a rolling four quarter EBITDA calculation, of 3.50 to 1.0 or less at the end of each fiscal quarter.
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
If an event of default exists under the Credit Agreement, the lenders will be able to terminate their commitments, accelerate the maturity of the borrowings and exercise other rights and remedies. Events of default include, but are not limited to, the following events:
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

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2022, 2021 and 2020
NOTE 7 — DEBT — Continued
The Company believes that it was in compliance with the terms of the Credit Agreement at December 31, 2022.
San Mateo Midstream, LLC
On December 19, 2018, San Mateo entered into a credit facility with the lenders party thereto, currently led by Truist Bank as administrative agent (the “San Mateo Credit Facility”). In December 2022, the lenders under the San Mateo Credit Facility extended the maturity of the facility from December 19, 2023 to December 9, 2026 and increased the lender commitments from $450.0 million to $485.0 million. In addition, the lenders agreed to refresh the San Mateo Credit Facility’s accordion feature, which could expand lender commitments to up to $735.0 million. The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries, but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property.
Total deferred loan costs were $3.9 million at December 31, 2022, and these costs are being amortized over the term of the San Mateo Credit Facility. San Mateo’s effective interest rate under the San Mateo Credit Facility was 6.7% at December 31, 2022. At December 31, 2022, San Mateo had $465.0 million in borrowings outstanding under the San Mateo Credit Facility and $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Between December 31, 2022 and February 21, 2023, San Mateo repaid $30.0 million of borrowings outstanding under the San Mateo Credit Facility.
Borrowings under the San Mateo Credit Facility may be in the form of a base rate loan or an Adjusted Term SOFR loan. If San Mateo borrows funds as a base rate loan, such borrowings will bear interest at a rate equal to the greatest of (i) the prime rate for such day, (ii) the Federal Funds Effective Rate (as defined in the San Mateo Credit Facility) on such day, plus 0.50%, and (iii) the Adjusted Term SOFR Rate (as defined in the San Mateo Credit Facility) for a one month tenor plus 1.0%, plus, in each case, an amount ranging from 1.25% to 2.25% per annum depending on San Mateo’s Consolidated Total Leverage Ratio (as defined in the San Mateo Credit Facility). If San Mateo borrows funds as an Adjusted Term SOFR loan, such borrowings will bear interest at a rate equal to (x) the Adjusted Term SOFR Rate for the chosen interest period plus (y) an amount ranging from 2.25% to 3.25% per annum depending on San Mateo’s Consolidated Total Leverage Ratio. If San Mateo has outstanding borrowings under the San Mateo Credit Facility and interest rates increase, so will San Mateo’s interest costs, which may have a material adverse effect on San Mateo’s results of operations and financial condition.
A commitment fee of 0.30% to 0.50% per annum, depending on San Mateo’s Consolidated Total Leverage Ratio, is also paid quarterly in arrears. The Company includes this commitment fee, any amortization of deferred financing costs (including origination and amendment fees) and annual agency fees, if any, as interest expense and in its interest rate calculations and related disclosures. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility.
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
•engage in certain asset dispositions, including a sale of all or substantially all of San Mateo’s assets; and
•issue equity interests in San Mateo or its restricted subsidiaries.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2022, 2021 and 2020
NOTE 7 — DEBT — Continued
If an event of default exists under the San Mateo Credit Facility, the lenders will be able to terminate their commitments, accelerate the maturity of the borrowings and exercise other rights and remedies. Events of default include, but are not limited to, the following events:
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
The Company believes that San Mateo was in compliance with the terms of the San Mateo Credit Facility at December 31, 2022.
Senior Unsecured Notes
At December 31, 2022, the Company had $699.2 million of outstanding 5.875% senior notes due 2026 that were registered under the Securities Act and mature September 15, 2026 (the “Notes”). Interest is payable on the Notes semi-annually in arrears on each March 15 and September 15. The Notes are jointly and severally guaranteed on a senior unsecured basis by certain subsidiaries of the Company (the “Guarantors”). San Mateo and its subsidiaries and Pronto are not Restricted Subsidiaries (as defined in the Indenture) or Guarantors of the Notes. During the year ended December 31, 2022, the Company repurchased an aggregate principal amount of $350.8 million of its Notes for $344.3 million.
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
Subject to certain exceptions, the Indenture contains various covenants that limit the Company’s and its Restricted Subsidiaries’ ability to take certain actions, including, but not limited to, the following:
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
December 31, 2022, 2021 and 2020
NOTE 7 — DEBT — Continued
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
Debt Maturities
The Credit Agreement matures on October 31, 2026. The outstanding borrowings of $465.0 million at December 31, 2022 under the San Mateo Credit Facility mature on December 9, 2026. The $699.2 million of outstanding Notes at December 31, 2022 mature on September 15, 2026.
NOTE 8 — INCOME TAXES
Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company’s net deferred tax position as of December 31, 2022 and 2021 is as follows (in thousands).

	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$12,874	$129,651
Unrealized loss on derivatives	—	3,729
Percentage depletion carryover	8	1,770
Compensation	14,184	9,838
Lease liabilities	12,585	4,866
Other	1,926	9,410
Total deferred tax assets	41,577	159,264
Valuation allowance on deferred tax assets	(11,322)	(10,599)
Total deferred tax assets, net of valuation allowance	30,255	148,665
Deferred tax liabilities
Unrealized gain on derivatives	(995)	—
Property and equipment	(368,283)	(179,153)
Less than wholly-owned subsidiaries	(63,388)	(39,900)
Lease right of use assets	(12,585)	(4,866)
Other	(13,355)	(2,684)
Total deferred tax liabilities	(458,606)	(226,603)
Net deferred tax liabilities	$(428,351)	$(77,938)
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

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2022, 2021 and 2020
NOTE 8 — INCOME TAXES — Continued
The current income tax provision and the deferred income tax provision for the years ended December 31, 2022, 2021 and 2020 were comprised of the following (in thousands).

	Year Ended December 31,
	2022	2021	2020
Current income tax provision
Federal income tax	$31,335	$—	$—
State income tax	23,542	—	—
Net current income tax provision	$54,877	$—	$—
Deferred income tax provision (benefit)
Federal income tax	$302,486	$44,883	$(25,675)
State income tax	41,994	29,827	(19,924)
Net deferred income tax provision (benefit)	$344,480	$74,710	$(45,599)
Reconciliations of the tax expense (benefit) computed at the statutory federal rate to the Company’s total income tax provision (benefit) for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands).

	Year Ended December 31,
	2022	2021	2020
Federal tax expense (benefit) at statutory rate(1)	$353,992	$150,223	$(125,823)
State income tax expense (benefit)	59,870	26,646	(20,607)
Permanent differences	(15,227)	(2,078)	(3,114)
Change in federal valuation allowance	—	(103,262)	103,262
Change in state valuation allowance	722	3,181	683
Total income tax provision (benefit)	$399,357	$74,710	$(45,599)
__________________
(1)The statutory federal tax rate was 21% for the years ended December 31, 2022, 2021 and 2020.
The Company files a United States federal income tax return and several state tax returns, a number of which remain open for examination. The earliest tax year open for examination for the federal, the State of New Mexico and the State of Louisiana tax returns is 2019. The earliest tax year open for examination for the State of Texas tax return is 2018.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained by examination. Therefore, at December 31, 2022, the Company had not established any reserves for, nor recorded any unrecognized benefits related to, uncertain tax positions.
NOTE 9 — STOCK-BASED COMPENSATION
In 2012, the Company’s Board of Directors (the “Board”) adopted and shareholders approved the 2012 Incentive Plan. The 2012 Incentive Plan provided for a maximum of 8,700,000 shares of common stock in the aggregate that could be issued pursuant to options, restricted stock, stock appreciation rights, restricted stock units or other performance award grants.
In 2019, the Board adopted and shareholders approved the 2019 Incentive Plan. In April 2022, the Board adopted, subject to shareholder approval, the first amendment to the 2019 Long-Term Incentive Plan, authorizing an additional 3,725,000 shares of common stock for issuance to employees, directors, contractors or advisors of the Company. In June 2022, the Company’s shareholders approved such amendment. As of December 31, 2022, the 2019 Incentive Plan provided for a maximum of 4,174,443 shares of common stock in the aggregate that may be issued pursuant to grants of options, restricted stock, stock appreciation rights, restricted stock units or other performance award grants. The persons eligible to receive awards under the 2019 Incentive Plan include employees, directors, contractors or advisors of the Company. The primary purpose of the 2019 Incentive Plan is to attract and retain key employees, directors, contractors or advisors of the Company. With the adoption of the 2019 Incentive Plan, the Company does not expect to make any future awards under the 2012 Incentive Plan, but the 2012 Incentive Plan will remain in place until all awards outstanding under that plan have been settled.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2022, 2021 and 2020
NOTE 9 — STOCK-BASED COMPENSATION — Continued
The 2012 Incentive Plan and 2019 Incentive Plan are administered by the independent members of the Board, who, upon recommendation of the Strategic Planning and Compensation Committee of the Board, determine the number of options, restricted shares or other awards to be granted, the effective dates, the terms of the grants and the vesting periods. The Company typically uses newly issued shares of common stock to satisfy option exercises or restricted share grants.
During the years ended December 31, 2022, 2021 and 2020, the Company granted both equity-based and liability-based awards under the 2019 Incentive Plan. The fair value of equity-based awards is fixed at the grant date, while the fair value of liability-based awards is remeasured at each reporting period.
In April 2022, the Board adopted, subject to shareholder approval, an Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to encourage and enable the Company’s eligible employees to acquire an interest in the Company through the ownership of common stock. In June 2022, the Company’s shareholders approved and authorized a maximum of 4.0 million shares of common stock to be purchased under the ESPP. At December 31, 2022, the Company had 3,977,456 remaining shares available for issuance under the ESPP.
Stock Options
Under the 2012 Incentive Plan and the 2019 Incentive Plan, stock option awards have been granted and are outstanding to purchase the Company’s common stock at an exercise price equal to the fair market value on the date of grant, a typical vesting period of three or four years and a typical maximum term of five, six or 10 years. The 2012 Incentive Plan defines fair market value as the closing price of Matador’s common stock on the date of grant. Under the 2019 Incentive Plan, such fair market value of a stock option is determined using the closing price of Matador’s common stock on the trading day prior to the date of grant. The Company did not grant stock option awards during the years ended December 31, 2022, 2021 and 2020.
Summarized information about stock options outstanding at December 31, 2022 under the 2012 Incentive Plan and the 2019 Incentive Plan (collectively, the “LTIPs”) is as follows.

	Number of options (in thousands)	Weighted average exercise price
Options outstanding at December 31, 2021	603	$22.92
Options granted	—	$—
Options exercised	(445)	$24.35
Options forfeited	(8)	$14.80
Options expired	—	$—
Options outstanding at December 31, 2022	150	$19.11

	Options outstanding at December 31, 2022			Options exercisable at December 31, 2022
Range of exercise prices	Shares outstanding (in thousands)	Weighted average remaining contractual life	Weighted average exercise price	Shares exercisable (in thousands)	Weighted average exercise price
$14.48 - $14.80	103	2.66	$14.80	103	$14.80
$26.86 - $29.68	47	0.74	$28.60	47	$28.60
At December 31, 2022, the aggregate intrinsic value for both outstanding and exercisable options was $5.7 million, based on the closing price of Matador’s common stock on the appropriate date under the LTIPs. The remaining weighted average contractual term of exercisable options at December 31, 2022 was 2.06 years.
The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $14.4 million, $15.8 million and $0.3 million, respectively. At December 31, 2022, the Company did not have any unvested stock options or unrecognized compensation expense associated with unvested stock options.
The fair value of options vested during 2022, 2021 and 2020 was $0.8 million, $3.0 million and $6.7 million, respectively.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2022, 2021 and 2020
NOTE 9 — STOCK-BASED COMPENSATION — Continued
Service-Based Restricted Stock, Restricted Stock Units and Common Stock
The Company has granted stock, restricted stock and restricted stock unit awards to employees, consultants, outside directors and advisors of the Company under the LTIPs. The stock and restricted stock are issued upon grant, with the restrictions, if any, being removed upon vesting. The equity-based restricted stock units are issued upon vesting, unless the recipient makes an election to defer issuance for a set term after vesting. Liability-based restricted stock units are settled in cash upon vesting. Restricted stock and restricted stock units granted in 2022, 2021 and 2020 were service-based awards, which will settle in cash or equity, and vest over a one-year to three-year period. Performance-based restricted stock units granted in 2022 and 2021 vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year periods ending December 31, 2024 and 2023, respectively, as compared to a designated peer group, and will be settled in equity.
Equity-Based
A summary of the non-vested equity-based restricted stock and restricted stock units as of December 31, 2022 is presented below (in thousands, except fair value).

	Restricted Stock		Restricted Stock Units
	Service Based		Service Based		Performance Based
Non-vested restricted stock and restricted stock units	Shares	Weighted average fair value	Shares	Weighted average fair value	Shares	Weighted average fair value
Non-vested at December 31, 2021	589	$24.59	33	$33.39	963	$20.26
Granted	236	$45.58	16	$66.16	230	$65.49
Vested(1)	(126)	$24.07	(33)	$33.39	(597)	$1.74
Forfeited	(41)	$19.12	—	$—	—	$—
Non-vested at December 31, 2022	658	$24.59	16	$66.16	596	$56.31
__________________
(1)On December 31, 2022, 597,414 of the performance-based awards that were granted in 2020 vested. The vested units earned 175% for each vested award representing 1,045,472 aggregate shares of common stock, which were issued on December 31, 2022.
Liability-Based
A summary of the non-vested liability-based restricted stock units as of December 31, 2022 is presented below (in thousands).

Non-vested restricted stock units	Shares
Non-vested at December 31, 2021	1,102
Granted	226
Vested	(587)
Forfeited	(19)
Non-vested at December 31, 2022	722
During the years ended December 31, 2022, 2021 and 2020, the Company settled 587,251, 487,252 and 226,363 liability-based awards, respectively, for $30.8 million, $12.4 million and $2.4 million in cash, respectively.
At December 31, 2022, the aggregate intrinsic value for the restricted stock and restricted stock units outstanding was $114.1 million, of which $41.3 million is expected to be settled in cash as calculated based on the maximum number of shares of restricted stock units vesting, based on the closing price of Matador’s common stock on the appropriate date under the LTIPs.
At December 31, 2022, the total remaining unrecognized compensation expense related to unvested restricted stock and restricted stock units was approximately $56.1 million, of which $23.4 million is expected to be settled in cash, based on the

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2022, 2021 and 2020
NOTE 9 — STOCK-BASED COMPENSATION — Continued
closing price of Matador’s common stock on the appropriate date under the LTIPs. The weighted average remaining requisite service period (vesting period) of all non-vested restricted stock and restricted stock units was 1.7 years.
The fair value of restricted stock and restricted stock units vested during 2022, 2021 and 2020 was $99.6 million, $51.9 million and $8.4 million, respectively.
Summary
During the years ended December 31, 2022, 2021 and 2020, the total expense attributable to stock options was $0.5 million, $1.0 million and $3.4 million, respectively. During the years ended December 31, 2022, 2021 and 2020, the total expense attributable to restricted stock and restricted stock units was $51.6 million, $36.3 million and $17.7 million, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company capitalized $5.0 million, $7.2 million and $3.6 million, respectively, related to stock-based compensation and expensed the remaining $47.1 million, $30.0 million and $17.6 million, respectively.
The total tax benefit recognized for all stock-based compensation was $11.0 million, $7.9 million and $4.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
NOTE 10 — EMPLOYEE BENEFIT PLANS
401(k) Plan
All full-time Company employees are eligible to join the Company’s defined contribution retirement plan the first day of the calendar month immediately following their date of employment. Each employee may contribute up to the maximum allowable under the Internal Revenue Code. Each year, the Company makes a contribution to the plan that equals 3% of the employee’s annual compensation, up to the maximum allowable under the Internal Revenue Code, referred to as the Employer’s Safe Harbor Non-Elective Contribution, which totaled $1.8 million, $1.6 million and $1.4 million in 2022, 2021 and 2020, respectively. In addition, each year, the Company may make a discretionary matching contribution, as well as additional contributions. The Company’s discretionary matching contributions totaled $2.3 million, $2.1 million and $1.8 million in 2022, 2021 and 2020, respectively. The Company made no additional contributions in any reporting period presented.
NOTE 11 — EQUITY
Common Stock Dividend
In February 2022 and April 2022, the Board declared quarterly cash dividends of $0.05 per share of common stock, each of which totaled $5.9 million and were paid on March 14, 2022 and June 3, 2022, respectively. In June 2022, the Board amended the Company’s dividend policy to increase the quarterly dividend to $0.10 per share of common stock. In July 2022 and October 2022, the Board declared quarterly cash dividends of $0.10 per share of common stock, each of which totaled $11.7 million and were paid on September 1, 2022 and December 1, 2022, respectively. In December 2022, the Board amended the Company’s dividend policy to increase the quarterly dividend to $0.15 per share of common stock for future dividend payments. On February 15, 2023, the Board declared a quarterly cash dividend of $0.15 per share of common stock payable on March 9, 2023 to shareholders of record as of February 27, 2023. The Board declared a quarterly cash dividend of $0.025 per share of common stock in each of the first three quarters of 2021 and, in the fourth quarter of 2021, the Board declared a quarterly cash dividend of $0.05 per share of common stock. Total cash dividends declared and paid totaled $35.2 million and $14.6 million, respectively, during the years December 31, 2022 and 2021. There were no cash dividends declared or paid prior to 2021.
Treasury Stock
On October 20, 2022, October 21, 2021 and October 22, 2020, Matador’s Board of Directors canceled all of the shares of treasury stock outstanding as of September 30, 2022, 2021 and 2020, respectively. These shares were restored to the status of authorized but unissued shares of common stock of the Company.
The shares of treasury stock outstanding at December 31, 2022, 2021 and 2020 represent forfeitures of non-vested restricted stock awards and forfeitures of fully vested restricted stock awards due to net share settlements with employees.

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
At December 31, 2022, the Company had one costless collar open and in place to mitigate its exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and price floor and ceiling. At December 31, 2022, the contract was set to expire during the first quarter of 2023. The Company had no open contracts associated with oil or NGL prices at December 31, 2022.
 The following is a summary of the Company’s open costless collar contract at December 31, 2022.

		Notional Quantity (MMBtu)	Weighted Average Price Floor ($/MMBtu)	Weighted Average Price Ceiling ($/MMBtu)	Fair Value of Asset (Liability) (thousands)

Commodity	Calculation Period
Natural Gas	01/01/2023 - 03/31/2023	2,400,000	$6.00	$14.00	3,931
Total open costless collar contracts					$3,931
Between December 31, 2022 and February 21, 2023, the Company entered into a Waha-Henry Hub basis swap contract for natural gas. The basis swap contract included approximately 16,700,000 MMBtu for February 2023 to December 2023 with a fixed price of ($1.85) per MMBtu.
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
December 31, 2022, 2021 and 2020
NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the consolidated balance sheets as of December 31, 2022 and December 31, 2021 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the consolidated balance sheets	Net amounts presented in the consolidated balance sheets
December 31, 2022
Current assets	$3,931	$—	$3,931
Current liabilities	—	—	—
Total	$3,931	$—	$3,931
December 31, 2021
Current assets	$215,145	$(213,174)	$1,971
Current liabilities	(230,023)	213,174	(16,849)
Total	$(14,878)	$—	$(14,878)

The following table summarizes the location and aggregate gain (loss) of all derivative financial instruments recorded in the consolidated statements of operations for the periods presented (in thousands).

		Year Ended December 31,
Type of Instrument	Location in Statements of Operations	2022	2021	2020
Derivative Instrument
Oil	Revenues: Realized (loss) gain on derivatives	$(75,806)	$(194,058)	$38,937
Natural Gas	Revenues: Realized loss on derivatives	(81,677)	(26,047)	—
Realized (loss) gain on derivatives		(157,483)	(220,105)	38,937
Oil	Revenues: Unrealized gain (loss) on derivatives	14,727	26,857	(37,703)
Natural Gas	Revenues: Unrealized gain (loss) on derivatives	4,082	(5,846)	5,695
Unrealized gain (loss) on derivatives		18,809	21,011	(32,008)
Total		$(138,674)	$(199,094)	$6,929

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2022, 2021 and 2020
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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of December 31, 2022 and 2021 (in thousands).

	Fair Value Measurements at December 31, 2022 using
Description
	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Natural gas derivatives	$—	$3,931	$—	$3,931
Total	$—	$3,931	$—	$3,931

	Fair Value Measurements at December 31, 2021 using
Description
	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil derivatives and basis swaps	$—	$(14,727)	$—	$(14,727)
Natural gas derivatives	—	(151)	—	(151)
Contingent consideration related to business combination	—	—	(8,203)	$(8,203)
Total	$—	$(14,878)	$(8,203)	$(23,081)
Additional disclosures related to derivative financial instruments are provided in Note 12.
Other Fair Value Measurements
 At December 31, 2022 and 2021, the carrying values reported on the consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners and other current liabilities approximated their fair values due to their short-term maturities.
At December 31, 2022 and 2021, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
At December 31, 2022 and 2021, the fair value of the Notes was $675.7 million and $1.08 billion, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination, lease and well equipment inventory when the market value is determined to be lower than the cost of

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2022, 2021 and 2020
NOTE 13 — FAIR VALUE MEASUREMENTS — Continued
the inventory and other property and equipment that are reduced to fair value when they are impaired or held for sale. The Company recorded no impairment to its lease and well equipment inventory or other property and equipment in 2022 and 2021.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Produced Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and produced water from certain portions of its acreage for gathering, transportation, processing, fractionation, sales and disposal. The Company paid approximately $48.3 million and $48.7 million for deliveries under these agreements during the years ended December 31, 2022 and 2021, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at December 31, 2022, the total deficiencies required to be paid by the Company under these agreements would be approximately $541.1 million.
San Mateo Commitments
The Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks and Wolf asset areas and acreage in the Greater Stebbins Area and the Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, the Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements (collectively with the transportation, gathering and produced water disposal agreements, the “Operational Agreements”). San Mateo provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The remaining minimum contractual obligation under the Operational Agreements at December 31, 2022 was approximately $292.0 million.
Other Commitments
The Company does not own or operate its own drilling rigs, but instead enters into contracts with third parties for such drilling rigs. These contracts establish daily rates for the drilling rigs and the term of the Company’s commitment for the drilling services to be provided. The Company would incur a termination obligation if the Company elected to terminate a contract and if the drilling contractor were unable to secure replacement work for the contracted drilling rigs at the same daily rates being charged to the Company prior to the end of their respective contract terms. The Company’s undiscounted minimum outstanding aggregate termination obligations under its drilling rig contracts were approximately $17.7 million at December 31, 2022.
At December 31, 2022, the Company had outstanding commitments to participate in the drilling and completion of various non-operated wells. If all of these wells are drilled and completed as proposed, the Company’s undiscounted minimum outstanding aggregate commitments for its participation in these non-operated wells were approximately $26.0 million at December 31, 2022. The Company expects these costs to be incurred within the next year.
At December 31, 2022, the Company had outstanding commitments of $29.8 million to purchase 12 compressors to be utilized in San Mateo and Pronto operations. The Company expects these costs to be incurred within the next year.
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

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2022, 2021 and 2020
NOTE 15 — SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at December 31, 2022 and 2021 (in thousands).

	December 31,
	2022	2021
Accrued evaluated and unproved and unevaluated property costs	$112,766	$128,598
Accrued midstream properties costs	11,623	7,799
Accrued lease operating expenses	46,975	32,182
Accrued interest on debt	10,461	18,232
Accrued asset retirement obligations	756	270
Accrued partners’ share of joint interest charges	42,199	17,460
Accrued payable related to purchased natural gas	11,158	11,284
Other	25,372	37,458
Total accrued liabilities	$261,310	$253,283
Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the years ended December 31, 2022, 2021 and 2020 (in thousands).

	Year Ended December 31,
	2022	2021	2020
Cash paid for income taxes	$63,500	$—	$—
Cash paid for interest expense, net of amounts capitalized	$72,561	$74,843	$76,880
Increase (decrease) in asset retirement obligations related to mineral properties	$9,111	$1,091	$(208)
Increase in asset retirement obligations related to midstream properties	$251	$257	$690
(Decrease) increase in liabilities for drilling, completion and equipping capital expenditures	$(13,304)	$80,255	$(26,126)
(Decrease) increase in liabilities for acquisition of oil and natural gas properties	$(2,531)	$2,981	$(2,346)
Increase (decrease) in liabilities for midstream capital expenditures	$3,824	$(4,478)	$(33,609)
Stock-based compensation expense recognized as liability	$31,906	$24,494	$3,702
Transfer of inventory from (to) oil and natural gas properties	$148	$(398)	$608
The following table provides a reconciliation of cash and restricted cash recorded in the consolidated balance sheets to cash and restricted cash as presented on the consolidated statements of cash flows (in thousands).

	Year Ended December 31,
	2022	2021	2020
Cash	$505,179	$48,135	$57,916
Restricted cash	42,151	38,785	33,467
Total cash and restricted cash	$547,330	$86,920	$91,383

NOTE 16 — SEGMENT INFORMATION
The Company operates in two business segments: (i) exploration and production and (ii) midstream. The exploration and production segment is engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States and is currently focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. The midstream segment conducts midstream operations in support of the Company’s exploration, development and production operations and provides

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2022, 2021 and 2020
NOTE 16 — SEGMENT INFORMATION — Continued
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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Year Ended December 31, 2022
Oil and natural gas revenues	$2,897,336	$8,402	$—	$—	$2,905,738
Midstream services revenues	—	298,184	—	(207,578)	90,606
Sales of purchased natural gas	116,772	83,583	—	—	200,355
Realized loss on derivatives	(157,483)	—	—	—	(157,483)
Unrealized gain on derivatives	18,809	—	—	—	18,809
Expenses(1)	1,177,104	227,556	101,673	(207,578)	1,298,755
Operating income(2)	$1,698,330	$162,613	$(101,673)	$—	$1,759,270
Total assets(3)	$4,022,609	$1,016,580	$515,316	$—	$5,554,505
Capital expenditures(4)	$903,518	$158,544	$1,213	$—	$1,063,275
_____________________
(1)Includes depletion, depreciation and amortization expenses of $429.7 million and $34.7 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $2.0 million.
(2)Includes $72.1 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Excludes intercompany receivables and investments in subsidiaries.
(4)Includes $131.0 million attributable to land and seismic acquisition expenditures related to the exploration and production segment, $75.8 million in midstream acquisition expenditures and $39.6 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2022, 2021 and 2020
NOTE 16 — SEGMENT INFORMATION — Continued

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Year Ended December 31, 2021
Oil and natural gas revenues	$1,695,032	$5,510	$—	$—	$1,700,542
Midstream services revenues	—	228,817	—	(153,318)	75,499
Sales of purchased natural gas	47,398	38,636	—	—	86,034
Realized loss on derivatives	(220,105)	—	—	—	(220,105)
Unrealized gain on derivatives	21,011	—	—	—	21,011
Expenses(1)	794,880	142,444	85,899	(153,318)	869,905
Operating (loss) income(2)	$748,456	$130,519	$(85,899)	$—	$793,076
Total assets(3)	$3,324,681	$879,672	$57,800	$—	$4,262,153
Capital expenditures(4)	$778,191	$59,361	$376	$—	$837,928
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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Year Ended December 31, 2020
Oil and natural gas revenues	$741,092	$3,369	$—	$—	$744,461
Midstream services revenues	—	166,194	—	(101,262)	64,932
Sales of purchased natural gas	20,736	21,006	—	—	41,742
Lease bonus - mineral acreage	4,062	—	—	—	4,062
Realized gain on derivatives	38,937	—	—	—	38,937
Unrealized loss on derivatives	(32,008)	—	—	—	(32,008)
Expenses(1)	1,334,378	97,599	52,910	(101,262)	1,383,625
Operating income (loss)(2)	$(561,559)	$92,970	$(52,910)	$—	$(521,499)
Total assets(3)	$2,782,819	$836,509	$67,952	$—	$3,687,280
Capital expenditures(4)	$518,198	$201,440	$2,200	$—	$721,838
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

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2022, 2021 and 2020
NOTE 17 — SUBSEQUENT EVENTS
On January 24, 2023, a wholly-owned subsidiary of the Company entered into a definitive agreement to acquire Advance Energy Partners Holdings, LLC (“Advance”) from affiliates of EnCap Investments L.P., including certain oil and natural gas producing properties and undeveloped acreage located primarily in Lea County, New Mexico and Ward County, Texas (the “Advance Acquisition”). The consideration for the Advance Acquisition is expected to consist of $1.6 billion in cash, subject to customary closing adjustments, including for working capital and title and environmental defects, plus additional cash consideration of $7.5 million for each month during 2023 in which the average price of crude oil (as defined in the securities purchase agreement) exceeds $85 per barrel. The consummation of the Advance Acquisition is subject to customary closing conditions and is expected to close in the second quarter of 2023 with an effective date of January 1, 2023.

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2022, 2021 and 2020
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES

Costs Incurred
The following table summarizes costs incurred and capitalized by the Company in the acquisition, exploration and development of oil and natural gas properties for the years ended December 31, 2022, 2021 and 2020 (in thousands).

	Year Ended December 31,
	2022	2021	2020
Property acquisition costs
Proved	$36,985	$145,759	$8,003
Unproved and unevaluated	97,127	104,582	61,984
Exploration costs	136,209	51,534	29,370
Development costs	643,947	476,316	418,840
Total costs incurred(1)	$914,268	$778,191	$518,197
__________________
(1)Excludes midstream-related development and corporate costs of approximately $159.8 million, $59.7 million and $203.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Property acquisition costs are costs incurred to purchase, lease or otherwise acquire oil and natural gas properties, including both unproved and unevaluated leasehold and purchases of reserves in place. For the years ended December 31, 2022 and 2020, a majority of the Company’s property acquisition costs resulted from the acquisition of unproved and unevaluated leasehold and mineral interests, while for the year ended December 31, 2021, 58% of the Company’s property acquisition costs resulted from the acquisition of proved properties.
Exploration costs are costs incurred in identifying areas of these oil and natural gas properties that may warrant further examination and in examining specific areas that are considered to be prospective for oil and natural gas, including costs of drilling exploratory wells, geological and geophysical costs and costs of carrying and retaining unproved and unevaluated properties. Exploration costs may be incurred before or after acquiring the related oil and natural gas properties. The Company capitalized $7.5 million of geological and geophysical costs, which are included as exploration costs in the table above, for the year ended December 31, 2021. The Company did not capitalize any geological and geophysical costs in 2022 or 2020.
Development costs are costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing oil and natural gas. Development costs include the costs of preparing well locations for drilling, drilling and equipping development wells and acquiring, constructing and installing production facilities.
Costs incurred also include newly established asset retirement obligations, as well as changes to asset retirement obligations resulting from revisions in cost estimates or abandonment dates. Asset retirement obligations included in the table above were an increase of $10.7 million, an increase of $1.4 million and a reduction of $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Capitalized general and administrative expenses that are directly related to acquisition, exploration and development activities are also included in the table above. The Company capitalized $47.8 million, $38.4 million and $30.0 million of these internal costs for the years ended December 31, 2022, 2021 and 2020, respectively, excluding midstream-related capitalized general and administrative expenses. Capitalized interest expense for qualifying projects is also included in the table above. The Company capitalized $10.1 million, $4.8 million and $5.0 million of its interest expense for the years ended December 31, 2022, 2021 and 2020, respectively, excluding midstream-related capitalized interest expense.
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
December 31, 2022, 2021 and 2020
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued
The Company reports its production and proved reserves in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Where the Company produces liquids-rich natural gas, such as in the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas and the Eagle Ford shale in South Texas, the economic value of the NGLs associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the NGLs are extracted and sold. The Company’s oil and natural gas reserves estimates for the years ended December 31, 2022, 2021 and 2020 were prepared by the Company’s engineering staff in accordance with guidelines established by the SEC and then audited for their reasonableness and conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers.
Oil and natural gas reserves are estimated using then-current operating and economic conditions, with no provision for price and cost escalations in future periods except by contractual arrangements. The commodity prices used to estimate oil and natural gas reserves are based on unweighted, arithmetic averages of first-day-of-the-month oil and natural gas prices for the previous 12-month period. For the period from January through December 2022, these average oil and natural gas prices were $90.15 per Bbl and $6.36 per MMBtu, respectively. For the period from January through December 2021, these average oil and natural gas prices were $63.04 per Bbl and $3.60 per MMBtu, respectively. For the period from January through December 2020, these average oil and natural gas prices were $36.04 per Bbl and $1.99 per MMBtu, respectively.

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2022, 2021 and 2020
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

	Net Proved Reserves
	Oil	Natural Gas	Oil Equivalent
	(MBbl)	(MMcf)	(MBOE)
Total at December 31, 2019	147,991	627,238	252,531
Revisions of prior estimates	6,587	19,444	9,828
Net acquisitions of minerals-in-place	11	1,078	190
Extensions and discoveries	21,291	84,043	35,297
Production	(15,931)	(69,501)	(27,514)
Total at December 31, 2020	159,949	662,302	270,332
Revisions of prior estimates	14,346	165,423	41,916
Net acquisitions of minerals-in-place	7,533	11,976	9,529
Extensions and discoveries	17,318	94,532	33,074
Production	(17,840)	81,686	(31,454)
Total at December 31, 2021	181,306	852,547	323,397
Revisions of prior estimates	(2,502)	13,190	(302)
Net acquisitions (divestitures) of minerals-in-place	1,239	(1,332)	1,017
Extensions and discoveries	38,189	197,497	71,105
Production	(21,943)	(99,308)	(38,495)
Total at December 31, 2022	196,289	962,594	356,722
Proved Developed Reserves
December 31, 2019	59,667	276,258	105,710
December 31, 2020	69,647	323,160	123,507
December 31, 2021	102,233	546,173	193,262
December 31, 2022	116,030	632,858	221,507
Proved Undeveloped Reserves
December 31, 2019	88,324	350,980	146,821
December 31, 2020	90,301	339,142	146,825
December 31, 2021	79,073	306,374	130,135
December 31, 2022	80,259	329,736	135,215
The following is a discussion of the changes in the Company’s proved oil and natural gas reserves estimates for the years ended December 31, 2022, 2021 and 2020.
The Company’s proved oil and natural gas reserves increased 10% from 323.4 million BOE at December 31, 2021 to 356.7 million BOE at December 31, 2022. The Company’s proved oil and natural gas reserves increased by 71.8 million BOE and the Company produced 38.5 million BOE during the year ended December 31, 2022, resulting in a net increase of 33.3 million BOE. The Company added 71.1 million BOE in proved reserves through extensions and discoveries during 2022, of which 24.7 million BOE resulted from new well locations drilled during 2022 to establish proved developed reserves and 53.8 million BOE resulted primarily from new proved undeveloped locations identified as a result of drilling activities on its existing acreage in the Delaware Basin during 2022, but which were partially offset by the removal of 7.4 million BOE in proved undeveloped reserves that were not developed or were no longer expected to be developed within five years of their initial booking resulting primarily from changes in development plans for certain of our properties in the Delaware Basin. As the

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2022, 2021 and 2020
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued
Company continues to develop its Delaware Basin assets, the Company may reclassify some or all of this 7.4 million BOE to proved reserves at a future date.
The Company’s proved developed oil and natural gas reserves increased 15% from 193.3 million BOE at December 31, 2021 to 221.5 million BOE at December 31, 2022. The Company’s proved developed oil and natural gas reserves increased by 66.7 million BOE and the Company produced 38.5 million BOE during the year ended December 31, 2022, resulting in a net increase of 28.2 million BOE. The Company added 24.7 million BOE in proved developed reserves through extensions and discoveries during 2022, which resulted from new well locations drilled during 2022 to establish proved reserves. The Company realized approximately 2.9 million BOE in net upward revisions to prior estimates, most of which was attributable to the higher commodity prices used to estimate proved reserves at December 31, 2022, which resulted in longer estimated economic lives for certain of our producing properties. In addition, the Company converted 38.4 million BOE of our proved undeveloped reserves to proved developed reserves primarily through our development activities in the Delaware Basin during 2022, primarily in our Ranger, Stateline, Antelope Ridge and Rustler Breaks asset areas. In addition, the Company realized 0.8 million BOE in net upward revisions to our proved developed reserves at December 31, 2022 as a result of property acquisitions and divestitures completed during 2022.
The Company’s proved undeveloped oil and natural gas reserves increased 4% from 130.1 million BOE at December 31, 2021 to 135.2 million at December 31, 2022. The Company added 53.8 million BOE in proved undeveloped reserves through extensions and discoveries during 2022, which resulted primarily from new proved undeveloped locations identified as a result of drilling activities on our existing acreage in the Delaware Basin during 2022 but which were partially offset by the removal of 7.4 million BOE in proved undeveloped reserves that were not developed or were no longer expected to be developed within five years of their initial booking resulting from changes in development plans for certain of the properties in the Delaware Basin. The Company realized approximately 3.2 million BOE in net downward revisions to our prior estimates of proved undeveloped reserves, most of which was attributable to forecast updates at December 31, 2022. In addition, the Company realized 0.3 million BOE in net upward revisions to our proved undeveloped reserves at December 31, 2022 as a result of property acquisitions and divestitures completed during 2022. During 2022, the Company also converted 38.4 million BOE of its proved undeveloped reserves to proved developed reserves primarily through its development activities in the Delaware Basin during 2022.
At December 31, 2022, the Company’s proved reserves were comprised of 55% oil and 45% natural gas and were approximately 62% proved developed and 38% proved undeveloped. This increase in the Company’s proved developed reserves to 62% of its total proved reserves at December 31, 2022 reflected a continued increase in the Company’s percentage of proved developed reserves, as compared to 60% and 46% proved developed reserves at December 31, 2021 and 2020, respectively.
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
The Company’s proved oil and natural gas reserves increased from 252.5 million BOE at December 31, 2019 to 270.3 million BOE at December 31, 2020. The Company’s proved oil and natural gas reserves increased by 45.3 million BOE and the Company produced 27.5 million BOE during the year ended December 31, 2020, resulting in a net increase of 17.8 million BOE. The Company added 35.3 million BOE in proved reserves through extensions and discoveries during 2020, of which 15.2 million BOE resulted from new well locations drilled during 2020 to establish proved developed reserves and 20.1 million BOE

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2022, 2021 and 2020
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued
consisted primarily of new proved undeveloped locations identified as a result of drilling activities on its existing acreage in the Delaware Basin during 2020. The Company also realized 9.8 million BOE in net upward revisions to prior estimates at December 31, 2020, which included positive revisions to prior estimates of 31.2 million BOE attributable primarily to revisions to prior forecasts resulting from better-than-expected well performance during 2020, which was offset by negative revisions to prior estimates of 21.4 million BOE primarily resulting from lower weighted oil and natural gas prices used to estimate proved reserves at December 31, 2020, as compared to December 31, 2019. The Company’s proved developed oil and natural gas reserves increased to 123.5 million BOE at December 31, 2020 from 105.7 million BOE at December 31, 2019, primarily due to proved developed reserves added as a result of drilling operations in the Wolfcamp and Bone Spring plays in the Delaware Basin. At December 31, 2020, the Company’s proved reserves were made up of approximately 59% oil and 41% natural gas and were approximately 46% proved developed and 56% proved undeveloped.
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
As noted previously, for the period from January through December 2022, the unweighted, arithmetic averages of first-day-of-the-month oil and natural gas prices were $90.15 per Bbl and $6.36 per MMBtu, respectively. For the period from January through December 2021, the comparable average oil and natural gas prices were $63.04 per Bbl and $3.60 per MMBtu, respectively. For the period from January through December 2020, the comparable average oil and natural gas prices were $36.04 per Bbl and $1.99 per MMBtu, respectively.
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
The following table presents the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2022, 2021 and 2020 (in thousands).

	Year Ended December 31,
	2022	2021	2020
Future cash inflows	$24,952,118	$15,174,065	$6,587,343
Future production costs	(6,752,752)	(4,588,677)	(2,606,956)
Future development costs	(1,776,029)	(1,251,581)	(1,075,317)
Future income tax expense	(3,935,271)	(1,836,009)	(228,848)
Future net cash flows	12,488,066	7,497,798	2,676,222
10% annual discount for estimated timing of cash flows	(5,504,863)	(3,122,373)	(1,091,823)
Standardized measure of discounted future net cash flows	$6,983,203	$4,375,425	$1,584,399

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2022, 2021 and 2020
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued
The following table summarizes the changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2022, 2021 and 2020 (in thousands).

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of period	$4,375,425	$1,584,399	$2,033,983
Net change in sales and transfer prices and in production (lifting) costs related to future production	4,046,504	3,347,910	(1,126,777)
Changes in estimated future development costs	(744,687)	(238,871)	177,074
Sales and transfers of oil and natural gas produced during the period	(2,466,440)	(1,412,591)	(546,169)
Net purchases of reserves in place	28,841	178,695	1,803
Net change due to extensions and discoveries	2,017,170	620,235	296,617
Net change due to revisions in estimates of reserves quantities	(8,576)	786,061	93,066
Previously estimated development costs incurred during the period	434,336	240,664	253,165
Accretion of discount	475,474	165,799	240,728
Other	1,982	1,737	16
Net change in income taxes	(1,176,826)	(898,613)	160,893
Standardized measure of discounted future net cash flows	$6,983,203	$4,375,425	$1,584,399