Form 10-Q
period 2023-03-31
Matador Resources Co
filed 2023-04-28
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 25, 2023, there were 119,184,414 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except par value and share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$448,723	$505,179
Restricted cash	54,705	42,151
Accounts receivable
Oil and natural gas revenues	178,846	224,860
Joint interest billings	188,498	180,947
Other	45,568	48,011
Derivative instruments	—	3,930
Lease and well equipment inventory	20,039	15,184
Prepaid expenses and other current assets	70,115	51,570
Total current assets	1,006,494	1,071,832
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	7,168,997	6,862,455
Unproved and unevaluated	1,069,330	977,502
Midstream properties	1,071,181	1,057,668
Other property and equipment	35,248	32,847
Less accumulated depletion, depreciation and amortization	(4,638,600)	(4,512,275)
Net property and equipment	4,706,156	4,418,197
Other assets
Other long-term assets	69,455	64,476
Total assets	$5,782,105	$5,554,505
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$45,284	$58,848
Accrued liabilities	328,909	261,310
Royalties payable	118,074	117,698
Amounts due to affiliates	12,215	32,803
Derivative instruments	3,136	—
Advances from joint interest owners	42,552	52,357
Other current liabilities	51,202	52,857
Total current liabilities	601,372	575,873
Long-term liabilities
Borrowings under Credit Agreement	—	—
Borrowings under San Mateo Credit Facility	475,000	465,000
Senior unsecured notes payable	695,515	695,245
Asset retirement obligations	54,240	52,985
Deferred income taxes	483,180	428,351
Other long-term liabilities	16,968	19,960
Total long-term liabilities	1,724,903	1,661,541
Commitments and contingencies (Note 9)
Shareholders’ equity
Common stock - $0.01 par value, 160,000,000 shares authorized; 119,232,002 and 118,953,381 shares issued; and 119,205,783 and 118,948,624 shares outstanding, respectively	1,192	1,190
Additional paid-in capital	2,099,926	2,101,999
Retained earnings	1,153,004	1,007,642
Treasury stock, at cost, 26,219 and 4,757 shares, respectively	(1,270)	(34)
Total Matador Resources Company shareholders’ equity	3,252,852	3,110,797
Non-controlling interest in subsidiaries	202,978	206,294
Total shareholders’ equity	3,455,830	3,317,091
Total liabilities and shareholders’ equity	$5,782,105	$5,554,505

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues
Oil and natural gas revenues	$502,909	$626,515
Third-party midstream services revenues	26,511	17,306
Sales of purchased natural gas	34,254	19,339
Realized gain (loss) on derivatives	3,669	(22,439)
Unrealized loss on derivatives	(7,067)	(75,029)
Total revenues	560,276	565,692
Expenses
Production taxes, transportation and processing	55,486	59,819
Lease operating	44,407	33,955
Plant and other midstream services operating	31,045	19,461
Purchased natural gas	28,448	17,021
Depletion, depreciation and amortization	126,325	95,853
Accretion of asset retirement obligations	699	543
General and administrative	22,433	29,733
Total expenses	308,843	256,385
Operating income	251,433	309,307
Other income (expense)
Net loss on impairment	—	(198)
Interest expense	(16,176)	(16,252)
Other income (expense)	339	(144)
Total other expense	(15,837)	(16,594)
Income before income taxes	235,596	292,713
Income tax provision (benefit)
Current	4,929	15,409
Deferred	51,743	53,119
Total income tax provision	56,672	68,528
Net income	178,924	224,185
Net income attributable to non-controlling interest in subsidiaries	(15,794)	(17,061)
Net income attributable to Matador Resources Company shareholders	$163,130	$207,124
Earnings per common share
Basic	$1.37	$1.76
Diluted	$1.36	$1.73
Weighted average common shares outstanding
Basic	119,034	117,951
Diluted	119,702	119,814
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three Months Ended March 31, 2023

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Retained earnings	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2023	118,953	$1,190	$2,101,999	$1,007,642	5	$(34)	$3,110,797	$206,294	$3,317,091
Dividends declared ($0.15 per share)	—	—	—	(17,768)	—	—	(17,768)	—	(17,768)
Issuance of common stock pursuant to employee stock compensation plan	264	2	(17,592)	—	—	—	(17,590)	—	(17,590)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	3,894	—	—	—	3,894	—	3,894
Stock options exercised, net of options forfeited in net share settlements	15	—	12	—	—	—	12	—	12
Restricted stock forfeited	—	—	—	—	21	(1,236)	(1,236)	—	(1,236)
Contribution related to formation of San Mateo, net of tax of $3.1 million (see Note 6)	—	—	11,613	—	—	—	11,613	—	11,613
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(19,110)	(19,110)
Current period net income	—	—	—	163,130	—	—	163,130	15,794	178,924
Balance at March 31, 2023	119,232	$1,192	$2,099,926	$1,153,004	26	$(1,270)	$3,252,852	$202,978	$3,455,830

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
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

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$178,924	$224,185
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized loss on derivatives	7,067	75,029
Depletion, depreciation and amortization	126,325	95,853
Accretion of asset retirement obligations	699	543
Stock-based compensation expense	2,290	3,014
Deferred income tax provision	51,743	53,119
Amortization of debt issuance cost and other debt-related costs	838	943
Net loss on impairment	—	198
Changes in operating assets and liabilities
Accounts receivable	40,906	(125,345)
Lease and well equipment inventory	(4,423)	(78)
Prepaid expenses and other current assets	(16,517)	(7,796)
Other long-term assets	35	97
Accounts payable, accrued liabilities and other current liabilities	(39,871)	(5,668)
Royalties payable	376	8,311
Advances from joint interest owners	(9,805)	(1,331)
Income taxes payable	723	15,409
Other long-term liabilities	190	(7,529)
Net cash provided by operating activities	339,500	328,954
Investing activities
Drilling, completion and equipping capital expenditures	(224,144)	(207,829)
Acquisition of oil and natural gas properties	(103,863)	(43,761)
Midstream capital expenditures	(14,141)	(11,992)
Expenditures for other property and equipment	(1,769)	(225)
Proceeds from sale of assets	451	11,911
Net cash used in investing activities	(343,466)	(251,896)
Financing activities
Repayments of borrowings under Credit Agreement	—	(210,000)
Borrowings under Credit Agreement	—	160,000
Repayments of borrowings under San Mateo Credit Facility	(55,000)	(30,000)
Borrowings under San Mateo Credit Facility	65,000	50,000
Cost to amend credit facilities	(8,645)	—
Dividends paid	(17,768)	(5,866)
Contributions related to formation of San Mateo	14,700	22,750
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(19,110)	(18,375)
Taxes paid related to net share settlement of stock-based compensation	(18,909)	(12,184)
Other	(204)	(146)
Net cash used in financing activities	(39,936)	(43,821)
Change in cash and restricted cash	(43,902)	33,237
Cash and restricted cash at beginning of period	547,330	86,920
Cash and restricted cash at end of period	$503,428	$120,157

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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements, Basis of Presentation, Consolidation and Significant Estimates
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) but do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023 (the “Annual Report”). The Company consolidates certain subsidiaries and joint ventures that are less than wholly-owned and are not involved in oil and natural gas exploration, including its midstream joint venture, San Mateo Midstream, LLC (collectively with its subsidiaries, “San Mateo”), and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification, Consolidation (Topic 810). The Company proportionately consolidates certain joint ventures that are less than wholly-owned and are involved in oil and natural gas exploration. All intercompany accounts and transactions have been eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all normal, recurring adjustments that are necessary for a fair presentation of the Company’s interim unaudited condensed consolidated financial statements as of March 31, 2023. Amounts as of December 31, 2022 are derived from the Company’s audited consolidated financial statements included in the Annual Report.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Revenues
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the three months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended March 31,
	2023	2022
Revenues from contracts with customers	$563,674	$663,160
Realized gain (loss) on derivatives	3,669	(22,439)
Unrealized loss on derivatives	(7,067)	(75,029)
Total revenues	$560,276	$565,692

	Three Months Ended March 31,
	2023	2022
Oil revenues	$401,777	$460,122
Natural gas revenues	101,132	166,393
Third-party midstream services revenues	26,511	17,306
Sales of purchased natural gas	34,254	19,339
Total revenues from contracts with customers	$563,674	$663,160

Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, the Company is required to perform a ceiling test each quarter that determines a limit, or ceiling, on the capitalized costs of oil and natural gas properties based primarily on the after-tax estimated future net cash flows from oil and natural gas properties using a 10% discount rate and the arithmetic average of first-day-of-the-month oil and natural gas prices for the prior 12-month period. For each of the three months ended March 31, 2023 and 2022, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and, as a result, no impairment charge was necessary.
The Company capitalized approximately $12.6 million and $13.2 million of its general and administrative costs for the three months ended March 31, 2023 and 2022, respectively. The Company capitalized approximately $3.4 million and $3.5 million of its interest expense for the three months ended March 31, 2023 and 2022, respectively.
Earnings Per Common Share
The Company reports basic earnings attributable to Matador shareholders per common share, which excludes the effect of potentially dilutive securities, and diluted earnings attributable to Matador shareholders per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive.
The following table sets forth the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended March 31,
	2023	2022
Weighted average common shares outstanding
Basic	119,034	117,951
Dilutive effect of options and restricted stock units	668	1,863
Diluted weighted average common shares outstanding	119,702	119,814

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 3 — ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2023 (in thousands).

Beginning asset retirement obligations	$53,741
Liabilities incurred during period	1,425
Liabilities settled during period	(189)
Revisions in estimated cash flows	(100)
Divestitures during period	(625)
Accretion expense	699
Ending asset retirement obligations	54,951
Less: current asset retirement obligations(1)	(711)
Long-term asset retirement obligations	$54,240
 _______________
(1)Included in accrued liabilities in the Company’s interim unaudited condensed consolidated balance sheet at March 31, 2023.
NOTE 4 — DEBT
At March 31, 2023, the Company had (i) $699.2 million of outstanding senior notes due 2026 (the “2026 Notes”), (ii) no borrowings outstanding under its reserves-based revolving credit facility (the “Credit Agreement”) and (iii) approximately $45.4 million in outstanding letters of credit issued pursuant to the Credit Agreement. See Note 12 for a discussion of changes in the Company’s debt between March 31, 2023 and April 25, 2023.
At March 31, 2023, San Mateo had $475.0 million in borrowings outstanding under its revolving credit facility (the “San Mateo Credit Facility”) and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Between March 31, 2023 and April 25, 2023, San Mateo repaid $20.0 million of borrowings under the San Mateo Credit Facility.
Credit Agreements
MRC Energy Company
The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of the Company’s proved oil and natural gas reserves at December 31 and June 30 of each year, respectively. The Company and the lenders may each request an unscheduled redetermination of the borrowing base once between scheduled redetermination dates. On March 31, 2023, the lenders completed their review of the Company’s proved oil and natural gas reserves, and, as a result, the Company and its lenders entered into a Second Amendment to the Fourth Amended and Restated Credit Agreement, which amended the Credit Agreement to, among other things: (i) reaffirm the borrowing base at $2.25 billion, (ii) increase the elected commitment from $775.0 million to $1.25 billion and (iii) maintain the maximum facility amount at $1.50 billion. This reaffirmation of the borrowing base constituted the regularly scheduled May 1 redetermination. The Credit Agreement matures October 31, 2026.
The Credit Agreement requires the Company to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities under the Credit Agreement, of not less than 1.0 to 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $75.0 million of cash or cash equivalents), divided by a rolling four quarter EBITDA calculation, of 3.5 to 1.0 or less. The Company believes that it was in compliance with the terms of the Credit Agreement at March 31, 2023.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 4 — DEBT — Continued
San Mateo Midstream, LLC
The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility matures December 9, 2026 and lender commitments under the revolving credit facility were $485.0 million at March 31, 2023 (subject to San Mateo’s compliance with the covenants noted below). The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments of up to $735.0 million.
The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.0 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.5 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. The Company believes that San Mateo was in compliance with the terms of the San Mateo Credit Facility at March 31, 2023.
Senior Unsecured Notes
At March 31, 2023, the Company had $699.2 million of outstanding 2026 Notes, which have a 5.875% coupon rate. The 2026 Notes mature September 15, 2026, and interest is payable on the 2026 Notes semi-annually in arrears on each March 15 and September 15. The 2026 Notes are jointly and severally guaranteed on a senior unsecured basis by certain subsidiaries of the Company (the “Guarantor Subsidiaries”).
NOTE 5 — INCOME TAXES
The Company recorded a current income tax provision of $4.9 million and a deferred income tax provision of $51.7 million for the three months ended March 31, 2023. The Company recorded a current income tax provision of $15.4 million and a deferred income tax provision of $53.1 million for the three months ended March 31, 2022. The Company’s effective income tax rate of 26% and 25% for the three months ended March 31, 2023 and 2022, respectively, differed from the U.S. federal statutory rate due primarily to permanent differences between book and tax income and state taxes, primarily in New Mexico.
NOTE 6 — EQUITY
Stock-based Compensation
During the three months ended March 31, 2023, the Company granted awards to certain of its employees of 90,000 service-based restricted stock units to be settled in cash, which are liability instruments, and 143,500 performance-based stock units and 133,000 service-based shares of restricted stock, which are equity instruments. The performance-based stock units vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year period ending December 31, 2025, as compared to a designated peer group. The service-based restricted stock and restricted stock units vest over a three-year period. The fair value of these awards was approximately $26.7 million on the grant date.
Common Stock Dividend
The Board of Directors (the “Board”) declared a quarterly cash dividend of $0.15 per share of common stock in February 2023. The dividend, which totaled $17.8 million, was paid on March 9, 2023 to shareholders of record as of February 27, 2023. In April 2023, the Board declared a quarterly cash dividend of $0.15 per share of common stock payable on June 1, 2023 to shareholders of record as of May 11, 2023.
San Mateo Distributions and Contributions
During the three months ended March 31, 2023, San Mateo distributed $19.9 million to the Company and $19.1 million to a subsidiary of Five Point Energy LLC (“Five Point”), the Company’s joint venture partner in San Mateo. During the three months ended March 31, 2022, San Mateo distributed $19.1 million to the Company and $18.4 million to Five Point. During each of the three months ended March 31, 2023 and 2022, there were no contributions to San Mateo by either the Company or Five Point.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 6 — EQUITY — Continued
Performance Incentives
Five Point paid to the Company $14.7 million and $22.8 million of performance incentives during the three months ended March 31, 2023 and 2022, respectively. These performance incentives are recorded when received, net of the $3.1 million and $4.8 million deferred tax impact to Matador for the three months ended March 31, 2023 and 2022, respectively, in “Additional paid-in capital” in the Company’s interim unaudited condensed consolidated balance sheets. These performance incentives for the three months ended March 31, 2023 and 2022 are also denoted as “Contributions related to formation of San Mateo” under “Financing activities” in the Company’s interim unaudited condensed consolidated statements of cash flows and changes in shareholders’ equity.
NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS
At March 31, 2023, the Company had one natural gas basis swap contract open and in place to mitigate its exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price. At March 31, 2023, the contract was set to expire during the fourth quarter of 2023. The Company had no open contracts associated with oil or natural gas liquids prices at March 31, 2023.
The following is a summary of the Company’s open basis swap contract at March 31, 2023.

Commodity	Calculation Period	Notional Quantity (MMBtu)	Fixed Price ($/MMBtu)	Fair Value of Asset (Liability) (thousands)
Natural Gas Basis	04/01/2023 - 12/31/2023	13,750,000	$(1.85)	$(3,136)
Total open basis swap contracts				$(3,136)
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the interim unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the condensed consolidated balance sheets	Net amounts presented in the condensed consolidated balance sheets
March 31, 2023
Current liabilities	$(3,136)	$—	$(3,136)
Total	$(3,136)	$—	$(3,136)
December 31, 2022
Current assets	$3,931	$—	$3,931
Total	$3,931	$—	$3,931
The following table summarizes the location and aggregate gain (loss) of all derivative financial instruments recorded in the interim unaudited condensed consolidated statements of operations for the periods presented (in thousands).

		Three Months Ended March 31,
Type of Instrument	Location in Condensed Consolidated Statement of Operations	2023	2022
Derivative Instrument
Oil	Revenues: Realized loss on derivatives	$—	$(18,166)
Natural Gas	Revenues: Realized gain (loss) on derivatives	3,669	(4,273)
Realized gain (loss) on derivatives		3,669	(22,439)
Oil	Revenues: Unrealized loss on derivatives	—	(44,999)
Natural Gas	Revenues: Unrealized loss on derivatives	(7,067)	(30,030)
Unrealized loss on derivatives		(7,067)	(75,029)
Total		$(3,398)	$(97,468)
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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of March 31, 2023 and December 31, 2022 (in thousands).

	Fair Value Measurements at March 31, 2023 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Natural gas basis swaps	$—	$(3,136)	$—	$(3,136)
Total	$—	$(3,136)	$—	$(3,136)

	Fair Value Measurements at December 31, 2022 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Natural gas derivatives	$—	$3,931	$—	$3,931
Total	$—	$3,931	$—	$3,931

Additional disclosures related to derivative financial instruments are provided in Note 7.
Other Fair Value Measurements
At March 31, 2023 and December 31, 2022, the carrying values reported on the interim unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners, income taxes payable and other current liabilities approximated their fair values due to their short-term maturities.
At March 31, 2023 and December 31, 2022, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
At March 31, 2023 and December 31, 2022, the fair value of the 2026 Notes was $687.6 million and $675.7 million, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Produced Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and produced water from certain portions of its acreage for transportation, gathering, processing, fractionation, sales and disposal. The Company paid approximately $10.7 million and $11.0 million for deliveries under these agreements during the three months ended March 31, 2023 and 2022, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at March 31, 2023, the total deficiencies required to be paid by the Company under these agreements would be approximately $524.1 million.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 9 — COMMITMENTS AND CONTINGENCIES — Continued
San Mateo Commitments
The Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks and Wolf asset areas and acreage in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and the Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, the Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements (collectively with the transportation, gathering and produced water disposal agreements, the “Operational Agreements”). San Mateo provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The remaining minimum contractual obligation under the Operational Agreements at March 31, 2023 was approximately $277.7 million.
Legal Proceedings
The Company is a party to several legal proceedings encountered in the ordinary course of its business. While the ultimate outcome and impact on the Company cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
NOTE 10 — SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at March 31, 2023 and December 31, 2022 (in thousands).

	March 31, 2023	December 31, 2022
Accrued evaluated and unproved and unevaluated property costs	$182,308	$112,766
Accrued midstream properties costs	10,524	11,623
Accrued lease operating expenses	44,214	46,975
Accrued interest on debt	3,743	10,461
Accrued asset retirement obligations	711	756
Accrued partners’ share of joint interest charges	60,020	42,199
Accrued payable related to purchased natural gas	9,366	11,158
Other	18,023	25,372
Total accrued liabilities	$328,909	$261,310

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 10 — SUPPLEMENTAL DISCLOSURES — Continued
Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the three months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended March 31,
	2023	2022
Cash paid for interest expense, net of amounts capitalized	$26,228	$31,650
Increase (decrease) in asset retirement obligations related to mineral properties	$159	$(955)
Increase in asset retirement obligations related to midstream properties	$352	$—
Increase (decrease) in liabilities for drilling, completion and equipping capital expenditures	$69,593	$(10,969)
Decrease in liabilities for acquisition of oil and natural gas properties	$(121)	$(2,689)
(Decrease) increase in liabilities for midstream properties capital expenditures	$(1,099)	$7,098
Stock-based compensation expense recognized as a liability	$1,026	$13,612
Transfer of inventory from (to) oil and natural gas properties	$433	$(190)

The following table provides a reconciliation of cash and restricted cash recorded in the interim unaudited condensed consolidated balance sheets to cash and restricted cash as presented on the interim unaudited condensed consolidated statements of cash flows (in thousands).

	Three Months Ended March 31,
	2023	2022
Cash	$448,723	$63,001
Restricted cash	54,705	57,156
Total cash and restricted cash	$503,428	$120,157
NOTE 11 — SEGMENT INFORMATION
The Company operates in two business segments: (i) exploration and production and (ii) midstream. The exploration and production segment is engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States and is currently focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. The midstream segment conducts midstream operations in support of the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties. The majority of the Company’s midstream operations in the Rustler Breaks, Wolf and Stateline asset areas and the Greater Stebbins Area in the Delaware Basin, which comprise most of the Company’s midstream operations, are conducted through San Mateo. In addition, at March 31, 2023, the Company operated a cryogenic gas processing plant, three compressor stations and approximately 45 miles of natural gas gathering pipelines in Lea and Eddy Counties, New Mexico through Pronto Midstream, LLC (“Pronto”), which is a wholly-owned subsidiary of the Company. Neither San Mateo nor Pronto is a guarantor of the 2026 Notes.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 11 — SEGMENT INFORMATION — Continued

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended March 31, 2023
Oil and natural gas revenues	$501,348	$1,561	$—	$—	$502,909
Midstream services revenues	—	75,251	—	(48,740)	26,511
Sales of purchased natural gas	5,830	28,424	—	—	34,254
Realized gain on derivatives	3,669	—	—	—	3,669
Unrealized loss on derivatives	(7,067)	—	—	—	(7,067)
Expenses(1)	267,580	69,849	20,154	(48,740)	308,843
Operating income(2)	$236,200	$35,387	$(20,154)	$—	$251,433
Total assets	$4,266,414	$1,039,845	$475,846	$—	$5,782,105
Capital expenditures(3)	$318,505	$13,280	$1,769	$—	$333,554
_____________________
(1)Includes depletion, depreciation and amortization expenses of $116.6 million and $9.4 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.3 million.
(2)Includes $15.8 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Includes $23.7 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $4.6 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 12 — SUBSEQUENT EVENTS
On April 12, 2023, a wholly-owned subsidiary of the Company completed the acquisition of Advance Energy Partners Holdings, LLC (“Advance”) from affiliates of EnCap Investments L.P., including certain oil and natural gas producing properties, undeveloped acreage and midstream assets located primarily in Lea County, New Mexico and Ward County, Texas (the “Advance Acquisition”). The Advance Acquisition has an effective date of January 1, 2023 and an aggregate purchase price consisting of an amount in cash equal to approximately $1.60 billion (which amount is subject to certain customary post-closing adjustments) and potential additional cash consideration of $7.5 million for each month of 2023 in which the average oil price (as defined in the securities purchase agreement) exceeds $85 per barrel. The purchase price for the Advance Acquisition was funded with borrowings under the Credit Agreement and cash on hand.
On April 11, 2023, the Company completed the sale of $500.0 million in aggregate principal amount of the Company’s 6.875% senior notes due 2028 (the “2028 Notes”). The 2028 Notes mature on April 15, 2028. Interest on the 2028 Notes is payable in arrears on each April 15 and October 15 and the first interest payment date for the 2028 Notes will be October 15, 2023. The 2028 Notes are guaranteed on a senior unsecured basis by the Guarantor Subsidiaries. The Company received net proceeds from the issuance and sale of the 2028 Notes of approximately $487.6 million after deducting the initial purchasers’ discounts and estimated offering expenses. Proceeds from the 2028 Notes and net cash flows from operations were used to repay $525.0 million of borrowings under the Credit Agreement leaving outstanding borrowings under the Credit Agreement at April 25, 2023 of $625.0 million. Neither San Mateo nor Pronto is a guarantor of the 2028 Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes thereto contained herein and the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report. The Annual Report is accessible on the SEC’s website at www.sec.gov and on our website at www.matadorresources.com. Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with the “Risk Factors” section of the Annual Report and the section entitled “Cautionary Note Regarding Forward-Looking Statements” below for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.
In this Quarterly Report on Form 10-Q (this “Quarterly Report”), (i) references to “we,” “our” or the “Company” refer to Matador Resources Company and its subsidiaries as a whole (unless the context indicates otherwise), (ii) references to “Matador” refer solely to Matador Resources Company, (iii) references to “San Mateo” refer to San Mateo Midstream, LLC, collectively with its subsidiaries and (iv) references to “Pronto” refer to Pronto Midstream, LLC. For certain oil and natural gas terms used in this Quarterly Report, please see the “Glossary of Oil and Natural Gas Terms” included with the Annual Report.
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
By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include those described in the “Risk Factors” section of the Annual Report, as well as the following factors, among others: general economic conditions; our ability to execute our business plan, including whether our drilling program is successful; changes in oil, natural gas and natural gas liquids (“NGL”) prices and the demand for oil, natural gas and NGLs; our ability to replace reserves and efficiently develop current reserves; the operating results of our midstream business’s oil, natural gas and water gathering and transportation systems, pipelines and facilities, the acquiring of third-party business and the drilling of any additional salt water disposal wells; costs of operations; delays and other difficulties related to producing oil, natural gas and NGLs; delays and other difficulties related to regulatory and governmental approvals and restrictions; impact on our operations due to seismic events; availability of sufficient capital to execute our business plan, including from future cash flows, available borrowing capacity under our revolving credit facilities and otherwise; our ability to make acquisitions on economically acceptable terms; our ability to integrate acquisitions, including the Advance Acquisition (as defined below); the operating results of and availability of any potential distributions from our joint ventures; weather and environmental conditions; the ongoing impact of the novel coronavirus (“COVID-19”) and its variants on oil and natural gas demand, oil and natural gas prices and our business; disruption from the Advance Acquisition making it more difficult to maintain business and operational relationships; significant transaction costs associated with the Advance Acquisition; the risk of litigation and/or regulatory actions related to the Advance Acquisition; and the other factors discussed below and elsewhere in this Quarterly Report and in other documents that we file with or furnish to the SEC, all of which are difficult to predict. Forward-looking statements may include statements about:
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
•our future operating results;
•the Advance Acquisition and the anticipated benefits thereof;
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
First Quarter Highlights
For the three months ended March 31, 2023, our total oil equivalent production was 9.6 million BOE, and our average daily oil equivalent production was 106,654 BOE per day, of which 58,941 Bbl per day, or 55%, was oil and 286.3 MMcf per day, or 45%, was natural gas. Our average daily oil production of 58,941 Bbl per day for the three months ended March 31, 2023 increased 10% year-over-year from 53,561 Bbl per day for the three months ended March 31, 2022. Our average daily natural gas production of 286.3 MMcf per day for the three months ended March 31, 2023 increased 18% year-over-year from 242.4 MMcf per day for the three months ended March 31, 2022.
For the first quarter of 2023, we reported net income attributable to Matador shareholders of $163.1 million, or $1.36 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $207.1 million, or $1.73 per diluted common share, for the first quarter of 2022. For the first quarter of 2023, our Adjusted EBITDA, a non-GAAP financial measure, was $365.2 million, as compared to Adjusted EBITDA of $461.8 million during the first quarter of 2022. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Liquidity and Capital Resources—Non-GAAP Financial Measures.” For more information regarding our financial results for the three months ended March 31, 2023, see “—Results of Operations” below.
Advance Acquisition
On April 12, 2023, our wholly-owned subsidiary completed the acquisition of Advance Energy Partners Holdings, LLC (“Advance”) from affiliates of EnCap Investments L.P., including certain oil and natural gas producing properties, undeveloped acreage and midstream assets located primarily in Lea County, New Mexico and Ward County, Texas (the “Advance Acquisition”). The Advance Acquisition has an effective date of January 1, 2023 and an aggregate purchase price consisting of an amount in cash equal to approximately $1.60 billion (which amount is subject to certain customary post-closing adjustments) and potential additional cash consideration of $7.5 million for each month of 2023 in which the average oil price (as defined in the securities purchase agreement) exceeds $85 per barrel. The purchase price for the Advance Acquisition was funded with borrowings under our reserves-based revolving credit facility (the “Credit Agreement”) and cash on hand.
Operations Update
We began 2023 operating seven contracted drilling rigs in the Delaware Basin. Upon the consummation of the Advance Acquisition in April 2023, we continued to operate the one contracted drilling rig that Advance had been operating. As a result, at April 25, 2023, we were operating eight contracted drilling rigs in the Delaware Basin. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors.
We turned to sales a total of 54 gross (19.0 net) horizontal wells in the Delaware Basin during the first quarter of 2023, including 24 gross (18.0 net) operated horizontal wells and 30 gross (1.0 net) non-operated horizontal wells. During the first quarter of 2023, we turned to sales nine gross (5.9 net) operated wells in the Rustler Breaks asset area: seven were Second Bone Spring completions, one was a First Bone Spring completion and one was a Wolfcamp B completion. On the Rodney Robinson leasehold in the western portion of the Antelope Ridge asset area, we turned to sales eight gross (7.7 net) operated wells: four were Second Bone Spring completions, two were Third Bone Spring Carbonate completions and two were Wolfcamp B completions. We also turned to sales four gross (3.1 net) operated wells elsewhere in the Antelope Ridge asset area: two were Second Bone Spring completions and two were Third Bone Spring completions. We also turned to sales three gross (1.3 net) operated wells in the Ranger asset area: two were Third Bone Spring completions and one was a Second Bone Spring completion. We also participated in 11 gross (0.2 net) non-operated wells turned to sales in the Rustler Breaks asset area, 11 gross (0.3 net) non-operated wells in the Arrowhead asset area, seven gross (0.3 net) non-operated wells in the Ranger asset area and one gross (less than 0.1 net) non-operated well in the Antelope Ridge asset area.
Our average daily oil equivalent production in the Delaware Basin for the first quarter of 2023 was 101,100 BOE per day, consisting of 58,200 Bbl of oil per day and 257.3 MMcf of natural gas per day, a 13% increase from 89,400 BOE per day, consisting of 52,300 Bbl of oil per day and 222.5 MMcf of natural gas per day, in the first quarter of 2022. The Delaware Basin contributed approximately 99% of our daily oil production and approximately 90% of our daily natural gas production in the first quarter of 2023, as compared to approximately 98% of our daily oil production and approximately 92% of our daily natural gas production in the first quarter of 2022.
During the first quarter of 2023, we did not turn to sales any operated wells on our leasehold properties in the Eagle Ford shale play in South Texas or in the Haynesville shale and Cotton Valley plays in Northwest Louisiana, although we did participate in the drilling and completion of 16 gross (0.1 net) non-operated Haynesville shale wells.
Capital Resources Update
In February 2023, our Board of Directors (the “Board”) declared a quarterly cash dividend of $0.15 per share of common stock, which was paid on March 9, 2023 to shareholders of record as of February 27, 2023. In April 2023, the Board declared a quarterly cash dividend of $0.15 per share of common stock payable on June 1, 2023 to shareholders of record as of May 11, 2023.

On March 31, 2023, the lenders under our Credit Agreement completed their review of our proved oil and natural gas reserves at December 31, 2022, and, as a result, we and our lenders entered into a Second Amendment to the Fourth Amended and Restated Credit Agreement, which amended the Credit Agreement to, among other things: (i) reaffirm the borrowing base at $2.25 billion, (ii) increase the elected commitment from $775.0 million to $1.25 billion and (iii) maintain the maximum facility amount at $1.50 billion. This reaffirmation of the borrowing base constituted the regularly scheduled May 1 redetermination.
At March 31, 2023, we had no borrowings outstanding under our Credit Agreement and $699.2 million of outstanding 5.875% senior notes due 2026 (the “2026 Notes”) and San Mateo had $475.0 million in borrowings outstanding under San Mateo’s revolving credit facility (the “San Mateo Credit Facility”). On April 25, 2023, we had $625.0 million of borrowings outstanding under our Credit Agreement and $455.0 million of borrowings outstanding under the San Mateo Credit Facility.
On April 11, 2023, we completed the sale of $500.0 million in aggregate principal amount of the Company’s 6.875% senior notes due 2028 (the “2028 Notes”). The 2028 Notes mature on April 15, 2028. Interest on the 2028 Notes is payable in arrears on each April 15 and October 15, and the first interest payment date for the 2028 Notes will be October 15, 2023. The 2028 Notes are guaranteed on a senior unsecured basis by certain subsidiaries of the Company (the “Guarantor Subsidiaries”). We received net proceeds from the issuance and sale of the 2028 Notes of approximately $487.6 million, after deducting the initial purchasers’ discounts and estimated offering expenses. Proceeds from the 2028 Notes and net cash flows from operations were used to repay $525.0 million of borrowings under the Credit Agreement leaving outstanding borrowings under the Credit Agreement at April 25, 2023 of $625.0 million. Neither San Mateo nor Pronto is a guarantor of the 2028 Notes.
Critical Accounting Policies
There have been no changes to our critical accounting policies and estimates from those set forth in the Annual Report.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our financial statements.
Results of Operations
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Operating Data
Revenues (in thousands)(1)
Oil	$401,777	$460,122
Natural gas	101,132	166,393
Total oil and natural gas revenues	502,909	626,515
Third-party midstream services revenues	26,511	17,306
Sales of purchased natural gas	34,254	19,339
Realized gain (loss) on derivatives	3,669	(22,439)
Unrealized loss on derivatives	(7,067)	(75,029)
Total revenues	$560,276	$565,692
Net Production Volumes(1)
Oil (MBbl)(2)	5,305	4,820
Natural gas (Bcf)(3)	25.8	21.8
Total oil equivalent (MBOE)(4)	9,599	8,457
Average daily production (BOE/d)(5)	106,654	93,969
Average Sales Prices
Oil, without realized derivatives (per Bbl)	$75.74	$95.45
Oil, with realized derivatives (per Bbl)	$75.74	$91.68
Natural gas, without realized derivatives (per Mcf)	$3.93	$7.63
Natural gas, with realized derivatives (per Mcf)	$4.07	$7.43
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
Three Months Ended March 31, 2023 as Compared to Three Months Ended March 31, 2022
Oil and natural gas revenues. Our oil and natural gas revenues decreased $123.6 million, or 20%, to $502.9 million for the three months ended March 31, 2023, as compared to $626.5 million for the three months ended March 31, 2022. Our oil revenues decreased $58.3 million, or 13%, to $401.8 million for the three months ended March 31, 2023, as compared to $460.1 million for the three months ended March 31, 2022. The decrease in oil revenues resulted from a 21% decrease in the weighted average oil price realized for the three months ended March 31, 2023 to $75.74 per Bbl, as compared to $95.45 per Bbl for the three months ended March 31, 2022, which was partially offset by a 10% increase in our oil production to 5.3 million Bbl for the three months ended March 31, 2023, as compared to 4.8 million Bbl for the three months ended March 31, 2022. Our natural gas revenues decreased $65.3 million, or 39%, to $101.1 million for the three months ended March 31, 2023, as compared to $166.4 million for the three months ended March 31, 2022. The decrease in natural gas revenues resulted from a 48% decrease in the weighted average natural gas price realized for the three months ended March 31, 2023 to $3.93 per Mcf, as compared to a weighted average natural gas price of $7.63 per Mcf realized for the three months ended March 31, 2022, which was partially offset by an 18% increase in our natural gas production to 25.8 Bcf for the three months ended March 31, 2023, as compared to 21.8 Bcf for the three months ended March 31, 2022.
Third-party midstream services revenues. Our third-party midstream services revenues increased $9.2 million, or 53%, to $26.5 million for the three months ended March 31, 2023, as compared to $17.3 million for the three months ended March 31, 2022. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to an increase in our third-party produced water disposal revenues to $10.5 million for the three months ended March 31, 2023, as compared to $7.7 million for the three months ended March 31, 2022, and an increase in our third-party natural gas gathering and processing revenues that was due in part to our Pronto midstream assets, which were purchased on June 30, 2022, to $13.6 million for the three months ended March 31, 2023, as compared to $7.7 million for the three months ended March 31, 2022.
Sales of purchased natural gas. Our sales of purchased natural gas increased $14.9 million, or 77%, to $34.3 million for the three months ended March 31, 2023, as compared to $19.3 million for the three months ended March 31, 2022. This increase was the result of an increase in purchased natural gas volumes sold during the three months ended March 31, 2023. Sales of purchased natural gas reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at either Pronto’s or San Mateo’s cryogenic natural gas processing plant and subsequently sell the residue gas and NGLs to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our interim unaudited condensed consolidated statements of operations.
Realized gain (loss) on derivatives. Our realized gain on derivatives was $3.7 million for the three months ended March 31, 2023, as compared to a realized net loss of $22.4 million for the three months ended March 31, 2022. We realized a net gain of $3.7 million related to our natural gas costless collar and natural gas basis swap contracts for the three months ended March 31, 2023, resulting from natural gas prices that were below the floor prices of certain of our natural gas costless collar contracts, offset by natural gas prices that were above the strike price of our natural gas basis swap contract. For the three months ended March 31, 2022, we realized a net loss of $18.2 million related to our oil costless collar and oil basis swap contracts resulting primarily from oil prices that were above the ceiling prices of our oil costless collar contracts and above the strike prices of certain of our oil basis swap contracts. We realized a net loss of $4.3 million related to our natural gas costless collar contracts for the three months ended March 31, 2022, resulting primarily from natural gas prices that were above the ceiling prices of certain of our natural gas costless collar contracts. We realized an average gain on our natural gas derivatives of approximately $0.14 per Mcf produced during the three months ended March 31, 2023, as compared to an average loss of approximately $0.20 per Mcf produced during the three months ended March 31, 2022.
Unrealized loss on derivatives. During the three months ended March 31, 2023, the aggregate net fair value of our open natural gas derivatives and basis swap contracts changed to a net liability of $3.1 million from a net asset of $3.9 million at December 31, 2022, resulting in an unrealized loss on derivatives of $7.1 million for the three months ended March 31, 2023. During the three months ended March 31, 2022, the aggregate net fair value of our open oil and natural gas derivative contracts decreased to a net liability of $89.9 million from a net liability of $14.9 million at December 31, 2021, resulting in an unrealized loss on derivatives of $75.0 million for the three months ended March 31, 2022.

Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Three Months Ended March 31,
(In thousands, except expenses per BOE)	2023	2022
Expenses
Production taxes, transportation and processing	$55,486	$59,819
Lease operating	44,407	33,955
Plant and other midstream services operating	31,045	19,461
Purchased natural gas	28,448	17,021
Depletion, depreciation and amortization	126,325	95,853
Accretion of asset retirement obligations	699	543
General and administrative	22,433	29,733
Total expenses	308,843	256,385
Operating income	251,433	309,307
Other income (expense)
Net loss on impairment	—	(198)
Interest expense	(16,176)	(16,252)
Other income (expense)	339	(144)
Total other expense	(15,837)	(16,594)
Income before income taxes	235,596	292,713
Income tax provision (benefit)
Current	4,929	15,409
Deferred	51,743	53,119
Total income tax provision	56,672	68,528
Net income	178,924	224,185
Net income attributable to non-controlling interest in subsidiaries	(15,794)	(17,061)
Net income attributable to Matador Resources Company shareholders	$163,130	$207,124
Expenses per BOE
Production taxes, transportation and processing	$5.78	$7.07
Lease operating	$4.63	$4.01
Plant and other midstream services operating	$3.23	$2.30
Depletion, depreciation and amortization	$13.16	$11.33
General and administrative	$2.34	$3.52
Three Months Ended March 31, 2023 as Compared to Three Months Ended March 31, 2022
Production taxes, transportation and processing. Our production taxes and transportation and processing expenses decreased $4.3 million, or 7%, to $55.5 million for the three months ended March 31, 2023, as compared to $59.8 million for the three months ended March 31, 2022. On a unit-of-production basis, our production taxes and transportation and processing expenses decreased 18% to $5.78 per BOE for the three months ended March 31, 2023, as compared to $7.07 per BOE for the three months ended March 31, 2022. These decreases were primarily attributable to an $8.6 million decrease in production taxes to $40.1 million for the three months ended March 31, 2023, as compared to $48.7 million for the three months ended March 31, 2022, primarily due to the decrease in oil and natural gas revenues between the two periods.
Lease operating. Our lease operating expenses increased $10.5 million, or 31%, to $44.4 million for the three months ended March 31, 2023, as compared to $34.0 million for the three months ended March 31, 2022. Our lease operating expenses on a unit-of-production basis increased 15% to $4.63 per BOE for the three months ended March 31, 2023, as compared to $4.01 per BOE for the three months ended March 31, 2022. These increases were primarily attributable to the increased number of wells being operated by us and other operators (where we own a working interest) and to operating cost inflation for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $11.6 million, or 60%, to $31.0 million for the three months ended March 31, 2023, as compared to $19.5 million for the three months ended March 31, 2022. This increase was primarily attributable to increased throughput volumes from Matador and other San Mateo customers, which resulted in (i) increased expenses associated with our commercial produced water disposal operations of $12.8 million for the three months ended March 31, 2023, as compared to $10.0 million for the three months ended March 31, 2022, and (ii) expenses for the three months ended March 31, 2023 of $6.9 million associated with operating our Pronto midstream assets, which were purchased on June 30, 2022.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $30.5 million, or 32%, to $126.3 million for the three months ended March 31, 2023, as compared to $95.9 million for the three months ended March 31, 2022, primarily as a result of the 14% increase in our total oil equivalent production for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 16% to $13.16 per BOE for the three months ended March 31, 2023, as compared to $11.33 per BOE for the three months ended March 31, 2022, primarily as a result of the increase in actual costs and estimated future costs to drill, complete and equip our wells between the two periods.
General and administrative. Our general and administrative expenses decreased $7.3 million, or 25%, to $22.4 million for the three months ended March 31, 2023, as compared to $29.7 million for the three months ended March 31, 2022. Our general and administrative expenses decreased by 34% on a unit-of-production basis to $2.34 per BOE for the three months ended March 31, 2023, as compared to $3.52 per BOE for the three months ended March 31, 2022. These decreases were primarily attributable to a decrease in employee stock-based compensation expense primarily associated with our cash-settled stock awards, the values of which are remeasured at each reporting period. The price of our common stock decreased by 17% from $57.24 per share at December 31, 2022 to $47.65 per share at March 31, 2023.
Interest expense. For the three months ended March 31, 2023, we incurred total interest expense of $19.6 million. We capitalized $3.4 million of our interest expense on certain qualifying projects for the three months ended March 31, 2023 and expensed the remaining $16.2 million to operations. For the three months ended March 31, 2022, we incurred total interest expense of $19.8 million. We capitalized $3.5 million of our interest expense on certain qualifying projects for the three months ended March 31, 2022 and expensed the remaining $16.3 million to operations.
Income tax provision. Our current income tax provision was $4.9 million and our deferred income tax provision was $51.7 million for the three months ended March 31, 2023. Our current income tax provision was $15.4 million and our deferred income tax provision was $53.1 million for the three months ended March 31, 2022. Our effective tax rates of 26% and 25% for the three months ended March 31, 2023 and 2022, respectively, differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico.
Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue to be during the remainder of 2023 and for the foreseeable future, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. In April 2023, we closed on the Advance Acquisition that was funded through a combination of cash on hand and borrowings under our Credit Agreement, under which the elected commitment was increased from $775.0 million to $1.25 billion as of March 31, 2023. In addition, on April 11, 2023, we issued and sold $500.0 million in aggregate principal amount of 2028 Notes. We used the net proceeds from the sale of the 2028 Notes of approximately $487.6 million after deducting the initial purchasers’ discounts and estimated offering expenses, to partially repay borrowings under our Credit Agreement. Excluding the Advance Acquisition and any future significant acquisitions, we expect to fund our 2023 capital expenditures through a combination of cash on hand, operating cash flows and performance incentives paid to us by a subsidiary of Five Point Energy, LLC in connection with San Mateo. If capital expenditures were to exceed our operating cash flows during the remainder of 2023, we expect to fund any such excess capital expenditures, including for other significant acquisitions, through borrowings under the Credit Agreement or the San Mateo Credit Facility (assuming availability under such facilities) or through other capital sources, including borrowings under expanded or additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to generate operating cash flows and access outside sources of capital.

At March 31, 2023, we had cash totaling $448.7 million and restricted cash totaling $54.7 million, which was primarily associated with San Mateo. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries.
At March 31, 2023, we had (i) $699.2 million of outstanding 2026 Notes, (ii) no borrowings outstanding under the Credit Agreement and (iii) approximately $45.4 million in outstanding letters of credit issued pursuant to the Credit Agreement.
On March 31, 2023, the lenders under our Credit Agreement completed their review of our proved oil and natural gas reserves, and, as a result, we and our lenders entered into a Second Amendment to the Fourth Amended and Restated Credit Agreement, which amended the Credit Agreement to, among other things: (i) reaffirm the borrowing base at $2.25 billion, (ii) increase the elected commitment from $775.0 million to $1.25 billion and (iii) maintain the maximum facility amount at $1.50 billion. This reaffirmation of the borrowing base constituted the regularly scheduled May 1 redetermination.
At April 25, 2023, we had $625.0 million of borrowings outstanding under our Credit Agreement. At April 25, 2023, we had $699.2 million of outstanding 2026 Notes and $500.0 million of outstanding 2028 Notes.
The Credit Agreement requires us to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities under the Credit Agreement, of not less than 1.0 to 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $75.0 million of cash or cash equivalents), divided by a rolling four quarter EBITDA calculation, of 3.5 to 1.0 or less. We believe that we were in compliance with the terms of the Credit Agreement at March 31, 2023.
At March 31, 2023, San Mateo had $475.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures December 9, 2026, and the lender commitments under that facility were $485.0 million at March 31, 2023 (subject to San Mateo’s compliance with the covenants noted below). The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments of up to $735.0 million. The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries, but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. We believe that San Mateo was in compliance with the terms of the San Mateo Credit Facility at March 31, 2023.
In February 2023, the Board declared a quarterly cash dividend of $0.15 per share of common stock, which was paid on March 9, 2023 to shareholders of record as of February 27, 2023. In April 2023, the Board declared a quarterly cash dividend of $0.15 per share of common stock payable on June 1, 2023 to shareholders of record as of May 11, 2023.
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures for the remainder of 2023. We began 2023 operating seven contracted drilling rigs in the Delaware Basin. Upon the consummation of the Advance Acquisition in April 2023, we continued to operate the one contracted drilling rig that Advance had been operating. As a result, at April 25, 2023, we were operating eight contracted drilling rigs in the Delaware Basin. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. Our 2023 estimated capital expenditure budget consists of $1.18 to $1.32 billion for drilling, completing and equipping (“D/C/E”) capital expenditures, which includes expected D/C/E capital expenditures on acreage acquired in the Advance Acquisition, and $150.0 to $200.0 million for midstream capital expenditures, which reflects our proportionate share of San Mateo’s estimated 2023 capital expenditures as well as the estimated 2023 capital expenditures for other wholly-owned midstream projects, including projects undertaken by Pronto. Substantially all of these 2023 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities in the Delaware Basin, South Texas and Haynesville shale. Our 2023 Delaware Basin operated drilling program is expected to focus on the continued development of our various asset areas throughout the Delaware Basin, with a continued emphasis on drilling and completing a high percentage of longer horizontal wells in 2023, including 96% with anticipated completed lateral lengths of greater than one mile.

As we have done this year and in recent years, we may divest portions of our non-core assets, particularly in the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana, as well as consider monetizing other assets, such as certain midstream assets and mineral and royalty interests, as value-creating opportunities arise. In addition, we intend to continue evaluating the opportunistic acquisition of producing properties, acreage and mineral interests and midstream assets, principally in the Delaware Basin, during 2023. These monetizations, divestitures and expenditures are opportunity-specific, and purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these 2023 monetizations, divestitures and capital expenditures with any degree of certainty; therefore, we have not provided estimated proceeds related to monetizations or divestitures or estimated capital expenditures related to acquiring producing properties, acreage and mineral interests and midstream assets for 2023.
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
Exploration and development activities are subject to a number of risks and uncertainties, which could cause these activities to be less successful than we anticipate. A significant portion of our anticipated cash flows from operations for the remainder of 2023 is expected to come from producing wells and development activities on currently proved properties in the Wolfcamp and Bone Spring plays in the Delaware Basin, the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana. Our existing wells may not produce at the levels we are forecasting and our exploration and development activities in these areas may not be as successful as we anticipate. Additionally, our anticipated cash flows from operations are based upon current expectations of oil and natural gas prices for 2023 and the hedges we currently have in place. For further discussion of our expectations of such commodity prices, see “—General Outlook and Trends” below. We use commodity derivative financial instruments at times to mitigate our exposure to fluctuations in oil, natural gas and NGL prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices. See Note 7 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments.
Our unaudited cash flows for the three months ended March 31, 2023 and 2022 are presented below:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash provided by operating activities	$339,500	$328,954
Net cash used in investing activities	(343,466)	(251,896)
Net cash used in financing activities	(39,936)	(43,821)
Net change in cash and restricted cash	$(43,902)	$33,237
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$365,224	$461,843
__________________
(1)Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “—Non-GAAP Financial Measures” below.
Cash Flows Provided by Operating Activities
Net cash provided by operating activities increased $10.5 million to $339.5 million for the three months ended March 31, 2023 from $329.0 million for the three months ended March 31, 2022. Excluding changes in operating assets and liabilities, net cash provided by operating activities decreased $85.0 million to $367.9 million for the three months ended March 31, 2023 from $452.9 million for the three months ended March 31, 2022. This decrease was primarily attributable to lower realized oil and natural gas prices, which was partially offset by higher oil and natural gas production for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Changes in our operating assets and liabilities between the two periods resulted in a net decrease of approximately $95.5 million in net cash provided by operating activities for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased $91.6 million to $343.5 million for the three months ended March 31, 2023 from $251.9 million for the three months ended March 31, 2022. This increase in net cash used in investing activities was primarily due to (i) an increase between the periods of $16.3 million in D/C/E capital expenditures primarily attributable to our operated and non-operated drilling, completion and equipping activities in the Delaware Basin and (ii) an increase between the periods of $60.1 million in expenditures related to the acquisition of oil and natural gas properties, primarily due to an $80.0 million deposit paid in January 2023 as part of the purchase price for the Advance Acquisition.
Cash Flows Used in Financing Activities
Net cash used in financing activities decreased $3.9 million to $39.9 million for the three months ended March 31, 2023 from $43.8 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, our primary uses of cash related to financing activities were for net borrowings under the San Mateo Credit Facility of $10.0 million, dividends of $17.8 million and payment of taxes related to stock-based compensation of $18.9 million. During the three months ended March 31, 2022, our primary use of cash related to financing activities was for the net repayment of $50.0 million in borrowings under our Credit Agreement.
See Note 4 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our debt, including the Credit Agreement, the San Mateo Credit Facility and the 2026 Notes.
Guarantor Financial Information
The 2026 Notes are jointly and severally guaranteed by the Guarantor Subsidiaries on a full and unconditional basis (except for customary release provisions). At March 31, 2023, the Guarantor Subsidiaries were 100% owned by Matador. Matador is a parent holding company and has no independent assets or operations, and there are no significant restrictions on the ability of Matador to obtain funds from the Guarantor Subsidiaries by dividend or loan. Neither San Mateo nor Pronto is a guarantor of the 2026 Notes.

The following tables present summarized financial information of Matador (as issuer of the 2026 Notes) and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances between the parent and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor. This financial information is presented in accordance with the amended requirements of Rule 3-10 of Regulation S-X. The following financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries operated as independent entities.

(In thousands)	March 31, 2023
Summarized Balance Sheet
Assets
Current assets	$917,928
Net property and equipment	$3,776,264
Other long-term assets	$79,378
Liabilities
Current liabilities	$576,581
Long-term debt	$695,515
Other long-term liabilities	$548,978

Three Months Ended
(In thousands)	March 31, 2023
Summarized Statement of Operations
Revenues	$503,129
Expenses	287,001
Operating income	216,128
Other expense	(8,071)
Income tax provision	(56,672)
Net income	$151,385

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

	Three Months Ended March 31,
(In thousands)	2023	2022
Unaudited Adjusted EBITDA Reconciliation to Net Income
Net income attributable to Matador Resources Company shareholders	$163,130	$207,124
Net income attributable to non-controlling interest in subsidiaries	15,794	17,061
Net income	178,924	224,185
Interest expense	16,176	16,252
Total income tax provision	56,672	68,528
Depletion, depreciation and amortization	126,325	95,853
Accretion of asset retirement obligations	699	543
Unrealized loss on derivatives	7,067	75,029
Non-cash stock-based compensation expense	2,290	3,014
Net loss on impairment	—	198
Expense related to contingent consideration and other	942	356
Consolidated Adjusted EBITDA	389,095	483,958
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(23,871)	(22,115)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$365,224	$461,843

	Three Months Ended March 31,
(In thousands)	2023	2022
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$339,500	$328,954
Net change in operating assets and liabilities	28,386	123,930
Interest expense, net of non-cash portion	15,338	15,309
Current income tax provision	4,929	15,409
Expense related to contingent consideration and other	942	356
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(23,871)	(22,115)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$365,224	$461,843
For the three months ended March 31, 2023, net income attributable to Matador shareholders decreased $44.0 million to $163.1 million, as compared to net income attributable to Matador shareholders of $207.1 million for the three months ended March 31, 2022. The decrease in net income attributable to Matador shareholders primarily resulted from lower realized oil and natural gas prices for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This decrease was partially offset by higher oil and natural gas production and an unrealized loss on derivatives of $7.1 million for the three months ended March 31, 2023, as compared to an unrealized loss on derivatives of $75.0 million for the three months ended March 31, 2022.
Adjusted EBITDA, a non-GAAP financial measure, decreased $96.6 million to $365.2 million for the three months ended March 31, 2023, as compared to $461.8 million for the three months ended March 31, 2022. This decrease is primarily attributable to lower realized oil and natural gas prices, which were partially offset by higher oil and natural gas production, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Off-Balance Sheet Arrangements
From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2023, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) firm gathering, transportation, processing, fractionation, sales and disposal commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, we have no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 9 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.
Obligations and Commitments
We had the following material contractual obligations and commitments at March 31, 2023:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations
Borrowings, including letters of credit(1)	$529,367	$—	$—	$529,367	$—
Senior unsecured notes(2)	699,191	—	—	699,191	—
Office leases	13,459	4,388	8,706	365	—
Non-operated drilling commitments(3)	25,194	25,194	—	—	—
Drilling rig contracts(4)	16,662	16,662	—	—	—
Asset retirement obligations(5)	54,951	711	6,000	1,705	46,535
Transportation, gathering, processing and disposal agreements with non-affiliates(6)	524,098	70,743	142,358	126,566	184,431
Transportation, gathering, processing and disposal agreements with San Mateo(7)	277,656	444	169,746	107,466	—
Midstream compressor contracts(8)	21,856	21,856	—	—	—
Total contractual cash obligations	$2,162,434	$139,998	$326,810	$1,464,660	$230,966
__________________
(1)The amounts included in the table above represent principal maturities only. At March 31, 2023, we had no borrowings outstanding under the Credit Agreement and approximately $45.4 million in outstanding letters of credit issued pursuant to the Credit Agreement. The Credit Agreement matures October 31, 2026. At March 31, 2023, San Mateo had $475.0 million of borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures December 9, 2026. Assuming the amount outstanding and interest rate of 7.16% for the San Mateo Credit Facility at March 31, 2023, the interest expense is expected to be approximately $34.5 million each year until maturity.
(2)The amounts included in the table above represent principal maturities only. Interest expense on the $699.2 million of outstanding 2026 Notes as of March 31, 2023 is expected to be approximately $41.1 million each year until maturity.
(3)At March 31, 2023, we had outstanding commitments to participate in the drilling and completion of various non-operated wells.
(4)We do not own or operate our own drilling rigs, but instead we enter into contracts with third parties for such drilling rigs.
(5)The amounts included in the table above represent discounted cash flow estimates for future asset retirement obligations at March 31, 2023.
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

(8)At March 31, 2023, we had outstanding commitments to purchase 12 compressors to be utilized in our operations.
General Outlook and Trends
Our business success and financial results are dependent on many factors beyond our control, such as economic, political and regulatory developments, as well as competition from other sources of energy. Commodity price volatility, in particular, is a significant risk to our business, cash flows and results of operations. Commodity prices are affected by changes in market supply and demand, which are impacted by overall economic activity, the ongoing military conflict between Russia and Ukraine as well as political instability in China and the Middle East, the actions of Organization of Petroleum Exporting Countries, Russia and certain other oil-exporting countries (“OPEC+”), the ongoing impact of COVID-19 and its variants, weather, pipeline capacity constraints, inventory storage levels, oil and natural gas price differentials and other factors.
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
Oil prices were lower in the first quarter of 2023, as compared to the first quarter of 2022. For the three months ended March 31, 2023, oil prices averaged $75.99 per Bbl, ranging from a high of $81.62 per Bbl in late January to a low of $66.74 per Bbl in mid-March, based upon the West Texas Intermediate (“WTI”) oil futures contract price for the earliest delivery date. Oil prices averaged $95.01 per Bbl for the three months ended March 31, 2022. We realized a weighted average oil price of $75.74 per Bbl (with no realized gains or losses from oil derivatives) for our oil production for the three months ended March 31, 2023, as compared to $95.45 per Bbl ($91.68 per Bbl including realized losses from oil derivatives) for our oil production for the three months ended March 31, 2022. At April 25, 2023, the WTI oil futures contract for the earliest delivery date had increased from the average price for the first quarter of 2023 of $75.99 per Bbl, settling at $77.07 per Bbl, which was a decrease as compared to $98.54 per Bbl at April 25, 2022.
Natural gas prices were also lower in the first quarter of 2023, as compared to the first quarter of 2022. For the three months ended March 31, 2023, natural gas prices averaged $2.74 per MMBtu, ranging from a high of $4.17 per MMBtu in early January to a low of $1.99 per MMBtu in late March, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. Natural gas prices averaged $4.59 per MMBtu for the three months ended March 31, 2022. We realized a weighted average natural gas price of $3.93 per Mcf ($4.07 per Mcf including realized gains from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended March 31, 2023, as compared to $7.63 per Mcf ($7.43 per Mcf including realized losses from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended March 31, 2022. Certain volumes of our natural gas production are sold at prices established at the beginning of each month by the various markets where we sell our natural gas production, and certain volumes of our natural gas production are sold at daily market prices. At April 25, 2023, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had increased from $2.22 per MMBtu at the end of the first quarter of 2023, settling at $2.31 per MMBtu, which was a decrease as compared to $6.67 per MMBtu at April 25, 2022.
The prices we receive for oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the WTI oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At March 31, 2023, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and a significant portion of our natural gas production from the Delaware Basin was sold based on Houston Ship Channel pricing, while the remainder of our Delaware Basin natural gas production was sold primarily based on prices established at the Waha hub in far West Texas.
The Midland-Cushing (Oklahoma) oil price differential has been highly volatile in recent years. At April 25, 2023, this oil price differential was positive at approximately +$0.70 per Bbl.
Certain volumes of our Delaware Basin natural gas production are exposed to the Waha-Henry Hub basis differential, which has also been highly volatile in recent years. In early 2022, concerns about natural gas pipeline takeaway capacity out of the Delaware Basin began to increase, particularly beginning in the latter half of 2022 and into 2023. As a result, the Waha basis differential began to widen, and, at April 25, 2023, this natural gas price differential was approximately ($1.20) per

MMBtu. A significant portion of our Delaware Basin natural gas production, however, is sold at Houston Ship Channel pricing and is not exposed to Waha pricing. During 2022 and the first quarter of 2023, we typically realized a premium to natural gas sold at the Waha hub despite higher transportation charges incurred to transport the natural gas to the Gulf Coast. At certain times, we may also sell a portion of our natural gas production into other markets to improve our realized natural gas pricing. Further, approximately 10% of our reported natural gas production for the three months ended March 31, 2023 was attributable to the Haynesville and Eagle Ford shale plays, which are not exposed to Waha pricing. In addition, as a two-stream reporter, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
From time to time, we use derivative financial instruments to mitigate our exposure to commodity price risk associated with oil, natural gas and NGL prices. Even so, decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. This, in turn, may affect the liquidity that can be accessed through the borrowing base under the Credit Agreement and through the capital markets. During the first three months of 2023, we incurred realized gains on our natural gas derivative contracts of approximately $3.7 million resulting from natural gas prices that were below the floor prices of certain of our natural gas costless collar contracts, offset by natural gas prices that were above the strike price of our natural gas basis swap contract. At April 25, 2023, we have derivative natural gas basis swap contracts in place to mitigate our exposure to the Waha basis differential for approximately 13.75 Bcf of our anticipated natural gas production for the remainder of 2023.
At April 25, 2023, we had not experienced material pipeline-related interruptions to our oil, natural gas or NGL production or produced water disposal. In certain recent periods, shortages of NGL fractionation capacity were experienced by certain operators in the Delaware Basin. Although we did not encounter such fractionation capacity problems, we can provide no assurances that such problems will not arise. If we do experience any interruptions with produced water disposal, takeaway capacity or NGL fractionation, our oil and natural gas revenues, business, financial condition, results of operations and cash flows could be adversely affected. Should we experience future periods of negative pricing for natural gas as we have experienced historically, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results.
As a result of the increases in oil prices during 2022, we have at times experienced inflation in the costs of certain oilfield services, including diesel, steel, labor, trucking, sand, personnel and completion costs, among others. Should oil prices remain at their current levels or increase, we may be subject to additional service cost inflation in future periods, which may increase our costs to drill, complete, equip and operate wells. In addition, supply chain disruptions experienced in recent periods throughout the United States and global economy and in the oil and natural gas industry may limit our ability to procure the necessary products and services we need for drilling, completing and producing wells in a timely fashion, which could result in delays to our operations and could, in turn, adversely affect our business, financial condition, results of operations and cash flows.
In addition, in 2022 we utilized substantially all of our federal and state net operating loss carryforwards and became subject to federal and state income taxes. At April 25, 2023, given our current projections, we expect to pay federal income taxes and state income taxes in New Mexico in 2023, as reflected by our current income tax provision of $4.9 million for the three months ended March 31, 2023.
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
In January 2021, President Biden signed an executive order instructing the Department of the Interior to pause new oil and natural gas leases on public lands pending completion of a comprehensive review and consideration of federal oil and natural gas permitting and leasing practices, which lapsed at March 31, 2023. In 2019, 2020 and 2021, an environmental group filed three lawsuits in federal district courts in New Mexico and the District of Columbia challenging certain Bureau of Land Management (“BLM”) lease sales, including lease sales in which we purchased leases in New Mexico. In 2021, ten states, led by the State of Louisiana, filed a lawsuit in federal district court in Louisiana against President Biden and various other federal government officials and agencies challenging an executive order directing the federal government to utilize certain calculations of the “social cost” of carbon and other greenhouse gases in its decision making. The BLM has, at times, indicated that the lease sale litigation or the social cost of carbon litigation will require additional processes and approvals or may delay lease sales and the approval of drilling permits. The impact of federal actions and lawsuits related to the oil and natural gas industry remains unclear, and should other limitations or prohibitions be imposed or continue to be applied, our operations on federal lands could be adversely impacted. Such limitations or prohibitions would almost certainly impact our future drilling and completion plans and could materially impact our production volumes, revenues, reserves, cash flows and availability under our Credit Agreement. See “Risk Factors—Risks Related to Laws and Regulations—Approximately 31% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands” in the Annual Report.
We and San Mateo dispose of large volumes of produced water gathered from our and third parties’ drilling and production operations by injecting it into wells pursuant to permits issued to us by governmental authorities overseeing such disposal activities. State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for produced water disposal and the increased occurrence of seismic activity, also known as “induced seismicity.” This has resulted in stricter regulatory requirements in some jurisdictions relating to the location and operation of underground injection wells. In addition, a number of lawsuits have been filed in some states alleging that fluid injection or oil and natural gas extraction have caused damage to neighboring properties or otherwise violated state and federal rules regarding waste disposal. In response to these concerns, regulators in some states, including New Mexico and Texas, are seeking to impose additional requirements, including requirements regarding the permitting of salt water disposal wells or otherwise, to assess the relationship between seismicity and the use of such wells. For example, in 2021, the NMOCD implemented new rules establishing protocols in response to seismic events in New Mexico. Under these protocols, applications for salt water disposal well permits in certain areas of New Mexico with recent seismic activity require enhanced review prior to approval. In addition, the protocols require enhanced reporting and varying levels of curtailment of injection rates for salt water disposal wells, including potentially shutting in such wells, in the area of seismic events based on the magnitude, timing and proximity of the seismic event. The salt water disposal well that we acquired as part of the Advance Acquisition is currently subject to enhanced reporting and curtailment due to the magnitude and proximity of seismic events to such well. The adoption of federal, state and local legislation and regulations intended to address induced seismicity in the areas in which we operate could restrict our drilling and production activities, as well as our ability to dispose of produced water gathered from such activities, and could result in increased costs and additional operating restrictions or delays, that could, in turn, materially impact our production volumes, revenues, reserves, cash flows and availability under our Credit Agreement. The adoption of such legislation and regulations could also decrease our and San Mateo’s revenues and result in increased costs and additional operating restrictions for San Mateo as well.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Except as set forth below, there have been no material changes to the sources and effects of our market risk since December 31, 2022, which are disclosed in Part II, Item 7A of the Annual Report and incorporated herein by reference.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At March 31, 2023, PNC Bank (or affiliates thereof) was the counterparty for all of our derivative instruments. We have considered the credit standing of the counterparty in determining the fair value of our derivative financial instruments. See Note 7 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments. Such information is incorporated herein by reference.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2023, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
We are party to several legal proceedings encountered in the ordinary course of business. While the ultimate outcome and impact on us cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on our financial condition, results of operations or cash flows.
Except as set forth below, there have been no material changes regarding the legal proceedings we have disclosed in “Item 3. Legal Proceedings” in the Annual Report.
On November 4, 2019, we received a Notice of Violation and Finding of Violation from the Environmental Protection Agency (the “EPA”) and a Notice of Violation from the NMED alleging violations of the Clean Air Act and the New Mexico State Implementation Plan at certain of our operated locations in New Mexico.
On March 27, 2023, we resolved these allegations with the EPA and the NMED with a consent decree in which we agreed to spend at least $1.25 million on a supplemental environmental project involving diesel engine replacements, at least $500,000 on aerial emissions monitoring improvements and to pay a civil penalty of $1.15 million to be split between the United States and the State of New Mexico. The consent decree will not become effective until it is formally entered by the U.S. District Court for the District of New Mexico following a period of public comment, which is scheduled to end on April 30, 2023.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see “Item 1A. Risk Factors” in the Annual Report. There have been no material changes to the risk factors we have disclosed in the Annual Report.
Item 2. Repurchase of Equity by the Company or Affiliates
During the quarter ended March 31, 2023, the Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
January 1, 2023 to January 31, 2023	653	$56.97	—	—
February 1, 2023 to February 28, 2023	19,340	$62.03	—	—
March 1, 2023 to March 31, 2023	—	$—	—	—
Total	19,993	$61.86	—	—
_________________
(1)The shares were not re-acquired pursuant to any repurchase plan or program. The Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Item 6. Exhibits

Exhibit Number	Description

2.1*
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

4.1
Indenture, dated as of April 11, 2023, by and among the Company, the Guarantor Subsidiaries and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 11, 2023).

10.1
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 31, 2023, by and among MRC Energy Company, as Borrower, the Lenders party thereto, Royal Bank of Canada, as resigning Administrative Agent for the Lenders, and Truist Bank, as successor Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2023).

10.2
Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 10, 2023, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent for the Lenders (filed herewith).

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

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations - Unaudited, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

*	This filing excludes certain schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATADOR RESOURCES COMPANY

Date: April 28, 2023	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: April 28, 2023	By:	/s/ Brian J. Willey
Brian J. Willey
Chief Financial Officer, President of Midstream Operations and Executive Vice President