Form 10-Q
period 2023-06-30
Matador Resources Co
filed 2023-07-28
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 25, 2023, there were 119,148,250 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except par value and share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$22,303	$505,179
Restricted cash	43,535	42,151
Accounts receivable
Oil and natural gas revenues	201,612	224,860
Joint interest billings	220,126	180,947
Other	39,013	48,011
Derivative instruments	—	3,930
Lease and well equipment inventory	30,848	15,184
Prepaid expenses and other current assets	76,966	51,570
Total current assets	634,403	1,071,832
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	8,857,450	6,862,455
Unproved and unevaluated	1,207,186	977,502
Midstream properties	1,153,915	1,057,668
Other property and equipment	36,810	32,847
Less accumulated depletion, depreciation and amortization	(4,816,115)	(4,512,275)
Net property and equipment	6,439,246	4,418,197
Other assets
Other long-term assets	58,689	64,476
Total assets	$7,132,338	$5,554,505
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$75,275	$58,848
Accrued liabilities	350,343	261,310
Royalties payable	137,795	117,698
Amounts due to affiliates	17,163	32,803
Derivative instruments	11,796	—
Advances from joint interest owners	47,378	52,357
Other current liabilities	47,222	52,857
Total current liabilities	686,972	575,873
Long-term liabilities
Borrowings under Credit Agreement	560,000	—
Borrowings under San Mateo Credit Facility	460,000	465,000
Senior unsecured notes payable	1,182,718	695,245
Asset retirement obligations	63,246	52,985
Deferred income taxes	545,415	428,351
Other long-term liabilities	16,557	19,960
Total long-term liabilities	2,827,936	1,661,541
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock - $0.01 par value, 160,000,000 shares authorized; 119,272,719 and 118,953,381 shares issued; and 119,147,205 and 118,948,624 shares outstanding, respectively	1,192	1,190
Additional paid-in capital	2,106,987	2,101,999
Retained earnings	1,299,753	1,007,642
Treasury stock, at cost, 125,514 and 4,757 shares, respectively	(5,076)	(34)
Total Matador Resources Company shareholders’ equity	3,402,856	3,110,797
Non-controlling interest in subsidiaries	214,574	206,294
Total shareholders’ equity	3,617,430	3,317,091
Total liabilities and shareholders’ equity	$7,132,338	$5,554,505

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Oil and natural gas revenues	$587,917	$892,769	$1,090,826	$1,519,284
Third-party midstream services revenues	30,075	21,886	56,586	39,192
Sales of purchased natural gas	31,898	60,008	66,152	79,347
Realized (loss) gain on derivatives	(3,148)	(61,163)	521	(83,602)
Unrealized (loss) gain on derivatives	(8,659)	30,430	(15,726)	(44,599)
Total revenues	638,083	943,930	1,198,359	1,509,622
Expenses
Production taxes, transportation and processing	61,991	85,658	117,477	145,477
Lease operating	61,043	39,857	105,450	73,812
Plant and other midstream services operating	30,657	22,014	61,702	41,475
Purchased natural gas	27,103	56,440	55,551	73,461
Depletion, depreciation and amortization	177,514	120,024	303,839	215,877
Accretion of asset retirement obligations	792	517	1,491	1,060
General and administrative	26,715	24,431	49,148	54,164
Total expenses	385,815	348,941	694,658	605,326
Operating income	252,268	594,989	503,701	904,296
Other income (expense)
Net loss on impairment	(202)	—	(202)	(198)
Interest expense	(34,229)	(18,492)	(50,405)	(34,744)
Other income (expense)	16,564	(4,342)	16,903	(4,486)
Total other expense	(17,867)	(22,834)	(33,704)	(39,428)
Income before income taxes	234,401	572,155	469,997	864,868
Income tax provision (benefit)
Current	(4,929)	36,261	—	51,670
Deferred	62,235	99,699	113,978	152,818
Total income tax provision	57,306	135,960	113,978	204,488
Net income	177,095	436,195	356,019	660,380
Net income attributable to non-controlling interest in subsidiaries	(12,429)	(20,477)	(28,223)	(37,538)
Net income attributable to Matador Resources Company shareholders	$164,666	$415,718	$327,796	$622,842
Earnings per common share
Basic	$1.38	$3.52	$2.75	$5.28
Diluted	$1.37	$3.47	$2.73	$5.20
Weighted average common shares outstanding
Basic	119,183	118,103	119,109	118,027
Diluted	119,842	119,903	119,856	119,857
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Six Months Ended June 30, 2023

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Retained earnings	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2023	118,953	$1,190	$2,101,999	$1,007,642	5	$(34)	$3,110,797	$206,294	$3,317,091
Dividends declared ($0.15 per share)	—	—	—	(17,768)	—	—	(17,768)	—	(17,768)
Issuance of common stock pursuant to employee stock compensation plan	264	2	(17,592)	—	—	—	(17,590)	—	(17,590)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	3,894	—	—	—	3,894	—	3,894
Stock options exercised, net of options forfeited in net share settlements	15	—	12	—	—	—	12	—	12
Restricted stock forfeited	—	—	—	—	21	(1,236)	(1,236)	—	(1,236)
Contribution related to formation of San Mateo, net of tax of $3.1 million (see Note 7)	—	—	11,613	—	—	—	11,613	—	11,613
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(19,110)	(19,110)
Current period net income	—	—	—	163,130	—	—	163,130	15,794	178,924
Balance at March 31, 2023	119,232	$1,192	$2,099,926	$1,153,004	26	$(1,270)	$3,252,852	$202,978	$3,455,830
Dividends declared ($0.15 per share)	—	—	—	(17,917)	—	—	(17,917)	—	(17,917)
Issuance of common stock pursuant to employee stock compensation plan	27	—	950	—	—	—	950	—	950
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	11	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	6,097	—	—	—	6,097	—	6,097
Stock options exercised, net of options forfeited in net share settlements	2	—	14	—	—	—	14	—	14
Restricted stock forfeited	—	—	—	—	100	(3,806)	(3,806)	—	(3,806)
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries (see Note 7)	—	—	—	—	—	—	—	24,500	24,500
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(25,333)	(25,333)
Current period net income	—	—	—	164,666	—	—	164,666	12,429	177,095
Balance at June 30, 2023	119,272	$1,192	$2,106,987	$1,299,753	126	$(5,076)	$3,402,856	$214,574	$3,617,430

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Six Months Ended June 30, 2022

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2022	117,862	$1,179	$2,077,592	$(171,318)	12	$(243)	$1,907,210	$220,178	$2,127,388
Dividends declared ($0.05 per share)	—	—	—	(5,866)	—	—	(5,866)	—	(5,866)
Issuance of common stock pursuant to employee stock compensation plan	205	2	(11,536)	—	—	—	(11,534)	—	(11,534)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	4,344	—	—	—	4,344	—	4,344
Stock options exercised, net of options forfeited in net share settlements	24	—	(585)	—	—	—	(585)	—	(585)
Restricted stock forfeited	—	—	—	—	12	(66)	(66)	—	(66)
Contribution related to formation of San Mateo, net of tax of $4.8 million (see Note 7)	—	—	17,973	—	—	—	17,973	—	17,973
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(18,375)	(18,375)
Current period net income	—	—	—	207,124	—	—	207,124	17,061	224,185
Balance at March 31, 2022	118,091	$1,181	$2,087,788	$29,940	24	$(309)	$2,118,600	$218,864	$2,337,464
Dividends declared ($0.05 per share)	—	—	—	(5,878)	—	—	(5,878)	—	(5,878)
Issuance of common stock pursuant to employee stock compensation plan	10	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to director' and advisors' compensation plan	25	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	5,383	—	—	—	5,383	—	5,383
Stock options exercised, net of options forfeited in net share settlements	75	1	(2,607)	—	—	—	(2,606)	—	(2,606)
Restricted stock forfeited	—	—	—	—	47	(2,047)	(2,047)	—	(2,047)
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(26,460)	(26,460)
Current period net income	—	—	—	415,718	—	—	415,718	20,477	436,195
Balance at June 30, 2022	118,201	$1,182	$2,090,564	$439,780	71	$(2,356)	$2,529,170	$212,881	$2,742,051

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$356,019	$660,380
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized loss on derivatives	15,726	44,599
Depletion, depreciation and amortization	303,839	215,877
Accretion of asset retirement obligations	1,491	1,060
Stock-based compensation expense	6,221	7,077
Deferred income tax provision	113,978	152,818
Amortization of debt issuance cost and other debt-related costs	2,895	1,206
Other non-cash changes	(15,682)	198
Changes in operating assets and liabilities
Accounts receivable	56,407	(211,023)
Lease and well equipment inventory	(7,237)	(829)
Prepaid expenses and other current assets	(24,124)	(14,717)
Other long-term assets	2,072	227
Accounts payable, accrued liabilities and other current liabilities	(28,232)	30,492
Royalties payable	10,085	56,539
Advances from joint interest owners	(4,979)	857
Income taxes payable	(1,677)	38,170
Other long-term liabilities	1,709	(7,675)
Net cash provided by operating activities	788,511	975,256
Investing activities
Drilling, completion and equipping capital expenditures	(539,511)	(389,893)
Acquisition of Advance	(1,608,427)	—
Acquisition of oil and natural gas properties	(55,897)	(73,114)
Midstream capital expenditures	(32,871)	(28,310)
Acquisition of midstream assets	—	(75,816)
Expenditures for other property and equipment	(2,478)	(283)
Proceeds from sale of assets	451	46,412
Net cash used in investing activities	(2,238,733)	(521,004)
Financing activities
Purchase of senior unsecured notes	—	(142,404)
Repayments of borrowings under Credit Agreement	(2,190,000)	(300,000)
Borrowings under Credit Agreement	2,750,000	200,000
Repayments of borrowings under San Mateo Credit Facility	(108,000)	(70,000)
Borrowings under San Mateo Credit Facility	103,000	105,000
Cost to amend credit facilities	(8,645)	(506)
Proceeds from issuance of senior unsecured notes	494,800	—
Cost to issue senior unsecured notes	(8,255)	—
Dividends paid	(35,685)	(11,744)
Contributions related to formation of San Mateo	14,700	22,750
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	24,500	—
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(44,443)	(44,835)
Taxes paid related to net share settlement of stock-based compensation	(22,790)	(16,852)
Other	(452)	(298)
Net cash provided by (used in) financing activities	968,730	(258,889)
Change in cash and restricted cash	(481,492)	195,363
Cash and restricted cash at beginning of period	547,330	86,920
Cash and restricted cash at end of period	$65,838	$282,283

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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements, Basis of Presentation, Consolidation and Significant Estimates
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) but do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023 (the “Annual Report”). The Company consolidates certain subsidiaries and joint ventures that are less than wholly-owned and are not involved in oil and natural gas exploration, including its midstream joint venture, San Mateo Midstream, LLC (collectively with its subsidiaries, “San Mateo”), and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification, Consolidation (Topic 810). The Company proportionately consolidates certain joint ventures that are less than wholly-owned and are involved in oil and natural gas exploration. All intercompany accounts and transactions have been eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all normal, recurring adjustments that are necessary for a fair presentation of the Company’s interim unaudited condensed consolidated financial statements as of June 30, 2023. Amounts as of December 31, 2022 are derived from the Company’s audited consolidated financial statements included in the Annual Report.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Revenues
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the three and six months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues from contracts with customers	$649,890	$974,663	$1,213,564	$1,637,823
Realized (loss) gain on derivatives	(3,148)	(61,163)	521	(83,602)
Unrealized (loss) gain on derivatives	(8,659)	30,430	(15,726)	(44,599)
Total revenues	$638,083	$943,930	$1,198,359	$1,509,622

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Oil revenues	$510,364	$650,233	$912,141	$1,110,355
Natural gas revenues	77,553	242,536	178,685	408,929
Third-party midstream services revenues	30,075	21,886	56,586	39,192
Sales of purchased natural gas	31,898	60,008	66,152	79,347
Total revenues from contracts with customers	$649,890	$974,663	$1,213,564	$1,637,823

Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, the Company is required to perform a ceiling test each quarter that determines a limit, or ceiling, on the capitalized costs of oil and natural gas properties based primarily on the after-tax estimated future net cash flows from oil and natural gas properties using a 10% discount rate and the arithmetic average of first-day-of-the-month oil and natural gas prices for the prior 12-month period. For each of the three and six months ended June 30, 2023 and 2022, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and, as a result, no impairment charge was necessary.
The Company capitalized approximately $14.5 million and $10.4 million of its general and administrative costs for the three months ended June 30, 2023 and 2022, respectively, and $27.1 million and $23.6 million of its general and administrative costs for the six months ended June 30, 2023 and 2022, respectively. The Company capitalized approximately $5.3 million and $0.8 million of its interest expense for the three months ended June 30, 2023 and 2022, respectively, and $8.7 million and $4.4 million of its interest expense for the six months ended June 30, 2023 and 2022, respectively.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The following table sets forth the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average common shares outstanding
Basic	119,183	118,103	119,109	118,027
Dilutive effect of options and restricted stock units	659	1,800	747	1,830
Diluted weighted average common shares outstanding	119,842	119,903	119,856	119,857

NOTE 3 — BUSINESS COMBINATIONS

On April 12, 2023, a wholly-owned subsidiary of the Company completed the acquisition of Advance Energy Partners Holdings, LLC (“Advance”) from affiliates of EnCap Investments L.P., including certain oil and natural gas producing properties, undeveloped acreage and midstream assets located primarily in Lea County, New Mexico and Ward County, Texas (the “Advance Acquisition”). The Advance Acquisition had an effective date of January 1, 2023 and an aggregate purchase price consisting of (i) an amount in cash equal to approximately $1.61 billion (which amount is subject to certain customary post-closing adjustments) (the “Cash Consideration”) and (ii) potential additional cash consideration of $7.5 million for each month of 2023 in which the average oil price (as defined in the securities purchase agreement) exceeds $85 per barrel (all such payments for the 12 months in 2023, the “Contingent Consideration”). The Cash Consideration was paid upon the closing of the Advance Acquisition and was funded by a combination of cash on hand and borrowings under the Company’s reserves-based revolving credit facility (the “Credit Agreement”).
The Advance Acquisition was accounted for under the acquisition method of accounting as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC Topic 805”). Under ASC Topic 805, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values as of the respective acquisition date, with any excess purchase price allocated to goodwill. As the Company acquired 100% of the membership interests of Advance, the acquisition was treated as an asset acquisition for tax purposes.
The Company recorded the Contingent Consideration at fair value on the date of the business combination and will record the change in the fair value in future periods as “Other income (expense)” in its unaudited condensed consolidated statements of operations. The fair value of the Contingent Consideration was $21.2 million at April 12, 2023. The fair value of the Contingent Consideration decreased by $15.9 million between April 12, 2023 and June 30, 2023, and this decrease was recorded as “Other income” for the three and six months ended June 30, 2023. The Company used the Monte Carlo simulation method to measure the fair value of the Contingent Consideration, which has unobservable inputs and is thus classified at Level 3 in the fair value hierarchy (see Note 9 for discussion of the fair value hierarchy).
The preliminary allocation of the total purchase price for the Advance Acquisition is set forth below (in thousands). The Company anticipates that the allocation of the purchase price should be finalized during 2023 upon determination of the final purchase price adjustments.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 3 — BUSINESS COMBINATIONS — Continued

Consideration	Allocation
Cash	$1,608,427
Working capital adjustments	(8,405)
Fair value of Contingent Consideration at April 12, 2023	21,151
Total consideration given	$1,621,173
Allocation of purchase price
Current assets	$74,689
Oil and natural gas properties
Evaluated	1,362,533
Unproved and unevaluated	202,396
Midstream assets	63,644
Current liabilities	(73,763)
Asset retirement obligations	(8,326)
Net assets acquired	$1,621,173
The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair value of oil and gas properties and asset retirement obligations were measured using the discounted cash flow technique of valuation.
Significant inputs to the valuation of oil and gas properties include estimates of: (i) reserves, (ii) future operating and development costs, (iii) future commodity prices, (iv) future plugging and abandonment costs, (v) estimated future cash flows, (vi) recent market comparable transactions for unproved acreage, and (vii) a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates and are the most sensitive and subject to change.
Estimated production from the Advance wells averaged approximately 25,450 BOE per day during the first quarter of 2023 based upon Advance’s production records. The results of operations for the Advance Acquisition since the closing date have been included in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2023. The oil and natural gas production from Advance increased the Company’s revenues and net income for the period from April 12, 2023 through June 30, 2023 by $92.1 million and $40.3 million, respectively.
Pro Forma Information
The following unaudited pro forma financial information represents a summary of the condensed consolidated results of operations for the three and six months ended June 30, 2023 and 2022, assuming the Advance Acquisition had been completed as of January 1, 2022. The pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations or the consolidated financial position of the Company would have been had the Advance Acquisition occurred on the dates noted above, nor is it necessarily indicative of the future results of operations or consolidated financial position of the Company. Future results may vary significantly from the results reflected because of various factors.
The information below reflects certain nonrecurring pro forma adjustments that were directly related to the business combination based on currently available information and certain estimates and assumptions that the Company believes provide a reasonable basis for presenting the significant effects of the Advance Acquisition, including (i) the increase in depletion reflecting the relative fair values and production volumes attributable to Advance’s properties and the revision to the depletion rate reflecting the reserve volumes acquired, (ii) adjustments to interest expense as a result of the incremental borrowings necessary to finance the Advance Acquisition and (iii) the estimated tax impacts of the pro-forma adjustments. The pro forma financial information does not reflect the benefits of projected synergies, potential cost savings or the costs that may be necessary to achieve such savings, opportunities to increase revenue generation or other factors that may result from the Advance Acquisition and, accordingly, does not attempt to predict or suggest future results. Management cannot identify the timing, nature and amount of such savings, costs or other factors, any of which could affect the future consolidated results of operations or consolidated financial position of the Company.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 3 — BUSINESS COMBINATIONS — Continued

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Total revenue	$658,084	$1,138,174	$1,354,640	$1,871,007
Net income attributable to Matador Resources Company shareholders	$166,174	$490,951	$356,681	$756,239

Earnings per share:
Basic	$1.39	$4.16	$2.99	$6.41
Diluted	$1.39	$4.09	$2.98	$6.31

NOTE 4 — ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations for the six months ended June 30, 2023 (in thousands).

Beginning asset retirement obligations	$53,741
Liabilities incurred during period	2,535
Liabilities settled during period	(782)
Acquisitions during period	8,326
Divestitures during period	(652)
Accretion expense	1,491
Ending asset retirement obligations	64,659
Less: current asset retirement obligations(1)	(1,413)
Long-term asset retirement obligations	$63,246
 _______________
(1)Included in accrued liabilities in the Company’s interim unaudited condensed consolidated balance sheet at June 30, 2023.
NOTE 5 — DEBT
At June 30, 2023, the Company had (i) $699.2 million of outstanding senior notes due 2026 (the “2026 Notes”), (ii) $500.0 million of outstanding senior notes due 2028 (the “2028 Notes”), (iii) $560.0 million in borrowings outstanding under the Credit Agreement and (iv) approximately $45.4 million in outstanding letters of credit issued pursuant to the Credit Agreement.
At June 30, 2023, San Mateo had $460.0 million in borrowings outstanding under its revolving credit facility (the “San Mateo Credit Facility”) and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Between June 30, 2023 and July 25, 2023, San Mateo repaid $25.0 million of borrowings under the San Mateo Credit Facility.

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
The Credit Agreement requires the Company to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities under the Credit Agreement, of not less than 1.0 to 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $75.0 million of cash or cash equivalents), divided by a rolling four quarter EBITDA calculation, of 3.5 to 1.0 or less. The Company believes that it was in compliance with the terms of the Credit Agreement at June 30, 2023.
San Mateo Midstream, LLC
The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility matures December 9, 2026 and lender commitments under the revolving credit facility were $485.0 million at June 30, 2023 (subject to San Mateo’s compliance with the covenants noted below). The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments of up to $735.0 million.
The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.0 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.5 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. The Company believes that San Mateo was in compliance with the terms of the San Mateo Credit Facility at June 30, 2023.
Senior Unsecured Notes
At June 30, 2023, the Company had $699.2 million of outstanding 2026 Notes, which have a 5.875% coupon rate. The 2026 Notes mature September 15, 2026, and interest is payable on the 2026 Notes semi-annually in arrears on each March 15 and September 15. The 2026 Notes are jointly and severally guaranteed on a senior unsecured basis by certain subsidiaries of the Company (the “Guarantor Subsidiaries”).
On April 11, 2023, the Company completed the sale of $500.0 million in aggregate principal amount of the 2028 Notes, which have a 6.875% coupon rate and mature April 15, 2028. Interest is payable on the 2028 Notes semi-annually in arrears on each April 15 and October 15, and the first interest payment date for the 2028 Notes will be October 15, 2023. The 2028 Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantor Subsidiaries.
At any time prior to April 15, 2025, the Company may redeem up to 35% in aggregate principal amount of 2028 Notes at a redemption price of 106.875% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, in an amount not greater than the net proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the 2028 Notes remains outstanding after such redemption. In addition, at any time prior to April 15, 2025, the Company may redeem all or part of the 2028 Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 5 — DEBT — Continued
On or after April 15, 2025, the Company may redeem all or a part of the 2028 Notes at any time or from time to time at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on April 15 of the years indicated below:

Year	Redemption Price
2025	103.438%
2026	101.719%
2027	100.000%

Debt Maturities
The outstanding borrowings of $560.0 million at June 30, 2023 under the Credit Agreement mature on October 31, 2026. The outstanding borrowings of $460.0 million at June 30, 2023 under the San Mateo Credit Facility mature on December 9, 2026. The $699.2 million of outstanding 2026 Notes at June 30, 2023 mature on September 15, 2026. The $500.0 million of outstanding 2028 Notes at June 30, 2023 mature on April 15, 2028.
NOTE 6 — INCOME TAXES
The Company recorded a current income tax benefit of $4.9 million for the three months ended June 30, 2023 and a deferred income tax provision of $62.2 million and $114.0 million, respectively, for the three and six months ended June 30, 2023. The Company recorded no current income tax provision for the six months ended June 30, 2023. For the three and six months ended June 30, 2022, the Company recorded a current income tax provision of $36.3 million and $51.7 million, respectively, and a deferred income tax provision of $99.7 million and $152.8 million, respectively.
As of March 31, 2023, the Company expected to pay federal income taxes and state income taxes in New Mexico during 2023 based upon the Company’s projections of taxable income for 2023 at that time and the utilization of substantially all of the Company’s federal and state net operating loss carryforwards in 2022. On April 12, 2023, the Company completed the Advance Acquisition, which was treated as an asset acquisition for tax purposes. At June 30, 2023, the additional deductions the Company expects to utilize in 2023 from the Advance Acquisition, in excess of projected increased revenues from the Advance Acquisition, are expected to fully offset the taxable income the Company otherwise is projected to generate for 2023. As a result, the Company does not expect to pay federal income taxes or state income taxes in 2023 at this time. The Company’s effective income tax rate of 26% for both the three and six months ended June 30, 2023, and 25% for both the three and six months ended June 30, 2022, differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico.
NOTE 7 — EQUITY
Stock-based Compensation
During the six months ended June 30, 2023, the Company granted awards to certain of its employees of 228,100 service-based restricted stock units to be settled in cash, which are liability instruments, and 143,500 performance-based stock units and 269,000 service-based shares of restricted stock, which are equity instruments. The performance-based stock units vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year period ending December 31, 2025, as compared to a designated peer group. The service-based restricted stock and restricted stock units vest over a three-year period. The fair value of these awards was approximately $32.7 million on the grant date.
Common Stock Dividend
The Board of Directors (the “Board”) declared a quarterly cash dividend of $0.15 per share of common stock in each of the first and second quarters of 2023. The first quarter dividend, which totaled $17.8 million, was paid on March 9, 2023 to shareholders of record as of February 27, 2023. The second quarter dividend, which totaled $17.9 million, was paid on June 1, 2023 to shareholders of record as of May 11, 2023. In July 2023, the Board declared a quarterly cash dividend of $0.15 per share of common stock payable on September 1, 2023 to shareholders of record as of August 11, 2023.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

San Mateo Distributions and Contributions
During the three months ended June 30, 2023 and 2022, San Mateo distributed $26.4 million and $27.5 million, respectively, to the Company and $25.3 million and $26.5 million, respectively, to a subsidiary of Five Point Energy LLC (“Five Point”), the Company’s joint venture partner in San Mateo. During the six months ended June 30, 2023 and 2022, San Mateo distributed $46.3 million and $46.7 million, respectively, to the Company and $44.4 million and $44.8 million, respectively, to Five Point. During the three and six months ended June 30, 2023, the Company contributed $25.5 million and Five Point contributed $24.5 million of cash to San Mateo. During the three and six months ended June 30, 2022, there were no contributions to San Mateo by either the Company or Five Point.
Performance Incentives
No performance incentives were paid by Five Point to the Company during each of the three months ended June 30, 2023 and 2022. Five Point paid to the Company $14.7 million and $22.8 million of performance incentives during the six months ended June 30, 2023 and 2022, respectively. These performance incentives are recorded when received, net of the $3.1 million and $4.8 million deferred tax impact to Matador for the six months ended June 30, 2023 and 2022, respectively, in “Additional paid-in capital” in the Company’s interim unaudited condensed consolidated balance sheets. These performance incentives for the six months ended June 30, 2023 and 2022 are also denoted as “Contributions related to formation of San Mateo” under “Financing activities” in the Company’s interim unaudited condensed consolidated statements of cash flows and changes in shareholders’ equity.
NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2023, the Company had one natural gas basis swap contract open and in place to mitigate its exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price. At June 30, 2023, the contract was set to expire during the fourth quarter of 2023. The Company had no open contracts associated with oil or natural gas liquids prices at June 30, 2023.
The following is a summary of the Company’s open basis swap contract at June 30, 2023.

Commodity	Calculation Period	Notional Quantity (MMBtu)	Fixed Price ($/MMBtu)	Fair Value of Asset (Liability) (thousands)
Natural Gas Basis	07/01/2023 - 12/31/2023	9,200,000	$(1.85)	$(11,796)
Total open basis swap contracts				$(11,796)
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the interim unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the condensed consolidated balance sheets	Net amounts presented in the condensed consolidated balance sheets
June 30, 2023
Current liabilities	$(11,796)	$—	$(11,796)
Total	$(11,796)	$—	$(11,796)
December 31, 2022
Current assets	$3,931	$—	$3,931
Total	$3,931	$—	$3,931
The following table summarizes the location and aggregate gain (loss) of all derivative financial instruments recorded in the interim unaudited condensed consolidated statements of operations for the periods presented (in thousands).

		Three Months Ended June 30,		Six Months Ended June 30,
Type of Instrument	Location in Condensed Consolidated Statement of Operations	2023	2022	2023	2022
Derivative Instrument
Oil	Revenues: Realized loss on derivatives	$—	$(34,237)	$—	$(52,403)
Natural Gas	Revenues: Realized (loss) gain on derivatives	(3,148)	(26,926)	521	(31,199)
Realized (loss) gain on derivatives		(3,148)	(61,163)	521	(83,602)
Oil	Revenues: Unrealized gain (loss) on derivatives	—	10,636	—	(34,363)
Natural Gas	Revenues: Unrealized (loss) gain on derivatives	(8,659)	19,794	(15,726)	(10,236)
Unrealized (loss) gain on derivatives		(8,659)	30,430	(15,726)	(44,599)
Total		$(11,807)	$(30,733)	$(15,205)	$(128,201)
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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of June 30, 2023 and December 31, 2022 (in thousands).

	Fair Value Measurements at June 30, 2023 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Natural gas basis swaps	$—	$(11,796)	$—	$(11,796)
Contingent consideration related to business combination	—	—	(5,267)	(5,267)
Total	$—	$(11,796)	$(5,267)	$(17,063)

	Fair Value Measurements at December 31, 2022 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Natural gas derivatives	$—	$3,931	$—	$3,931
Total	$—	$3,931	$—	$3,931

Additional disclosures related to derivative financial instruments are provided in Note 8.
Other Fair Value Measurements
At June 30, 2023 and December 31, 2022, the carrying values reported on the interim unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners and other current liabilities approximated their fair values due to their short-term maturities.
At June 30, 2023 and December 31, 2022, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
At June 30, 2023 and December 31, 2022, the fair value of the 2026 Notes was $679.1 million and $675.7 million, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
At June 30, 2023, the fair value of the 2028 Notes was $493.1 million based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination, lease and well equipment inventory when the market value is determined to be lower than the cost of the inventory and other property and equipment that are reduced to fair value when they are impaired or held for sale. See Note 3 for discussion of the fair value measurement of assets acquired and liabilities assumed as part of the Advance Acquisition.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 10 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Produced Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and produced water from certain portions of its acreage for transportation, gathering, processing, fractionation, sales and disposal. The Company paid approximately $11.4 million and $12.8 million for deliveries under these agreements during the three months ended June 30, 2023 and 2022, respectively, and $22.1 million and $23.8 million for deliveries under these agreements during the six months ended June 30, 2023 and 2022, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at June 30, 2023, the total deficiencies required to be paid by the Company under these agreements would be approximately $586.0 million.
San Mateo Commitments
The Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks and Wolf asset areas and acreage in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and the Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, the Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements (collectively with the transportation, gathering and produced water disposal agreements, the “Operational Agreements”). San Mateo provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The remaining minimum contractual obligation under the Operational Agreements at June 30, 2023 was approximately $253.5 million.
Legal Proceedings
The Company is a party to several legal proceedings encountered in the ordinary course of its business. While the ultimate outcome and impact on the Company cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

NOTE 11 — SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at June 30, 2023 and December 31, 2022 (in thousands).

	June 30, 2023	December 31, 2022
Accrued evaluated and unproved and unevaluated property costs	$202,251	$112,766
Accrued midstream properties costs	10,696	11,623
Accrued lease operating expenses	53,623	46,975
Accrued interest on debt	22,249	10,461
Accrued asset retirement obligations	1,413	756
Accrued partners’ share of joint interest charges	31,295	42,199
Accrued payable related to purchased natural gas	7,629	11,158
Other	21,187	25,372
Total accrued liabilities	$350,343	$261,310

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the six months ended June 30, 2023 and 2022 (in thousands).

	Six Months Ended June 30,
	2023	2022
Cash paid for income taxes	$1,677	$13,500
Cash paid for interest expense, net of amounts capitalized	$65,757	$37,254
Increase (decrease) in asset retirement obligations related to mineral properties	$8,787	$(4,094)
Increase in asset retirement obligations related to midstream properties	$641	$—
Increase (decrease) in liabilities for drilling, completion and equipping capital expenditures	$89,760	$(50,283)
Decrease in liabilities for acquisition of oil and natural gas properties	$(346)	$(2,510)
(Decrease) increase in liabilities for midstream properties capital expenditures	$(929)	$7,226
Stock-based compensation expense recognized as a liability	$3,628	$17,521
Increase in liabilities for accrued cost to issue senior notes	$248	$—
Transfer of inventory from (to) oil and natural gas properties	$725	$(162)

The following table provides a reconciliation of cash and restricted cash recorded in the interim unaudited condensed consolidated balance sheets to cash and restricted cash as presented on the interim unaudited condensed consolidated statements of cash flows (in thousands).

	Six Months Ended June 30,
	2023	2022
Cash	$22,303	$230,394
Restricted cash	43,535	51,889
Total cash and restricted cash	$65,838	$282,283

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 12 — SEGMENT INFORMATION
The Company operates in two business segments: (i) exploration and production and (ii) midstream. The exploration and production segment is engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States and is currently focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. The midstream segment conducts midstream operations in support of the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties. The majority of the Company’s midstream operations in the Rustler Breaks, Wolf and Stateline asset areas and the Greater Stebbins Area in the Delaware Basin, which comprise most of the Company’s midstream operations, are conducted through San Mateo. In addition, at June 30, 2023, the Company operated a cryogenic gas processing plant, compressor stations and a natural gas gathering pipeline system in Lea and Eddy Counties, New Mexico through Pronto Midstream, LLC (“Pronto”), which is a wholly-owned subsidiary of the Company. Neither San Mateo nor Pronto is a guarantor of the 2026 Notes or the 2028 Notes.
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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended June 30, 2023
Oil and natural gas revenues	$586,732	$1,185	$—	$—	$587,917
Midstream services revenues	—	79,214	—	(49,139)	30,075
Sales of purchased natural gas	5,544	26,354	—	—	31,898
Realized loss on derivatives	(3,148)	—	—	—	(3,148)
Unrealized loss on derivatives	(8,659)	—	—	—	(8,659)
Expenses(1)	341,513	70,122	23,319	(49,139)	385,815
Operating income(2)	$238,956	$36,631	$(23,319)	$—	$252,268
Total assets	$5,998,037	$1,088,627	$45,674	$—	$7,132,338
Capital expenditures(3)	$1,897,679	$82,129	$709	$—	$1,980,517
_____________________
(1)Includes depletion, depreciation and amortization expenses of $167.4 million and $9.8 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.3 million.
(2)Includes $12.4 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Includes $1.59 billion attributable to land and seismic acquisition expenditures related to the exploration and production segment, $63.6 million attributable to midstream acquisition expenditures and $6.8 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 12 — SEGMENT INFORMATION — Continued

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended June 30, 2022
Oil and natural gas revenues	$889,728	$3,041	$—	$—	$892,769
Midstream services revenues	—	75,044	—	(53,158)	21,886
Sales of purchased natural gas	44,532	15,476	—	—	60,008
Realized loss on derivatives	(61,163)	—	—	—	(61,163)
Unrealized gain on derivatives	30,430	—	—	—	30,430
Expenses(1)	332,593	48,726	20,780	(53,158)	348,941
Operating income(2)	$570,934	$44,835	$(20,780)	$—	$594,989
Total assets	$3,740,111	$986,166	$237,599	$—	$4,963,876
Capital expenditures(3)	$172,640	$92,043	$58	$—	$264,741
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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Six Months Ended June 30, 2023
Oil and natural gas revenues	$1,088,080	$2,746	$—	$—	$1,090,826
Midstream services revenues	—	154,465	—	(97,879)	56,586
Sales of purchased natural gas	11,374	54,778	—	—	66,152
Realized gain on derivatives	521	—	—	—	521
Unrealized loss on derivatives	(15,726)	—	—	—	(15,726)
Expenses(1)	609,093	139,971	43,473	(97,879)	694,658
Operating income(2)	$475,156	$72,018	$(43,473)	$—	$503,701
Total assets	$5,998,037	$1,088,627	$45,674	$—	$7,132,338
Capital expenditures(3)	$2,216,184	$95,409	$2,478	$—	$2,314,071
_____________________
(1)Includes depletion, depreciation and amortization expenses of $284.0 million and $19.2 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.7 million.
(2)Includes $28.2 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Includes $1.61 billion attributable to land and seismic acquisition expenditures related to the exploration and production segment, $63.6 million attributable to midstream acquisition expenditures and $11.3 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 12 — SEGMENT INFORMATION — Continued

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Six Months Ended June 30, 2022
Oil and natural gas revenues	$1,514,521	$4,763	$—	$—	$1,519,284
Midstream services revenues	—	142,435	—	(103,243)	$39,192
Sales of purchased natural gas	51,654	27,693	—	—	$79,347
Realized loss on derivatives	(83,602)	—	—	—	$(83,602)
Unrealized loss on derivatives	(44,599)	—	—	—	$(44,599)
Expenses(1)	570,050	91,497	47,022	(103,243)	$605,326
Operating income(2)	$867,924	$83,394	$(47,022)	$—	$904,296
Total assets	$3,740,111	$986,166	$237,599	$—	$4,963,876
Capital expenditures(3)	$412,488	$111,124	$283	$—	$523,895

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
Second Quarter Highlights
For the three months ended June 30, 2023, our total oil equivalent production was 11.9 million BOE, and our average daily oil equivalent production was 130,683 BOE per day, of which 76,345 Bbl per day, or 58%, was oil and 326.0 MMcf per day, or 42%, was natural gas. Our average daily oil production of 76,345 Bbl per day for the three months ended June 30, 2023 increased 19% year-over-year from 64,339 Bbl per day for the three months ended June 30, 2022. Our average daily natural gas production of 326.0 MMcf per day for the three months ended June 30, 2023 increased 17% year-over-year from 278.5 MMcf per day for the three months ended June 30, 2022.
For the second quarter of 2023, we reported net income attributable to Matador shareholders of $164.7 million, or $1.37 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $415.7 million, or $3.47 per diluted common share, for the second quarter of 2022. For the second quarter of 2023, our Adjusted EBITDA, a non-GAAP financial measure, was $423.3 million, as compared to Adjusted EBITDA of $663.8 million during the second quarter of 2022.
For the six months ended June 30, 2023, we reported net income attributable to Matador shareholders of $327.8 million, or $2.73 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $622.8 million, or $5.20 per diluted common share, for the six months ended June 30, 2022. For the six months ended June 30, 2023, our Adjusted EBITDA, a non-GAAP financial measure, was $788.5 million, as compared to Adjusted EBITDA of $1.13 billion during the six months ended June 30, 2022.
For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Liquidity and Capital Resources—Non-GAAP Financial Measures.” For more information regarding our financial results for the three and six months ended June 30, 2023, see “—Results of Operations” below.
Advance Acquisition
On April 12, 2023, our wholly-owned subsidiary completed the acquisition of Advance Energy Partners Holdings, LLC (“Advance”) from affiliates of EnCap Investments L.P., including certain oil and natural gas producing properties, undeveloped acreage and midstream assets located primarily in Lea County, New Mexico and Ward County, Texas (the “Advance Acquisition”). The Advance Acquisition had an effective date of January 1, 2023 and an aggregate purchase price consisting of (i) an amount in cash equal to approximately $1.61 billion (which amount is subject to certain customary post-closing adjustments) (the “Cash Consideration”) and (ii) potential additional cash consideration of $7.5 million for each month of 2023 in which the average oil price (as defined in the securities purchase agreement) exceeds $85 per barrel (all such payments for the 12 months in 2023, the “Contingent Consideration”). The Cash Consideration was paid upon the closing of the Advance Acquisition and was funded by a combination of cash on hand and borrowings under the Company’s reserves-based revolving credit facility (the “Credit Agreement”). The fair value of the Contingent Consideration was $21.2 million at April 12, 2023. The fair value of the Contingent Consideration decreased by $15.9 million between April 12, 2023 and June 30, 2023, and this decrease was recorded as “Other income” for the three and six months ended June 30, 2023. The results of operations for the Advance Acquisition since the closing date of April 12, 2023 have been included in our condensed consolidated financial statements for the three and six months ended June 30, 2023. See Note 3 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding the Advance Acquisition.
Operations Update
We began 2023 operating seven drilling rigs in the Delaware Basin. Following the closing of the Advance Acquisition on April 12, 2023, we continued operating the drilling rig that Advance had been operating. Near the end of June 2023, we released this eighth operated drilling rig and continued operating seven drilling rigs in the Delaware Basin. We currently plan to operate seven drilling rigs for the remainder of 2023. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors.
We turned to sales a total of 55 gross (22.8 net) horizontal wells in the Delaware Basin during the second quarter of 2023, including 27 gross (20.6 net) operated horizontal wells and 28 gross (2.2 net) non-operated horizontal wells. During the second quarter of 2023, we turned to sales 11 gross (6.5 net) operated wells in the Ranger asset area: six were Second Bone Spring completions, three were First Bone Spring completions and two were Third Bone Spring completions. We turned to sales eight gross (8.0 net) operated wells in the Stateline asset area: four were Wolfcamp B completions and four were Avalon completions. We turned to sales four gross (2.7 net) operated wells in the Rustler Breaks asset area: two were Wolfcamp A completions and two were Wolfcamp B completions. We turned to sales four gross (3.4 net) operated wells in the Antelope Ridge asset area: three were Wolfcamp A completions and one was a Wolfcamp B completion. We also participated in 10 gross (0.8 net) non-operated wells turned to sales in the Antelope Ridge asset area, five gross (0.3 net) non-operated wells in the Arrowhead asset area, four gross (0.6 net) non-operated wells in the Rustler Breaks asset area, four gross (0.2 net) non-operated wells in the Stateline asset area, three non-operated wells (0.1 net) in the Wolf asset area and two gross (0.2 net) non-operated wells in the Ranger asset area.
Our average daily oil equivalent production in the Delaware Basin for the second quarter of 2023 was 125,000 BOE per day, consisting of 75,600 Bbl of oil per day and 296.1 MMcf of natural gas per day, a 19% increase from 105,200 BOE per day, consisting of 63,300 Bbl of oil per day and 251.4 MMcf of natural gas per day, in the second quarter of 2022. These increases were primarily attributable to the Advance Acquisition and the increased number of wells being operated by us and other operators (where we own a working interest). The Delaware Basin contributed approximately 99% of our daily oil production and approximately 91% of our daily natural gas production in the second quarter of 2023, as compared to approximately 98% of our daily oil production and approximately 90% of our daily natural gas production in the second quarter of 2022.
During the second quarter of 2023, we did not turn to sales any operated wells on our leasehold properties in the Eagle Ford shale play in South Texas or in the Haynesville shale and Cotton Valley plays in Northwest Louisiana.
2023 Capital Expenditure Budget
At July 25, 2023, we decreased our 2023 estimated capital expenditure budget for drilling, completing and equipping (“D/C/E”) capital expenditures, including expected D/C/E capital expenditures on acreage acquired in the Advance Acquisition, to $1.10 to $1.22 billion from $1.18 to $1.32 billion, primarily as a result of increased capital and operational efficiencies, changes in the service cost environment and adjustments to our operating plan for the remainder of 2023. At July 25, 2023, our anticipated midstream capital expenditures for 2023 remained $150.0 to $200.0 million, which includes our proportionate share of San Mateo’s estimated 2023 capital expenditures as well as the estimated 2023 capital expenditures for other wholly-owned midstream projects, including projects undertaken by Pronto.
Capital Resources Update
Our Board of Directors (the “Board”) declared a quarterly cash dividend of $0.15 per share of common stock in each of the first and second quarters of 2023. The first quarter dividend, which totaled $17.8 million, was paid on March 9, 2023 to shareholders of record as of February 27, 2023. The second quarter dividend, which totaled $17.9 million, was paid on June 1, 2023 to shareholders of record as of May 11, 2023. In July 2023, the Board declared a quarterly cash dividend of $0.15 per share of common stock payable on September 1, 2023 to shareholders of record as of August 11, 2023.
On March 31, 2023, the lenders under the Credit Agreement completed their review of our proved oil and natural gas reserves at December 31, 2022, and, as a result, we and our lenders entered into a Second Amendment to the Fourth Amended and Restated Credit Agreement, which amended the Credit Agreement to, among other things: (i) reaffirm the borrowing base at $2.25 billion, (ii) increase the elected commitment from $775.0 million to $1.25 billion and (iii) maintain the maximum facility amount at $1.50 billion. This reaffirmation of the borrowing base constituted the regularly scheduled May 1 redetermination.
On April 11, 2023, we completed the sale of $500.0 million in aggregate principal amount of the Company’s 6.875% senior notes due 2028 (the “2028 Notes”). The 2028 Notes mature on April 15, 2028. Interest on the 2028 Notes is payable semi-annually in arrears on each April 15 and October 15, and the first interest payment date for the 2028 Notes will be October 15, 2023. The 2028 Notes are jointly and severally guaranteed on a senior unsecured basis by certain subsidiaries of the Company (the “Guarantor Subsidiaries”). We received net proceeds from the issuance and sale of the 2028 Notes of approximately $487.6 million, after deducting the initial purchasers’ discounts and estimated offering expenses, which were used to partially repay borrowings under the Credit Agreement. Neither San Mateo nor Pronto is a guarantor of the 2028 Notes.
At June 30, 2023, we had (i) $560.0 million in borrowings outstanding under our Credit Agreement, (ii) approximately $45.4 million in outstanding letters of credit issued pursuant to the Credit Agreement, (iii) $699.2 million of outstanding 5.875% senior notes due 2026 (the “2026 Notes”), and (iv) $500.0 million of outstanding 2028 Notes. At June 30, 2023, San Mateo had $460.0 million in borrowings outstanding under San Mateo’s revolving credit facility (the “San Mateo Credit Facility”) and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Between June 30, 2023 and July 25, 2023, San Mateo repaid $25.0 million of borrowings under the San Mateo Credit Facility.
Critical Accounting Policies
There have been no changes to our critical accounting policies and estimates from those set forth in the Annual Report.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our financial statements.

Results of Operations
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Data
Revenues (in thousands)(1)
Oil	$510,364	$650,233	$912,141	$1,110,355
Natural gas	77,553	242,536	178,685	408,929
Total oil and natural gas revenues	587,917	892,769	1,090,826	1,519,284
Third-party midstream services revenues	30,075	21,886	56,586	39,192
Sales of purchased natural gas	31,898	60,008	66,152	79,347
Realized (loss) gain on derivatives	(3,148)	(61,163)	521	(83,602)
Unrealized (loss) gain on derivatives	(8,659)	30,430	(15,726)	(44,599)
Total revenues	$638,083	$943,930	$1,198,359	$1,509,622
Net Production Volumes(1)
Oil (MBbl)(2)	6,947	5,855	12,252	10,675
Natural gas (Bcf)(3)	29.7	25.3	55.4	47.2
Total oil equivalent (MBOE)(4)	11,892	10,078	21,491	18,535
Average daily production (BOE/d)(5)	130,683	110,750	118,735	102,406
Average Sales Prices
Oil, without realized derivatives (per Bbl)	$73.46	$111.06	$74.45	$104.01
Oil, with realized derivatives (per Bbl)	$73.46	$105.21	$74.45	$99.10
Natural gas, without realized derivatives (per Mcf)	$2.61	$9.57	$3.22	$8.67
Natural gas, with realized derivatives (per Mcf)	$2.51	$8.51	$3.23	$8.01
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
Three Months Ended June 30, 2023 as Compared to Three Months Ended June 30, 2022
Oil and natural gas revenues. Our oil and natural gas revenues decreased $304.9 million, or 34%, to $587.9 million for the three months ended June 30, 2023, as compared to $892.8 million for the three months ended June 30, 2022. Our oil revenues decreased $139.9 million, or 22%, to $510.4 million for the three months ended June 30, 2023, as compared to $650.2 million for the three months ended June 30, 2022. The decrease in oil revenues resulted from a 34% decrease in the weighted average oil price realized for the three months ended June 30, 2023 to $73.46 per Bbl, as compared to $111.06 per Bbl for the three months ended June 30, 2022, which was partially offset by a 19% increase in our oil production to 6.9 million Bbl for the three months ended June 30, 2023, as compared to 5.9 million Bbl for the three months ended June 30, 2022. Our natural gas revenues decreased $165.0 million, or 68%, to $77.6 million for the three months ended June 30, 2023, as compared to $242.5 million for the three months ended June 30, 2022. The decrease in natural gas revenues resulted from a 73% decrease in the weighted average natural gas price realized for the three months ended June 30, 2023 to $2.61 per Mcf, as compared to a weighted average natural gas price of $9.57 per Mcf realized for the three months ended June 30, 2022, which was partially offset by a 17% increase in our natural gas production to 29.7 Bcf for the three months ended June 30, 2023, as compared to 25.3 Bcf for the three months ended June 30, 2022.

Third-party midstream services revenues. Our third-party midstream services revenues increased $8.2 million, or 37%, to $30.1 million for the three months ended June 30, 2023, as compared to $21.9 million for the three months ended June 30, 2022. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to an increase in our third-party natural gas gathering and processing revenues that was due in part to our Pronto midstream assets, which were purchased on June 30, 2022, to $17.1 million for the three months ended June 30, 2023, as compared to $10.7 million for the three months ended June 30, 2022, and an increase in our third-party produced water disposal revenues to $10.3 million for the three months ended June 30, 2023, as compared to $8.4 million for the three months ended June 30, 2022.
Sales of purchased natural gas. Our sales of purchased natural gas decreased $28.1 million, or 47%, to $31.9 million for the three months ended June 30, 2023, as compared to $60.0 million for the three months ended June 30, 2022. This decrease was the result of an 80% decrease in the natural gas price realized, which was partially offset by a 158% increase in natural gas volumes sold for the three months ended June 30, 2023. Sales of purchased natural gas reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at either Pronto’s or San Mateo’s cryogenic natural gas processing plant and subsequently sell the residue gas and NGLs to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our interim unaudited condensed consolidated statements of operations.
Realized (loss) gain on derivatives. Our realized loss on derivatives was $3.1 million for the three months ended June 30, 2023, as compared to a realized net loss of $61.2 million for the three months ended June 30, 2022. We realized a net loss of $3.1 million related to our natural gas basis swap contract for the three months ended June 30, 2023, resulting from natural gas prices that were above the strike price of our natural gas basis swap contract. For the three months ended June 30, 2022, we realized a net loss of $34.2 million related to our oil costless collar and oil basis swap contracts resulting primarily from oil prices that were above the ceiling prices of our oil costless collar contracts and above the strike prices of certain of our oil basis swap contracts. We realized a net loss of $26.9 million related to our natural gas costless collar contracts for the three months ended June 30, 2022, resulting primarily from natural gas prices that were above the ceiling prices of certain of our natural gas costless collar contracts. We realized an average loss on our natural gas derivatives of approximately $0.10 per Mcf produced during the three months ended June 30, 2023, as compared to an average loss of approximately $1.06 per Mcf produced during the three months ended June 30, 2022.
Unrealized (loss) gain on derivatives. During the three months ended June 30, 2023, the aggregate net fair value of our open natural gas basis swap contracts changed to a net liability of $11.8 million from a net liability of $3.1 million at March 31, 2023, resulting in an unrealized loss on derivatives of $8.7 million for the three months ended June 30, 2023. During the three months ended June 30, 2022, the aggregate net fair value of our open oil and natural gas derivative contracts changed to a net liability of $59.5 million from a net liability of $89.9 million at March 31, 2022, resulting in an unrealized gain on derivatives of $30.4 million for the three months ended June 30, 2022.
Six Months Ended June 30, 2023 as Compared to Six Months Ended June 30, 2022
Oil and natural gas revenues. Our oil and natural gas revenues decreased $428.5 million, or 28%, to $1.09 billion for the six months ended June 30, 2023, as compared to $1.52 billion for the six months ended June 30, 2022. Our oil revenues decreased $198.2 million, or 18%, to $912.1 million for the six months ended June 30, 2023, as compared to $1.11 billion for the six months ended June 30, 2022. This decrease in oil revenues resulted from a 28% decrease in the weighted average oil price realized for the six months ended June 30, 2023 to $74.45 per Bbl, as compared to $104.01 per Bbl for the six months ended June 30, 2022, which was partially offset by a 15% increase in our oil production to 12.3 million Bbl for the six months ended June 30, 2023, as compared to 10.7 million Bbl for the six months ended June 30, 2022. Our natural gas revenues decreased by $230.2 million, or 56%, to $178.7 million for the six months ended June 30, 2023, as compared to $408.9 million for the six months ended June 30, 2022. The decrease in natural gas revenues resulted from a 63% decrease in the weighted average natural gas price realized for the six months ended June 30, 2023 to $3.22 per Mcf, as compared to a weighted average natural gas price of $8.67 per Mcf for the six months ended June 30, 2022, which was partially offset by an 18% increase in our natural gas production to 55.4 Bcf for the six months ended June 30, 2023, as compared to 47.2 Bcf for the six months ended June 30, 2022.
Third-party midstream services revenues. Our third-party midstream services revenues increased $17.4 million, or 44%, to $56.6 million for the six months ended June 30, 2023, as compared to $39.2 million for the six months ended June 30, 2022. This increase was primarily attributable to an increase in our third-party natural gas gathering and processing revenues that was due in part to our Pronto midstream assets, which were purchased on June 30, 2022, to $30.7 million for the six months ended June 30, 2023, as compared to $18.4 million for the six months ended June 30, 2022, and an increase in our third-party produced water disposal revenues to $20.9 million for the six months ended June 30, 2023, as compared to $16.2 million for the six months ended June 30, 2022.

Sales of purchased natural gas. Our sales of purchased natural gas decreased $13.2 million, or 17%, to $66.2 million for the six months ended June 30, 2023, as compared to $79.3 million for the six months ended June 30, 2022. This decrease was the result of a 71% decrease in the natural gas price realized, which was partially offset by a 182% increase in natural gas volumes sold for the six months ended June 30, 2023.
Realized (loss) gain on derivatives. Our realized net gain on derivatives was $0.5 million for the six months ended June 30, 2023, as compared to a realized net loss of $83.6 million for the six months ended June 30, 2022. We realized a net gain of $0.5 million related to our natural gas costless collar and natural gas basis swap contracts for the six months ended June 30, 2023, resulting primarily from natural gas prices that were below the floor prices of certain of our natural gas costless collar contracts, offset by natural gas prices that were above the strike price of our natural gas basis swap contract. For the six months ended June 30, 2022, we realized a net loss of $52.4 million related to our oil costless collar and oil basis swap contracts, resulting primarily from oil prices that were above the ceiling prices of certain of our oil costless collar contracts and above the strike prices of certain of our oil basis swap contracts. We realized a net loss of $31.2 million related to our natural gas costless collar contracts for the six months ended June 30, 2022, resulting primarily from natural gas prices that were above the ceiling prices of certain of our natural gas costless collar contracts. We realized an average gain on our natural gas derivatives of approximately $0.01 per Mcf produced during the six months ended June 30, 2023, as compared to an average loss of approximately $0.66 per Mcf produced during the six months ended June 30, 2022.
Unrealized (loss) gain on derivatives. During the six months ended June 30, 2023, the aggregate net fair value of our open natural gas derivative contracts changed to a net liability of $11.8 million from a net asset of $3.9 million at December 31, 2022, resulting in an unrealized loss on derivatives of $15.7 million for the six months ended June 30, 2023. During the six months ended June 30, 2022, the aggregate net fair value of our open oil and natural gas derivative contracts increased to a net liability of $59.5 million from a net liability of $14.9 million at December 31, 2021, resulting in an unrealized loss on derivatives of $44.6 million for the six months ended June 30, 2022.

Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except expenses per BOE)	2023	2022	2023	2022
Expenses
Production taxes, transportation and processing	$61,991	$85,658	$117,477	$145,477
Lease operating	61,043	39,857	105,450	73,812
Plant and other midstream services operating	30,657	22,014	61,702	41,475
Purchased natural gas	27,103	56,440	55,551	73,461
Depletion, depreciation and amortization	177,514	120,024	303,839	215,877
Accretion of asset retirement obligations	792	517	1,491	1,060
General and administrative	26,715	24,431	49,148	54,164
Total expenses	385,815	348,941	694,658	605,326
Operating income	252,268	594,989	503,701	904,296
Other income (expense)
Net loss on impairment	(202)	—	(202)	(198)
Interest expense	(34,229)	(18,492)	(50,405)	(34,744)
Other income (expense)	16,564	(4,342)	16,903	(4,486)
Total other expense	(17,867)	(22,834)	(33,704)	(39,428)
Income before income taxes	234,401	572,155	469,997	864,868
Income tax provision (benefit)
Current	(4,929)	36,261	—	51,670
Deferred	62,235	99,699	113,978	152,818
Total income tax provision	57,306	135,960	113,978	204,488
Net income	177,095	436,195	356,019	660,380
Net income attributable to non-controlling interest in subsidiaries	(12,429)	(20,477)	(28,223)	(37,538)
Net income attributable to Matador Resources Company shareholders	$164,666	$415,718	$327,796	$622,842
Expenses per BOE
Production taxes, transportation and processing	$5.21	$8.50	$5.47	$7.85
Lease operating	$5.13	$3.95	$4.91	$3.98
Plant and other midstream services operating	$2.58	$2.18	$2.87	$2.24
Depletion, depreciation and amortization	$14.93	$11.91	$14.14	$11.65
General and administrative	$2.25	$2.42	$2.29	$2.92
Three Months Ended June 30, 2023 as Compared to Three Months Ended June 30, 2022
Production taxes, transportation and processing. Our production taxes and transportation and processing expenses decreased $23.7 million, or 28%, to $62.0 million for the three months ended June 30, 2023, as compared to $85.7 million for the three months ended June 30, 2022. On a unit-of-production basis, our production taxes and transportation and processing expenses decreased 39% to $5.21 per BOE for the three months ended June 30, 2023, as compared to $8.50 per BOE for the three months ended June 30, 2022. These decreases were primarily attributable to a $24.3 million decrease in production taxes to $46.2 million for the three months ended June 30, 2023, as compared to $70.5 million for the three months ended June 30, 2022, primarily due to the decrease in oil and natural gas revenues between the two periods.
Lease operating. Our lease operating expenses increased $21.2 million, or 53%, to $61.0 million for the three months ended June 30, 2023, as compared to $39.9 million for the three months ended June 30, 2022. Our lease operating expenses on a unit-of-production basis increased 30% to $5.13 per BOE for the three months ended June 30, 2023, as compared to $3.95 per BOE for the three months ended June 30, 2022. These increases were primarily attributable to the increased number of wells being operated by us, including 127 wells from the Advance Acquisition, and operated by other operators (where we own a working interest) and to operating cost inflation for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $8.6 million, or 39%, to $30.7 million for the three months ended June 30, 2023, as compared to $22.0 million for the three months ended June 30, 2022. This increase was primarily attributable to increased throughput volumes from Matador and other San Mateo customers, which resulted in (i) increased expenses associated with our commercial produced water disposal operations of $13.1 million for the three months ended June 30, 2023, as compared to $11.7 million for the three months ended June 30, 2022, and (ii) expenses for the three months ended June 30, 2023 of $4.2 million associated with operating our Pronto midstream assets, which were purchased on June 30, 2022.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $57.5 million, or 48%, to $177.5 million for the three months ended June 30, 2023, as compared to $120.0 million for the three months ended June 30, 2022, primarily as a result of the Advance Acquisition and an 18% increase in our total oil equivalent production for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 25% to $14.93 per BOE for the three months ended June 30, 2023, as compared to $11.91 per BOE for the three months ended June 30, 2022, primarily as a result of the Advance Acquisition and an increase in actual costs and estimated future costs to drill, complete and equip our wells between the two periods.
General and administrative. Our general and administrative expenses increased $2.3 million, or 9%, to $26.7 million for the three months ended June 30, 2023, as compared to $24.4 million for the three months ended June 30, 2022. Our general and administrative expenses decreased by 7% on a unit-of-production basis to $2.25 per BOE for the three months ended June 30, 2023, as compared to $2.42 per BOE for the three months ended June 30, 2022, primarily as a result of an 18% increase in our total oil equivalent production between the two periods.
Interest expense. For the three months ended June 30, 2023, we incurred total interest expense of $39.5 million. We capitalized $5.3 million of our interest expense on certain qualifying projects for the three months ended June 30, 2023 and expensed the remaining $34.2 million to operations. For the three months ended June 30, 2022, we incurred total interest expense of $19.3 million. We capitalized $0.8 million of our interest expense on certain qualifying projects for the three months ended June 30, 2022 and expensed the remaining $18.5 million to operations. The increase in interest expense for the three months ended June 30, 2023 is a result of borrowings under the Credit Agreement that were used in connection with the Advance Acquisition and the issuance of the 2028 Notes in April 2023.
Income tax provision. We recorded a current income tax benefit of $4.9 million and a deferred income tax provision of $62.2 million for the three months ended June 30, 2023. Our current income tax provision was $36.3 million and our deferred income tax provision was $99.7 million for the three months ended June 30, 2022. Our effective tax rate of 26% and 25% for the three months ended June 30, 2023 and 2022, respectively, differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico.
Six Months Ended June 30, 2023 as Compared to Six Months Ended June 30, 2022
Production taxes, transportation and processing. Our production taxes, transportation and processing expenses decreased $28.0 million, or 19%, to $117.5 million for the six months ended June 30, 2023, as compared to $145.5 million for the six months ended June 30, 2022. On a unit-of-production basis, our production taxes, transportation and processing expenses decreased 30% to $5.47 per BOE for the six months ended June 30, 2023, as compared to $7.85 per BOE for the six months ended June 30, 2022. These decreases were primarily attributable to a $32.9 million decrease in production taxes to $86.3 million for the six months ended June 30, 2023, as compared to $119.2 million for the six months ended June 30, 2022, primarily due to the significant decrease in oil and natural gas revenues between the two periods.
Lease operating expenses. Our lease operating expenses increased $31.6 million, or 43%, to $105.5 million for the six months ended June 30, 2023, as compared to $73.8 million for the six months ended June 30, 2022. Our lease operating expenses per unit of production increased 23% to $4.91 per BOE for the six months ended June 30, 2023, as compared to $3.98 per BOE for the six months ended June 30, 2022. These increases were primarily attributable to the increased number of wells being operated by us, including 127 wells from the Advance Acquisition, and operated by other operators (where we own a working interest) and to operating cost inflation for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $20.2 million, or 49%, to $61.7 million for the six months ended June 30, 2023, as compared to $41.5 million for the six months ended June 30, 2022. This increase was primarily attributable to increased throughput volumes from Matador and other San Mateo customers, which resulted in (i) increased expenses associated with our commercial produced water disposal operations of $25.9 million for the six months ended June 30, 2023, as compared to $21.7 million for the six months ended June 30, 2022, (ii) expenses for the six months ended June 30, 2023 of $11.2 million associated with operating our Pronto midstream assets, which were purchased on June 30, 2022.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $88.0 million, or 41%, to $303.8 million for the six months ended June 30, 2023, as compared to $215.9 million for the six months ended June 30, 2022, primarily as a result of the Advance Acquisition and a 16% increase in our total oil equivalent production for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased to $14.14 per BOE for the six months ended June 30, 2023, or 21%, from $11.65 per BOE for the six months ended June 30, 2022, primarily as a result of the Advance Acquisition and an increase in actual costs and estimated future costs to drill, complete and equip our wells between the two periods.
General and administrative. Our general and administrative expenses decreased $5.0 million, or 9%, to $49.1 million for the six months ended June 30, 2023, as compared to $54.2 million for the six months ended June 30, 2022. Our general and administrative expenses decreased by 22% on a unit-of-production basis to $2.29 per BOE for the six months ended June 30, 2023, as compared to $2.92 per BOE for the six months ended June 30, 2022, primarily as a result of the 16% increase in our total oil equivalent production between the two periods.
Interest expense. For the six months ended June 30, 2023, we incurred total interest expense of approximately $59.1 million. We capitalized approximately $8.7 million of our interest expense on certain qualifying projects for the six months ended June 30, 2023 and expensed the remaining $50.4 million to operations. For the six months ended June 30, 2022, we incurred total interest expense of approximately $39.1 million. We capitalized approximately $4.4 million of our interest expense on certain qualifying projects for the six months ended June 30, 2022 and expensed the remaining $34.7 million to operations. The increase in interest expense for the six months ended June 30, 2023 is a result of borrowings under the Credit Agreement that were used in connection with the Advance Acquisition and the issuance of the 2028 Notes in April 2023.
Income tax provision (benefit). We recorded no current tax provision and a deferred income tax provision of $114.0 million for the six months ended June 30, 2023. Our current income tax provision was $51.7 million and our deferred income tax provision was $152.8 million for the six months ended June 30, 2022. Our effective tax rate of 26% and 25% for the six months ended June 30, 2023 and 2022, respectively, differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico.
Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue to be during the remainder of 2023 and for the foreseeable future, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. In April 2023, we closed the Advance Acquisition that was funded through a combination of cash on hand and borrowings under our Credit Agreement. In addition, on April 11, 2023, we issued and sold $500.0 million in aggregate principal amount of 2028 Notes. We used the net proceeds from the sale of the 2028 Notes of approximately $487.6 million after deducting the initial purchasers’ discounts and estimated offering expenses, to partially repay borrowings under our Credit Agreement. Excluding the Advance Acquisition and any future significant acquisitions, we expect to fund our 2023 capital expenditures through a combination of cash on hand, operating cash flows and performance incentives paid to us by a subsidiary of Five Point Energy, LLC in connection with San Mateo. If capital expenditures were to exceed our operating cash flows during the remainder of 2023, we expect to fund any such excess capital expenditures, including for other significant acquisitions, through borrowings under the Credit Agreement or the San Mateo Credit Facility (assuming availability under such facilities) or through other capital sources, including borrowings under expanded or additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to generate operating cash flows and access outside sources of capital.
At June 30, 2023, we had cash totaling $22.3 million and restricted cash totaling $43.5 million, which was primarily associated with San Mateo. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries.
At June 30, 2023, we had (i) $699.2 million of outstanding 2026 Notes, (ii) $500.0 million of outstanding 2028 Notes, (iii) $560.0 million in borrowings outstanding under the Credit Agreement and (iv) approximately $45.4 million in outstanding letters of credit issued pursuant to the Credit Agreement.

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
The Credit Agreement requires us to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities under the Credit Agreement, of not less than 1.0 to 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $75.0 million of cash or cash equivalents), divided by a rolling four quarter EBITDA calculation, of 3.5 to 1.0 or less. We believe that we were in compliance with the terms of the Credit Agreement at June 30, 2023.
At June 30, 2023, San Mateo had $460.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures December 9, 2026, and the lender commitments under that facility were $485.0 million at June 30, 2023 (subject to San Mateo’s compliance with the covenants noted below). The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments of up to $735.0 million. The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. We believe that San Mateo was in compliance with the terms of the San Mateo Credit Facility at June 30, 2023.
Between June 30, 2023 and July 25, 2023, San Mateo repaid $25.0 million of borrowings under the San Mateo Credit Facility.
The Board declared a quarterly cash dividend of $0.15 per share of common stock in each of the first and second quarters of 2023. The first quarter dividend, which totaled $17.8 million, was paid on March 9, 2023 to shareholders of record as of February 27, 2023. The second quarter dividend, which totaled $17.9 million, was paid on June 1, 2023 to shareholders of record as of May 11, 2023. In July 2023, the Board declared a quarterly cash dividend of $0.15 per share of common stock payable on September 1, 2023 to shareholders of record as of August 11, 2023.
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures for the remainder of 2023. We began 2023 operating seven drilling rigs in the Delaware Basin. Following the closing of the Advance Acquisition on April 12, 2023, we continued operating the drilling rig that Advance had been operating. Near the end of June 2023, we released this eighth operated drilling rig and continued operating seven drilling rigs in the Delaware Basin. We currently plan to operate seven drilling rigs for the remainder of 2023. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. At July 25, 2023, we decreased our 2023 estimated capital expenditure budget for D/C/E capital expenditures, including expected D/C/E capital expenditures on acreage acquired in the Advance Acquisition, to $1.10 to $1.22 billion from $1.18 to $1.32 billion, primarily as a result of increased capital and operational efficiencies, changes in the service cost environment and adjustments to our operating plan for the remainder of 2023. At July 25, 2023, our anticipated midstream capital expenditures for 2023 remained $150.0 to $200.0 million, which includes our proportionate share of San Mateo’s estimated 2023 capital expenditures as well as the estimated 2023 capital expenditures for other wholly-owned midstream projects, including projects undertaken by Pronto. Substantially all of these 2023 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities in the Delaware Basin, South Texas and Haynesville shale. Our 2023 Delaware Basin operated drilling program is expected to focus on the continued development of our various asset areas throughout the Delaware Basin, with a continued emphasis on drilling and completing a high percentage of longer horizontal wells in 2023, including 96% with anticipated completed lateral lengths of greater than one mile.

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
Our unaudited cash flows for the six months ended June 30, 2023 and 2022 are presented below:

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$788,511	$975,256
Net cash used in investing activities	(2,238,733)	(521,004)
Net cash provided by (used in) financing activities	968,730	(258,889)
Net change in cash and restricted cash	$(481,492)	$195,363
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$788,475	$1,125,637
__________________
(1)Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “—Non-GAAP Financial Measures” below.
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased $186.7 million to $788.5 million for the six months ended June 30, 2023 from $975.3 million for the six months ended June 30, 2022. Excluding changes in operating assets and liabilities, net cash provided by operating activities decreased $298.7 million to $784.5 million for the six months ended June 30, 2023 from $1.08 billion for the six months ended June 30, 2022. This decrease was primarily attributable to lower realized oil and natural gas prices, which was partially offset by higher oil and natural gas production for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Changes in our operating assets and liabilities between the two periods resulted in a net increase of approximately $112.0 million in net cash provided by operating activities for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Net Cash Used in Investing Activities
Net cash used in investing activities increased $1.72 billion to $2.24 billion for the six months ended June 30, 2023 from $521.0 million for the six months ended June 30, 2022. This increase in net cash used in investing activities was primarily due to (i) an increase between the periods of $1.61 billion in expenditures related to the Advance Acquisition and (ii) an increase between the periods of $149.6 million in D/C/E capital expenditures primarily attributable to our operated and non-operated drilling, completion and equipping activities in the Delaware Basin.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities increased $1.23 billion to $968.7 million for the six months ended June 30, 2023 from net cash used in financing activities of $258.9 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, our primary sources of cash from financing activities included proceeds from the issuance of the 2028 Notes of $494.8 million and net borrowings under the Credit Agreement of $560.0 million, partially offset by dividends of $35.7 million and payment of taxes related to stock-based compensation of $22.8 million. During the six months ended June 30, 2022, our primary use of cash related to financing activities were for the repurchase of 2026 Notes for $142.4 million and the net repayment of $100.0 million in borrowings under our Credit Agreement, partially offset by net borrowings under the San Mateo Credit facility of $35.0 million.
See Note 5 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our debt, including the Credit Agreement, the San Mateo Credit Facility, the 2026 Notes and the 2028 Notes.
Guarantor Financial Information
As of June 30, 2023, Matador’s outstanding senior notes registered under the Securities Act consisted of the 2026 Notes. The 2026 Notes are jointly and severally guaranteed by the Guarantor Subsidiaries on a full and unconditional basis (except for customary release provisions). At June 30, 2023, the Guarantor Subsidiaries were 100% owned by Matador. Matador is a parent holding company and has no independent assets or operations, and there are no significant restrictions on the ability of Matador to obtain funds from the Guarantor Subsidiaries by dividend or loan. Neither San Mateo nor Pronto is a guarantor of the 2026 Notes.

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

(In thousands)	June 30, 2023
Summarized Balance Sheet
Assets
Current assets	$557,842
Net property and equipment	$5,481,539
Other long-term assets	$68,485
Liabilities
Current liabilities	$679,015
Long-term debt	$1,742,718
Other long-term liabilities	$619,724

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2023	June 30, 2023
Summarized Statement of Operations
Revenues	$580,154	$1,083,283
Expenses	$360,748	$647,749
Operating income	$219,406	$435,534
Other expense	$(9,368)	$(17,439)
Income tax provision	$(57,306)	$(113,978)
Net income	$152,732	$304,117

Non-GAAP Financial Measures
We define Adjusted EBITDA as earnings before interest expense, income taxes, depletion, depreciation and amortization, accretion of asset retirement obligations, property impairments, unrealized derivative gains and losses, non-recurring transaction costs for certain acquisitions, certain other non-cash items and non-cash stock-based compensation expense and net gain or loss on asset sales and impairment. Adjusted EBITDA is not a measure of net income or cash flows as determined by GAAP. Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Unaudited Adjusted EBITDA Reconciliation to Net Income
Net income attributable to Matador Resources Company shareholders	$164,666	$415,718	$327,796	$622,842
Net income attributable to non-controlling interest in subsidiaries	12,429	20,477	28,223	37,538
Net income	177,095	436,195	356,019	660,380
Interest expense	34,229	18,492	50,405	34,744
Total income tax provision	57,306	135,960	113,978	204,488
Depletion, depreciation and amortization	177,514	120,024	303,839	215,877
Accretion of asset retirement obligations	792	517	1,491	1,060
Unrealized loss (gain) on derivatives	8,659	(30,430)	15,726	44,599
Non-cash stock-based compensation expense	3,931	4,063	6,221	7,077
Net loss on impairment	202	—	202	198
(Income) expense related to contingent consideration and other	(15,577)	4,889	(14,635)	5,245
Consolidated Adjusted EBITDA	444,151	689,710	833,246	1,173,668
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(20,900)	(25,916)	(44,771)	(48,031)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$423,251	$663,794	$788,475	$1,125,637

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$449,011	$646,302	$788,511	$975,256
Net change in operating assets and liabilities	(32,410)	(15,971)	(4,024)	107,959
Interest expense, net of non-cash portion	32,172	18,229	47,510	33,538
Current income tax (benefit) provision	(4,929)	36,261	—	51,670
Other non-recurring expense	307	4,889	1,249	5,245
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(20,900)	(25,916)	(44,771)	(48,031)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$423,251	$663,794	$788,475	$1,125,637
For the three months ended June 30, 2023, net income attributable to Matador shareholders decreased $251.1 million to $164.7 million, as compared to net income attributable to Matador shareholders of $415.7 million for the three months ended June 30, 2022. The decrease in net income attributable to Matador shareholders primarily resulted from lower realized oil and natural gas prices, partially offset by higher oil and natural gas production for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. In addition, we had increased depletion, depreciation and amortization expenses of $177.5 million for the three months ended June 30, 2023, as compared to $120.0 million for the three months ended June 30, 2022, and an unrealized loss on derivatives of $8.7 million for the three months ended June 30, 2023, as compared to an unrealized gain on derivatives of $30.4 million for the three months ended June 30, 2022. This was partially offset by an income tax provision of $57.3 million for the three months ended June 30, 2023, as compared to an income tax provision of $136.0 million for the three months ended June 30, 2022.

For the six months ended June 30, 2023, net income attributable to Matador shareholders decreased $295.1 million to $327.8 million, as compared to net income attributable to Matador shareholders of $622.8 million for the six months ended June 30, 2022. This decrease in net income attributable to Matador shareholders primarily resulted from significantly lower realized oil and natural gas prices, partially offset by higher oil and natural gas production, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. In addition, we had increased depletion, depreciation and amortization expenses of $303.8 million for the six months ended June 30, 2023, as compared to $215.9 million for the six months ended June 30, 2022. This was partially offset by an unrealized loss on derivatives of $15.7 million for the six months ended June 30, 2023, as compared to an unrealized loss on derivatives of $44.6 million for the six months ended June 30, 2022, and an income tax provision of $114.0 million for the six months ended June 30, 2023, as compared to an income tax provision of $204.5 million for the six months ended June 30, 2022.
Adjusted EBITDA, a non-GAAP financial measure, decreased $240.5 million to $423.3 million for the three months ended June 30, 2023, as compared to $663.8 million for the three months ended June 30, 2022. This decrease is primarily attributable to lower realized oil and natural gas prices, which were partially offset by higher oil and natural gas production, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.
Adjusted EBITDA, a non-GAAP financial measure, decreased $337.2 million to $788.5 million for the six months ended June 30, 2023, as compared to $1.13 billion for the six months ended June 30, 2022. This decrease is primarily attributable to lower realized oil and natural gas prices, partially offset by higher oil and natural gas production, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Off-Balance Sheet Arrangements
From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2023, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) firm gathering, transportation, processing, fractionation, sales and disposal commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, we have no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 10 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.
Obligations and Commitments
We had the following material contractual obligations and commitments at June 30, 2023:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations
Borrowings, including letters of credit(1)	$1,074,367	$—	$—	$1,074,367	$—
Senior unsecured notes(2)	1,199,191	—	—	1,199,191	—
Office leases	12,381	4,319	8,062	—	—
Non-operated drilling commitments(3)	28,769	28,769	—	—	—
Drilling rig contracts(4)	13,747	13,747	—	—	—
Asset retirement obligations(5)	64,659	1,413	4,991	1,727	56,528
Transportation, gathering, processing and disposal agreements with non-affiliates(6)	586,004	78,100	167,263	142,978	197,663
Transportation, gathering, processing and disposal agreements with San Mateo(7)	253,454	—	145,988	107,466	—
Midstream compressor contracts(8)	21,856	21,856	—	—	—
Total contractual cash obligations	$3,254,428	$148,204	$326,304	$2,525,729	$254,191
__________________

(1)The amounts included in the table above represent principal maturities only. At June 30, 2023, we had $560.0 million in borrowings outstanding under the Credit Agreement and approximately $45.4 million in outstanding letters of credit issued pursuant to the Credit Agreement. The Credit Agreement matures October 31, 2026. At June 30, 2023, San Mateo had $460.0 million of borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures December 9, 2026. Assuming the amounts outstanding and interest rates of 7.21% and 7.50%, respectively, for the Credit Agreement and the San Mateo Credit Facility at June 30, 2023, the interest expense for such facilities is expected to be approximately $40.9 million and $35.0 million, respectively, each year until maturity.
(2)The amounts included in the table above represent principal maturities only. Interest expense on the $699.2 million of outstanding 2026 Notes as of June 30, 2023 is expected to be approximately $41.1 million each year until maturity. Interest expense on the $500.0 million of outstanding 2028 Notes as of June 30, 2023 is expected to be approximately $34.4 million each year until maturity.
(3)At June 30, 2023, we had outstanding commitments to participate in the drilling and completion of various non-operated wells.
(4)We do not own or operate our own drilling rigs, but instead we enter into contracts with third parties for such drilling rigs.
(5)The amounts included in the table above represent discounted cash flow estimates for future asset retirement obligations at June 30, 2023.
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
(8)At June 30, 2023, we had outstanding commitments to purchase 12 compressors to be utilized in our operations.
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
Oil prices were lower in the second quarter of 2023, as compared to the second quarter of 2022. For the three months ended June 30, 2023, oil prices averaged $73.56 per Bbl, ranging from a high of $83.26 per Bbl in mid-April to a low of $67.12 per Bbl in mid-June, based upon the West Texas Intermediate (“WTI”) oil futures contract price for the earliest delivery date. Oil prices averaged $108.52 per Bbl for the three months ended June 30, 2022. We realized a weighted average oil price of $73.46 per Bbl (with no realized gains or losses from oil derivatives) for our oil production for the three months ended June 30, 2023, as compared to $111.06 per Bbl ($105.21 per Bbl including realized losses from oil derivatives) for our oil production for the three months ended June 30, 2022. At July 25, 2023, the WTI oil futures contract for the earliest delivery date had increased from the average price for the second quarter of 2023 of $73.56 per Bbl, settling at $79.63 per Bbl, which was a decrease as compared to $96.70 per Bbl at July 25, 2022.
Natural gas prices were also lower in the second quarter of 2023, as compared to the second quarter of 2022. For the three months ended June 30, 2023, natural gas prices averaged $2.33 per MMBtu, ranging from a low of $2.01 per MMBtu in mid-April to a high of $2.80 per MMBtu at the end of June, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. Natural gas prices averaged $7.50 per MMBtu for the three months ended June 30, 2022. We report production volumes in two streams, oil and natural gas (which includes both dry gas and NGLs). NGL prices were also lower for the second quarter of 2023, as compared to the second quarter of 2022, which contributed to lower realized weighted average natural gas prices for the second quarter of 2023. We realized a weighted average natural gas price of $2.61 per Mcf ($2.51 per Mcf including realized losses from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended June 30, 2023, as compared to $9.57 per Mcf ($8.51 per Mcf including realized losses from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended June 30, 2022. Certain volumes of our natural gas production are sold at prices established at the beginning of each month by the various markets where we sell our natural gas production, and certain volumes of our natural gas production are sold at daily market prices. At July 25, 2023, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had increased from the average price for the second quarter of 2023 of $2.33 per MMBtu, settling at $2.73 per MMBtu, which was a decrease as compared to $8.73 per MMBtu at July 25, 2022.
The prices we receive for oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the WTI oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At June 30, 2023, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and a significant portion of our natural gas production from the Delaware Basin was sold based on Houston Ship Channel pricing, while the remainder of our Delaware Basin natural gas production was sold primarily based on prices established at the Waha hub in far West Texas.
The Midland-Cushing (Oklahoma) oil price differential has been highly volatile in recent years. At July 25, 2023, this oil price differential was positive at approximately +$1.45 per Bbl.
Certain volumes of our Delaware Basin natural gas production are exposed to the Waha-Henry Hub basis differential, which has also been highly volatile in recent years. In early 2022, concerns about natural gas pipeline takeaway capacity out of the Delaware Basin began to increase, particularly beginning in the latter half of 2022 and into 2023. As a result, the Waha basis differential began to widen, although at July 25, 2023, this natural gas price differential had narrowed back to approximately ($0.40) per MMBtu. A significant portion of our Delaware Basin natural gas production, however, is sold at Houston Ship Channel pricing and is not exposed to Waha pricing. During 2022 and the first half of 2023, we typically realized a premium to natural gas sold at the Waha hub despite higher transportation charges incurred to transport the natural gas to the Gulf Coast. At certain times, we may also sell a portion of our natural gas production into other markets to improve our realized natural gas pricing. Further, approximately 10% of our reported natural gas production for the six months ended June 30, 2023 was attributable to the Haynesville and Eagle Ford shale plays, which are not exposed to Waha pricing. In addition, as a two-stream reporter, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
From time to time, we use derivative financial instruments to mitigate our exposure to commodity price risk associated with oil, natural gas and NGL prices. Even so, decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. This, in turn, may affect the liquidity that can be accessed through the borrowing base under the Credit Agreement and through the capital markets. During the first six months of 2023, we incurred realized gains on our natural gas derivative contracts of approximately $0.5 million resulting from natural gas prices that were below the floor prices of certain of our natural gas costless collar contracts, offset by natural gas prices that were above the strike price of our natural gas basis swap contract. At July 25, 2023, we have derivative natural gas basis swap contracts in place to mitigate our exposure to the Waha basis differential for approximately 9.2 Bcf of our anticipated natural gas production for the remainder of 2023.
We have at times experienced pipeline-related interruptions to our oil, natural gas or NGL production or produced water disposal. In certain recent periods, shortages of NGL fractionation capacity were experienced by certain operators in the Delaware Basin. Although we did not encounter such fractionation capacity problems, we can provide no assurances that such problems will not arise. If we experience any material interruptions with produced water disposal, takeaway capacity or NGL fractionation, our oil and natural gas revenues, business, financial condition, results of operations and cash flows could be adversely affected. Should we experience future periods of negative pricing for natural gas as we have experienced historically, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results.
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
In 2022, we utilized substantially all of our federal and state net operating loss carryforwards and became subject to federal income taxes and state income taxes in New Mexico. As of March 31, 2023, we expected to pay federal income taxes and state income taxes in New Mexico during 2023 based upon our projections of taxable income for 2023 at that time. However, at July 25, 2023, the additional deductions we expect to be able to utilize in 2023 from the Advance Acquisition, in excess of projected increased revenues in 2023 from the Advance Acquisition, are expected to fully offset the taxable income we otherwise are projected to generate for 2023. As a result, we do not expect to pay federal income taxes or state income taxes in 2023 at this time.
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
In January 2021, President Biden signed an executive order instructing the Department of the Interior to pause new oil and natural gas leases on public lands pending completion of a comprehensive review and consideration of federal oil and natural gas permitting and leasing practices, which lapsed at June 30, 2023. In 2019, 2020 and 2021, an environmental group filed three lawsuits in federal district courts in New Mexico and the District of Columbia challenging certain Bureau of Land Management (“BLM”) lease sales, including lease sales in which we purchased leases in New Mexico. In 2021, ten states, led by the State of Louisiana, filed a lawsuit in federal district court in Louisiana against President Biden and various other federal government officials and agencies challenging an executive order directing the federal government to utilize certain calculations of the “social cost” of carbon and other greenhouse gases in its decision making. The BLM has, at times, indicated that the lease sale litigation or the social cost of carbon litigation will require additional processes and approvals or may delay lease sales and the approval of drilling permits. The impact of federal actions and lawsuits related to the oil and natural gas industry remains unclear, and should other limitations or prohibitions be imposed or continue to be applied, our operations on federal lands could be adversely impacted. Such limitations or prohibitions would almost certainly impact our future drilling and completion plans and could materially impact our production volumes, revenues, reserves, cash flows and availability under our Credit Agreement. See “Risk Factors—Risks Related to Laws and Regulations—Approximately 31% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands” in the Annual Report.
We and San Mateo dispose of large volumes of produced water gathered from our and third parties’ drilling and production operations by injecting it into wells pursuant to permits issued to us by governmental authorities overseeing such disposal activities. State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for produced water disposal and the increased occurrence of seismic activity, also known as “induced seismicity.” This has resulted in stricter regulatory requirements in some jurisdictions relating to the location and operation of underground injection wells. In addition, a number of lawsuits have been filed in some states alleging that fluid injection or oil and natural gas extraction have caused damage to neighboring properties or otherwise violated state and federal rules regarding waste disposal. In response to these concerns, regulators in some states, including New Mexico and Texas, are seeking to impose additional requirements, including requirements regarding the permitting of salt water disposal wells or otherwise, to assess the relationship between seismicity and the use of such wells. For example, in 2021, the NMOCD implemented new rules establishing protocols in response to seismic events in New Mexico. Under these protocols, applications for salt water disposal well permits in certain areas of New Mexico with recent seismic activity require enhanced review prior to approval. In addition, the protocols require enhanced reporting and varying levels of curtailment of injection rates for salt water disposal wells, including potentially shutting in such wells, in the area of seismic events based on the magnitude, timing and proximity of the seismic event. A salt water disposal well that we acquired as part of the Advance Acquisition is currently subject to enhanced reporting and curtailment due to the magnitude and proximity of seismic events to such well. The adoption of federal, state and local legislation and regulations intended to address induced seismicity in the areas in which we operate could restrict our drilling and production activities, as well as our ability to dispose of produced water gathered from such activities, and could result in increased costs and additional operating restrictions or delays, that could, in turn, materially impact our production volumes, revenues, reserves, cash flows and availability under our Credit Agreement. The adoption of such legislation and regulations could also decrease our and San Mateo’s revenues and result in increased costs and additional operating restrictions for San Mateo as well.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At June 30, 2023, PNC Bank (or affiliates thereof) was the counterparty for all of our derivative instruments. We have considered the credit standing of the counterparty in determining the fair value of our derivative financial instruments. See Note 8 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments. Such information is incorporated herein by reference.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2023, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

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
On March 27, 2023, we resolved these allegations with the EPA and the NMED with a consent decree in which we agreed to spend at least $1.25 million on a supplemental environmental project involving diesel engine replacements, at least $500,000 on aerial emissions monitoring improvements and to pay a civil penalty of $1.15 million to be split between the United States and the State of New Mexico. The consent decree was formally entered by the U.S. District Court for the District of New Mexico on May 15, 2023.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see “Item 1A. Risk Factors” in the Annual Report. There have been no material changes to the risk factors we have disclosed in the Annual Report.
Item 2. Repurchase of Equity by the Company or Affiliates
During the quarter ended June 30, 2023, the Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
April 1, 2023 to April 30, 2023	—	$—	—	—
May 1, 2023 to May 31, 2023	—	$—	—	—
June 1, 2023 to June 30, 2023	76,659	$49.65	—	—
Total	76,659	$49.65	—	—
_________________
(1)The shares were not re-acquired pursuant to any repurchase plan or program. The Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.
Item 5. Other Information
During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.2
Third Supplemental Indenture, dated as of July 25, 2023, by and among MRC Hat Mesa, LLC, a subsidiary of the Company, the existing Guarantor Subsidiaries, the Company and Computershare Trust Company, N.A., as trustee (filed herewith)

4.3
First Supplemental Indenture, dated as of July 25, 2023, by and among MRC Hat Mesa, LLC, a subsidiary of the Company, the existing Guarantor Subsidiaries, the Company and Computershare Trust Company, N.A., as trustee (filed herewith)

10.1
Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 10, 2023, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

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

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations - Unaudited, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

MATADOR RESOURCES COMPANY

Date: July 28, 2023	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: July 28, 2023	By:	/s/ Brian J. Willey
Brian J. Willey
Executive Vice President and Chief Financial Officer