Form 10-Q
period 2023-09-30
Matador Resources Co
filed 2023-10-27
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 24, 2023, there were 119,134,916 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except par value and share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$25,935	$505,179
Restricted cash	36,239	42,151
Accounts receivable
Oil and natural gas revenues	289,308	224,860
Joint interest billings	188,261	180,947
Other	49,345	48,011
Derivative instruments	—	3,930
Lease and well equipment inventory	35,468	15,184
Prepaid expenses and other current assets	86,819	51,570
Total current assets	711,375	1,071,832
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	9,291,696	6,862,455
Unproved and unevaluated	1,143,769	977,502
Midstream properties	1,209,756	1,057,668
Other property and equipment	39,626	32,847
Less accumulated depletion, depreciation and amortization	(5,008,909)	(4,512,275)
Net property and equipment	6,675,938	4,418,197
Other assets
Other long-term assets	51,850	64,476
Total assets	$7,439,163	$5,554,505
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$81,439	$58,848
Accrued liabilities	367,200	261,310
Royalties payable	150,365	117,698
Amounts due to affiliates	28,850	32,803
Derivative instruments	4,314	—
Advances from joint interest owners	21,416	52,357
Other current liabilities	68,743	52,857
Total current liabilities	722,327	575,873
Long-term liabilities
Borrowings under Credit Agreement	530,000	—
Borrowings under San Mateo Credit Facility	475,000	465,000
Senior unsecured notes payable	1,183,673	695,245
Asset retirement obligations	87,216	52,985
Deferred income taxes	552,937	428,351
Other long-term liabilities	12,712	19,960
Total long-term liabilities	2,841,538	1,661,541
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock - $0.01 par value, 160,000,000 shares authorized; 119,277,669 and 118,953,381 shares issued; and 119,145,818 and 118,948,624 shares outstanding, respectively	1,192	1,190
Additional paid-in capital	2,120,896	2,101,999
Retained earnings	1,545,712	1,007,642
Treasury stock, at cost, 131,851 and 4,757 shares, respectively	(5,076)	(34)
Total Matador Resources Company shareholders’ equity	3,662,724	3,110,797
Non-controlling interest in subsidiaries	212,574	206,294
Total shareholders’ equity	3,875,298	3,317,091
Total liabilities and shareholders’ equity	$7,439,163	$5,554,505

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Oil and natural gas revenues	$701,527	$751,444	$1,792,353	$2,270,728
Third-party midstream services revenues	29,931	24,707	86,517	63,899
Sales of purchased natural gas	40,329	77,943	106,481	157,290
Realized loss on derivatives	(6,975)	(56,263)	(6,454)	(139,865)
Unrealized gain (loss) on derivatives	7,482	43,097	(8,244)	(1,502)
Total revenues	772,294	840,928	1,970,653	2,350,550
Expenses
Production taxes, transportation and processing	71,697	73,964	189,174	219,441
Lease operating	66,395	42,360	171,845	116,172
Plant and other midstream services operating	30,808	24,790	92,510	66,265
Purchased natural gas	37,641	69,442	93,192	142,903
Depletion, depreciation and amortization	192,794	118,870	496,633	334,747
Accretion of asset retirement obligations	1,218	679	2,709	1,739
General and administrative	31,731	27,549	80,879	81,713
Total expenses	432,284	357,654	1,126,942	962,980
Operating income	340,010	483,274	843,711	1,387,570
Other income (expense)
Net loss on impairment	—	(1,113)	(202)	(1,311)
Interest expense	(35,408)	(15,996)	(85,813)	(50,740)
Other (expense) income	(11,614)	1,804	5,289	(2,682)
Total other expense	(47,022)	(15,305)	(80,726)	(54,733)
Income before income taxes	292,988	467,969	762,985	1,332,837
Income tax provision (benefit)
Current	8,958	270	8,958	51,940
Deferred	5,631	113,671	119,609	266,489
Total income tax provision	14,589	113,941	128,567	318,429
Net income	278,399	354,028	634,418	1,014,408
Net income attributable to non-controlling interest in subsidiaries	(14,660)	(16,456)	(42,883)	(53,994)
Net income attributable to Matador Resources Company shareholders	$263,739	$337,572	$591,535	$960,414
Earnings per common share
Basic	$2.21	$2.86	$4.97	$8.13
Diluted	$2.20	$2.82	$4.93	$8.01
Weighted average common shares outstanding
Basic	119,147	118,136	119,121	118,063
Diluted	120,081	119,850	120,045	119,867
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Nine Months Ended September 30, 2023

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

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)

For the Three and Nine Months Ended September 30, 2023

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Retained earnings	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at July 1, 2023	119,272	$1,192	$2,106,987	$1,299,753	126	$(5,076)	$3,402,856	$214,574	$3,617,430
Dividends declared ($0.15 per share)	—	—	—	(17,780)	—	—	(17,780)	—	(17,780)
Issuance of common stock pursuant to employee stock compensation plan	3	—	43	—	—	—	43	—	43
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	6,751	—	—	—	6,751	—	6,751
Stock options exercised, net of options forfeited in net share settlements, and employee stock purchases	2	—	5	—	—	—	5	—	5
Restricted stock forfeited	—	—	—	—	6	—	—	—	—
Contribution related to formation of San Mateo, net of tax of $1.9 million (see Note 7)	—	—	7,110	—	—	—	7,110	—	7,110
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(16,660)	(16,660)
Current period net income	—	—	—	263,739	—	—	263,739	14,660	278,399
Balance at September 30, 2023	119,277	$1,192	$2,120,896	$1,545,712	132	$(5,076)	$3,662,724	$212,574	$3,875,298

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

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)

For the Three and Nine Months Ended September 30, 2022

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at July 1, 2022	118,201	$1,182	$2,090,564	$439,780	71	$(2,356)	$2,529,170	$212,881	$2,742,051
Dividends declared ($0.10 per share)	—	—	—	(11,750)	—	—	(11,750)	—	(11,750)
Issuance of common stock pursuant to employee stock compensation plan	12	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	5,222	—	—	—	5,222	—	5,222
Stock options exercised, net of options forfeited in net share settlements	35	1	(1,175)	—	—	—	(1,174)	—	(1,174)
Restricted stock forfeited	—	—	—	—	21	(229)	(229)	—	(229)
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(22,540)	(22,540)
Current period net income	—	—	—	337,572			337,572	16,456	354,028
Balance at September 30, 2022	$118,248	$1,183	$2,094,611	$765,602	$92	$(2,585)	$2,858,811	$206,797	$3,065,608
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$634,418	$1,014,408
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized loss on derivatives	8,244	1,502
Depletion, depreciation and amortization	496,633	334,747
Accretion of asset retirement obligations	2,709	1,739
Stock-based compensation expense	10,777	10,887
Deferred income tax provision	119,609	266,489
Amortization of debt issuance cost and other debt-related costs	4,996	(682)
Other non-cash changes	14	1,311
Changes in operating assets and liabilities
Accounts receivable	3,424	(170,101)
Lease and well equipment inventory	(10,223)	(1,732)
Prepaid expenses and other current assets	(41,817)	(21,886)
Other long-term assets	1,269	257
Accounts payable, accrued liabilities and other current liabilities	18,691	51,078
Royalties payable	22,655	40,014
Advances from joint interest owners	(30,941)	8,919
Income taxes payable	8,873	3,439
Other long-term liabilities	150	(8,173)
Net cash provided by operating activities	1,249,481	1,532,216
Investing activities
Drilling, completion and equipping capital expenditures	(855,468)	(545,453)
Acquisition of Advance	(1,608,427)	—
Acquisition of oil and natural gas properties	(120,586)	(134,255)
Midstream capital expenditures	(75,609)	(51,413)
Acquisition of midstream assets	—	(75,816)
Expenditures for other property and equipment	(2,964)	(690)
Proceeds from sale of assets	730	46,507
Net cash used in investing activities	(2,662,324)	(761,120)
Financing activities
Purchase of senior unsecured notes	—	(283,960)
Repayments of borrowings under Credit Agreement	(2,622,000)	(300,000)
Borrowings under Credit Agreement	3,152,000	200,000
Repayments of borrowings under San Mateo Credit Facility	(140,000)	(120,000)
Borrowings under San Mateo Credit Facility	150,000	175,000
Cost to amend credit facilities	(8,645)	(506)
Proceeds from issuance of senior unsecured notes	494,800	—
Cost to issue senior unsecured notes	(8,503)	—
Dividends paid	(53,465)	(23,494)
Contributions related to formation of San Mateo	23,700	22,750
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	24,500	—
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(61,103)	(67,375)
Taxes paid related to net share settlement of stock-based compensation	(22,833)	(18,264)
Other	(764)	(447)
Net cash provided by (used in) financing activities	927,687	(416,296)
Change in cash and restricted cash	(485,156)	354,800
Cash and restricted cash at beginning of period	547,330	86,920
Cash and restricted cash at end of period	$62,174	$441,720

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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements, Basis of Presentation, Consolidation and Significant Estimates
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) but do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023 (the “Annual Report”). The Company consolidates certain subsidiaries and joint ventures that are less than wholly-owned and are not involved in oil and natural gas exploration, including its midstream joint venture, San Mateo Midstream, LLC (collectively with its subsidiaries, “San Mateo”), and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification, Consolidation (Topic 810). The Company proportionately consolidates certain joint ventures that are less than wholly-owned and are involved in oil and natural gas exploration. All intercompany accounts and transactions have been eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all normal, recurring adjustments that are necessary for a fair presentation of the Company’s interim unaudited condensed consolidated financial statements as of September 30, 2023. Amounts as of December 31, 2022 are derived from the Company’s audited consolidated financial statements included in the Annual Report.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Revenues
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the three and nine months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues from contracts with customers	$771,787	$854,094	$1,985,351	$2,491,917
Realized loss on derivatives	(6,975)	(56,263)	(6,454)	(139,865)
Unrealized gain (loss) on derivatives	7,482	43,097	(8,244)	(1,502)
Total revenues	$772,294	$840,928	$1,970,653	$2,350,550

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Oil revenues	$588,370	$522,266	$1,500,511	$1,632,621
Natural gas revenues	113,157	229,178	291,842	638,107
Third-party midstream services revenues	29,931	24,707	86,517	63,899
Sales of purchased natural gas	40,329	77,943	106,481	157,290
Total revenues from contracts with customers	$771,787	$854,094	$1,985,351	$2,491,917

Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, the Company is required to perform a ceiling test each quarter that determines a limit, or ceiling, on the capitalized costs of oil and natural gas properties based primarily on the after-tax estimated future net cash flows from oil and natural gas properties using a 10% discount rate and the arithmetic average of first-day-of-the-month oil and natural gas prices for the prior 12-month period. For each of the three and nine months ended September 30, 2023 and 2022, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and, as a result, no impairment charge was necessary.
The Company capitalized approximately $14.4 million and $11.4 million of its general and administrative costs for the three months ended September 30, 2023 and 2022, respectively, and $41.4 million and $35.0 million of its general and administrative costs for the nine months ended September 30, 2023 and 2022, respectively. The Company capitalized approximately $7.4 million and $3.0 million of its interest expense for the three months ended September 30, 2023 and 2022, respectively, and $16.1 million and $7.4 million of its interest expense for the nine months ended September 30, 2023 and 2022, respectively.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The following table sets forth the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average common shares outstanding
Basic	119,147	118,136	119,121	118,063
Dilutive effect of options and restricted stock units	934	1,714	924	1,804
Diluted weighted average common shares outstanding	120,081	119,850	120,045	119,867
NOTE 3 — BUSINESS COMBINATIONS

On April 12, 2023, a wholly-owned subsidiary of the Company completed the acquisition of Advance Energy Partners Holdings, LLC (“Advance”) from affiliates of EnCap Investments L.P., including certain oil and natural gas producing properties, undeveloped acreage and midstream assets located primarily in Lea County, New Mexico and Ward County, Texas (the “Advance Acquisition”). The Advance Acquisition had an effective date of January 1, 2023 and an aggregate purchase price consisting of (i) an amount in cash equal to approximately $1.60 billion (which amount is subject to certain customary post-closing adjustments) (the “Cash Consideration”) and (ii) potential additional cash consideration of $7.5 million for each month of 2023 in which the average oil price (as defined in the securities purchase agreement) exceeds $85 per barrel (all such payments for the 12 months in 2023, the “Contingent Consideration”). The Cash Consideration was paid upon the closing of the Advance Acquisition and was funded by a combination of cash on hand and borrowings under the Company’s reserves-based revolving credit facility (the “Credit Agreement”). In October 2023, the Company paid $7.5 million of the Contingent Consideration, as the average oil price for the month of September 2023 exceeded $85 per barrel.
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
The Company recorded the Contingent Consideration at fair value on the date of the business combination and will record the change in the fair value in future periods as “Other (expense) income” in its unaudited condensed consolidated statements of operations. The fair value of the Contingent Consideration was $21.2 million at April 12, 2023. The change in fair value of the Contingent Consideration included in “Other (expense) income” during the three and nine months ended September 30, 2023 was an expense of $15.7 million and income of $0.2 million, respectively. The Company made no cash payments related to the Contingent Consideration during the three and nine months ended September 30, 2023. The estimated fair value of the remaining payments of the Contingent Consideration for the fourth quarter was $13.5 million as of September 30, 2023. The Company used the Monte Carlo simulation method to measure the fair value of the Contingent Consideration, which has unobservable inputs and is thus classified at Level 3 in the fair value hierarchy (see Note 9 for discussion of the fair value hierarchy).

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

Consideration	Allocation
Cash	$1,595,387
Working capital adjustments	(4,846)
Fair value of Contingent Consideration at April 12, 2023	21,151
Total consideration given	$1,611,692
Allocation of purchase price
Current assets	$76,706
Oil and natural gas properties
Evaluated	1,363,470
Unproved and unevaluated	189,087
Midstream assets	63,644
Current liabilities	(72,889)
Asset retirement obligations	(8,326)
Net assets acquired	$1,611,692
The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair value of oil and gas properties and asset retirement obligations were measured using the discounted cash flow technique of valuation.
Significant inputs to the valuation of oil and gas properties include estimates of: (i) reserves, (ii) future operating and development costs, (iii) future commodity prices, (iv) future plugging and abandonment costs, (v) estimated future cash flows, (vi) recent market comparable transactions for unproved acreage and (vii) a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates and are the most sensitive and subject to change.
The results of operations for the Advance Acquisition since the closing date have been included in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2023. The oil and natural gas production from Advance increased the Company’s revenues and net income for the period from April 12, 2023 through September 30, 2023 by $222.4 million and $120.3 million, respectively.
Pro Forma Information
The following unaudited pro forma financial information represents a summary of the condensed consolidated results of operations for the three and nine months ended September 30, 2023 and 2022, assuming the Advance Acquisition had been completed as of January 1, 2022. The pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations or the consolidated financial position of the Company would have been had the Advance Acquisition occurred on the dates noted above, nor is it necessarily indicative of the future results of operations or consolidated financial position of the Company. Future results may vary significantly from the results reflected because of various factors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Total revenue	$772,294	$1,060,732	$2,126,934	$2,931,739
Net income attributable to Matador Resources Company shareholders	$263,739	$421,390	$620,420	$1,177,630

Earnings per share:
Basic	$2.21	$3.57	$5.21	$9.97
Diluted	$2.20	$3.52	$5.17	$9.82

NOTE 4 — ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2023 (in thousands).

Beginning asset retirement obligations	$53,741
Liabilities incurred during period	5,466
Liabilities settled during period	(1,161)
Revisions in estimated cash flows	21,795
Acquisitions during period	8,326
Divestitures during period	(872)
Accretion expense	2,709
Ending asset retirement obligations	90,004
Less: current asset retirement obligations(1)	(2,788)
Long-term asset retirement obligations	$87,216
 _______________
(1)Included in accrued liabilities in the Company’s interim unaudited condensed consolidated balance sheet at September 30, 2023.
NOTE 5 — DEBT
At September 30, 2023, the Company had (i) $699.2 million of outstanding senior notes due 2026 (the “2026 Notes”), (ii) $500.0 million of outstanding senior notes due 2028 (the “2028 Notes”), (iii) $530.0 million in borrowings outstanding under the Credit Agreement and (iv) approximately $45.4 million in outstanding letters of credit issued pursuant to the Credit Agreement. Between September 30, 2023 and October 24, 2023, the Company repaid $30.0 million of borrowings under the Credit Agreement.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 5 — DEBT — Continued
At September 30, 2023, San Mateo had $475.0 million in borrowings outstanding under its revolving credit facility (the “San Mateo Credit Facility”) and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Between September 30, 2023 and October 24, 2023, San Mateo repaid $23.0 million of borrowings under the San Mateo Credit Facility.
Credit Agreements
MRC Energy Company
The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of the Company’s proved oil and natural gas reserves at December 31 and June 30 of each year, respectively. The Company and the lenders may each request an unscheduled redetermination of the borrowing base once between scheduled redetermination dates. On March 31, 2023, the lenders completed their review of the Company’s proved oil and natural gas reserves, and, as a result, the Company and its lenders entered into an amendment to the Fourth Amended and Restated Credit Agreement, which amended the Credit Agreement to, among other things: (i) reaffirm the borrowing base at $2.25 billion, (ii) increase the elected commitment from $775.0 million to $1.25 billion and (iii) maintain the maximum facility amount at $1.50 billion. This March 2023 reaffirmation of the borrowing base constituted the regularly scheduled May 1 redetermination.
On October 19, 2023, the lenders completed their review of the Company’s proved oil and natural gas reserves, and, as a result, the Company and its lenders entered into an amendment to the Fourth Amended and Restated Credit Agreement, which amended the Credit Agreement to, among other things: (i) increase the borrowing base from $2.25 billion to $2.50 billion, (ii) increase the elected commitment from $1.25 billion to $1.325 billion and (iii) increase the maximum facility amount from $1.50 billion to $2.00 billion. This October 2023 redetermination constituted the regularly scheduled November 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected commitment (subject to compliance with the covenants noted below). The Credit Agreement matures October 31, 2026.
The Credit Agreement requires the Company to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities under the Credit Agreement, of not less than 1.0 to 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $75.0 million of cash or cash equivalents), divided by a rolling four quarter EBITDA calculation, of 3.5 to 1.0 or less. The Company believes that it was in compliance with the terms of the Credit Agreement at September 30, 2023.
San Mateo Midstream, LLC
The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility matures December 9, 2026, and the lender commitments under that facility were $485.0 million at September 30, 2023. The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments of up to $735.0 million.
The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.0 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.5 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. The Company believes that San Mateo was in compliance with the terms of the San Mateo Credit Facility at September 30, 2023.
Senior Unsecured Notes
At September 30, 2023, the Company had $699.2 million of outstanding 2026 Notes, which have a 5.875% coupon rate. The 2026 Notes mature September 15, 2026, and interest is payable on the 2026 Notes semi-annually in arrears on each March 15 and September 15. The 2026 Notes are jointly and severally guaranteed on a senior unsecured basis by certain subsidiaries of the Company (the “Guarantor Subsidiaries”).

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 5 — DEBT — Continued
On April 11, 2023, the Company completed the sale of $500.0 million in aggregate principal amount of the 2028 Notes, which have a 6.875% coupon rate and mature April 15, 2028. Interest is payable on the 2028 Notes semi-annually in arrears on each April 15 and October 15, and the first interest payment date for the 2028 Notes was October 15, 2023. The 2028 Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantor Subsidiaries.
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
Debt Maturities
The outstanding borrowings of $530.0 million at September 30, 2023 under the Credit Agreement mature on October 31, 2026. The outstanding borrowings of $475.0 million at September 30, 2023 under the San Mateo Credit Facility mature on December 9, 2026. The $699.2 million of outstanding 2026 Notes at September 30, 2023 mature on September 15, 2026. The $500.0 million of outstanding 2028 Notes at September 30, 2023 mature on April 15, 2028.
NOTE 6 — INCOME TAXES
The Company recorded a current income tax provision of $9.0 million for each of the three and nine months ended September 30, 2023 and a deferred income tax provision of $5.6 million and $119.6 million for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, the Company recorded a current income tax provision of $0.3 million and $51.9 million, respectively, and a deferred income tax provision of $113.7 million and $266.5 million, respectively.
The Company’s effective income tax rates of 5% and 18% for the three and nine months ended September 30, 2023, respectively, differed from the U.S. federal statutory rate due primarily to recognizing research and experimental expenditure tax credits of $65.1 million in the third quarter of 2023, which were partially offset by permanent differences between book and taxable income and state taxes, primarily in New Mexico. The Company’s effective income tax rate of 25% for both the three and nine months ended September 30, 2022 differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico.
The Company recognizes tax benefits from an uncertain tax position on the basis of a two-step process in which (i) the Company determines whether it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based upon the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.
As of September 30, 2023, the Company had unrecognized tax benefits (“UTB”) of $28.0 million as a result of research and experimental expenditures related to horizontal drilling and completion innovations. There were no UTBs as of December 31, 2022. Although the Company believes it has adequately reserved for its uncertain tax positions in respect of such research and experimental expenditures, no assurance can be given that the final tax outcome of these matters will not be different. The timing as to when the Company will substantially resolve the uncertainties associated with the UTBs is unknown as of October 24, 2023.

NOTE 7 — EQUITY
Stock-based Compensation
During the nine months ended September 30, 2023, the Company granted awards to certain of its employees of 228,550 service-based restricted stock units to be settled in cash, which are liability instruments, and 143,500 performance-based stock units and 272,010 service-based shares of restricted stock, which are equity instruments. The performance-based stock units vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year period ending December 31, 2025, as compared to a designated peer group. The service-based restricted stock and restricted stock units vest over a three-year period. The fair value of these awards was approximately $38.9 million on the grant date.
Common Stock Dividend
The Board of Directors (the “Board”) declared a quarterly cash dividend of $0.15 per share of common stock in each of the first, second and third quarters of 2023. The first quarter dividend, which totaled $17.8 million, was paid on March 9, 2023 to shareholders of record as of February 27, 2023. The second quarter dividend, which totaled $17.9 million, was paid on June 1, 2023 to shareholders of record as of May 11, 2023. The third quarter dividend, which totaled $17.8 million, was paid on September 1, 2023 to shareholders of record as of August 11, 2023. On October 19, 2023, the Board amended the Company’s dividend policy to increase the quarterly dividend to $0.20 per share of common stock for future dividend payments and also declared a quarterly cash dividend of $0.20 per share of common stock payable on December 1, 2023 to shareholders of record as of November 10, 2023.
San Mateo Distributions and Contributions
During the three months ended September 30, 2023 and 2022, San Mateo distributed $17.3 million and $23.5 million, respectively, to the Company and $16.7 million and $22.5 million, respectively, to a subsidiary of Five Point Energy LLC (“Five Point”), the Company’s joint venture partner in San Mateo. During the nine months ended September 30, 2023 and 2022, San Mateo distributed $63.6 million and $70.1 million, respectively, to the Company and $61.1 million and $67.4 million, respectively, to Five Point. During the nine months ended September 30, 2023, the Company contributed $25.5 million and Five Point contributed $24.5 million of cash to San Mateo. During the three months ended September 30, 2023 and the three and nine months ended September 30, 2022, there were no contributions to San Mateo by either the Company or Five Point.
Performance Incentives
Five Point paid to the Company $9.0 million of performance incentives during the three months ended September 30, 2023. No performance incentives were paid by Five Point to the Company during the three months ended September 30, 2022. Five Point paid to the Company $23.7 million and $22.8 million of performance incentives during the nine months ended September 30, 2023 and 2022, respectively. These performance incentives are recorded when received, net of the $1.9 million deferred tax impact to Matador for the three months ended September 30, 2023 and net of the $5.0 million and $4.8 million deferred tax impact to Matador for the nine months ended September 30, 2023 and 2022, respectively, in “Additional paid-in capital” in the Company’s interim unaudited condensed consolidated balance sheets. These performance incentives for the nine months ended September 30, 2023 and 2022 are also denoted as “Contributions related to formation of San Mateo” under “Financing activities” in the Company’s interim unaudited condensed consolidated statements of cash flows and changes in shareholders’ equity.
NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2023, the Company had one natural gas basis differential swap contract open and in place to mitigate its exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price. At September 30, 2023, the contract was set to expire during the fourth quarter of 2023. The Company had no open contracts associated with oil or natural gas liquids prices at September 30, 2023.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
The following is a summary of the Company’s open basis differential swap contract at September 30, 2023.

Commodity	Calculation Period	Notional Quantity (MMBtu)	Fixed Price ($/MMBtu)	Fair Value of Asset (Liability) (thousands)
Natural Gas Basis Differential	10/01/2023 - 12/31/2023	4,600,000	$(1.85)	$(4,314)
Total open basis differential swap contracts				$(4,314)
The Company’s derivative financial instruments are subject to master netting arrangements, and the Company’s counterparties allow for cross-commodity master netting provided the settlement dates for the commodities are the same. The Company does not present different types of commodities with the same counterparty on a net basis in its interim unaudited condensed consolidated balance sheets.
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the interim unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the condensed consolidated balance sheets	Net amounts presented in the condensed consolidated balance sheets
September 30, 2023
Current liabilities	$(4,314)	$—	$(4,314)
Total	$(4,314)	$—	$(4,314)
December 31, 2022
Current assets	$3,930	$—	$3,930
Total	$3,930	$—	$3,930
The following table summarizes the location and aggregate gain (loss) of all derivative financial instruments recorded in the interim unaudited condensed consolidated statements of operations for the periods presented (in thousands).

		Three Months Ended September 30,		Nine Months Ended September 30,
Type of Instrument	Location in Condensed Consolidated Statement of Operations	2023	2022	2023	2022
Derivative Instrument
Oil	Revenues: Realized loss on derivatives	$—	$(14,779)	$—	$(67,182)
Natural Gas	Revenues: Realized loss on derivatives	(6,975)	(41,484)	(6,454)	(72,683)
Realized loss on derivatives		(6,975)	(56,263)	(6,454)	(139,865)
Oil	Revenues: Unrealized loss on derivatives	—	(1,873)	—	(36,236)
Natural Gas	Revenues: Unrealized gain (loss) on derivatives	7,482	44,970	(8,244)	34,734
Unrealized gain (loss) on derivatives		7,482	43,097	(8,244)	(1,502)
Total		$507	$(13,166)	$(14,698)	$(141,367)
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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of September 30, 2023 and December 31, 2022 (in thousands).

	Fair Value Measurements at September 30, 2023 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Natural gas basis differential swaps	$—	$(4,314)	$—	$(4,314)
Contingent consideration related to business combination	—	—	(20,963)	(20,963)
Total	$—	$(4,314)	$(20,963)	$(25,277)

	Fair Value Measurements at December 31, 2022 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Natural gas derivatives	$—	$3,930	$—	$3,930
Total	$—	$3,930	$—	$3,930

Additional disclosures related to derivative financial instruments are provided in Note 8.
Other Fair Value Measurements
At September 30, 2023 and December 31, 2022, the carrying values reported on the interim unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners and other current liabilities approximated their fair values due to their short-term maturities.
At September 30, 2023 and December 31, 2022, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
At September 30, 2023 and December 31, 2022, the fair value of the 2026 Notes was $675.8 million and $675.7 million, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
At September 30, 2023, the fair value of the 2028 Notes was $491.5 million based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 10 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Produced Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and produced water from certain portions of its acreage for transportation, gathering, processing, fractionation, sales and disposal. The Company paid approximately $16.0 million and $13.0 million for deliveries under these agreements during the three months ended September 30, 2023 and 2022, respectively, and $38.1 million and $36.8 million for deliveries under these agreements during the nine months ended September 30, 2023 and 2022, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at September 30, 2023, the total deficiencies required to be paid by the Company under these agreements would be approximately $566.5 million.
San Mateo Commitments
The Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks and Wolf asset areas and acreage in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and the Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, the Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements (collectively with the transportation, gathering and produced water disposal agreements, the “Operational Agreements”). San Mateo provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The remaining minimum contractual obligation under the Operational Agreements at September 30, 2023 was approximately $230.8 million.
Legal Proceedings
The Company is a party to several legal proceedings encountered in the ordinary course of its business. While the ultimate outcome and impact on the Company cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

NOTE 11 — SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at September 30, 2023 and December 31, 2022 (in thousands).

	September 30, 2023	December 31, 2022
Accrued evaluated and unproved and unevaluated property costs	$176,455	$112,766
Accrued midstream properties costs	23,179	11,623
Accrued lease operating expenses	67,832	46,975
Accrued interest on debt	21,725	10,461
Accrued asset retirement obligations	2,788	756
Accrued partners’ share of joint interest charges	48,167	42,199
Accrued payable related to purchased natural gas	9,666	11,158
Other	17,388	25,372
Total accrued liabilities	$367,200	$261,310

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 11 — SUPPLEMENTAL DISCLOSURES — Continued
Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the nine months ended September 30, 2023 and 2022 (in thousands).

	Nine Months Ended September 30,
	2023	2022
Cash paid for income taxes	$1,677	$48,500
Cash paid for interest expense, net of amounts capitalized	$77,396	$66,922
Increase in asset retirement obligations related to mineral properties	$32,448	$8,279
Increase in asset retirement obligations related to midstream properties	$1,106	$177
Increase in liabilities for drilling, completion and equipping capital expenditures	$63,299	$25,715
Increase (decrease) in liabilities for acquisition of oil and natural gas properties	$360	$(2,897)
Increase in liabilities for midstream properties capital expenditures	$11,556	$13,214
Stock-based compensation expense recognized as a liability	$8,557	$22,962
Transfer of inventory from oil and natural gas properties	$550	$467

The following table provides a reconciliation of cash and restricted cash recorded in the interim unaudited condensed consolidated balance sheets to cash and restricted cash as presented on the interim unaudited condensed consolidated statements of cash flows (in thousands).

	Nine Months Ended September 30,
	2023	2022
Cash	$25,935	$400,484
Restricted cash	36,239	41,236
Total cash and restricted cash	$62,174	$441,720
NOTE 12 — SEGMENT INFORMATION
The Company operates in two business segments: (i) exploration and production and (ii) midstream. The exploration and production segment is engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States and is currently focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. The midstream segment conducts midstream operations in support of the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties. The majority of the Company’s midstream operations in the Rustler Breaks, Wolf and Stateline asset areas and the Greater Stebbins Area in the Delaware Basin are conducted through San Mateo. In addition, at September 30, 2023, the Company operated a cryogenic gas processing plant, compressor stations and a natural gas gathering pipeline system in Lea and Eddy Counties, New Mexico through Pronto Midstream, LLC (“Pronto”), which is a wholly-owned subsidiary of the Company. Neither San Mateo nor Pronto is a guarantor of the 2026 Notes or the 2028 Notes.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 12 — SEGMENT INFORMATION — Continued

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended September 30, 2023
Oil and natural gas revenues	$700,227	$1,300	$—	$—	$701,527
Midstream services revenues	—	89,300	—	(59,369)	29,931
Sales of purchased natural gas	5,719	34,610	—	—	40,329
Realized loss on derivatives	(6,975)	—	—	—	(6,975)
Unrealized gain on derivatives	7,482	—	—	—	7,482
Expenses(1)	383,259	79,353	29,041	(59,369)	432,284
Operating income(2)	$323,194	$45,857	$(29,041)	$—	$340,010
Total assets	$6,246,067	$1,131,399	$61,697	$—	$7,439,163
Capital expenditures(3)	$249,293	$55,922	$486	$—	$305,701
_____________________
(1)Includes depletion, depreciation and amortization expenses of $182.2 million and $10.3 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.3 million.
(2)Includes $14.7 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Includes $53.3 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $14.1 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 12 — SEGMENT INFORMATION — Continued

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Nine Months Ended September 30, 2023
Oil and natural gas revenues	$1,788,307	$4,046	$—	$—	$1,792,353
Midstream services revenues	—	243,764	—	(157,247)	86,517
Sales of purchased natural gas	17,094	89,387	—	—	106,481
Realized loss on derivatives	(6,454)	—	—	—	(6,454)
Unrealized loss on derivatives	(8,244)	—	—	—	(8,244)
Expenses(1)	992,351	219,324	72,514	(157,247)	1,126,942
Operating income(2)	$798,352	$117,873	$(72,514)	$—	$843,711
Total assets	$6,246,067	$1,131,399	$61,697	$—	$7,439,163
Capital expenditures(3)	$2,465,477	$151,331	$2,964	$—	$2,619,772
_____________________
(1)Includes depletion, depreciation and amortization expenses of $466.2 million and $29.5 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $1.0 million.
(2)Includes $42.9 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Includes $1.67 billion attributable to land and seismic acquisition expenditures related to the exploration and production segment, $63.6 million attributable to midstream acquisition expenditures and $25.4 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Nine Months Ended September 30, 2022
Oil and natural gas revenues	$2,261,395	$9,333	$—	$—	$2,270,728
Midstream services revenues	—	218,279	—	(154,380)	$63,899
Sales of purchased natural gas	103,217	54,073	—	—	$157,290
Realized loss on derivatives	(139,865)	—	—	—	$(139,865)
Unrealized loss on derivatives	(1,502)	—	—	—	$(1,502)
Expenses(1)	888,796	157,767	70,797	(154,380)	$962,980
Operating income(2)	$1,334,449	$123,918	$(70,797)	$—	$1,387,570
Total assets	$3,900,138	$997,839	$407,173	$—	$5,305,150
Capital expenditures(3)	$714,987	$138,975	$690	$—	$854,652

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

Third Quarter Highlights
For the three months ended September 30, 2023, our total oil equivalent production was 12.4 million BOE, and our average daily oil equivalent production was 135,096 BOE per day, of which 77,529 Bbl per day, or 57%, was oil and 345.4 MMcf per day, or 43%, was natural gas. Our average daily oil production of 77,529 Bbl per day for the three months ended September 30, 2023 increased 29% year-over-year from 60,163 Bbl per day for the three months ended September 30, 2022. Our average daily natural gas production of 345.4 MMcf per day for the three months ended September 30, 2023 increased 28% year-over-year from 270.3 MMcf per day for the three months ended September 30, 2022.
For the third quarter of 2023, we reported net income attributable to Matador shareholders of $263.7 million, or $2.20 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $337.6 million, or $2.82 per diluted common share, for the third quarter of 2022. For the third quarter of 2023, our Adjusted EBITDA, a non-GAAP financial measure, was $508.3 million, as compared to Adjusted EBITDA of $539.7 million during the third quarter of 2022.
For the nine months ended September 30, 2023, we reported net income attributable to Matador shareholders of $591.5 million, or $4.93 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $960.4 million, or $8.01 per diluted common share, for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, our Adjusted EBITDA, a non-GAAP financial measure, was $1.30 billion, as compared to Adjusted EBITDA of $1.67 billion during the nine months ended September 30, 2022.
For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Liquidity and Capital Resources—Non-GAAP Financial Measures.” For more information regarding our financial results for the three and nine months ended September 30, 2023, see “—Results of Operations” below.
Advance Acquisition
On April 12, 2023, our wholly-owned subsidiary completed the acquisition of Advance Energy Partners Holdings, LLC (“Advance”) from affiliates of EnCap Investments L.P., including certain oil and natural gas producing properties, undeveloped acreage and midstream assets located primarily in Lea County, New Mexico and Ward County, Texas (the “Advance Acquisition”). The Advance Acquisition had an effective date of January 1, 2023 and an aggregate purchase price consisting of (i) an amount in cash equal to approximately $1.60 billion (which amount is subject to certain customary post-closing adjustments) (the “Cash Consideration”) and (ii) potential additional cash consideration of $7.5 million for each month of 2023 in which the average oil price (as defined in the securities purchase agreement) exceeds $85 per barrel (all such payments for the 12 months in 2023, the “Contingent Consideration”). The Cash Consideration was paid upon the closing of the Advance Acquisition and was funded by a combination of cash on hand and borrowings under our reserves-based revolving credit facility (the “Credit Agreement”). The fair value of the Contingent Consideration was $21.2 million at April 12, 2023. The change in fair value of the Contingent Consideration included in “Other (expense) income” during the three and nine months ended September 30, 2023 was an expense of $15.7 million and income of $0.2 million, respectively. We made no cash payments related to the Contingent Consideration during the three and nine months ended September 30, 2023. In October 2023, we paid $7.5 million of the Contingent Consideration, as the average oil price for the month of September 2023 exceeded $85 per barrel. The estimated fair value of the remaining payments of the Contingent Consideration for the fourth quarter was $13.5 million as of September 30, 2023. The results of operations for the Advance Acquisition since the closing date of April 12, 2023 have been included in our condensed consolidated financial statements for the three and nine months ended September 30, 2023. See Note 3 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding the Advance Acquisition.
Operations Update
We began 2023 operating seven drilling rigs in the Delaware Basin. Following the closing of the Advance Acquisition on April 12, 2023, we continued operating the drilling rig that Advance had been operating. Near the end of June 2023, we released this eighth operated drilling rig and continued operating seven drilling rigs in the Delaware Basin. We currently plan to operate seven drilling rigs for the remainder of 2023 and add back an eighth operated drilling rig in the first quarter of 2024. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors.

We turned to sales a total of 64 gross (27.9 net) horizontal wells in the Delaware Basin during the third quarter of 2023, including 29 gross (26.1 net) operated horizontal wells and 35 gross (1.8 net) non-operated horizontal wells. During the third quarter of 2023, we did not turn to sales any operated wells on our leasehold properties in the Eagle Ford shale play in South Texas or in the Haynesville shale and Cotton Valley plays in Northwest Louisiana, although we did participate in one gross (less than 0.1 net) well turned to sales in the Haynesville shale in the third quarter 2023. The table below summarizes Matador’s operated and non-operated activity in the third quarter of 2023.

Third Quarter 2023 Quarterly Well Count
	Operated		Non-Operated		Total		Gross Operated and Non-Operated
Asset/Operating Area	Gross	Net	Gross	Net	Gross	Net	Well Completion Intervals
Western Antelope Ridge (Rodney Robinson)	—	—	—	—	—	—	No wells turned to sales in Q3 2023
Antelope Ridge	—	—	6	0.0	6	0.0	1-3BS-Carb, 1-WC A, 4-WC B
Arrowhead	—	—	14	1.3	14	1.3	7-2BS, 3-3BS, 4-WC A
Ranger	21	20.4	2	0.1	23	20.5	3-2BS-Carb, 8-2BS, 6-3BS-Carb, 3-3BS, 3-WC A
Rustler Breaks	8	5.7	2	0.2	10	5.9	3-1BS, 1-2BS, 4-WC A, 2-WC B
Stateline	—	—	—	—	—	—	No wells turned to sales in Q3 2023
Wolf/Jackson Trust	—	—	11	0.2	11	0.2	1- 3BS-Carb, 3-3BS, 6-WC A, 1-WC B
Delaware Basin	29	26.1	35	1.8	64	27.9
South Texas	—	—	—	—	—	—	No wells turned to sales in Q3 2023
Haynesville Shale	—	—	1	0.0	1	0.0	1-HV
Total	29	26.1	36	1.8	65	27.9

Note: WC = Wolfcamp; BS = Bone Spring; HV = Haynesville; For example, 1-3BS-Carb indicates one Third Bone Spring Carbonate completion and 1-WC A indicates one Wolfcamp A completion. Any “0.0” values in the table above suggest a net working interest of less than 5%, which does not round to 0.1.

Our average daily oil equivalent production in the Delaware Basin for the third quarter of 2023 was 130,400 BOE per day, consisting of 76,800 Bbl of oil per day and 321.6 MMcf of natural gas per day, a 31% increase from 99,700 BOE per day, consisting of 59,300 Bbl of oil per day and 241.9 MMcf of natural gas per day, in the third quarter of 2022. These increases were primarily attributable to the Advance Acquisition and the increased number of wells being operated by us and other operators (where we own a working interest). The Delaware Basin contributed approximately 99% of our daily oil production and approximately 93% of our daily natural gas production in the third quarter of 2023, as compared to approximately 99% of our daily oil production and approximately 89% of our daily natural gas production in the third quarter of 2022.
2023 Capital Expenditure Budget
At October 24, 2023, our estimated drilling, completing and equipping (“D/C/E”) capital expenditures for 2023 remained $1.10 to $1.22 billion, which includes our expected D/C/E capital expenditures on acreage acquired in the Advance Acquisition. On October 24, 2023, we reduced our anticipated midstream capital expenditures for 2023 to a range of $135.0 to $165.0 million from a range of $150.0 to $200.0 million. These anticipated midstream capital expenditures include our proportionate share of San Mateo’s estimated 2023 capital expenditures as well as the estimated 2023 capital expenditures for other wholly-owned midstream projects, including projects undertaken by Pronto.
Capital Resources Update
Matador’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.15 per share of common stock in each of the first, second and third quarters of 2023. On October 19, 2023, the Board amended our dividend policy to increase the quarterly dividend to $0.20 per share of common stock for future dividend payments and also declared a quarterly cash dividend of $0.20 per share of common stock payable on December 1, 2023 to shareholders of record as of November 10, 2023.

On March 31, 2023, the lenders under the Credit Agreement completed their review of our proved oil and natural gas reserves at December 31, 2022, and, as a result, we and our lenders entered into an amendment to the Fourth Amended and Restated Credit Agreement, which amended the Credit Agreement to, among other things: (i) reaffirm the borrowing base at $2.25 billion, (ii) increase the elected commitment from $775.0 million to $1.25 billion and (iii) maintain the maximum facility amount at $1.50 billion. This March 2023 reaffirmation of the borrowing base constituted the regularly scheduled May 1 redetermination.
On October 19, 2023, the lenders under the Credit Agreement completed their review of our proved oil and natural gas reserves, and, as a result, we and our lenders entered into an amendment to the Fourth Amended and Restated Credit Agreement, which amended the Credit Agreement to, among other things: (i) increase the borrowing base from $2.25 billion to $2.50 billion, (ii) increase the elected commitment from $1.25 billion to $1.325 billion and (iii) increase the maximum facility amount from $1.50 billion to $2.00 billion. This October 2023 redetermination constituted the regularly scheduled November 1 redetermination.
On April 11, 2023, we completed the sale of $500.0 million in aggregate principal amount of the Company’s 6.875% senior notes due 2028 (the “2028 Notes”). The 2028 Notes mature on April 15, 2028. Interest on the 2028 Notes is payable semi-annually in arrears on each April 15 and October 15, and the first interest payment date for the 2028 Notes was October 15, 2023. The 2028 Notes are jointly and severally guaranteed on a senior unsecured basis by certain subsidiaries of the Company (the “Guarantor Subsidiaries”). We received net proceeds from the issuance and sale of the 2028 Notes of approximately $487.6 million, after deducting the initial purchasers’ discounts and estimated offering expenses, which were used to partially repay borrowings under the Credit Agreement. Neither San Mateo nor Pronto is a guarantor of the 2028 Notes.
At September 30, 2023, we had (i) $530.0 million in borrowings outstanding under our Credit Agreement, (ii) approximately $45.4 million in outstanding letters of credit issued pursuant to the Credit Agreement, (iii) $699.2 million of outstanding 5.875% senior notes due 2026 (the “2026 Notes”), and (iv) $500.0 million of outstanding 2028 Notes. Between September 30, 2023 and October 24, 2023, we repaid $30.0 million of borrowings under the Credit Agreement. At September 30, 2023, San Mateo had $475.0 million in borrowings outstanding under San Mateo’s revolving credit facility (the “San Mateo Credit Facility”) and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Between September 30, 2023 and October 24, 2023, San Mateo repaid $23.0 million of borrowings under the San Mateo Credit Facility.
Critical Accounting Policies
There have been no changes to our critical accounting policies and estimates from those set forth in the Annual Report.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our financial statements.

Results of Operations
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Data
Revenues (in thousands)(1)
Oil	$588,370	$522,266	$1,500,511	$1,632,621
Natural gas	113,157	229,178	291,842	638,107
Total oil and natural gas revenues	701,527	751,444	1,792,353	2,270,728
Third-party midstream services revenues	29,931	24,707	86,517	63,899
Sales of purchased natural gas	40,329	77,943	106,481	157,290
Realized loss on derivatives	(6,975)	(56,263)	(6,454)	(139,865)
Unrealized gain (loss) on derivatives	7,482	43,097	(8,244)	(1,502)
Total revenues	$772,294	$840,928	$1,970,653	$2,350,550
Net Production Volumes(1)
Oil (MBbl)(2)	7,133	5,535	19,385	16,210
Natural gas (Bcf)(3)	31.8	24.9	87.2	72.1
Total oil equivalent (MBOE)(4)	12,429	9,680	33,920	28,215
Average daily production (BOE/d)(5)	135,096	105,214	124,248	103,352
Average Sales Prices
Oil, without realized derivatives (per Bbl)	$82.49	$94.36	$77.41	$100.71
Oil, with realized derivatives (per Bbl)	$82.49	$91.69	$77.41	$96.57
Natural gas, without realized derivatives (per Mcf)	$3.56	$9.22	$3.35	$8.86
Natural gas, with realized derivatives (per Mcf)	$3.34	$7.55	$3.27	$7.85
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
Three Months Ended September 30, 2023 as Compared to Three Months Ended September 30, 2022
Oil and natural gas revenues. Our oil and natural gas revenues decreased $49.9 million, or 7%, to $701.5 million for the three months ended September 30, 2023, as compared to $751.4 million for the three months ended September 30, 2022. Our oil revenues increased $66.1 million, or 13%, to $588.4 million for the three months ended September 30, 2023, as compared to $522.3 million for the three months ended September 30, 2022. The increase in oil revenues resulted from a 29% increase in our oil production to 7.1 million Bbl for the three months ended September 30, 2023, as compared to 5.5 million Bbl for the three months ended September 30, 2022, which was partially offset by a 13% decrease in the weighted average oil price realized for the three months ended September 30, 2023 to $82.49 per Bbl, as compared to $94.36 per Bbl for the three months ended September 30, 2022. Our natural gas revenues decreased $116.0 million, or 51%, to $113.2 million for the three months ended September 30, 2023, as compared to $229.2 million for the three months ended September 30, 2022. The decrease in natural gas revenues resulted from a 61% decrease in the weighted average natural gas price realized for the three months ended September 30, 2023 to $3.56 per Mcf, as compared to a weighted average natural gas price of $9.22 per Mcf realized for the three months ended September 30, 2022, which was partially offset by a 28% increase in our natural gas production to 31.8 Bcf for the three months ended September 30, 2023, as compared to 24.9 Bcf for the three months ended September 30, 2022.

Third-party midstream services revenues. Our third-party midstream services revenues increased $5.2 million, or 21%, to $29.9 million for the three months ended September 30, 2023, as compared to $24.7 million for the three months ended September 30, 2022. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to an increase in our third-party natural gas gathering and processing revenues to $16.7 million for the three months ended September 30, 2023, as compared to $12.6 million for the three months ended September 30, 2022, that was due in part to our Pronto midstream assets.
Sales of purchased natural gas. Our sales of purchased natural gas decreased $37.6 million, or 48%, to $40.3 million for the three months ended September 30, 2023, as compared to $77.9 million for the three months ended September 30, 2022. This decrease was the result of a 71% decrease in natural gas price realized, which was partially offset by a 78% increase in natural gas volumes sold. Sales of purchased natural gas reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at either Pronto’s or San Mateo’s cryogenic natural gas processing plant and subsequently sell the residue gas and NGLs to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our interim unaudited condensed consolidated statements of operations.
Realized loss on derivatives. Our realized loss on derivatives was $7.0 million for the three months ended September 30, 2023, as compared to a realized loss of $56.3 million for the three months ended September 30, 2022. We realized a net loss of $7.0 million related to our natural gas basis differential swap contract for the three months ended September 30, 2023, resulting from natural gas basis differentials that were above the strike price of our natural gas basis differential swap contract. For the three months ended September 30, 2022, we realized a net loss of $14.8 million related to our oil costless collar and oil basis differential swap contracts, resulting primarily from oil prices that were above the ceiling prices of our oil costless collar contracts and above the strike prices of certain of our oil basis differential swap contracts. We realized a net loss of $41.5 million related to our natural gas costless collar contracts for the three months ended September 30, 2022, resulting primarily from natural gas prices that were above the ceiling prices of certain of our natural gas costless collar contracts. We realized an average loss on our natural gas derivatives of approximately $0.22 per Mcf produced during the three months ended September 30, 2023, as compared to an average loss of approximately $1.67 per Mcf produced during the three months ended September 30, 2022.
Unrealized gain (loss) on derivatives. During the three months ended September 30, 2023, the aggregate net fair value of our open natural gas basis differential swap contract changed to a net liability of $4.3 million from a net liability of $11.8 million at June 30, 2023, resulting in an unrealized gain on derivatives of $7.5 million for the three months ended September 30, 2023. During the three months ended September 30, 2022, the aggregate net fair value of our open oil and natural gas derivative contracts changed to a net liability of $16.4 million from a net liability of $59.5 million at June 30, 2022, resulting in an unrealized gain on derivatives of $43.1 million for the three months ended September 30, 2022.
Nine Months Ended September 30, 2023 as Compared to Nine Months Ended September 30, 2022
Oil and natural gas revenues. Our oil and natural gas revenues decreased $478.4 million, or 21%, to $1.79 billion for the nine months ended September 30, 2023, as compared to $2.27 billion for the nine months ended September 30, 2022. Our oil revenues decreased $132.1 million, or 8%, to $1.50 billion for the nine months ended September 30, 2023, as compared to $1.63 billion for the nine months ended September 30, 2022. This decrease in oil revenues resulted from a 23% decrease in the weighted average oil price realized for the nine months ended September 30, 2023 to $77.41 per Bbl, as compared to $100.71 per Bbl for the nine months ended September 30, 2022, which was partially offset by a 20% increase in our oil production to 19.4 million Bbl for the nine months ended September 30, 2023, as compared to 16.2 million Bbl for the nine months ended September 30, 2022. Our natural gas revenues decreased by $346.3 million, or 54%, to $291.8 million for the nine months ended September 30, 2023, as compared to $638.1 million for the nine months ended September 30, 2022. The decrease in natural gas revenues resulted from a 62% decrease in the weighted average natural gas price realized for the nine months ended September 30, 2023 to $3.35 per Mcf, as compared to a weighted average natural gas price of $8.86 per Mcf for the nine months ended September 30, 2022, which was partially offset by a 21% increase in our natural gas production to 87.2 Bcf for the nine months ended September 30, 2023, as compared to 72.1 Bcf for the nine months ended September 30, 2022.
Third-party midstream services revenues. Our third-party midstream services revenues increased $22.6 million, or 35%, to $86.5 million for the nine months ended September 30, 2023, as compared to $63.9 million for the nine months ended September 30, 2022. This increase was primarily attributable to an increase in our third-party natural gas gathering and processing revenues that was due in part to our Pronto midstream assets, which were purchased on June 30, 2022, to $47.5 million for the nine months ended September 30, 2023, as compared to $31.1 million for the nine months ended September 30, 2022, and an increase in our third-party produced water disposal revenues to $31.4 million for the nine months ended September 30, 2023, as compared to $25.7 million for the nine months ended September 30, 2022.

Sales of purchased natural gas. Our sales of purchased natural gas decreased $50.8 million, or 32%, to $106.5 million for the nine months ended September 30, 2023, as compared to $157.3 million for the nine months ended September 30, 2022. This decrease was the result of a 71% decrease in natural gas price realized, which was partially offset by a 137% increase in natural gas volumes sold.
Realized loss on derivatives. Our realized loss on derivatives was $6.5 million for the nine months ended September 30, 2023, as compared to a realized loss of $139.9 million for the nine months ended September 30, 2022. We realized a net loss of $6.5 million related to our natural gas costless collar and natural gas basis differential swap contracts for the nine months ended September 30, 2023, resulting primarily from natural gas basis differentials that were above the strike price of our natural gas basis differential swap contract, offset by natural gas prices that were below the floor prices of certain of our natural gas costless collar contracts. For the nine months ended September 30, 2022, we realized a net loss of $67.2 million related to our oil costless collar and oil basis differential swap contracts, resulting primarily from oil prices that were above the ceiling prices of certain of our oil costless collar contracts and above the strike prices of certain of our oil basis differential swap contracts. We realized a net loss of $72.7 million related to our natural gas costless collar contracts for the nine months ended September 30, 2022, resulting primarily from natural gas prices that were above the ceiling prices of certain of our natural gas costless collar contracts. We realized an average loss on our natural gas derivatives of approximately $0.08 per Mcf produced during the nine months ended September 30, 2023, as compared to an average loss of approximately $1.01 per Mcf produced during the nine months ended September 30, 2022.
Unrealized gain (loss) on derivatives. During the nine months ended September 30, 2023, the aggregate net fair value of our open natural gas derivative contracts changed to a net liability of $4.3 million from a net asset of $3.9 million at December 31, 2022, resulting in an unrealized loss on derivatives of $8.2 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2022, the aggregate net fair value of our open oil and natural gas derivative contracts changed to a net liability of $16.4 million from a net liability of $14.9 million at December 31, 2021, resulting in an unrealized loss on derivatives of $1.5 million for the nine months ended September 30, 2022.

Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except expenses per BOE)	2023	2022	2023	2022
Expenses
Production taxes, transportation and processing	$71,697	$73,964	$189,174	$219,441
Lease operating	66,395	42,360	171,845	116,172
Plant and other midstream services operating	30,808	24,790	92,510	66,265
Purchased natural gas	37,641	69,442	93,192	142,903
Depletion, depreciation and amortization	192,794	118,870	496,633	334,747
Accretion of asset retirement obligations	1,218	679	2,709	1,739
General and administrative	31,731	27,549	80,879	81,713
Total expenses	432,284	357,654	1,126,942	962,980
Operating income	340,010	483,274	843,711	1,387,570
Other income (expense)
Net loss on impairment	—	(1,113)	(202)	(1,311)
Interest expense	(35,408)	(15,996)	(85,813)	(50,740)
Other (expense) income	(11,614)	1,804	5,289	(2,682)
Total other expense	(47,022)	(15,305)	(80,726)	(54,733)
Income before income taxes	292,988	467,969	762,985	1,332,837
Income tax provision (benefit)
Current	8,958	270	8,958	51,940
Deferred	5,631	113,671	119,609	266,489
Total income tax provision	14,589	113,941	128,567	318,429
Net income	278,399	354,028	634,418	1,014,408
Net income attributable to non-controlling interest in subsidiaries	(14,660)	(16,456)	(42,883)	(53,994)
Net income attributable to Matador Resources Company shareholders	$263,739	$337,572	$591,535	$960,414
Expenses per BOE
Production taxes, transportation and processing	$5.77	$7.64	$5.58	$7.78
Lease operating	$5.34	$4.38	$5.07	$4.12
Plant and other midstream services operating	$2.48	$2.56	$2.73	$2.35
Depletion, depreciation and amortization	$15.51	$12.28	$14.64	$11.86
General and administrative	$2.55	$2.85	$2.38	$2.90
Three Months Ended September 30, 2023 as Compared to Three Months Ended September 30, 2022
Production taxes, transportation and processing. Our production taxes and transportation and processing expenses decreased $2.3 million, or 3%, to $71.7 million for the three months ended September 30, 2023, as compared to $74.0 million for the three months ended September 30, 2022. On a unit-of-production basis, our production taxes and transportation and processing expenses decreased 24% to $5.77 per BOE for the three months ended September 30, 2023, as compared to $7.64 per BOE for the three months ended September 30, 2022. These decreases were primarily attributable to a $3.5 million decrease in production taxes to $54.8 million for the three months ended September 30, 2023, as compared to $58.3 million for the three months ended September 30, 2022, primarily due to the decrease in oil and natural gas revenues between the two periods.
Lease operating. Our lease operating expenses increased $24.0 million, or 57%, to $66.4 million for the three months ended September 30, 2023, as compared to $42.4 million for the three months ended September 30, 2022. Our lease operating expenses on a unit-of-production basis increased 22% to $5.34 per BOE for the three months ended September 30, 2023, as compared to $4.38 per BOE for the three months ended September 30, 2022. These increases were primarily attributable to the increased number of wells being operated by us, including 127 wells from the Advance Acquisition, and operated by other operators (where we own a working interest) and to operating cost inflation for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $6.0 million, or 24%, to $30.8 million for the three months ended September 30, 2023, as compared to $24.8 million for the three months ended September 30, 2022. This increase was primarily attributable to increased throughput volumes from Matador and other San Mateo and Pronto customers, which resulted in (i) increased expenses associated with our expanded pipeline operations of $9.9 million for the three months ended September 30, 2023, as compared to $6.0 million for the three months ended September 30, 2022, and (ii) increased expenses with operating our San Mateo and Pronto natural gas processing facilities of $8.5 million for the three months ended September 30, 2023, as compared to $5.6 million for the three months ended September 30, 2022.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $73.9 million, or 62%, to $192.8 million for the three months ended September 30, 2023, as compared to $118.9 million for the three months ended September 30, 2022, primarily as a result of the Advance Acquisition and a 28% increase in our total oil equivalent production for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 26% to $15.51 per BOE for the three months ended September 30, 2023, as compared to $12.28 per BOE for the three months ended September 30, 2022, primarily as a result of the Advance Acquisition and an increase in actual costs and estimated future costs to drill, complete and equip our wells between the two periods.
General and administrative. Our general and administrative expenses increased $4.2 million, or 15%, to $31.7 million for the three months ended September 30, 2023, as compared to $27.5 million for the three months ended September 30, 2022. Our general and administrative expenses decreased by 11% on a unit-of-production basis to $2.55 per BOE for the three months ended September 30, 2023, as compared to $2.85 per BOE for the three months ended September 30, 2022, primarily as a result of a 28% increase in our total oil equivalent production between the two periods.
Interest expense. For the three months ended September 30, 2023, we incurred total interest expense of $42.8 million. We capitalized $7.4 million of our interest expense on certain qualifying projects for the three months ended September 30, 2023 and expensed the remaining $35.4 million to operations. For the three months ended September 30, 2022, we incurred total interest expense of $19.0 million. We capitalized $3.0 million of our interest expense on certain qualifying projects for the three months ended September 30, 2022 and expensed the remaining $16.0 million to operations. The increase in interest expense for the three months ended September 30, 2023 is a result of borrowings under the Credit Agreement that were used in connection with the Advance Acquisition, the issuance of the 2028 Notes in April 2023 and the significant increase in interest rates between the two periods.
Income tax provision. We recorded a current income tax provision of $9.0 million and a deferred income tax provision of $5.6 million for the three months ended September 30, 2023. We recorded a current income tax provision of $0.3 million and a deferred income tax provision of $113.7 million for the three months ended September 30, 2022. Our effective income tax rate of 5% for the three months ended September 30, 2023 differed from the U.S. federal statutory rate due primarily to recognizing research and experimental expenditure tax credits of $65.1 million in the third quarter of 2023, which were partially offset by permanent differences between book and taxable income and state taxes, primarily in New Mexico. Our effective income tax rate of 25% for the three months ended September 30, 2022 differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico.
Nine Months Ended September 30, 2023 as Compared to Nine Months Ended September 30, 2022
Production taxes, transportation and processing. Our production taxes, transportation and processing expenses decreased $30.3 million, or 14%, to $189.2 million for the nine months ended September 30, 2023, as compared to $219.4 million for the nine months ended September 30, 2022. On a unit-of-production basis, our production taxes, transportation and processing expenses decreased 28% to $5.58 per BOE for the nine months ended September 30, 2023, as compared to $7.78 per BOE for the nine months ended September 30, 2022. These decreases were primarily attributable to a $36.2 million decrease in production taxes to $141.2 million for the nine months ended September 30, 2023, as compared to $177.4 million for the nine months ended September 30, 2022, primarily due to the 21% decrease in oil and natural gas revenues between the two periods.
Lease operating expenses. Our lease operating expenses increased $55.7 million, or 48%, to $171.8 million for the nine months ended September 30, 2023, as compared to $116.2 million for the nine months ended September 30, 2022. Our lease operating expenses per unit of production increased 23% to $5.07 per BOE for the nine months ended September 30, 2023, as compared to $4.12 per BOE for the nine months ended September 30, 2022. These increases were primarily attributable to the increased number of wells being operated by us, including 127 wells from the Advance Acquisition, and operated by other operators (where we own a working interest) and to operating cost inflation for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $26.2 million, or 40%, to $92.5 million for the nine months ended September 30, 2023, as compared to $66.3 million for the nine months ended September 30, 2022. This increase was primarily attributable to increased throughput volumes from Matador and other San Mateo and Pronto customers, which resulted in (i) increased expenses with operating our Pronto midstream assets of $15.2 million for the nine months ended September 30, 2023, which were purchased on June 30, 2022, as compared to $2.2 million for the nine months ended September 30, 2022, (ii) increased expenses associated with our expanded pipeline operations of $21.7 million for the nine months ended September 30, 2023, as compared to $16.2 million for the nine months ended September 30, 2022, and (iii) increased expenses associated with our commercial produced water disposal operations of $38.4 million for the nine months ended September 30, 2023, as compared to $35.0 million for the nine months ended September 30, 2022.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $161.9 million, or 48%, to $496.6 million for the nine months ended September 30, 2023, as compared to $334.7 million for the nine months ended September 30, 2022, primarily as a result of the Advance Acquisition and a 20% increase in our total oil equivalent production for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased to $14.64 per BOE for the nine months ended September 30, 2023, or 23%, from $11.86 per BOE for the nine months ended September 30, 2022, primarily as a result of the Advance Acquisition and an increase in actual costs and estimated future costs to drill, complete and equip our wells between the two periods.
General and administrative. Our general and administrative expenses decreased $0.8 million, or 1%, to $80.9 million for the nine months ended September 30, 2023, as compared to $81.7 million for the nine months ended September 30, 2022. Our general and administrative expenses decreased by 18% on a unit-of-production basis to $2.38 per BOE for the nine months ended September 30, 2023, as compared to $2.90 per BOE for the nine months ended September 30, 2022, primarily as a result of the 20% increase in our total oil equivalent production between the two periods.
Interest expense. For the nine months ended September 30, 2023, we incurred total interest expense of approximately $101.9 million. We capitalized approximately $16.1 million of our interest expense on certain qualifying projects for the nine months ended September 30, 2023 and expensed the remaining $85.8 million to operations. For the nine months ended September 30, 2022, we incurred total interest expense of approximately $58.1 million. We capitalized approximately $7.4 million of our interest expense on certain qualifying projects for the nine months ended September 30, 2022 and expensed the remaining $50.7 million to operations. The increase in interest expense for the nine months ended September 30, 2023 is a result of borrowings under the Credit Agreement that were used in connection with the Advance Acquisition, the issuance of the 2028 Notes in April 2023 and the significant increase in interest rates between the two periods.
Income tax provision. We recorded a current income tax provision of $9.0 million and a deferred income tax provision of $119.6 million for the nine months ended September 30, 2023. Our current income tax provision was $51.9 million and our deferred income tax provision was $266.5 million for the nine months ended September 30, 2022. Our effective income tax rate of 18% for the nine months ended September 30, 2023 differed from the U.S. federal statutory rate due primarily to recognizing research and experimental expenditure tax credits of $65.1 million in the third quarter of 2023, which were partially offset by permanent differences between book and taxable income and state taxes, primarily in New Mexico. Our effective income tax rate of 25% for the nine months ended September 30, 2022 differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico.

Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue to be during the remainder of 2023 and for the foreseeable future, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. In April 2023, we closed the Advance Acquisition that was funded through a combination of cash on hand and borrowings under our Credit Agreement. In addition, on April 11, 2023, we issued and sold $500.0 million in aggregate principal amount of 2028 Notes. We used the net proceeds from the sale of the 2028 Notes of approximately $487.6 million, after deducting the initial purchasers’ discounts and estimated offering expenses, to partially repay borrowings under our Credit Agreement. Excluding the Advance Acquisition and any future significant acquisitions, we expect to fund our 2023 capital expenditures through a combination of cash on hand, operating cash flows and performance incentives paid to us by a subsidiary of Five Point Energy, LLC in connection with San Mateo. If capital expenditures were to exceed our operating cash flows during the remainder of 2023, we expect to fund any such excess capital expenditures, including for other significant acquisitions, through borrowings under the Credit Agreement or the San Mateo Credit Facility (assuming availability under such facilities) or through other capital sources, including borrowings under expanded or additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to generate operating cash flows and access outside sources of capital.
At September 30, 2023, we had cash totaling $25.9 million and restricted cash totaling $36.2 million, which was primarily associated with San Mateo. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries.
At September 30, 2023, we had (i) $699.2 million of outstanding 2026 Notes, (ii) $500.0 million of outstanding 2028 Notes, (iii) $530.0 million in borrowings outstanding under the Credit Agreement and (iv) approximately $45.4 million in outstanding letters of credit issued pursuant to the Credit Agreement.
On March 31, 2023, the lenders under our Credit Agreement completed their review of our proved oil and natural gas reserves, and, as a result, we and our lenders entered into an amendment to the Fourth Amended and Restated Credit Agreement, which amended the Credit Agreement to, among other things: (i) reaffirm the borrowing base at $2.25 billion, (ii) increase the elected commitment from $775.0 million to $1.25 billion and (iii) maintain the maximum facility amount at $1.50 billion. This March 2023 reaffirmation of the borrowing base constituted the regularly scheduled May 1 redetermination.
On October 19, 2023, the lenders under our Credit Agreement completed their review of our proved oil and natural gas reserves, and, as a result, we and our lenders entered into an amendment to the Fourth Amended and Restated Credit Agreement, which amended the Credit Agreement to, among other things: (i) increase the borrowing base from $2.25 billion to $2.50 billion, (ii) increase the elected commitment from $1.25 billion to $1.325 billion and (iii) increase the maximum facility amount from $1.50 billion to $2.00 billion. This October 2023 redetermination constituted the regularly scheduled November 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected commitment (subject to compliance with the covenants noted below). The Credit Agreement matures October 31, 2026.
The Credit Agreement requires us to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities under the Credit Agreement, of not less than 1.0 to 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $75.0 million of cash or cash equivalents), divided by a rolling four quarter EBITDA calculation, of 3.5 to 1.0 or less. We believe that we were in compliance with the terms of the Credit Agreement at September 30, 2023.
At September 30, 2023, San Mateo had $475.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures December 9, 2026, and the lender commitments under that facility were $485.0 million at September 30, 2023. The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments of up to $735.0 million. The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. We believe that San Mateo was in compliance with the terms of the San Mateo Credit Facility at September 30, 2023.
The Board declared a quarterly cash dividend of $0.15 per share of common stock in each of the first, second and third quarters of 2023. On October 19, 2023, the Board amended our dividend policy to increase the quarterly dividend to $0.20 per share of common stock for future dividend payments and also declared a quarterly cash dividend of $0.20 per share of common stock payable on December 1, 2023 to shareholders of record as of November 10, 2023.
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures for the remainder of 2023. We began 2023 operating seven drilling rigs in the Delaware Basin. Following the closing of the Advance Acquisition on April 12, 2023, we continued operating the drilling rig that Advance had been operating. Near the end of June 2023, we released this eighth operated drilling rig and continued operating seven drilling rigs in the

Delaware Basin. We currently plan to operate seven drilling rigs for the remainder of 2023 and add back an eighth operated drilling rig in the first quarter of 2024. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. At October 24, 2023, our estimated D/C/E capital expenditures for 2023 remained $1.10 to $1.22 billion, which includes our expected D/C/E capital expenditures on acreage acquired in the Advance Acquisition. On October 24, 2023, we reduced our anticipated midstream capital expenditures for 2023 to a range of $135.0 to $165.0 million from a range of $150.0 to $200.0 million. These anticipated midstream capital expenditures include our proportionate share of San Mateo’s estimated 2023 capital expenditures as well as the estimated 2023 capital expenditures for other wholly-owned midstream projects, including projects undertaken by Pronto. Substantially all of these 2023 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities in the Delaware Basin, South Texas and Haynesville shale. Our 2023 Delaware Basin operated drilling program is expected to focus on the continued development of our various asset areas throughout the Delaware Basin, with a continued emphasis on drilling and completing a high percentage of longer horizontal wells, including 96% with anticipated completed lateral lengths of greater than one mile.
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
Our 2023 capital expenditures may be adjusted as business conditions warrant, and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated or non-operated wells, our drilling results, the actual costs and scope of our midstream activities, the ability of our joint venture partners to meet their capital obligations, other opportunities that may become available to us and our ability to obtain capital. When oil or natural gas prices decline, or costs increase significantly, we have the flexibility to defer a significant portion of our capital expenditures until later periods to conserve cash or to focus on projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling, completion and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in our exploration and development activities, contractual obligations, drilling plans for properties we do not operate and other factors both within and outside our control.
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

Our unaudited cash flows for the nine months ended September 30, 2023 and 2022 are presented below:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$1,249,481	$1,532,216
Net cash used in investing activities	(2,662,324)	(761,120)
Net cash provided by (used in) financing activities	927,687	(416,296)
Net change in cash and restricted cash	$(485,156)	$354,800
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$1,296,750	$1,665,368
__________________
(1)Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income (loss) and net cash provided by operating activities, see “—Non-GAAP Financial Measures” below.
Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased $282.7 million to $1.25 billion for the nine months ended September 30, 2023 from $1.53 billion for the nine months ended September 30, 2022. Excluding changes in operating assets and liabilities, net cash provided by operating activities decreased $353.0 million to $1.28 billion for the nine months ended September 30, 2023 from $1.63 billion for the nine months ended September 30, 2022. This decrease was primarily attributable to lower realized oil and natural gas prices, which was partially offset by higher oil and natural gas production for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Changes in our operating assets and liabilities between the two periods resulted in a net decrease of approximately $70.3 million in net cash provided by operating activities for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.
Net Cash Used in Investing Activities
Net cash used in investing activities increased $1.90 billion to $2.66 billion for the nine months ended September 30, 2023 from $761.1 million for the nine months ended September 30, 2022. This increase in net cash used in investing activities was primarily due to (i) an increase between the periods of $1.61 billion in expenditures related to the Advance Acquisition and (ii) an increase between the periods of $310.0 million in D/C/E capital expenditures primarily attributable to our operated and non-operated drilling, completion and equipping activities in the Delaware Basin.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities increased $1.34 billion to $927.7 million for the nine months ended September 30, 2023 from net cash used in financing activities of $416.3 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, our primary sources of cash from financing activities included proceeds from the issuance of the 2028 Notes of $494.8 million and net borrowings under the Credit Agreement of $530.0 million, partially offset by dividends paid of $53.5 million. During the nine months ended September 30, 2022, our primary use of cash related to financing activities included the repurchase of 2026 Notes for $284.0 million and the net repayment of $100.0 million in borrowings under our Credit Agreement, partially offset by net borrowings under the San Mateo Credit Facility of $55.0 million.
See Note 5 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our debt, including the Credit Agreement, the San Mateo Credit Facility, the 2026 Notes and the 2028 Notes.
Guarantor Financial Information
As of September 30, 2023, Matador’s outstanding senior notes registered under the Securities Act consisted of the 2026 Notes. The 2026 Notes are jointly and severally guaranteed by the Guarantor Subsidiaries on a full and unconditional basis (except for customary release provisions). At September 30, 2023, the Guarantor Subsidiaries were 100% owned by Matador. Matador is a parent holding company and has no independent assets or operations, and there are no significant restrictions on the ability of Matador to obtain funds from the Guarantor Subsidiaries by dividend or loan. Neither San Mateo nor Pronto is a guarantor of the 2026 Notes.

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

(In thousands)	September 30, 2023
Summarized Balance Sheet
Assets
Current assets	$641,244
Net property and equipment	$5,681,070
Other long-term assets	$63,754
Liabilities
Current liabilities	$707,362
Long-term debt	$1,713,672
Other long-term liabilities	$646,810

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2023
Summarized Statement of Operations
Revenues	$706,596	$1,789,879
Expenses	402,074	1,049,823
Operating income	304,522	740,056
Other expense	(39,357)	(56,796)
Income tax provision	(14,589)	(128,567)
Net income	$250,576	$554,693

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Unaudited Adjusted EBITDA Reconciliation to Net Income
Net income attributable to Matador Resources Company shareholders	$263,739	$337,572	$591,535	$960,414
Net income attributable to non-controlling interest in subsidiaries	14,660	16,456	42,883	53,994
Net income	278,399	354,028	634,418	1,014,408
Interest expense	35,408	15,996	85,813	50,740
Total income tax provision	14,589	113,941	128,567	318,429
Depletion, depreciation and amortization	192,794	118,870	496,633	334,747
Accretion of asset retirement obligations	1,218	679	2,709	1,739
Unrealized (gain) loss on derivatives	(7,482)	(43,097)	8,244	1,502
Non-cash stock-based compensation expense	4,556	3,810	10,777	10,887
Net loss on impairment	—	1,113	202	1,311
Expense (income) related to contingent consideration and other	11,895	(2,288)	(2,740)	2,957
Consolidated Adjusted EBITDA	531,377	563,052	1,364,623	1,736,720
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(23,102)	(23,322)	(67,873)	(71,352)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$508,275	$539,730	$1,296,750	$1,665,368

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$460,970	$556,960	$1,249,481	$1,532,216
Net change in operating assets and liabilities	31,943	(9,774)	27,919	98,185
Interest expense, net of non-cash portion	33,307	15,013	80,817	48,551
Current income tax provision	8,958	270	8,958	51,940
Other non-recurring (income) expense	(3,801)	583	(2,552)	5,828
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(23,102)	(23,322)	(67,873)	(71,352)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$508,275	$539,730	$1,296,750	$1,665,368
For the three months ended September 30, 2023, net income attributable to Matador shareholders decreased $73.8 million to $263.7 million, as compared to net income attributable to Matador shareholders of $337.6 million for the three months ended September 30, 2022. The decrease in net income attributable to Matador shareholders primarily resulted from lower realized oil and natural gas prices, partially offset by higher oil and natural gas production for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. In addition, we had increased depletion, depreciation and amortization expenses of $192.8 million for the three months ended September 30, 2023, as compared to $118.9 million for the three months ended September 30, 2022, and an unrealized gain on derivatives of $7.5 million for the three months ended September 30, 2023, as compared to an unrealized gain on derivatives of $43.1 million for the three months ended September 30, 2022. This was partially offset by an income tax provision of $14.6 million for the three months ended September 30, 2023, as compared to an income tax provision of $113.9 million for the three months ended September 30, 2022.

For the nine months ended September 30, 2023, net income attributable to Matador shareholders decreased $368.9 million to $591.5 million, as compared to net income attributable to Matador shareholders of $960.4 million for the nine months ended September 30, 2022. This decrease in net income attributable to Matador shareholders primarily resulted from significantly lower realized oil and natural gas prices, partially offset by higher oil and natural gas production, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. In addition, we had increased depletion, depreciation and amortization expenses of $496.6 million for the nine months ended September 30, 2023, as compared to $334.7 million for the nine months ended September 30, 2022. This was partially offset by an income tax provision of $128.6 million for the nine months ended September 30, 2023, as compared to an income tax provision of $318.4 million for the nine months ended September 30, 2022.
Adjusted EBITDA, a non-GAAP financial measure, decreased $31.5 million to $508.3 million for the three months ended September 30, 2023, as compared to $539.7 million for the three months ended September 30, 2022. This decrease is primarily attributable to lower realized oil and natural gas prices, which were partially offset by higher oil and natural gas production, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.
Adjusted EBITDA, a non-GAAP financial measure, decreased $368.6 million to $1.30 billion for the nine months ended September 30, 2023, as compared to $1.67 billion for the nine months ended September 30, 2022. This decrease is primarily attributable to lower realized oil and natural gas prices, partially offset by higher oil and natural gas production, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.
Off-Balance Sheet Arrangements
From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2023, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) firm gathering, transportation, processing, fractionation, sales and disposal commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, we have no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 10 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.
Obligations and Commitments
We had the following material contractual obligations and commitments at September 30, 2023:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations
Borrowings, including letters of credit(1)	$1,059,367	$—	$—	$1,059,367	$—
Senior unsecured notes(2)	1,199,191	—	699,191	500,000	—
Office leases	11,311	4,357	6,954	—	—
Non-operated drilling commitments(3)	24,790	24,790	—	—	—
Drilling rig contracts(4)	7,618	7,618	—	—	—
Asset retirement obligations(5)	90,004	2,788	6,178	2,389	78,649
Transportation, gathering, processing and disposal agreements with non-affiliates(6)	566,452	79,703	164,715	137,430	184,604
Transportation, gathering, processing and disposal agreements with San Mateo(7)	230,795	—	123,329	107,466	—
Midstream compressor contracts(8)	7,060	7,060	—	—	—
Total contractual cash obligations	$3,196,588	$126,316	$1,000,367	$1,806,652	$263,253
__________________
(1)The amounts included in the table above represent principal maturities only. At September 30, 2023, we had $530.0 million in borrowings outstanding under the Credit Agreement and approximately $45.4 million in outstanding letters of credit issued pursuant to the Credit Agreement. The Credit Agreement matures October 31, 2026. At September 30, 2023, San Mateo had $475.0 million of borrowings outstanding under the San Mateo Credit

Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures December 9, 2026. Assuming the amounts outstanding and interest rates of 7.42% and 7.67%, respectively, for the Credit Agreement and the San Mateo Credit Facility at September 30, 2023, the interest expense for such facilities is expected to be approximately $39.9 million and $36.9 million, respectively, each year until maturity.
(2)The amounts included in the table above represent principal maturities only. Interest expense on the $699.2 million of outstanding 2026 Notes as of September 30, 2023 is expected to be approximately $41.1 million each year until maturity. Interest expense on the $500.0 million of outstanding 2028 Notes as of September 30, 2023 is expected to be approximately $34.4 million each year until maturity.
(3)At September 30, 2023, we had outstanding commitments to participate in the drilling and completion of various non-operated wells.
(4)We do not own or operate our own drilling rigs, but instead we enter into contracts with third parties for such drilling rigs.
(5)The amounts included in the table above represent discounted cash flow estimates for future asset retirement obligations at September 30, 2023.
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
(8)At September 30, 2023, we had outstanding commitments to purchase four compressors to be utilized in our operations.
General Outlook and Trends
Our business success and financial results are dependent on many factors beyond our control, such as economic, political and regulatory developments, as well as competition from other sources of energy. Commodity price volatility, in particular, is a significant risk to our business, cash flows and results of operations. Commodity prices are affected by changes in market supply and demand, which are impacted by overall economic activity, the ongoing military conflict between Russia and Ukraine, political instability in China, military conflict and political instability in the Middle East, the actions of Organization of Petroleum Exporting Countries, Russia and certain other oil-exporting countries (“OPEC+”), the ongoing impact of COVID-19 and its variants, weather, pipeline capacity constraints, inventory storage levels, oil and natural gas price differentials and other factors.
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
Oil prices were lower in the third quarter of 2023, as compared to the third quarter of 2022. For the three months ended September 30, 2023, oil prices averaged $82.22 per Bbl, ranging from a low of $69.79 per Bbl in early July to a high of $93.68 per Bbl in late September, based upon the West Texas Intermediate (“WTI”) oil futures contract price for the earliest delivery date. Oil prices averaged $91.43 per Bbl for the three months ended September 30, 2022. We realized a weighted average oil price of $82.49 per Bbl (with no realized gains or losses from oil derivatives) for our oil production for the three months ended September 30, 2023, as compared to $94.36 per Bbl ($91.69 per Bbl including realized losses from oil derivatives) for our oil production for the three months ended September 30, 2022. At October 24, 2023, the WTI oil futures contract for the earliest delivery date had decreased from the closing price at the end of September 2023 of $90.79 per Bbl, to $83.74 per Bbl, which was also a decrease as compared to $84.58 per Bbl at October 24, 2022.
Natural gas prices were also lower in the third quarter of 2023, as compared to the third quarter of 2022. For the three months ended September 30, 2023, natural gas prices averaged $2.66 per MMBtu, ranging from a low of $2.48 per MMBtu in early August to a high of $2.96 per MMBtu in mid-August, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. Natural gas prices averaged $7.95 per MMBtu for the three months ended September 30, 2022. We report production volumes in two streams, oil and natural gas (which includes both dry gas and NGLs). NGL prices were also lower for the third quarter of 2023, as compared to the third quarter of 2022, which contributed to lower realized weighted average natural gas prices for the third quarter of 2023. We realized a weighted average natural gas price of $3.56 per Mcf ($3.34 per Mcf including realized losses from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended September 30, 2023, as compared to $9.22 per Mcf ($7.55 per Mcf including realized losses from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended September 30, 2022. Certain volumes of our natural gas production are sold at prices established at the beginning of each month by the various markets where we sell our natural gas production, and certain volumes of our natural gas production are sold at daily market prices. At October 24, 2023, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had increased from the average price for the third quarter of 2023 of $2.66 per MMBtu, to $2.97 per MMBtu, which was a decrease as compared to $5.20 per MMBtu at October 24, 2022.
The prices we receive for oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the WTI oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At September 30, 2023, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and a significant portion of our natural gas production from the Delaware Basin was sold based on Houston Ship Channel pricing, while the remainder of our Delaware Basin natural gas production was sold primarily based on prices established at the Waha hub in far West Texas.
The Midland-Cushing (Oklahoma) oil price differential has been highly volatile in recent years. At October 24, 2023, this oil price differential was positive at approximately +$0.80 per Bbl.
Certain volumes of our Delaware Basin natural gas production are exposed to the Waha-Henry Hub basis differential, which has also been highly volatile in recent years. In early 2022, concerns about natural gas pipeline takeaway capacity out of the Delaware Basin began to increase, particularly beginning in the latter half of 2022 and into 2023. As a result, the Waha basis differential began to widen. The Waha-Henry Hub basis differential averaged ($0.90) per MMBtu for the nine months ended September 30, 2023. Between September 30, 2023 and October 24, 2023, this natural gas price differential widened to approximately ($1.30) per MMBtu. A significant portion of our Delaware Basin natural gas production, however, is sold at Houston Ship Channel pricing and is not exposed to Waha pricing. During 2022 and the first half of 2023, we typically realized a premium to natural gas sold at the Waha hub despite higher transportation charges incurred to transport the natural gas to the Gulf Coast. At certain times, we may also sell a portion of our natural gas production into other markets to improve our realized natural gas pricing. Further, approximately 10% of our reported natural gas production for the nine months ended September 30, 2023 was attributable to the Haynesville and Eagle Ford shale plays, which are not exposed to Waha pricing. In addition, as a two-stream reporter, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
From time to time, we use derivative financial instruments to mitigate our exposure to commodity price risk associated with oil, natural gas and NGL prices. Even so, decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. This, in turn, may affect the liquidity that can be accessed through the borrowing base under the Credit Agreement and through the capital markets. During the first nine months of 2023, we incurred realized losses on our natural gas basis differential derivative contracts of approximately $6.5 million resulting from natural gas basis differentials that were above the strike price of our natural gas basis differential swap contract, offset by natural gas prices that were below the floor prices of certain of our natural gas costless collar contracts. At October 24, 2023, we had derivative natural gas basis differential swap contracts in place to mitigate our exposure to the Waha basis differential for approximately 4.6 Bcf of our anticipated natural gas production for the remainder of 2023 and approximately 11.0 Bcf in both 2024 and 2025.
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
We recorded a current income tax provision of $9.0 million for each of the three and nine months ended September 30, 2023 and a deferred income tax provision of $5.6 million and $119.6 million, respectively, for the three and nine months ended September 30, 2023. Our effective income tax rates of 5% and 18% for the three and nine months ended September 30, 2023, respectively, differed from the U.S. federal statutory rate due primarily to recognizing research and experimental expenditure tax credits of $65.1 million in the third quarter of 2023, which were partially offset by permanent differences between book and taxable income and state taxes, primarily in New Mexico.
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
In January 2021, President Biden signed an executive order instructing the Department of the Interior to pause new oil and natural gas leases on public lands pending completion of a comprehensive review and consideration of federal oil and natural gas permitting and leasing practices, which has lapsed. In 2019, 2020 and 2021, an environmental group filed three lawsuits in federal district courts in New Mexico and the District of Columbia challenging certain Bureau of Land Management (“BLM”) lease sales, including lease sales in which we purchased leases in New Mexico. In 2021, ten states, led by the State of Louisiana, filed a lawsuit in federal district court in Louisiana against President Biden and various other federal government officials and agencies challenging an executive order directing the federal government to utilize certain calculations of the “social cost” of carbon and other greenhouse gases in its decision making. The BLM has, at times, indicated that the lease sale litigation or the social cost of carbon litigation will require additional processes and approvals or may delay lease sales and the approval of drilling permits, and the BLM has implemented certain of these additional processes. The impact of federal actions and lawsuits related to the oil and natural gas industry remains unclear, and should limitations or prohibitions be imposed or continue to be applied, our operations on federal lands could be adversely impacted. Such limitations or prohibitions would almost certainly impact our future drilling and completion plans and could materially impact our production volumes, revenues, reserves, cash flows and availability under our Credit Agreement. See “Risk Factors—Risks Related to Laws and Regulations—Approximately 31% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands” in the Annual Report.
We and San Mateo dispose of large volumes of produced water gathered from our and third parties’ drilling and production operations by injecting it into wells pursuant to permits issued to us by governmental authorities overseeing such disposal activities. State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for produced water disposal and the increased occurrence of seismic activity, also known as “induced seismicity.” This has resulted in stricter regulatory requirements in some jurisdictions relating to the location and operation of underground injection wells. In addition, a number of lawsuits have been filed in some states alleging that fluid injection or oil and natural gas extraction have caused damage to neighboring properties or otherwise violated state and federal rules regarding waste disposal. In response to these concerns, regulators in some states, including New Mexico and Texas, are seeking to impose additional requirements, including requirements regarding the permitting of salt water disposal wells or otherwise, to assess the relationship between seismicity and the use of such wells. For example, in 2021, the NMOCD implemented new rules establishing protocols in response to seismic events in New Mexico. Under these protocols, applications for salt water disposal well permits in certain areas of New Mexico with recent seismic activity require enhanced review prior to approval. In addition, the protocols require enhanced reporting and varying levels of curtailment of injection rates for salt water disposal wells, including potentially shutting in such wells, in the area of seismic events based on the magnitude, timing and proximity of the seismic event. Three of the Company’s salt water disposal wells are currently subject to enhanced reporting or curtailment due to the magnitude and proximity of seismic events to such wells. The adoption of federal, state and local legislation and regulations intended to address induced seismicity in the areas in which we operate could restrict our drilling and production activities, as well as our ability to dispose of produced water gathered from such activities, and could result in increased costs and additional operating restrictions or delays, that could, in turn, materially impact our production volumes, revenues, reserves, cash flows and availability under our Credit Agreement. The adoption of such legislation and regulations could also decrease our and San Mateo’s revenues and result in increased costs and additional operating restrictions for San Mateo as well.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At September 30, 2023, PNC Bank (or affiliates thereof) was the counterparty for all of our derivative instruments. We have considered the credit standing of the counterparty in determining the fair value of our derivative financial instruments. See Note 8 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments. Such information is incorporated herein by reference.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2023, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
We are party to several legal proceedings encountered in the ordinary course of business. While the ultimate outcome and impact on us cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on our financial condition, results of operations or cash flows.
During the three months ended September 30, 2023, there were no material changes regarding the legal proceedings we have disclosed in “Item 3. Legal Proceedings” in the Annual Report and in “Item 1. Legal Proceedings” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see “Item 1A. Risk Factors” in the Annual Report. There have been no material changes to the risk factors we have disclosed in the Annual Report.
Item 5. Other Information
During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1
Third Supplemental Indenture, dated as of July 25, 2023, by and among MRC Hat Mesa, LLC, a subsidiary of the Company, the existing Guarantor Subsidiaries, the Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)

4.2
First Supplemental Indenture, dated as of July 25, 2023, by and among MRC Hat Mesa, LLC, a subsidiary of the Company, the existing Guarantor Subsidiaries, the Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)

10.1
Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 19, 2023, by and among MRC Energy Company, as Borrower, the Lenders party thereto and Truist Bank, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 19, 2023).

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

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations - Unaudited, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

MATADOR RESOURCES COMPANY

Date: October 27, 2023	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: October 27, 2023	By:	/s/ Brian J. Willey
Brian J. Willey
Executive Vice President and Chief Financial Officer