Form 10-K
period 2023-12-31
Matador Resources Co
filed 2024-02-27
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes  ☐    No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,764,468,069.

As of February 20, 2024, there were 119,519,883 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Auditor Name: KPMG LLP	Auditor Location: Dallas, TX	Auditor Firm ID: 185

MATADOR RESOURCES COMPANY
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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
By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: general economic conditions; our ability to execute our business plan, including whether our drilling program is successful; changes in oil, natural gas and natural gas liquids (“NGL”) prices and the demand for oil, natural gas and NGLs; our ability to replace reserves and efficiently develop current reserves; the operating results of our midstream business’s oil, natural gas and water gathering and transportation systems, pipelines and facilities, the acquiring of third-party business and the drilling of any additional salt water disposal wells; costs of operations; delays and other difficulties related to producing oil, natural gas and NGLs; delays and other difficulties related to regulatory and governmental approvals and restrictions; impact on our operations due to seismic events; availability of sufficient capital to execute our business plan, including from future cash flows, available borrowing capacity under our revolving credit facilities and otherwise; our ability to make acquisitions on economically acceptable terms; our ability to integrate acquisitions; the operating results of and availability of any potential distributions from our joint ventures; weather and environmental conditions; disruption from our acquisitions making it more difficult to maintain business and operational relationships; significant transaction costs associated with our acquisitions; the risk of litigation and/or regulatory actions related to our acquisitions; and the other factors discussed below and elsewhere in this Annual Report and in other documents that we file with or furnish to the United States Securities and Exchange Commission (the “SEC”), all of which are difficult to predict. Forward-looking statements may include statements about:
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
•the ability of our midstream business to construct, maintain and operate midstream pipelines and facilities, including the operation of cryogenic natural gas processing plants and the drilling of additional salt water disposal wells;
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
•our future operating results;
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

PART I

Item 1. Business.
In this Annual Report, (i) references to “we,” “our” or the “Company” refer to Matador Resources Company and its subsidiaries as a whole (unless the context indicates otherwise), (ii) references to “Matador” refer solely to Matador Resources Company, (iii) references to “Advance” refer to Advance Energy Partners Holdings, LLC, (iv) references to the “Initial Advance Acquisition” refer to the acquisition of Advance from affiliates of EnCap Investments L.P., including certain oil and natural gas producing properties, undeveloped acreage and midstream assets located primarily in Lea County, New Mexico and Ward County, Texas, that was completed by a subsidiary of the Company on April 12, 2023, (v) references to the “Advance Royalty Acquisition” refer to the acquisition of additional interests from affiliates of EnCap Investments L.P., including overriding royalty interests and royalty interests in certain oil and natural gas properties located primarily in Lea County, New Mexico, most of which were included in the Initial Advance Acquisition, (vi) references to the “Advance Acquisition” refer, collectively, to the Initial Advance Acquisition and the Advance Royalty Acquisition, (vii) references to “San Mateo” refer to San Mateo Midstream, LLC, collectively with its subsidiaries, (viii) references to “Pronto” refer to Pronto Midstream, LLC, together with its subsidiary, and (ix) references to the “Pronto Acquisition” refer to the acquisition of Pronto by a subsidiary of the Company on June 30, 2022. For certain oil and natural gas terms used in this Annual Report, see the “Glossary of Oil and Natural Gas Terms” included in this Annual Report.
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
•pursue opportunistic acquisitions, divestitures and joint ventures; and
•provide the energy that society needs in a manner that is safe, protects the environment and is consistent with the oil and natural gas industry’s best practices.
The successful execution of our business strategies, including the Advance Acquisition, led to increases in our oil and natural gas production and proved oil and natural gas reserves in 2023. We also improved the capital efficiency of our drilling and completion operations and achieved several key operational milestones throughout the year (as further described below in “—Exploration and Production Segment—Southeast New Mexico and West Texas—Delaware Basin”). In addition, we achieved several key capital resources objectives during the year, including generating free cash flow, paying down some of the borrowings that funded the Advance Acquisition, increasing our quarterly cash dividend and earning performance incentives from Five Point Energy, LLC (“Five Point”), our joint venture partner in San Mateo. Further, we completed several important financing transactions in 2023, including the issuance of the 2028 Notes (as defined below), increasing the elected borrowing commitment and the borrowing base under our Credit Agreement (as defined below) and increasing the lender commitments under the San Mateo Credit Facility (as defined below). San Mateo also achieved important milestones in 2023, including the addition of produced water disposal capacity and being awarded new customer contracts. These actions increased our operational flexibility and opportunities while preserving the strength of our balance sheet and our liquidity position.
2023 Highlights
Advance Acquisition
On April 12, 2023, we completed the Initial Advance Acquisition, pursuant to which our wholly-owned subsidiary acquired Advance from affiliates of EnCap Investments L.P., including certain oil and natural gas producing properties, undeveloped acreage and midstream assets located primarily in Lea County, New Mexico and Ward County, Texas. The Initial Advance Acquisition had an effective date of January 1, 2023 and an aggregate purchase price consisting of (i) an amount in cash equal to approximately $1.60 billion (which amount was subject to certain customary post-closing adjustments) (the “Cash Consideration”) and (ii) potential additional cash consideration of $7.5 million for each month of 2023 in which the average oil price (as defined in the securities purchase agreement) exceeded $85 per barrel (all such payments for the 12 months in 2023, the “Contingent Consideration”). The Cash Consideration was paid upon the closing of the Initial Advance Acquisition and was funded by a combination of cash on hand and borrowings under the Credit Agreement. We made no payments related to the Contingent Consideration during the first, second or third quarters of 2023. In the fourth quarter of 2023, we paid Contingent Consideration of $15.0 million, as the average oil price for the months of September and October 2023 exceeded $85 per barrel.
On December 1, 2023, we completed the Advance Royalty Acquisition, pursuant to which we acquired additional interests from affiliates of EnCap Investments L.P., including overriding royalty interests and royalty interests in certain oil and natural gas properties located primarily in Lea County, New Mexico, most of which were included in the Initial Advance Acquisition. The Advance Royalty Acquisition had an effective date of October 1, 2023 with an aggregate purchase price of approximately $81.0 million (which amount is subject to certain customary post-closing adjustments) and was funded by cash on hand.
The results of operations for the Initial Advance Acquisition and the Advance Royalty Acquisition since the respective closing dates have been included in our consolidated financial statements for the year ended December 31, 2023. The oil and natural gas production from the Advance Acquisition increased our revenues and net income for the period from April 12, 2023 through December 31, 2023 by $398.9 million and $166.9 million, respectively. See Note 5 to the consolidated financial statements in this Annual Report for more information regarding the Advance Acquisition. Such information is incorporated herein by reference.
Increased Oil, Natural Gas and Oil Equivalent Production
For the year ended December 31, 2023, we achieved record oil, natural gas and average daily oil equivalent production. In 2023, we produced 27.5 million Bbl of oil, an increase of 26%, as compared to 21.9 million Bbl of oil produced in 2022. We also produced 123.4 Bcf of natural gas, an increase of 24% from 99.3 Bcf of natural gas produced in 2022. Our average daily oil equivalent production for the year ended December 31, 2023 was 131,813 BOE per day, including 75,457 Bbl of oil per day and 338.1 MMcf of natural gas per day, an increase of 25%, as compared to 105,465 BOE per day, including 60,119 Bbl of oil per day and 272.1 MMcf of natural gas per day, for the year ended December 31, 2022. The increase in oil and natural gas production was primarily attributable to the Advance Acquisition and our ongoing delineation and development drilling activities in the Delaware Basin throughout 2023, which offset declining production in the Eagle Ford shale. Oil production comprised 57% of our total production (using a conversion ratio of one Bbl of oil per six Mcf of natural gas) for each of the years ended December 31, 2023 and 2022.
Increased Oil, Natural Gas and Oil Equivalent Reserves
At December 31, 2023, our estimated total proved oil and natural gas reserves were 460.1 million BOE, including 272.3 million Bbl of oil and 1.13 Tcf of natural gas, an increase of 29% from 356.7 million BOE, including 196.3 million Bbl of oil and 962.6 Bcf of natural gas, at December 31, 2022. The Standardized Measure of our total proved oil and natural gas reserves decreased 12% from $6.98 billion at December 31, 2022 to $6.11 billion at December 31, 2023. The PV-10 of our total proved oil and natural gas reserves decreased 16% from $9.13 billion at December 31, 2022 to $7.70 billion at December 31, 2023. The decreases in our Standardized Measure and PV-10 were primarily a result of the lower unweighted arithmetic average oil and natural gas prices used to estimate proved reserves at December 31, 2023, as compared to December 31, 2022, partially offset by a 29% increase in our total proved oil and natural gas reserves at December 31, 2023, as compared to December 31, 2022. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see “—Estimated Proved Reserves.”
At December 31, 2023, estimated proved developed reserves included 161.6 million Bbl of oil and 782.7 Bcf of natural gas, and estimated proved undeveloped reserves included 110.6 million Bbl of oil and 344.0 Bcf of natural gas. Proved developed reserves and proved oil reserves comprised 63% and 59%, respectively, of our total proved oil and natural gas reserves at December 31, 2023. Proved developed reserves and proved oil reserves comprised 62% and 55%, respectively, of our total proved oil and natural gas reserves at December 31, 2022.
Operational Highlights
We focus on optimizing the development of our resource base by seeking ways to maximize our recovery per well relative to the cost incurred and to minimize our operating costs per BOE produced. We apply an analytical approach to track and monitor the effectiveness of our drilling and completion techniques and service providers. This allows us to better manage operating costs, the pace of development activities, technical applications, the gathering and marketing of our production and capital allocation. Additionally, we concentrate on our core areas, which allows us to achieve economies of scale and reduce operating costs. Largely as a result of these factors, we believe that we have increased our technical knowledge of drilling, completing and producing Delaware Basin wells. We expect the Delaware Basin will continue to be our primary area of focus in 2024.
We completed and began producing oil and natural gas from 222 gross (99.6 net) horizontal wells in the Delaware Basin in 2023, including 119 gross (94.0 net) operated and 103 gross (5.6 net) non-operated wells. At December 31, 2023, our total acreage position in the Delaware Basin was approximately 265,600 gross (152,200 net) acres, primarily in Lea and Eddy Counties, New Mexico and Loving and Ward Counties, Texas. We have focused our Delaware Basin operations on the following asset areas: the Stateline, Rustler Breaks and Arrowhead asset areas in Eddy County, New Mexico, the Antelope Ridge, Ranger and Twin Lakes asset areas in Lea County, New Mexico and the West Texas asset area in Loving and Ward Counties, Texas. Our Delaware Basin properties are the most significant component of our asset portfolio. Our average daily oil equivalent production from the Delaware Basin increased approximately 27% to 126,720 BOE per day (96% of total oil equivalent production), including 74,697 Bbl of oil per day (99% of total oil production) and 312.1 MMcf of natural gas per day (92% of total natural gas production), in 2023, as compared to 100,135 BOE per day (95% of total oil equivalent production), including 59,139 Bbl of oil per day (98% of total oil production) and 246.0 MMcf of natural gas per day (90% of total natural gas production), in 2022. We expect our Delaware Basin production to increase in 2024 as we continue the delineation and development of these asset areas.
During 2023, we achieved all five significant and important operational milestones in the Delaware Basin we set at the beginning of the year. These five operational milestones (as further described below in “—Exploration and Production Segment—Southeast New Mexico and West Texas—Delaware Basin”) were each achieved when we turned to sales:

•eight Rodney Robinson wells in the first half of 2023;
•eight Stateline wells in the first half of 2023;
•21 Ranger wells on properties acquired in the Advance Acquisition in the second half of 2023, which was the largest single batch development project in our history;
•17 Stebbins wells in the second half of 2023; and
•13 Wolf wells in the second half of 2023, including our first two “U-Turn” two-mile lateral wells.
In addition to achieving these five key operational milestones, other operational highlights in the Delaware Basin (as further described below in “—Exploration and Production Segment—Southeast New Mexico and West Texas—Delaware Basin”) in 2023 included:
•continued drilling of longer laterals, with average completed lateral length for operated wells turned to sales in 2023 of approximately 9,800 feet; and
•capital expenditures for drilling, completing and equipping wells (“D/C/E capital expenditures”) for 2023 of $1.16 billion, which was below our estimated range for 2023 D/C/E capital expenditures of $1.18 to $1.32 billion as provided on February 21, 2023, and was in the middle of the revised estimated range of $1.10 to $1.22 billion, as provided on July 25, 2023.
Capital Resources and Financing Highlights
During 2023, we achieved several significant and important capital resources objectives, which included:
•the generation of free cash flow in all four quarters of 2023;
•the amendment of our dividend policy in the fourth quarter of 2023, pursuant to which we increased the quarterly cash dividend from $0.15 per share of common stock to $0.20 per share of common stock; and
•the receipt of $38.2 million in performance incentives directly from Five Point.
In addition, we completed several important financing transactions in 2023 that increased our operational flexibility, while preserving the strength of our balance sheet and improving our liquidity position. These transactions included:
•the issuance of $500.0 million in aggregate principal amount of 6.875% senior notes due 2028 (the “2028 Notes”);
•the spring and fall redetermination under our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) to collectively (i) increase the borrowing base to $2.50 billion, as compared to $2.25 billion at December 31, 2022, (ii) increase the elected borrowing commitment to $1.325 billion, as compared to $775.0 million at December 31, 2022, (iii) increase the maximum facility amount to $2.00 billion, as compared to $1.50 billion at December 31, 2022 and (iv) add two new banks to our lending group; and
•the amendment of San Mateo’s revolving credit facility (the “San Mateo Credit Facility”) in October 2023 to (i) increase the lender commitments from $485.0 million to $535.0 million and (ii) add a new bank to San Mateo’s lending group.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding these financing transactions.
Midstream Highlights
Matador conducts its midstream operations primarily through San Mateo, which is owned 51% by us and 49% by our joint venture partner, Five Point, and through Pronto, which is our wholly-owned subsidiary.
San Mateo achieved strong operating results in 2023, highlighted by (i) free cash flow generation, (ii) increased midstream services revenues and (iii) increased natural gas gathering and processing volumes, produced water handling volumes and oil gathering and transportation volumes. Volumes for the years ended December 31, 2023 and 2022 do not include the full quantity of volumes that would have otherwise been delivered by certain San Mateo customers subject to minimum volume commitments (although partial deliveries were made in both years), but for which San Mateo recognized revenues during the years ended December 31, 2023 and 2022.
During 2023, San Mateo closed new midstream transactions with oil and natural gas producers and other counterparties in Eddy County, New Mexico, which are expected to generate additional natural gas gathering and processing and water handling volumes in future periods. A majority of these new opportunities reflect additional business awarded to San Mateo by existing customers, which we believe is indicative of the quality of service San Mateo provides to all of its customers in the Delaware Basin.

At December 31, 2023, San Mateo’s midstream system included:
•Natural Gas Assets: 460 MMcf per day of designed natural gas cryogenic processing capacity and approximately 160 miles of natural gas gathering pipelines in Eddy County, New Mexico and Loving County, Texas, including 43 miles of large diameter natural gas gathering lines spanning from the Stateline asset area to the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”);
•Oil Assets: three oil central delivery points (“CDP”) with over 100,000 Bbl of designed oil throughput capacity and approximately 100 miles of oil gathering and transportation pipelines in Eddy County, New Mexico and Loving County, Texas, as well as a 400,000-acre joint development area with Plains Marketing, L.P. (“Plains”) to gather our and other producers’ oil production in Eddy County, New Mexico; and
•Produced Water Assets: 16 commercial salt water disposal wells and associated facilities with designed produced water disposal capacity of 475,000 Bbl per day and approximately 175 miles of produced water gathering pipelines in Eddy County, New Mexico and Loving County, Texas.
During 2023, Pronto closed new natural gas gathering and processing transactions with counterparties in Eddy and Lea Counties, New Mexico, which are expected to generate additional natural gas gathering and processing volumes in future periods. At December 31, 2023, Pronto’s midstream system included a cryogenic natural gas processing plant with a designed inlet processing capacity of 60 MMcf per day (the “Marlan Processing Plant”), three compressor stations and approximately 70 miles of natural gas gathering pipelines in Eddy and Lea Counties, New Mexico, spanning from the northeastern portion of the Arrowhead asset area into the Ranger asset area. Pronto has also contracted to construct an additional natural gas processing plant with a designed inlet processing capacity of 200 MMcf per day, including a nitrogen rejection unit and additional related facilities to be located near the Marlan Processing Plant.
Environmental, Social and Governance (“ESG”) Initiatives
We are committed to creating long-term value in a responsible manner. Our aim is to reliably and profitably provide the energy that society needs in a manner that is safe, protects the environment and is consistent with the industry’s best practices and highest applicable regulatory and legal standards. More recently, we have begun formally reporting on our stewardship efforts in our annual Sustainability Report using quantitative metrics aligned with standards developed by an industry leader, the Sustainability Accounting Standards Board (SASB).
Highlights from our ESG initiatives, which generally relate to our operations in 2022 except as otherwise noted, include:
•decreased direct greenhouse gas emissions intensity by 44% in 2022, as compared to 2019;
•decreased methane emissions intensity by 61% in 2022, as compared to 2019;
•decreased flaring intensity by 84% in 2022, as compared to 2019;
•increased use of non-fresh water to 99% of total water consumption in 2022;
•increased number of wells utilizing recycled produced water to 72% of total wells completed in 2022, as compared to 16% in 2019;
•transported 98% of operated produced water and 94% of operated produced oil by pipeline in 2023; and
•provided approximately 22,000 hours of employee continuing education, equating to approximately 59 hours per employee in 2023.
These sustainability metrics have been calculated using the best information available to us. The data utilized in calculating such metrics is subject to certain reporting rules, regulatory reviews, definitions, calculation methodologies, estimates, adjustments and other factors. We expect to complete the review of fiscal year 2023 data from our ESG initiatives in the second half of 2024 in connection with the preparation of our 2023 Sustainability Report.
Exploration and Production Segment
Our current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. We also operate in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. During 2023, we devoted most of our efforts and most of our capital expenditures to our drilling and completion operations and midstream operations in the Wolfcamp and Bone Spring plays in the Delaware Basin. Since our inception, our exploration and development efforts have concentrated primarily on known hydrocarbon-producing basins with well-established production histories offering the potential for multiple-zone completions.

The following table presents certain summary data for each of our operating areas as of and for the year ended December 31, 2023.

			Producing		Total Identified		Estimated Net Proved
			Wells		Drilling Locations(1)		Reserves(2)		Avg. Daily
	Gross	Net	Gross	Net	Gross	Net		%	Production
	Acreage	Acreage					MBOE(3)	Developed	(BOE/d)(3)
Southeast New Mexico/West Texas:
Delaware Basin(4)	265,600	152,200	1,475	756.2	4,640	1,627	452,616	63.0	126,720
South Texas:
Eagle Ford(5)	14,400	12,100	89	72.1	114	88	3,048	100.0	1,068
Northwest Louisiana
Haynesville	16,200	8,900	256	18.1	138	13	3,847	100.0	3,761
Cotton Valley(6)	15,700	14,800	66	39.0	148	35	559	100.0	264
Area Total(7)	18,500	17,300	322	57.1	286	48	4,406	100.0	4,025
Total	298,500	181,600	1,886	885.4	5,040	1,762	460,070	63.5	131,813
__________________
(1)Identified and engineered drilling locations. These locations have been identified for potential future drilling and were not producing at December 31, 2023. The total net engineered drilling locations are calculated by multiplying the gross engineered drilling locations in an operating area by our working interest participation in such locations. Individual horizontal drilling locations generally represent a variety of lateral lengths, from one mile to greater than two miles, based upon our current assumptions for a well that could be drilled at that location given our current acreage position. At December 31, 2023, approximately two-thirds of these identified drilling locations in the Delaware Basin were expected to be horizontal laterals with lateral lengths of approximately two miles or greater, and approximately 83% are expected to have lateral lengths of approximately 1.5 miles or greater. At December 31, 2023, these engineered drilling locations included 470 gross (206 net) operated and non-operated locations to which we have assigned proved undeveloped reserves, primarily in the Wolfcamp or Bone Spring plays, but also in the Brushy Canyon, Yeso and Avalon formations, in the Delaware Basin. At December 31, 2023, we had assigned no proved undeveloped reserves to our leasehold in the Eagle Ford shale or in Northwest Louisiana.
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
(4)Includes potential future engineered drilling locations in the Wolfcamp, Bone Spring, Brushy Canyon and Avalon plays on our acreage in the Delaware Basin at December 31, 2023.
(5)Includes one well producing oil from the Austin Chalk formation in La Salle County, Texas.
(6)Includes the Cotton Valley formation and shallower zones.
(7)Some of the same leases cover the net acres shown for both the Haynesville formation and the shallower Cotton Valley formation. Therefore, the sum of the net acreage for both formations is not equal to the total net acreage for Northwest Louisiana. This total includes acreage that we are producing from or that we believe to be prospective for these formations.
We are active both as an operator and as a non-operating, co-working interest owner with various industry participants. At December 31, 2023, we operated a significant majority of our acreage in the Delaware Basin in Southeast New Mexico and West Texas. In those wells where we are not the operator, our working interests are often relatively small. At December 31, 2023, we also operated approximately 90% of our Eagle Ford acreage and approximately 51% of our Haynesville acreage.
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
Southeast New Mexico and West Texas — Delaware Basin
The greater Permian Basin in Southeast New Mexico and West Texas is a mature exploration and production region with extensive developments in a wide variety of petroleum systems resulting in stacked target horizons in many areas. Historically, the majority of development in this basin had focused on relatively conventional reservoir targets, but the combination of advanced formation evaluation, 3-D seismic technology, horizontal drilling and hydraulic fracturing technology has enhanced the development potential of this basin, particularly in the organic rich shales, or source rocks, of the Wolfcamp formation and in the low permeability sand and carbonate reservoirs of the Bone Spring, Brushy Canyon and Avalon formations.

In the western part of the Permian Basin, also known as the Delaware Basin, there are multiple horizontal targets in a given area that exist within the several thousand feet of hydrocarbon bearing layers that make up the Bone Spring and Wolfcamp plays. Multiple horizontal drilling and completion targets are being identified and targeted by companies, including us, throughout the vertical section, including the Brushy Canyon, Avalon and Bone Spring (First, Second and Third Sand and Carbonate) and several intervals within the Wolfcamp shale, often identified as Wolfcamp A through D.
At December 31, 2023, our total acreage position in Southeast New Mexico and West Texas was approximately 265,600 gross (152,200 net) acres, primarily in Lea and Eddy Counties, New Mexico and Loving and Ward Counties, Texas. These acreage totals included approximately 62,500 gross (36,200 net) acres in our Ranger asset area in Lea County, 58,000 gross (23,300 net) acres in our Arrowhead asset area in Eddy County, 45,700 gross (26,100 net) acres in our Rustler Breaks asset area in Eddy County, 31,900 gross (21,100 net) acres in our Antelope Ridge asset area in Lea County, 2,900 gross (2,900 net) acres in our Stateline asset area in Eddy County, 42,900 gross (27,100 net) acres in our Twin Lakes asset area in Lea County and 21,200 gross (15,000 net) acres in our Wolf, Jackson Trust and Quito asset areas in Loving and Ward County (collectively “West Texas”) at December 31, 2023. We consider the vast majority of our Delaware Basin acreage position to be prospective for oil and liquids-rich targets in the Bone Spring and Wolfcamp formations. Other potential targets on certain portions of our acreage include the Brushy Canyon and Avalon formations, as well as the Abo, Strawn, Devonian, Penn Shale, Atoka, Yeso and Morrow formations. At December 31, 2023, our acreage position in the Delaware Basin was approximately 78% held by existing production. Excluding the undeveloped acreage acquired in the Bureau of Land Management New Mexico Oil and Gas Lease Sale on September 5 and 6, 2018 (the “BLM Acquisition”), which has 10-year leases with favorable lease-holding provisions, and the Twin Lakes asset area, our acreage position in the Delaware Basin was approximately 96% held by existing production at December 31, 2023.
During the year ended December 31, 2023, we continued the delineation and development of our Delaware Basin acreage. We completed and began producing oil and natural gas from 222 gross (99.6 net) horizontal wells in the Delaware Basin, including 119 gross (94.0 net) operated horizontal wells and 103 gross (5.6 net) non-operated horizontal wells, throughout our various asset areas. At December 31, 2023, we had tested a number of different producing horizons at various locations across our acreage position, including the Brushy Canyon, two benches of the Avalon, two benches of the First Bone Spring, the Second Bone Spring Carbonate, three benches of the Second Bone Spring Sand, three benches of the Third Bone Spring Carbonate, two benches of the Third Bone Spring Sand, four benches of the Wolfcamp A, including the X, Y and Z sands and the more organic, lower section of the Wolfcamp A, three benches of the Wolfcamp B, the Wolfcamp D, the Strawn and the Morrow.
As a result of our ongoing drilling and completion operations in these asset areas and the Advance Acquisition, our Delaware Basin production increased significantly in 2023. Our average daily oil equivalent production from the Delaware Basin increased approximately 27% to 126,720 BOE per day (96% of total oil equivalent production), including 74,697 Bbl of oil per day (99% of total oil production) and 312.1 MMcf of natural gas per day (92% of total natural gas production), in 2023, as compared to 100,135 BOE per day (95% of total oil equivalent production), including 59,139 Bbl of oil per day (98% of total oil production) and 246.0 MMcf of natural gas per day (90% of total natural gas production), in 2022.
At December 31, 2023, approximately 98% of our estimated total proved oil and natural gas reserves, or 452.6 million BOE, was attributable to the Delaware Basin, including approximately 270.1 million Bbl of oil and 1.09 Tcf of natural gas, a 31% increase, as compared to 346.8 million BOE for the year ended December 31, 2022. Our Delaware Basin proved reserves at December 31, 2023 comprised approximately 99% of our proved oil reserves and 97% of our proved natural gas reserves, as compared to approximately 99% of our proved oil reserves and 96% of our proved natural gas reserves at December 31, 2022.
At December 31, 2023, we had identified 4,640 gross (1,627 net) engineered locations for potential future drilling on our Delaware Basin acreage, primarily in the Wolfcamp and Bone Spring plays, but also including the shallower Brushy Canyon and Avalon formations. These locations include 2,287 gross (1,437 net) locations that we anticipate operating as we hold a working interest of at least 25% in each of these locations. Individual horizontal drilling locations represent a variety of lateral lengths, from one mile to greater than two miles based upon our current assumptions for a well that could be drilled at specified locations given our current acreage position. At December 31, 2023, approximately two-thirds of these identified drilling locations are expected to have horizontal lateral lengths of approximately two miles or greater and approximately 83% are expected to have horizontal lateral lengths of approximately 1.5 miles or greater. These engineered locations have been identified on a property-by-property basis and take into account criteria such as anticipated geologic conditions and reservoir properties, estimated rates of return, estimated recoveries from our Delaware Basin wells and other nearby wells based on available public data, drilling densities anticipated on our properties and properties of other operators, estimated drilling and completion costs, spacing and other rules established by regulatory authorities and surface considerations, among other criteria. Our engineered well locations, at December 31, 2023, do not yet include all portions of our acreage position. Our identified well locations presume that multiple intervals may be prospective at any one surface location. Although we believe that denser well spacing may be possible in certain asset areas or in certain formations, at December 31, 2023, the majority of our estimated locations were based on the assumption of 160-acre well spacing. As we explore and develop our Delaware Basin acreage further, we anticipate that we may identify additional locations for future drilling. At December 31, 2023, these potential future drilling locations included 470 gross (206 net) operated and non-operated locations in the Delaware Basin, primarily in the Wolfcamp and Bone Spring plays, but also in the Brushy Canyon, Yeso and Avalon, to which we have assigned proved undeveloped reserves.
We began 2023 operating seven drilling rigs in the Delaware Basin. Following the closing of the Initial Advance Acquisition on April 12, 2023, we continued operating the drilling rig that Advance had been operating. Near the end of June 2023, we released this eighth operated drilling rig and continued operating seven drilling rigs in the Delaware Basin for the remainder of 2023. We added back an eighth operated drilling rig in the first quarter of 2024. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors.
Antelope Ridge Asset Area - Lea County, New Mexico
In the Antelope Ridge asset area, we turned to sales 20 gross (16.8 net) operated wells and 18 gross (0.9 net) non-operated wells during 2023.
The 1,300 gross and net acre Rodney Robinson leasehold is one of the key tracts we acquired in the BLM Acquisition. The federal leases provide an 87.5% net revenue interest (“NRI”) as compared to an approximately 75% NRI on most fee leases today. At the end of the first quarter of 2023, we achieved one of our five operational milestones we set for Matador in 2023 when we turned to sales eight gross (7.7 net) wells on the Rodney Robinson leasehold. These wells were the fourth group of wells drilled on the Rodney Robinson leasehold. The eight Rodney Robinson wells, which included four Second Bone Spring Carbonate, two Third Bone Spring Carbonate, and two Wolfcamp B completions, have produced in aggregate approximately 1.7 million BOE in approximately 10 months of production.
We turned to sales an additional 12 gross (9.1 net) operated wells in the Antelope Ridge asset area at various times during 2023. In total, these 12 Antelope Ridge wells, which included one First Bone Spring Sand, five Second Bone Spring Sand, two Third Bone Spring Sand, three Wolfcamp A and one Wolfcamp B completions, have produced in aggregate approximately 1.4 million BOE in an average of approximately six months of production.
Stateline Asset Area - Eddy County, New Mexico
During the second quarter of 2023, we achieved another of our five operational milestones when we turned to sales eight gross (8.0 net) wells in the Stateline asset area. These wells, which included four Wolfcamp B, two Upper Avalon and two Lower Avalon completions, have produced in aggregate approximately 1.8 million BOE in approximately six months of production. These eight wells had average completed lateral lengths of approximately 11,100 feet.
Ranger and Twin Lakes Asset Areas - Lea County, New Mexico
In the Ranger asset area, we turned to sales 40 gross (33.1 net) operated wells and 11 gross (0.7 net) non-operated wells during 2023. In the Twin Lakes asset area, we did not turn to sales or participate in any horizontal operated or non-operated wells during 2023.
In the third quarter of 2023, we achieved another of our five operational milestones when we turned to sales 21 gross (20.4 net) wells in the Ranger asset area that were acquired as part of the Advance Acquisition. Each of these wells had a lateral length of 2.25 miles, resulting in approximately 240,000 completed lateral feet, which was the largest single batch development project in Matador’s history. These wells included three Second Bone Spring Carbonate, six Second Bone Spring Sand, six Third Bone Spring Carbonate, three Third Bone Spring Sand and three Wolfcamp A completions, which averaged 24-hour initial production tests of 1,600 BOE per day with oil cuts averaging 84% and have in aggregate produced 2.4 million BOE in approximately four months of production.
We turned to sales an additional 19 gross (12.7 net) wells in the Ranger asset area at various times during 2023, which included three First Bone Spring Sand, seven Second Bone Spring Sand, one Third Bone Spring Carbonate, seven Third Bone Spring Sand and one Wolfcamp A completions. These wells have in aggregate produced 2.1 million BOE in an average of approximately six months of production.
Arrowhead Asset Area - Eddy County, New Mexico
During the fourth quarter of 2023, we achieved another of our five operational milestones when we turned to sales 17 gross (10.6 net) Stebbins wells in the Arrowhead asset area. These wells, which included eight Wolfcamp A, seven Second Bone Spring and two First Bone Spring completions, have produced in aggregate approximately 1.2 million BOE in approximately two months of production. These 17 wells had average completed lateral lengths of approximately 8,800 feet.
We also turned to sales 30 gross (1.8 net) non-operated wells in the Arrowhead asset area during 2023.

West Texas Asset Area - Loving and Ward Counties, Texas
During the fourth quarter of 2023, we achieved another of our five operational milestones when we turned to sales 13 gross (11.2 net) wells in the Wolf portion of the West Texas asset area. These wells, which included seven Wolfcamp B, five Wolfcamp A and one Third Bone Spring Carbonate completions, have produced in aggregate approximately 0.6 million BOE in approximately two months of production. These 13 wells had average completed lateral lengths of approximately 10,600 feet.
We also turned to sales 17 gross (0.2 net) non-operated wells in the West Texas asset area during 2023.
Rustler Breaks Asset Area - Eddy County, New Mexico
We turned to sales 21 gross (14.3 net) operated wells in the Rustler Breaks asset area at various times in the first, second and third quarters of 2023. In total, these 21 Rustler Breaks wells, which included two First Bone Spring Sand, eight Second Bone Spring Sand, six Wolfcamp A and five Wolfcamp B completions, have produced in aggregate approximately 3.9 million BOE in an average of approximately eight months of production.
We also turned to sales 23 gross (1.8 net) non-operated wells in the Rustler Breaks asset area during 2023.
South Texas — Eagle Ford Shale and Other Formations
At December 31, 2023, our properties included approximately 14,400 gross (12,100 net) acres in the Eagle Ford shale play in South Texas. We believe that approximately 76% of our Eagle Ford acreage is prospective predominantly for oil or liquids-rich natural gas with condensate, with the remainder being prospective for less liquids-rich natural gas. All of our Eagle Ford leasehold was held by existing production at December 31, 2023.
We did not conduct any operated drilling and completion activities on our leasehold properties in South Texas during the year ended December 31, 2023, although we did participate in one gross (0.4 net) non-operated well that turned to sales in 2023. In fact, as of December 31, 2023, we had not completed any new operated wells in the Eagle Ford shale since the second quarter of 2019. As a result of not completing any new operated wells since 2019 and our asset sales during the year, our average daily oil equivalent production from the Eagle Ford shale decreased 22% to 1,068 BOE per day, including 755 Bbl of oil per day and 1.9 MMcf of natural gas per day, during 2023, as compared to 1,373 BOE per day, including 971 Bbl of oil per day and 2.4 MMcf of natural gas per day, during 2022. For each of the years ended December 31, 2023 and 2022, 1% of our total daily oil equivalent production was attributable to the Eagle Ford shale.
At December 31, 2023, approximately 1% of our estimated total proved oil and natural gas reserves, or 3.0 million BOE, was attributable to the Eagle Ford shale, including approximately 2.1 million Bbl of oil and 5.5 Bcf of natural gas. Our Eagle Ford total proved reserves comprised approximately 1% of our proved oil reserves and less than 1% of our proved natural gas reserves at December 31, 2023, essentially unchanged from December 31, 2022.
Northwest Louisiana — Haynesville Shale, Cotton Valley and Other Formations
We did not conduct any operated drilling and completion activities on our leasehold properties in Northwest Louisiana during 2023, although we did participate in the drilling and completion of 22 gross (0.4 net) non-operated Haynesville shale wells that were turned to sales in 2023.
At December 31, 2023, we held approximately 18,500 gross (17,300 net) acres in Northwest Louisiana, including 16,200 gross (8,900 net) acres in the Haynesville shale play and 15,700 gross (14,800 net) acres in the Cotton Valley play. We operate substantially all of our Cotton Valley and shallower production on our leasehold interests in Northwest Louisiana, as well as all of our Haynesville production on the acreage outside of what we believe to be the core area of the Haynesville shale play. We operate approximately 8% of the 11,600 gross (4,700 net) acres that we consider to be in the core area of the Haynesville shale play. All of our leasehold in the Haynesville and Cotton Valley plays in Northwest Louisiana was held by existing production at December 31, 2023.
For the year ended December 31, 2023, approximately 3% of our average daily oil equivalent production, or 4,025 BOE per day, including five Bbl of oil per day and 24.1 MMcf of natural gas per day, was attributable to our leasehold interests in Northwest Louisiana, while for the year ended December 31, 2022, approximately 4% of our average daily oil equivalent production, or 3,957 BOE per day, including nine Bbl of oil per day and 23.7 MMcf of natural gas per day, was attributable to our properties in Northwest Louisiana. For the year ended December 31, 2023, approximately 7% of our daily natural gas production, or 24.1 MMcf of natural gas per day, was attributable to our leasehold interests in Northwest Louisiana, while for the year ended December 31, 2022, approximately 9% of our daily natural gas production, or 23.7 MMcf of natural gas per day, was attributable to these properties. At December 31, 2023, approximately 1% of our estimated total proved reserves, or 4.4 million BOE, was attributable to our properties in Northwest Louisiana.

Midstream Segment
Our midstream segment conducts midstream operations in support of our exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties.
Southeast New Mexico and West Texas — Delaware Basin
On February 17, 2017, we announced the formation of San Mateo, a strategic joint venture with Five Point. The midstream assets that were contributed to San Mateo included (i) San Mateo’s Black River cryogenic natural gas processing plant in Eddy County, New Mexico (the “Black River Processing Plant”) (before its expansions); (ii) one salt water disposal well and a related commercial salt water disposal facility in the Rustler Breaks asset area; (iii) three salt water disposal wells and related commercial salt water disposal facilities in the West Texas asset area and (iv) substantially all related oil, natural gas and produced water gathering systems and pipelines in both the Rustler Breaks asset area and in Loving County, Texas (collectively, the “Delaware Midstream Assets”). We received $171.5 million in connection with the formation of San Mateo and had the potential to earn up to $73.5 million in performance incentives over a five-year period, which in October 2020 was extended by an additional year to January 31, 2023. Through January 31, 2023, we had earned all of the potential $73.5 million in performance incentives. In connection with the formation of San Mateo, we dedicated to San Mateo current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area pursuant to 15-year, fixed fee oil, natural gas and produced water gathering and produced water disposal agreements. In addition, we dedicated current and certain future leasehold interests in the Rustler Breaks asset area to San Mateo pursuant to a 15-year, fixed fee natural gas processing agreement.
On February 25, 2019, we announced the formation of San Mateo Midstream II, LLC (“San Mateo II”), a strategic joint venture with Five Point designed to expand our midstream operations in the Delaware Basin, specifically in Eddy County, New Mexico. In addition, Five Point committed to pay $125.0 million of the first $150.0 million of capital expenditures incurred by San Mateo II to develop facilities in the Greater Stebbins Area and the Stateline asset area. The $150.0 million threshold for capital expenditures was reached during 2020 and additional capital expenditures are the responsibility of the Company and Five Point based on each company’s proportionate interest in San Mateo. In addition, we have the ability to earn up to $150.0 million in performance incentives through mid-2024, plus additional performance incentives for securing volumes from third-party customers. Through February 20, 2024, we had received $85.7 million of the potential $150.0 million in performance incentives. In connection with the formation of San Mateo II, we dedicated to San Mateo II acreage in the Greater Stebbins Area and the Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering, natural gas processing and produced water disposal agreements.
Effective October 1, 2020, San Mateo II merged with and into San Mateo. The Company and Five Point own 51% and 49% of San Mateo, respectively. San Mateo provides firm service to us, while also being a midstream service provider to other customers in and around our Stateline, West Texas and Rustler Breaks asset areas and the Greater Stebbins Area. We retain operational control of San Mateo and continue to operate the Delaware Midstream Assets, the expanded Black River Processing Plant and the other midstream facilities that have been developed in the Greater Stebbins Area and the Stateline asset area.
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
In 2020, San Mateo completed the construction and successful start-up of the expansion of the Black River Processing Plant to add an incremental designed inlet capacity of 200 MMcf of natural gas per day to the existing designed inlet capacity of 260 MMcf of natural gas per day, bringing the total designed inlet capacity to 460 MMcf of natural gas per day. The expanded Black River Processing Plant supports our exploration and development activities in the Delaware Basin and, at December 31, 2023, was gathering and processing natural gas from the Stateline asset area and from the Greater Stebbins Area. The Black River Processing Plant also processes natural gas from our Rustler Breaks asset area and provides natural gas processing services for other San Mateo customers in the area.
At December 31, 2023, San Mateo had approximately 43 miles of large diameter natural gas gathering pipelines between the Black River Processing Plant and the Stateline asset area (approximately 24 miles) and the Greater Stebbins Area (approximately 19 miles). At December 31, 2023, San Mateo was gathering or transporting almost all our operated natural gas production via pipeline in the Stateline asset area, the Greater Stebbins Area, the Rustler Breaks asset area and the Wolf portion of our West Texas asset area.
In addition, at December 31, 2023, San Mateo had an NGL pipeline connection at the Black River Processing Plant to the NGL pipelines owned by EPIC Y-Grade Pipeline LP and Enterprise Products Partners LP. These NGL connections provide several significant benefits to us and other San Mateo customers compared to transporting NGLs by truck. San Mateo’s customers receive (i) firm NGL takeaway out of the Delaware Basin, (ii) increased NGL recoveries, (iii) improved pricing realizations through lower transportation and fractionation costs, (iv) increased optionality through San Mateo’s ability to operate the Black River Processing Plant in ethane recovery mode, if desired, and (v) a reliable alternative to pipe rather than to truck NGLs during severe weather events and otherwise.
In the Wolf portion of the West Texas asset area in Loving County, Texas, San Mateo gathers our natural gas production with the natural gas gathering system we retained following the sale of our wholly-owned subsidiary that owned certain natural gas gathering and processing assets in the West Texas asset area, including a cryogenic natural gas processing plant and approximately six miles of high-pressure gathering pipelines.
At December 31, 2023, San Mateo’s natural gas gathering systems included natural gas gathering pipelines and related compression and treating systems. During the year ended December 31, 2023, San Mateo gathered an average of approximately 358 MMcf of natural gas per day, an increase of 25% as compared to 287 MMcf of natural gas per day gathered during the year ended December 31, 2022. In addition, during the year ended December 31, 2023, San Mateo processed approximately 381 MMcf of natural gas per day at the Black River Processing Plant, an increase of 32%, as compared to 289 MMcf of natural gas per day processed during the year ended December 31, 2022. Natural gas gathering and processing volumes for the years ended December 31, 2023 and 2022 do not include the full quantity of volumes that would have otherwise been delivered by certain San Mateo customers subject to minimum volume commitments (although partial deliveries were made in both years), but for which San Mateo recognized revenues.
At December 31, 2023, Pronto owned (i) the Marlan Processing Plant, (ii) three compressor stations and (iii) approximately 70 miles of natural gas gathering pipelines in Lea and Eddy Counties, New Mexico. During the year ended December 31, 2023, Pronto processed an average of approximately 41 MMcf of natural gas per day.
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
At December 31, 2023, San Mateo had (i) a crude oil gathering and transportation system in the Greater Stebbins Area that was connected to the existing interconnect in the Rustler Breaks asset area totaling approximately 80 miles of various diameter crude oil pipelines and (ii) a crude oil gathering system in the Stateline asset area. With these oil gathering and transportation systems (collectively with the crude oil gathering and transportation system in the Rustler Breaks asset area and the crude oil gathering system in the West Texas asset area, the “San Mateo Oil Pipeline Systems”) in service, at December 31, 2023, we estimated almost all of our oil production from the Stateline, West Texas and Rustler Breaks asset areas and the Greater Stebbins Area was transported by pipeline.
At December 31, 2023, the San Mateo Oil Pipeline Systems included crude oil gathering and transportation pipelines from points of origin in Eddy County, New Mexico and Loving County, Texas to interconnects with Plains and two trucking facilities. During the year ended December 31, 2023, the San Mateo Oil Pipeline Systems had throughput of approximately 43,600 Bbl of oil per day, a decrease of 10%, as compared to throughput of approximately 48,300 Bbl of oil per day during the year ended December 31, 2022.
Produced Water Gathering and Disposal Assets
During 2023, San Mateo placed into service one commercial salt water disposal well in the Greater Stebbins Area, bringing San Mateo’s commercial salt water disposal well count in the Greater Stebbins Area to four. In addition to its four commercial salt water disposal wells and associated facilities in the Greater Stebbins Area, at February 20, 2024, San Mateo had nine commercial salt water disposal wells and associated facilities in the Rustler Breaks asset area, three commercial salt water disposal wells and associated facilities in the West Texas asset area and produced water gathering systems in the Stateline, Rustler Breaks and West Texas asset areas and the Greater Stebbins Area. At February 20, 2024, San Mateo had designed disposal capacity of approximately 475,000 Bbl of produced water per day.
During the year ended December 31, 2023, San Mateo handled approximately 376,000 Bbl of produced water per day, an increase of 4%, as compared to approximately 361,000 Bbl of produced water per day handled during the year ended December 31, 2022.

South Texas / Northwest Louisiana
In South Texas, we own a natural gas gathering system that gathers natural gas production from certain of our operated Eagle Ford leases. In Northwest Louisiana, we have midstream assets that gather natural gas from most of our operated leases. Our midstream assets in South Texas and Northwest Louisiana are not part of San Mateo or Pronto.
Operating Summary
The following table sets forth certain unaudited production and operating data for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Unaudited Production Data:
Net Production Volumes:
Oil (MBbl)	27,542	21,943	17,840
Natural gas (Bcf)	123.4	99.3	81.7
Total oil equivalent (MBOE)(1)	48,112	38,495	31,454
Average daily production (BOE/d)(1)	131,813	105,465	86,176
Average Sales Prices:
Oil, without realized derivatives (per Bbl)	$77.88	$96.32	$67.58
Oil, with realized derivatives (per Bbl)	$77.88	$92.87	$56.70
Natural gas, without realized derivatives (per Mcf)	$3.25	$7.98	$6.06
Natural gas, with realized derivatives (per Mcf)	$3.17	$7.15	$5.74
Operating Expenses (per BOE):
Production taxes, transportation and processing	$5.50	$7.33	$5.69
Lease operating	$5.06	$4.08	$3.46
Plant and other midstream services operating	$2.68	$2.48	$1.95
Depletion, depreciation and amortization	$14.90	$12.11	$10.97
General and administrative	$2.29	$3.02	$3.06
__________________
(1)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
The following table sets forth information regarding our production volumes, sales prices and production costs for the year ended December 31, 2023 from our operating areas, which we consider to be distinct fields for purposes of accounting for production.

	Southeast New Mexico/West Texas	South Texas	Northwest Louisiana

	Delaware Basin	Eagle Ford(1)	Haynesville	Cotton Valley(2)	Total
Annual Net Production Volumes
Oil (MBbl)	27,264	276	—	2	27,542
Natural gas (Bcf)	113.9	0.7	8.2	0.6	123.4
Total oil equivalent (MBOE)(3)	46,253	390	1,373	96	48,112
Percentage of total annual net production	96.1%	0.8%	2.9%	0.2%	100.0%
Average Net Daily Production Volumes
Oil (Bbl/d)	74,697	755	—	5	75,457
Natural gas (MMcf/d)	312.1	1.9	22.6	1.5	338.1
Total oil equivalent (BOE/d)	126,720	1,068	3,761	264	131,813
Average Sales Prices(4)
Oil (per Bbl)	$77.90	$76.10	$—	$74.53	$77.88
Natural gas (per Mcf)	$3.32	$3.54	$2.23	$2.09	$3.25
Total oil equivalent (per BOE)	$54.10	$60.01	$13.39	$13.61	$52.91
Production Costs(5)
Lease operating, transportation and processing (per BOE)	$5.99	$32.78	$4.59	$17.79	$6.19
__________________
(1)Includes one well producing oil from the Austin Chalk formation in La Salle County, Texas.

(2)Includes the Cotton Valley formation and shallower zones and also includes one well producing from the Frio formation in Orange County, Texas that was divested in September 2023.
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
Our total oil equivalent production of approximately 48.1 million BOE for the year ended December 31, 2023 increased 25% from our total oil equivalent production of approximately 38.5 million BOE for the year ended December 31, 2022. This increased production was primarily attributable to the Advance Acquisition and to our delineation and development operations in the Delaware Basin throughout 2023, which offset declining production in the Eagle Ford shale. Our average daily oil equivalent production for the year ended December 31, 2023 was 131,813 BOE per day, as compared to 105,465 BOE per day for the year ended December 31, 2022. Our average daily oil production for the year ended December 31, 2023 was 75,457 Bbl of oil per day, an increase of 26% from 60,119 Bbl of oil per day for the year ended December 31, 2022. Our average daily natural gas production for the year ended December 31, 2023 was 338.1 MMcf of natural gas per day, an increase of 24% from 272.1 MMcf of natural gas per day for the year ended December 31, 2022.
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

Producing Wells
The following table sets forth information relating to producing wells at December 31, 2023. Wells are classified as oil wells or natural gas wells according to their predominant production stream. We had an approximate average working interest of 84% in all wells that we operated at December 31, 2023. For wells where we are not the operator, our working interests range from less than 1% to approximately 52% and average approximately 10%. In the table below, gross wells are the total number of producing wells in which we own a working interest and net wells represent the total of our fractional working interests owned in the gross wells.

	Oil Wells		Natural Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Southeast New Mexico/West Texas:
Delaware Basin(1)	1,300	666.8	175	89.4	1,475	756.2
South Texas:
Eagle Ford(2)	89	72.1	—	—	89	72.1
Northwest Louisiana:
Haynesville	—	—	256	18.1	256	18.1
Cotton Valley(3)	—	—	66	39.0	66	39.0
Area Total	—	—	322	57.1	322	57.1
Total	1,389	738.9	497	146.5	1,886	885.4
__________________
(1)Includes 223 gross (89.9 net) vertical wells that were primarily acquired in multiple transactions.
(2)Includes one well producing oil from the Austin Chalk formation in La Salle County, Texas.
(3)Includes the Cotton Valley formation and shallower zones.
Estimated Proved Reserves
The following table sets forth our estimated proved oil and natural gas reserves at December 31, 2023, 2022 and 2021. Our production and proved reserves are reported in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Where we produce liquids-rich natural gas, such as in the Delaware Basin and the Eagle Ford shale, the economic value of the NGLs associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the NGLs are extracted and sold. The reserves estimates were based on evaluations prepared by our engineering staff and have been audited for their reasonableness by Netherland, Sewell & Associates, Inc., independent reservoir engineers. These reserves estimates were prepared in accordance with SEC rules for oil and natural gas reserves reporting. The estimated reserves shown are for proved reserves only and do not include any unproved reserves classified as probable or possible reserves that might exist for our properties, nor do they include any consideration that could be attributable to interests in unproved and unevaluated acreage beyond those tracts for which proved reserves have been estimated. Proved oil and natural gas reserves are those quantities of oil and natural gas that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible (from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations) prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

	At December 31,(1)
	2023	2022	2021
Estimated Proved Reserves Data:(2)
Estimated proved reserves:
Oil (MBbl)	272,277	196,289	181,306
Natural Gas (Bcf)	1,126.8	962.6	852.5
Total (MBOE)(3)	460,070	356,722	323,397
Estimated proved developed reserves:
Oil (MBbl)	161,642	116,030	102,233
Natural Gas (Bcf)	782.7	632.9	546.2
Total (MBOE)(3)	292,097	221,507	193,262
Percent developed	63.5%	62.1%	59.8%
Estimated proved undeveloped reserves:
Oil (MBbl)	110,635	80,259	79,073
Natural gas (Bcf)	344.0	329.7	306.4
Total (MBOE)(3)	167,973	135,215	130,135
Standardized Measure(4) (in millions)	$6,113.5	$6,983.2	$4,375.4
PV-10(5) (in millions)	$7,704.1	$9,132.2	$5,347.6
__________________
(1)Numbers in table may not total due to rounding.
(2)Our estimated proved reserves, Standardized Measure and PV-10 were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic averages of the first-day-of-the-month prices for the 12 months ended December 31, 2023 were $74.70 per Bbl for oil and $2.64 per MMBtu for natural gas, for the 12 months ended December 31, 2022 were $90.15 per Bbl for oil and $6.36 per MMBtu for natural gas and for the 12 months ended December 31, 2021 were $63.04 per Bbl for oil and $3.60 per MMBtu for natural gas. These prices were adjusted by property for quality, energy content, regional price differentials, transportation fees, marketing deductions and other factors affecting the price received at the wellhead.
(3)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
(4)Standardized Measure represents the present value of estimated future net cash flows from proved reserves, less estimated future development, production, plugging and abandonment and income tax expenses, discounted at 10% to reflect the timing of future cash flows. Standardized Measure is not an estimate of the fair market value of our properties.
(5)PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. PV-10 is not an estimate of the fair market value of our properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies and of the potential return on investment related to the companies’ properties without regard to the specific tax characteristics of such entities. Our PV-10 at December 31, 2023, 2022 and 2021 may be reconciled to our Standardized Measure of discounted future net cash flows at such dates by adding the discounted future income taxes associated with such reserves to the Standardized Measure. The discounted future income taxes at December 31, 2023, 2022 and 2021 were $1.59 billion, $2.15 billion and $972.2 million, respectively.
Our estimated total proved oil and natural gas reserves increased 29% from 356.7 million BOE at December 31, 2022 to 460.1 million BOE at December 31, 2023. This increase in proved oil and natural gas reserves was primarily attributable to the Advance Acquisition and our delineation and development operations in the Delaware Basin during 2023. We increased our total proved oil and natural gas reserves by 109.1 million BOE as a result of acquisitions and trades during 2023. We also added 88.3 million BOE in proved oil and natural gas reserves through extensions and discoveries during 2023, of which 27.6 million BOE resulted from new well locations turned to sales during 2023 to establish proved developed reserves and 60.7 million BOE resulted primarily from new proved undeveloped locations identified as a result of drilling activities on our existing acreage in the Delaware Basin during 2023. These increases were partially offset by the removal of 17.4 million BOE resulting from the 17% decrease in oil prices and the 58% decrease in natural gas prices used to estimate total proved reserves at December 31, 2023, as compared to December 31, 2022, and the removal of 31.5 million BOE in proved undeveloped reserves that were not developed or were no longer expected to be developed within five years of their initial booking resulting primarily from changes in development plans for certain of our properties in the Delaware Basin. As we continue to develop our Delaware Basin assets, we may reclassify some or all of this 31.5 million BOE to proved reserves at a future date.
Our proved oil reserves grew 39% from approximately 196.3 million Bbl at December 31, 2022 to approximately 272.3 million Bbl at December 31, 2023. Our proved natural gas reserves increased 17% from 962.6 Bcf at December 31, 2022 to 1.13 Tcf at December 31, 2023. Our proved reserves to production ratio at December 31, 2023 was 9.6, an increase of 3% from 9.3 at December 31, 2022.

The Standardized Measure of our total proved oil and natural gas reserves decreased 12% from $6.98 billion at December 31, 2022 to $6.11 billion at December 31, 2023. The PV-10 of our total proved oil and natural gas reserves decreased 16% from $9.13 billion at December 31, 2022 to $7.70 billion at December 31, 2023. The decreases in our Standardized Measure and PV-10 are primarily a result of the lower unweighted arithmetic average oil and natural gas prices used to estimate proved reserves at December 31, 2023, as compared to December 31, 2022, partially offset by the 29% increase in our total proved oil and natural gas reserves at December 31, 2023, as compared to December 31, 2022. The unweighted arithmetic averages of first-day-of-the-month oil and natural gas prices used to estimate proved reserves at December 31, 2023 were $74.70 per Bbl and $2.64 per MMBtu, a decrease of 17% and 58%, respectively, as compared to average oil and natural gas prices of $90.15 per Bbl and $6.36 per MMBtu used to estimate proved reserves at December 31, 2022. Our total proved reserves were made up of 59% oil and 41% natural gas at December 31, 2023 and 55% oil and 45% natural gas at December 31, 2022. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see the preceding table.
The following table summarizes changes in our estimated proved developed reserves at December 31, 2023.

Proved Developed Reserves

(MBOE)(1)
As of December 31, 2022	221,507
Extensions and discoveries	27,615
Net acquisitions of minerals-in-place	70,230
Revisions of prior estimates	(14,071)
Production	(48,112)
Conversion of proved undeveloped to proved developed	34,928
As of December 31, 2023	292,097
__________________
(1)    Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

Our proved developed oil and natural gas reserves increased 32% from 221.5 million BOE at December 31, 2022 to 292.1 million BOE at December 31, 2023. We added 27.6 million BOE in proved developed reserves through extensions and discoveries during 2023, which resulted from new well locations drilled during 2023 to establish proved reserves. In addition, during 2023, we converted 34.9 million BOE of our proved undeveloped reserves to proved developed reserves primarily through our development activities in the Delaware Basin. We also increased our proved developed reserves by 70.2 million BOE at December 31, 2023 as a result of property acquisitions, including the Advance Acquisition, and trades completed during 2023. Additionally, we realized approximately 14.1 million BOE in net downward revisions of prior estimates, most of which were attributable to the lower commodity prices used to estimate proved reserves at December 31, 2023, which resulted in shorter estimated economic lives for certain of our producing properties. These cumulative net increases of 118.7 million BOE to our proved developed reserves exceeded by 2.5 times our total oil and natural gas production of 48.1 million BOE in 2023.
Our proved developed oil reserves increased 39% from 116.0 million Bbl at December 31, 2022 to 161.6 million Bbl at December 31, 2023. Our proved developed natural gas reserves increased 24% from 632.9 Bcf at December 31, 2022 to 782.7 Bcf at December 31, 2023. Proved developed reserves constituted 63% of our total proved oil and natural gas reserves at December 31, 2023, as compared to 62% at December 31, 2022.
The following table summarizes changes in our estimated proved undeveloped reserves at December 31, 2023.

Proved Undeveloped Reserves

(MBOE)(1)
As of December 31, 2022	135,215
Extensions and discoveries	60,724
Net acquisitions of minerals-in-place	38,872
Revisions of prior estimates	(31,910)
Conversion of proved undeveloped to proved developed	(34,928)
As of December 31, 2023	167,973
__________________
(1)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

Our proved undeveloped oil and natural gas reserves increased 24% from 135.2 million BOE at December 31, 2022 to 168.0 million at December 31, 2023. We added 60.7 million BOE in proved undeveloped reserves through extensions and discoveries during 2023, which resulted primarily from new proved undeveloped locations identified as a result of drilling activities on our existing acreage in the Delaware Basin during 2023. In addition, we increased our proved undeveloped reserves by 38.9 million BOE at December 31, 2023 as a result of property acquisitions, including the Advance Acquisition, and trades completed during 2023. These increases were partially offset by approximately 31.9 million BOE in net downward revisions of prior estimates of proved undeveloped reserves, most of which were attributable to proved undeveloped reserves that were not developed or were no longer expected to be developed within five years of their initial booking resulting from changes in development plans for certain of the properties in the Delaware Basin. During 2023, we also converted 34.9 million BOE of our proved undeveloped reserves to proved developed reserves primarily through our development activities in the Delaware Basin.
At December 31, 2023, we had no proved undeveloped reserves in our estimates that remained undeveloped for five years or more following their initial booking, and we currently have plans to use anticipated capital resources to develop the proved undeveloped reserves remaining as of December 31, 2023 within five years of booking these reserves. The following table sets forth, since 2020, proved undeveloped reserves converted to proved developed reserves during each year and the investments associated with these conversions (dollars in thousands).

				Investment in Conversion of Proved Undeveloped Reserves to Proved Developed Reserves
	Proved Undeveloped Reserves Converted to Proved Developed Reserves

	Oil	Natural Gas	Total
	(MBbl)	(Bcf)	(MBOE)(1)
2020	16,256	76.1	28,944	$257,590
2021	23,965	96.6	40,071	240,664
2022	22,515	95.3	38,403	434,336
2023	18,492	98.6	34,928	441,671
Total	81,228	366.6	142,346	$1,374,261
__________________
(1) Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

The following table sets forth additional summary information by operating area with respect to our estimated net proved reserves at December 31, 2023.

	Net Proved Reserves(1)
	Oil	Natural Gas	Oil Equivalent	Standardized Measure(2)	PV-10(3)
	(MBbl)	(Bcf)	(MBOE)(4)	(in millions)	(in millions)
Southeast New Mexico/West Texas:
Delaware Basin	270,136	1,094.9	452,616	$6,070.5	$7,649.9
South Texas:
Eagle Ford(5)	2,135	5.5	3,048	35.9	45.3
Northwest Louisiana
Haynesville	—	23.1	3,847	10.5	13.2
Cotton Valley(6)	6	3.3	559	(3.4)	(4.3)
Area Total	6	26.4	4,406	7.1	8.9
Total	272,277	1,126.8	460,070	$6,113.5	$7,704.1
__________________
(1)Numbers in table may not total due to rounding.
(2)Standardized Measure represents the present value of estimated future net cash flows from proved reserves, less estimated future development, production, plugging and abandonment costs and income tax expenses, discounted at 10% to reflect the timing of future cash flows. Standardized Measure is not an estimate of the fair market value of our properties.
(3)PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. PV-10 is not an estimate of the fair market value of our properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies and of the potential return on investment related to the companies’ properties without regard to the specific tax characteristics of such entities. Our PV-10 at December 31, 2023 may be reconciled to our Standardized Measure of discounted future net cash flows at such date by adding the discounted future income taxes associated with such reserves to the Standardized Measure. The discounted future income taxes at December 31, 2023 were approximately $1.59 billion.
(4)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
(5)Includes one well producing oil from the Austin Chalk formation in La Salle County, Texas.
(6)Includes the Cotton Valley formation and shallower zones.
Technology Used to Establish Reserves
Under current SEC rules, proved reserves are those quantities of oil and natural gas that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible (from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations) prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The term “reasonable certainty” means a high degree of confidence that the quantities of oil and/or natural gas will be recovered. Reasonable certainty can be established using techniques that have been proven effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.
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
Internal Control Over Reserves Estimation Process
We maintain an internal staff of petroleum engineers and geoscience professionals to ensure the integrity, accuracy and timeliness of the data used in our reserves estimation process. Individual asset teams are responsible for the day-to-day management of the oil and natural gas activities for each team’s asset area. These asset teams are staffed with reservoir engineers who prepare reserves estimates at the end of each calendar quarter for the assets they manage. Our Vice President of Reservoir Engineering and the Reserves Team was primarily responsible for overseeing the preparation of our reserves estimates in 2023. He received Bachelor of Science degrees in both Petroleum Engineering and Mechanical Engineering from

Texas Tech University, is a licensed Professional Engineer in the state of Texas and has over ten years of industry experience. Our Vice President of Reservoir Engineering and the Reserves Team works under the direct supervision of our Executive Vice President of Reservoir Engineering and Senior Asset Manager, who received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University and has over 15 years of industry experience. The Company has established internal controls over its reserves estimation processes and procedures to support the accurate and timely preparation and disclosure of reserves estimates in accordance with SEC and GAAP requirements. These controls include oversight of the reserves estimation processes by our internal reserves group as well as accounting and finance personnel. Following the preparation of our reserves estimates, these estimates are audited for their reasonableness by Netherland, Sewell & Associates, Inc., independent reservoir engineers. Members of our executive committee and members of the Operations and Engineering Committee of our Board of Directors (the “Board”) review the reserves report and our reserves estimation process, and the independent audit of our reserves is reviewed by other members of the Board as well.
Acreage Summary
The following table sets forth the approximate acreage in which we held a leasehold, mineral or other interest at December 31, 2023.

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Southeast New Mexico/West Texas:
Delaware Basin	218,900	118,900	46,700	33,300	265,600	152,200
South Texas:
Eagle Ford	14,400	12,100	—	—	14,400	12,100
Northwest Louisiana:
Haynesville	16,200	8,900	—	—	16,200	8,900
Cotton Valley	15,700	14,800	—	—	15,700	14,800
Area Total(1)	18,500	17,300	—	—	18,500	17,300
Total	251,800	148,300	46,700	33,300	298,500	181,600
__________________
(1)Some of the same leases cover the gross and net acreage shown for both the Haynesville formation and the shallower Cotton Valley formation. Therefore, the sum of the gross and net acreage for both formations is not equal to the total gross and net acreage for Northwest Louisiana.
Undeveloped Acreage Expiration
The following table sets forth the approximate number of gross and net undeveloped acres at December 31, 2023 that will expire over the next five years by operating area unless production is established within the spacing units covering the acreage prior to the expiration dates, the existing leases are renewed prior to expiration or continued operations maintain the leases beyond the expiration of each respective primary term. Undeveloped acreage expiring in 2029 and beyond totals 2,600 net acres, all of which is in the Delaware Basin. All of our leasehold in the Eagle Ford shale in South Texas and in the Haynesville and Cotton Valley plays in Northwest Louisiana was held by existing production at December 31, 2023.

	Acres		Acres		Acres		Acres		Acres
	Expiring 2024		Expiring 2025		Expiring 2026		Expiring 2027		Expiring 2028
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Southeast New Mexico/West Texas:
Delaware Basin(1)	5,100	2,800	10,100	5,200	10,200	4,500	11,700	11,400	6,700	6,700
Total	5,100	2,800	10,100	5,200	10,200	4,500	11,700	11,400	6,700	6,700
__________________
(1)Approximately 66% of the acreage expiring in the Delaware Basin in the next five years is associated with our Twin Lakes asset area in northern Lea County, New Mexico. We expect to hold or extend portions of certain expiring acreage in the Delaware Basin through our future drilling activities or by paying an additional lease bonus, where applicable.
Many of the leases comprising the acreage set forth in the table above will expire at the end of their respective primary terms unless operations are conducted to maintain the respective leases in effect beyond the expiration of the primary term or production from the acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production in commercial quantities in most cases. We also have options to extend some of our leases through additional lease bonus payments prior to the expiration of the primary term of the leases. In addition, we may attempt to secure a new lease upon the expiration of certain of our acreage; however, there may be third-party leases, or top leases, that become effective immediately if our leases expire at the end of their respective terms and production has not been established prior to such date or operations are not conducted to maintain the leases in effect beyond the primary term. As of December 31, 2023, our leases are primarily fee and state leases with primary terms of three to five years and federal leases with primary terms of 10 years. We believe that our lease terms are similar to our competitors’ lease terms as they relate to both primary term and royalty interests. At December 31, 2023, approximately 3% of our proved oil and natural gas reserves would be impacted by the expirations of this undeveloped acreage.
Drilling Results
The following table summarizes our drilling activity for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	222	84.1	138	61.4	96	40.2
Dry	—	—	—	—	—	—
Exploration Wells
Productive(1)	24	16.9	20	11.0	8	8.0
Dry	—	—	—	—	—	—
Total Wells
Productive(2)	246	101.0	158	72.4	104	48.2
Dry	—	—	—	—	—	—
(1)All of these wells are extension wells.
(2)Includes one gross (0.5 net) vertical well in 2023 and three gross (1.6 net) vertical wells in 2022.
At December 31, 2023, we had a total of 46 gross (37.8 net) development wells and six gross (4.9 net) exploration wells that were in the process of being drilled, being completed or awaiting completion operations.
Marketing and Customers
Our crude oil is sold under both long-term and short-term oil purchase agreements with unaffiliated purchasers based on published price bulletins reflecting an established field posting price. As a consequence, the prices we receive for crude oil and our heavier liquid products move up and down in direct correlation with the oil market as it reacts to supply and demand factors. The prices of our lighter liquid products move up and down independently of any relationship between the crude oil and natural gas markets. Transportation costs related to moving crude oil and liquids are also generally deducted from the price received for crude oil and liquids.
Our natural gas is sold under both long-term and short-term natural gas purchase agreements. Natural gas produced by us is sold at various delivery points to both unaffiliated independent marketing companies and unaffiliated midstream companies. The prices we receive are calculated based on various pipeline indices. When there is an opportunity to do so, we may have our natural gas processed at San Mateo’s, Pronto’s or third parties’ processing facilities to extract liquid hydrocarbons from the natural gas. We are then paid for the extracted NGLs based on either a negotiated percentage of the proceeds that are generated from the sale of NGLs or other negotiated pricing arrangements using then-current market pricing less fixed rate processing, transportation and fractionation fees.
The prices we receive for our oil, natural gas and NGL production fluctuate widely. Factors that, directly or indirectly, cause price fluctuations include, but are not limited to: the domestic and foreign supply of, and demand for, oil, natural gas and NGLs; the actions of the Organization of Petroleum Exporting Countries, Russia and certain other oil-exporting countries (“OPEC+”) and state-controlled oil companies; the prices and availability of competitors’ supplies of oil and natural gas; the price and quantity of foreign imports; the impact of U.S. dollar exchange rates; domestic and foreign governmental regulations and taxes; speculative trading of oil and natural gas futures contracts; the availability, proximity and capacity of gathering, processing and transportation systems for oil, natural gas and NGLs and gathering and disposal systems for produced water; the availability of refining capacity; the prices and availability of alternative fuel sources; weather conditions and natural disasters, including hurricanes and tropical storms in the Gulf Coast region and severe cold weather in the Delaware Basin; political conditions or conflicts in or affecting oil and natural gas producing regions or countries, including the United States, the Middle East, South America, Russia, Ukraine and China; the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, as well as the related actions of U.S. and other governments and governmental organizations relating to oil, natural gas and NGLs, including through sanctions, embargoes, import restrictions and commodity price caps; domestic or global health concerns, including the outbreak or resurgence of contagious or pandemic diseases such as COVID-19 and its variants; the continued threat of terrorism and the impact of military action and civil unrest; public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate oil and natural gas operations, including hydraulic fracturing activities; the level of global oil and natural gas inventories and exploration and production activity; the impact of energy conservation efforts; technological advances affecting energy consumption; and overall worldwide economic conditions. Decreases in these commodity prices adversely affect the carrying value of our proved reserves and our revenues, profitability and cash flows. Short-term disruptions of our oil and natural gas production occur from time to time due to downstream pipeline system failure, capacity issues and scheduled or unscheduled maintenance, as well as maintenance and repairs involving our own well operations. These situations, if they occur, curtail our production capabilities and ability to maintain a steady source of revenue. See “Risk Factors—Risks Related to our Financial Condition—Our success is dependent on the prices of oil, natural gas and NGLs. Low oil, natural gas and NGL prices and the continued volatility in these prices may adversely affect our financial condition and our ability to meet our capital expenditure requirements and financial obligations.”
The prices we receive for our oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the NYMEX West Texas Intermediate (“WTI”) oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. Increases in the differential between the benchmark price for oil and natural gas and the wellhead price we receive could adversely affect our business, financial condition, results of operations and cash flows. See “Risk Factors—Risks Related to our Financial Condition—A change in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we receive for our production could adversely affect our business, financial condition, results of operations and cash flows.”
For the years ended December 31, 2023, 2022 and 2021, we had three significant purchasers that accounted for approximately 76%, 70% and 72%, respectively, of our total oil, natural gas and NGL revenues. If we lost one or more of these significant purchasers and were unable to sell our production to other purchasers on terms we consider acceptable, it could materially and adversely affect our business, financial condition, results of operations and cash flows. For further details regarding these purchasers, see Note 2 to the consolidated financial statements in this Annual Report. Such information is incorporated herein by reference.
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
Our ability to drill and explore for oil and natural gas, acquire properties and provide competitive midstream services will depend upon our ability to conduct operations, evaluate and select suitable properties and consummate transactions in this highly competitive environment. In addition, many of our competitors may have a longer history of operations.
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
Our field employees monitor our facilities and inspect for any necessary repairs or maintenance. In addition, we have implemented a leak detection and repair program that involves scheduled inspections for natural gas capture. These inspections are bolstered by our use of optical gas imaging cameras, which help to identify potential emissions that may not be visible to the naked eye. We have also implemented real-time remote monitoring of vapor control systems through Supervisory Control and Data Acquisition (“SCADA”) equipment at a number of our larger production facilities. These inspections are being conducted regularly, both by our staff and by third-party contractors, more frequently and at more locations than federal and state regulations require.
Additionally, we connect many of our production facilities to electric grid power. Connecting to grid power allows us to forego using internal combustion-powered generators on-site, which further reduces emissions.
Water Management
Using improving technologies, we are able to take produced water from our existing wells and from third-party systems, treat the water and then reuse that water in our completions operations on new wells. Use of recycled water saves significant amounts of fresh water that would otherwise have been used for hydraulic fracturing operations. As well as conserving fresh water, our use of recycled water in our completions operations reduces the amount of produced water that must be disposed. It also results in significant cost savings and efficiencies. In addition to using recycled water where feasible, we also use other sources of non-fresh water, which reduces the volume of fresh water used for our operations.
Land Stewardship

We attempt to reduce our surface footprint by batch drilling wells and drilling longer laterals, both of which result in fewer required drilling pads, and by working with the various regulatory agencies, including the New Mexico Oil Conservation Division (the “NMOCD”) and the U.S. Department of Interior Bureau of Land Management (“BLM”), to obtain approval to commingle production from different wells into centralized tank batteries. We also take steps to ensure we conduct our operations in locations that minimize any potential disturbance to the habitats around which we operate. As part of that effort, we have entered into voluntary agreements with the U.S. Fish and Wildlife Service (the “USFWS”) and the Center of Excellence for Hazardous Materials Management to observe operational restrictions designed to protect certain wildlife, including the habitats of the lesser prairie-chicken, sand dune lizard and Texas hornshell mussel. Additionally, for our federal locations and as otherwise warranted, we conduct wildlife, biology and archeology surveys and undertake reviews for caves, karsts and potential hydrology considerations.
During 2023, 94% of our gross operated oil production and 98% of our gross operated water production were connected to pipelines. In addition to the financial benefits to us and our stakeholders of connecting oil, natural gas and produced water to pipelines, these pipeline connections have many other benefits, including the reduction in the number of trucks needed to transport the oil and produced water. This is significant because it both (i) reduces truck traffic and increases road safety and (ii) reduces emissions.

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
Some of our oil and natural gas leases are issued by agencies of the federal government, as well as agencies of the states in which we operate. These leases contain various restrictions on access and development and other requirements that may impede our ability to conduct operations on the acreage represented by these leases. BLM leases contain relatively standardized terms and require compliance with detailed regulations and orders, which are subject to change. These operations are also subject to BLM rules regarding engineering and construction specifications for production facilities, ability to commingle production, safety procedures, the valuation of production, the payment of royalties, the removal of facilities, the posting of bonds, hydraulic fracturing, the control of air emissions and other areas of environmental protection. These rules could result in increased compliance costs for our operations, which in turn could have a material adverse effect on our business and results of operations. Under certain circumstances, the BLM may require our operations on federal leases to be suspended or terminated. Permitting for oil and natural gas activities on federal lands can take significantly longer than the permitting process for oil and natural gas activities not located on federal lands. In addition, government disruptions, such as a shutdown of the U.S. federal government resulting from the failure to pass budget appropriations, adopt continuing funding resolutions or raise the debt ceiling, could delay or halt the granting and renewal of such permits or other licenses, approvals or certificates required to conduct our operations. Delays in obtaining necessary permits or other approvals can disrupt our operations and have a material adverse effect on our business.
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
In January 2021, the Biden administration issued: (i) an order signed by the acting Secretary of the Interior providing for a 60-day pause limiting the authority of local offices of the BLM to issue new leases and grant federal drilling permits and certain extensions, sundries, rights-of-way and other necessary approvals for the development of federal oil and natural gas leases; and (ii) an executive order signed by President Biden instructing the Department of the Interior to pause new oil and natural gas leases on public lands pending completion of a comprehensive review and consideration of federal oil and natural gas permitting and leasing practices (together, the “Biden Administration Federal Lease Orders”). The U.S. District Court for the District of Louisiana enjoined the pause within 13 states, including Texas, in August 2022. The Department of the Interior has recently resumed lease sales in several states.
In 2019, 2020 and 2021, an environmental group filed multiple lawsuits in federal district courts in New Mexico and the District of Columbia challenging certain BLM lease sales, including lease sales in which we purchased leases in New Mexico (the “Lease Sale Litigation”). The Lease Sale Litigation challenges the BLM’s decision to hold the lease sales based on alleged defects in the environmental reviews conducted under NEPA in conjunction with those sales. In 2020, the New Mexico federal district court dismissed the case pending there. That decision was appealed to the Tenth Circuit Court of Appeals, but the appeal was voluntarily dismissed in 2021. The lawsuits in the District of Columbia were also dismissed in 2022. In connection with these dismissals, in February 2022, the BLM announced an internal policy of delaying approval of drilling permits associated with the leases subject to the Lease Sale Litigation, including the dismissed New Mexico case, while the BLM conducted additional NEPA analyses. BLM later announced that drilling permit approvals could be considered for the subject leases, provided that the process included additional time for public comments and objections. In November 2022, the BLM published a supplemental environmental assessment of the greenhouse gas emissions related to the leases that evaluated a proposal to affirm its previous decisions to offer and approve the leases. Public comment on the supplemental environmental assessment closed on December 27, 2022. The outcome of the supplemental environmental assessment, including the BLM’s response to public comments and any future litigation regarding the leases at issue and any related drilling permits, is uncertain.
In 2021, ten states, led by the State of Louisiana, filed a lawsuit in federal district court in Louisiana against President Biden and various other federal government officials and agencies challenging an executive order directing the federal government to utilize certain calculations of the “social cost” of carbon and other greenhouse gases in its decision making (the “Social Cost of Carbon Litigation”). Among the decisions impacted by the executive order were NEPA reviews conducted in connection with oil and natural gas leasing and permitting decisions by the BLM. After Louisiana and Missouri-led litigation in the federal district courts and the Fifth and Eighth Circuit Courts of Appeals, in May 2022, the U.S. Supreme Court let the challenged interim social cost of greenhouse gases go into effect. In November 2022, the Environmental Protection Agency (the “EPA”) suggested increasing the value of the social cost of greenhouse gases from $51 per metric ton to $190 per metric ton, and in December 2023, the EPA used $190 per metric ton as the social cost of greenhouse gases in its final rule revising New Source Performance Standards (“NSPS”) and Emission Guidelines for greenhouse gas and volatile organic compound emissions in the oil and gas sector. As part of this final rulemaking, the EPA published a peer-reviewed report on the updated social cost of greenhouse gases estimates. Future EPA rulemakings may also incorporate the methodology and social cost of greenhouse gases estimate developed in this report and result in more stringent rules and regulations affecting the oil and gas sector.
In 2022, environmental groups filed a lawsuit alleging that the BLM failed to conduct adequate NEPA reviews prior to issuing drilling permits in 2021 and 2022 for wells on federal acreage in New Mexico and Wyoming, including some drilling permits issued to the Company. In November 2023, the federal district court for the District of Columbia dismissed the case, holding that the environmental groups lacked standing. The environmental groups have appealed the district court’s ruling, and their appeal remains pending. In February 2023, in a separate lawsuit, the Tenth Circuit Court of Appeals ruled that certain BLM drilling permits for wells in the Chaco region of New Mexico were issued without adequate NEPA review (collectively with the 2022 lawsuit, the “Drilling Permit Litigation”). The outcome of the Drilling Permit Litigation, as well as any process changes that the BLM may implement in response to such lawsuits, is uncertain. The BLM indicated that the Lease Sale Litigation, the Social Cost of Carbon Litigation and the Drilling Permit Litigation could delay lease sales and the approval of drilling permits.
In November 2022, the BLM proposed a new rule designed to reduce natural gas waste through limitation of certain oil and natural gas production activities and the imposition of more stringent royalty obligations on natural gas that is “avoidably lost” during operations. The proposed rule has not yet been adopted.

Although some of the restrictions in the Biden Administration Federal Lease Orders have lapsed, the impact of these and similar federal actions related to the oil and natural gas industry, including those in response to the Lease Sale Litigation, Social Cost of Carbon Litigation and Drilling Permit Litigation, remains unclear, and should limitations or prohibitions be imposed or continue to be applied, our oil and natural gas operations on federal lands could be adversely impacted. See “Risk Factors—Risks Related to Laws and Regulations—Approximately 32% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands.”
Pipeline Regulation
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
The Pipeline and Hazardous Materials Safety Administration (the “PHMSA”) imposes pipeline safety requirements on regulated pipelines and gathering lines pursuant to its authority under the Natural Gas Pipeline Safety Act and the Hazardous Liquid Pipeline Safety Act, each as amended. The Rustler Breaks Oil Pipeline System is subject to PHMSA oversight. The Department of Transportation, through PHMSA, has established rules regarding integrity management programs for interstate oil pipelines, including the Rustler Breaks Oil Pipeline System. In recent years, pursuant to these laws and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 and PIPES Act of 2016, PHMSA has expanded its regulation of gathering lines, subjecting previously unregulated pipelines to requirements regarding damage prevention, corrosion control, public education programs, maximum allowable operating pressure limits and other requirements. Certain of our natural gas gathering lines are federally “regulated gathering lines” subject to PHMSA requirements. On April 8, 2016, PHMSA published a notice of proposed rulemaking that would amend existing integrity management requirements, expand assessment and repair requirements in areas with medium population densities and extend regulatory requirements to onshore natural gas gathering lines that are currently exempt. In October 2019, PHMSA submitted three major rules, including rules focused on: the safety of gas transmission pipelines (the first of three parts of the so-called gas Mega Rule), the safety of hazardous liquid pipelines and enhanced emergency order procedures. The final 2019 gas transmission rule requires operators of gas transmission pipelines constructed before 1970 to determine the material strength of their lines by reconfirming the maximum allowable operating pressure. In addition, the rule updates reporting and records retention standards for gas transmission pipelines. PHMSA issued the second part of the Mega Rule in November 2021, extending the federal safety requirements to onshore gas gathering pipelines with large diameters and high operating pressures. PHMSA issued the third part of the Mega Rule in August 2022, which is applicable to onshore gas transmission pipelines and clarifies integrity management regulations, expands corrosion control requirements, mandates inspections after extreme weather events and updates existing repair criteria for both High Consequence Areas (“HCA”) and non-HCA pipelines. In September 2023, PHMSA issued a proposed rule applicable to gas transmission and distribution and gathering pipelines, which would require updates to emergency response plans and other safety practices. In addition, states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. See “Risk Factors—Risks Related to Laws and Regulations—We may incur significant costs and liabilities resulting from compliance with pipeline safety regulations.”
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
Underground Injection and Hydraulic Fracturing
We own and operate underground injection wells throughout our areas of operation. Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from oil and natural gas production. Underground injection allows us to safely and economically dispose of produced water. The Safe Drinking Water Act (the “SDWA”) establishes a regulatory framework for underground injection, the primary objective of which is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. In addition, the Railroad Commission of Texas (the “RRC”) and the NMOCD require injected fluids to be confined to a permitted injection interval to aid in the protection of potentially productive intervals. The disposal of hazardous waste by underground injection is subject to stricter requirements than the disposal of produced water. Failure to obtain, or abide by the requirements for the issuance of, necessary permits could subject us to civil and/or criminal enforcement actions and penalties. In addition, in some instances, the operation of underground injection wells has been alleged to cause earthquakes (induced seismicity) as a result of flawed well design or operation. This has resulted in stricter regulatory requirements in some jurisdictions relating to the location and operation of underground injection wells. In addition, a number of lawsuits have been filed in some states against others in our industry alleging that fluid injection or oil and natural gas extraction have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states, including New Mexico and Texas, are seeking to impose additional requirements, including requirements regarding the permitting of salt water disposal wells or otherwise, to assess the relationship between seismicity and the use of such wells. In October 2014, the RRC adopted disposal well rule amendments designed, among other things, to require applicants for new disposal wells that will receive non-hazardous produced water or other oil and natural gas waste to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. If the permittee or an applicant for a disposal well permit fails to demonstrate that the produced water or other fluids are confined to the disposal zone, or if scientific data indicates such a disposal well is likely to be, or determined to be, contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that disposal well. The RRC has used this authority to deny permits for waste disposal wells and to restrict the volumes authorized to be injected by permitted wells. In addition, in 2021, the NMOCD implemented new rules establishing protocols in response to seismic events in New Mexico. Under these protocols, applications for salt water disposal well permits in certain areas of New Mexico with recent seismic activity require enhanced review prior to approval. The protocols also require enhanced reporting and varying levels of curtailment of injection rates for salt water disposal wells, including potentially shutting in such wells, in the area of seismic events based on the magnitude, timing and proximity of the seismic event. For example, the salt water disposal well we acquired in the Advance Acquisition is restricted due to these protocols. The potential adoption of federal, state and local legislation and regulations intended to address induced seismicity in the areas in which we operate could restrict our drilling and production activities, as well as our ability to dispose of produced water gathered from such activities, which could result in increased costs and additional operating restrictions or delays that could, in turn, materially impact our production volumes, revenues, reserves, cash flows and availability under our Credit Agreement.
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
The process of hydraulic fracturing is typically regulated by state oil and natural gas commissions. Various policy makers, regulatory agencies and political candidates at the federal, state and local levels have proposed restrictions on hydraulic fracturing, including its outright prohibition. Restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are ultimately able to produce. Some states and localities have placed additional regulatory burdens upon hydraulic fracturing activities and, in some areas, severely restricted or prohibited those activities. In recent years, various bills have been introduced in the New Mexico legislature to place a moratorium on, ban or otherwise restrict hydraulic fracturing, including prohibiting the injection of fresh water in such operations. In addition, separate and apart from the referenced potential connection between injection wells and seismicity, concerns have been raised that hydraulic fracturing activities may be correlated to induced seismicity. The scientific community and regulatory agencies at all levels are studying the possible linkage between oil and natural gas activity and induced seismicity, and some state regulatory agencies have modified their regulations or guidance to mitigate potential causes of induced seismicity. Hydraulic fracturing is generally exempted from federal regulation as underground injection (unless diesel is a component of the fracturing fluid) under the SDWA. If the exemption for hydraulic fracturing is removed from the SDWA, or if other legislation is enacted at the federal, state or local level imposing any restrictions on the use of hydraulic fracturing, this could have a material adverse impact on our financial condition, results of operations and cash flows. Additional burdens upon hydraulic fracturing, such as reporting or permitting requirements, would result in additional expense and delay in our operations. See “Risk Factors—Risks Related to Laws and Regulations—Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays” and “Risk Factors—Risks Related to Laws and Regulations—Approximately 32% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands.”
Environmental, Health and Safety Regulation
The exploration, development, production, gathering and processing of oil and natural gas are subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, drilling, completing and operating oil and natural gas wells, midstream facilities and produced water injection and disposal wells. Our activities are subject to a variety of environmental laws and regulations, including but not limited to: the Oil Pollution Act of 1990 (the “OPA 90”), the Clean Water Act (the “CWA”), the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act (the “CAA”) and the Occupational Safety and Health Act (“OSHA”), as well as comparable state statutes and regulations. We are also subject to regulations governing the handling, transportation, storage and disposal of wastes generated by our activities and naturally occurring radioactive materials (“NORM”) that may result from our oil and natural gas operations. Administrative, civil and criminal fines and penalties may be imposed for noncompliance with these environmental laws and regulations, and violations and liability with respect to these laws and regulations could also result in remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking some activities, may require notice to stakeholders of proposed and ongoing operations, limit or prohibit other activities because of protected wetlands, areas or species and require investigation and cleanup of pollution. These laws, rules and regulations may also restrict the production rate of oil and natural gas or limit the injection of produced water into disposal wells below the rates that would otherwise be possible. We expect to remain in compliance in all material respects with currently applicable environmental laws and regulations and do not expect that these laws and regulations will have a material adverse impact on us.
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
The CWA and comparable state laws impose restrictions and strict controls regarding the discharge of produced waters, fill materials and other materials into navigable waters. These controls have become more stringent over the years, and it is possible that additional restrictions will be imposed in the future. Permits are required to discharge pollutants into certain state and federal waters and to conduct construction activities in those waters and wetlands. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other pollutants and impose liability for the costs of removal or remediation of contamination resulting from such discharges. In September 2015, a rule issued by the EPA and U.S. Army Corps of Engineers (the “Corps”) to revise the definition of “waters of the United States” (“WOTUS”) for all CWA programs, thereby defining the scope of the EPA’s and the Corps’ jurisdiction, became effective. The EPA rescinded this rule in 2019 and promulgated the Navigable Waters Protection Rule (the “NWPR”) in 2020. The NWPR was viewed as narrowing the scope of WOTUS as compared to the 2015 rule. In August 2021, the U.S. District Court for the District of Arizona vacated and remanded the NWPR. On January 18, 2023, the EPA and the Corps jointly issued a final rule revising the definition of WOTUS that largely returned to the pre-2015 regulatory regime. On September 8, 2023, the U.S. Supreme Court issued a decision limiting the scope of federal jurisdiction over wetlands only to those that have a continuous surface connection to water bodies. On August 29, 2023, the EPA and the Corps jointly issued a final rule, which took effect immediately, aligning the regulatory definition of WOTUS with the Supreme Court’s ruling.
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
The CAA, as amended, restricts the emission of air pollutants from many sources, including oil and natural gas production. In addition, certain states have comparable legislation, which may be more restrictive than the CAA. These laws and any implementing regulations impose stringent air permit requirements and require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, or to use specific equipment or technologies to control emissions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations. On August 16, 2022, the Inflation Reduction Act created the Methane Emissions Reduction Program to incentivize methane emission reductions and impose a fee on greenhouse gas emissions from certain facilities that exceed specified emissions levels. See “Risk Factors—Risks Related to Laws and Regulations—New regulations on all emissions from our operations could cause us to incur significant costs.”
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
Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, storage, transport, disposal, cleanup or operating requirements could materially adversely affect our operations and financial condition, as well as those of the oil and natural gas industry in general. For instance, in January 2021, President Biden issued Executive Order 14088, which directed a government-wide effort to address climate change by reducing greenhouse gas emissions and achieving net-zero global carbon emissions by 2050 or before. That effort is designed to infuse climate policy in all aspects of federal decision-making, including specific directives that touch on foreign policy, national security, financial regulation, federal procurement, infrastructure, and environmental justice among other things. Based on this Executive Order and other findings, the EPA has begun adopting and implementing a comprehensive suite of regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. On December 2, 2023, the EPA issued a prepublication version of a final rule to regulate emissions from oil and natural gas sources that includes NSPS to limit greenhouse gas and volatile organic compound emissions for new, modified or reconstructed sources, as well as emissions guidelines for states to follow when establishing plans to limit methane emissions from existing sources. Additionally, on November 17, 2023, the EPA issued a final rule that enables states to implement more stringent methane emissions standards than the federal guidelines require. As another example, in January 2023, the EPA announced a proposed consent decree that, if finalized as proposed, would establish a December 10, 2024 deadline for the EPA to review and propose revisions to the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) for oil and natural gas production facilities and natural gas transmission and storage facilities, which may require us to make additional changes to our operations.

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
The Endangered Species Act (“ESA”) was established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. On March 27, 2023, a final rule became effective that, among other things, lists the lesser prairie-chicken as endangered under the ESA in certain portions of Southeast New Mexico where we operate. On July 3, 2023, the USFWS issued a proposed rule to list the dunes sagebrush lizard as endangered. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act and to bald and golden eagles under the Bald and Golden Eagle Protection Act. The USFWS must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in material restrictions on land use and may materially impact oil and natural gas development. Our oil and natural gas operations in certain of our operating areas could also be adversely affected by seasonal or permanent restrictions on drilling activity designed to protect certain wildlife in the Delaware Basin and other areas in which we operate and our ability to maximize production from our leases may be adversely impacted by these restrictions. See “Risk Factors—Risks Related to Laws and Regulations—We are subject to government regulation and liability, including complex environmental laws, which could require significant expenditures.”
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
Office Location
Our corporate headquarters are located at One Lincoln Centre, 5400 LBJ Freeway, Suite 1500, Dallas, Texas 75240.
Human Capital
At December 31, 2023, we had 395 full-time employees. We believe that our relationships with our employees are satisfactory. No employee is covered by a collective bargaining agreement. From time to time, we use the services of independent consultants and contractors to perform various professional services, including in the areas of geology and geophysics, land, production and midstream operations, construction, design, well site surveillance and supervision, permitting and environmental assessment, legal and income tax preparation and accounting services. Independent contractors, at our request, drill and complete all of our wells and usually perform field and on-site production operation services for us, including midstream services, facilities construction, pumping, maintenance, dispatching, inspection and testing. If significant opportunities for company growth arise and require additional management and professional expertise, we will seek to employ qualified individuals to fill positions where that expertise is necessary to develop those opportunities.
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
We encourage continuing education and study, requiring every employee to complete at least 40 hours of professional training annually. In 2023, for example, our employees completed approximately 22,000 hours of continuing education and study, equating to approximately 59 hours per employee. We also have a formal leadership program that fosters the development and growth of many of our staff with regular meetings and opportunities to enhance their leadership skills.
Proactive Safety Culture
We are proud to have a company culture that emphasizes safety throughout our operations. Our Health, Safety and Environmental (“HSE”) group and of the experienced field and office staff involved in our drilling, completion, production and midstream operations proactively work to minimize safety risks and address any potential areas of concern.
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
•Our industry and the broader U.S. economy have experienced higher than expected inflationary pressures in recent years.
•We cannot predict the impact of the ongoing military conflicts between Russia and Ukraine and Israel and Hamas.
•Our business requires substantial capital expenditures that may exceed our cash flows from operations and potential borrowings.
•Our oil and natural gas reserves are estimated, and significant inaccuracies in our oil and natural gas reserves estimates or underlying assumptions will materially affect the quantities and present value of our reserves.
•The calculated present value of future net revenues from our proved oil and natural gas reserves will not necessarily be the same as the current market value of our estimated oil and natural gas reserves.
•Approximately 39% of our total proved reserves at December 31, 2023 consisted of undeveloped and developed non-producing reserves, and those reserves may not ultimately be developed or produced.
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
•Our failure to identify, complete or integrate future acquisitions successfully could reduce our earnings and hamper our growth.
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
Risks Related to our Operations
•Drilling for and producing oil, natural gas and NGLs is highly speculative and involves a high degree of operational and financial risk.
•Our operations are subject to operational hazards and risks, and insurance against all such risks is not available to us.
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
Risks Related to Third Parties
•Financial difficulties encountered by purchasers, operators or other third parties could decrease our cash flows from operations and adversely affect the exploration and development of our prospects and assets.
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
Risks Related to Laws and Regulations
•Approximately 32% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to various requirements and regulations.
•We are subject to government regulation, including complex environmental laws, which could require significant expenditures.
•We are subject to tax laws and may become subject to new taxes, or tax deductions currently available to us may be eliminated or reduced.
•Legislation and regulatory initiatives relating to hydraulic fracturing, induced seismicity, emissions and climate change could result in increased costs and additional operating restrictions or delays, and the physical effects of climate change could disrupt our production and cause us to incur significant costs.
•New climate disclosure rules proposed by the SEC or states in which we have operations or do business could increase our costs of compliance.
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
•Attention to ESG and conservation matters and a negative shift in market perception towards the oil and natural gas industry could adversely affect us.
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
•The loss of any key personnel or Board member could disrupt our business operations.
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
The prices we receive for the oil, natural gas and NGLs we produce heavily influence our revenue, profitability, cash flow available for capital expenditures, the repayment of debt and the payment of cash dividends, if any, access to capital, borrowing capacity under our Credit Agreement and future rate of growth. Oil, natural gas and NGLs are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil, natural gas and NGLs have been volatile and will likely continue to be volatile in the future. For the year ended December 31, 2023, oil prices averaged $77.60 per Bbl, as compared to $94.33 per Bbl in 2022, ranging from a high of $93.68 per Bbl in late September to a low of $66.74 per Bbl in mid-March, based upon the WTI oil futures contract price for the earliest delivery date. For the year ended December 31, 2023, natural gas prices averaged $2.66 per MMBtu, as compared to $6.54 per MMbtu in 2022, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. During 2023, natural gas prices ranged from a low of $1.99 per MMBtu in late March to a high of $4.17 per MMBtu in early January before finishing the year at $2.51 per MMBtu.
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
•weather conditions and natural disasters, including hurricanes and tropical storms in the Gulf Coast region and severe cold weather in the Delaware Basin;
•political conditions or conflicts in or affecting oil, natural gas and NGL producing regions or countries, including the United States, the Middle East, South America, Russia, Ukraine and China;
•the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, as well as the related actions of U.S. and other governments and governmental organizations relating to oil, natural gas and NGLs, including through sanctions, embargoes, import restrictions and commodity price caps;
•domestic or global health concerns, including the outbreak or resurgence of contagious or pandemic diseases, such as COVID-19 and its variants;
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
Our industry and the broader U.S. economy have experienced higher than expected inflationary pressures in recent years related to increases in oil and natural gas prices, continued supply chain disruptions, labor shortages and geopolitical instability, among other pressures. Should these conditions persist, it may impact our ability to procure services, materials and equipment on a cost-effective basis, or at all, and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Inflation in the U.S. has become much more significant in recent years. Throughout 2022 and 2023, we experienced significant increases in the costs of certain oilfield services, materials and equipment, including diesel, steel, labor, trucking, sand, personnel and completion costs, among others, as a result of the recent increases in oil and natural gas prices, as well as availability constraints, supply chain disruptions, increased demand, labor shortages and wage increases associated with a low U.S unemployment rate, inflation and other factors. Supply and demand fundamentals have been aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, as well as related actions of the U.S. and other governments and governmental organizations relating to oil, natural gas and NGLs, including through sanctions, embargoes, import restrictions and commodity price caps. Should oil and natural gas prices remain at their current levels or increase, we expect to be subject to additional supply chain constraints and service cost inflation in future periods, which may increase our costs to drill, complete, equip and operate wells. In addition, supply chain disruptions and other inflationary pressures being experienced throughout the U.S. and global economy and in the oil and natural gas industry may limit our ability to procure the necessary products and services we need for drilling, completing and producing wells in a timely and cost-effective manner, which could result in reduced margins and delays to our operations and could, in turn, have a material adverse effect on our business, financial condition, results of operations and cash flows.
We cannot predict the impact of the ongoing military conflicts between Russia and Ukraine and Israel and Hamas and the related humanitarian crises on the global economy, energy markets, geopolitical stability and our business.
Although our leasehold acreage is located primarily in the Delaware Basin, the broader consequences of the conflicts between Russia and Ukraine and Israel and Hamas, which may include further sanctions, embargoes, supply chain disruptions, regional instability and geopolitical shifts, may have adverse effects on global macroeconomic conditions, increase volatility in the price and demand for oil and natural gas, increase exposure to cyberattacks, cause disruptions in global supply chains, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. We cannot predict the extent of either conflict’s effect on our business and results of operations as well as on the global economy and energy markets.
Our exploration, development, exploitation and midstream projects require substantial capital expenditures that may exceed our cash flows from operations and potential borrowings, and we may be unable to obtain needed capital on satisfactory terms, which could adversely affect our future growth.
Our exploration, development, exploitation and midstream activities are capital intensive. Our cash, operating cash flows, contributions from our joint venture partners and potential future borrowings under our Credit Agreement, the San Mateo Credit Facility or otherwise may not be sufficient to fund all of our future capital expenditures or future acquisitions. The rate of our future growth is dependent, at least in part, on our ability to access capital at rates and on terms we determine to be acceptable.
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
•the ability and willingness of banks or other financial institutions to lend to us; and
•our ability to access the equity and debt capital markets.

In addition, the possible occurrence of future events, such as decreases in the prices of oil and natural gas, or extended periods of such decreased prices, terrorist attacks, wars or combat peace-keeping missions, the outbreak or resurgence of contagious or pandemic diseases, financial market disruptions, failures of banks, general economic recessions, oil and natural gas industry recessions, oil and natural gas company bankruptcies, accounting scandals, overstated reserves estimates by public oil companies and disruptions in the financial and capital markets, has caused financial institutions, credit rating agencies and the public to more closely review the financial statements, capital structures and spending and earnings of public companies, including energy companies. Such events have constrained the capital available to the energy industry in the past, and such events or similar events could adversely affect our access to funding for our operations in the future.
If our revenues decrease as a result of lower oil and natural gas prices, operating difficulties, declines in reserves or the value thereof or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels, further develop and exploit our current properties or invest in certain opportunities. Alternatively, to develop our properties, pay for higher service costs, fund acquisitions, increase our rate of growth, or expand our midstream operations, we may decide to alter or increase our capitalization substantially through the issuance of debt or equity securities, the sale of production payments, the sale or joint venture of midstream assets, oil and natural gas producing assets or leasehold interests, the sale or joint venture of oil and natural gas mineral interests, the borrowing of funds or otherwise to meet any increase in capital spending. If we succeed in selling additional equity securities or securities convertible into equity securities to raise funds or make acquisitions, the ownership of our existing shareholders would be diluted, and new investors may demand rights, preferences or privileges senior to those of existing shareholders. If we raise additional capital through the issuance of new debt securities or additional indebtedness, we may become subject to additional covenants that restrict our business activities. If we are unable to raise additional capital from available sources at acceptable terms, our business, financial condition and results of operations could be adversely affected.
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
Approximately 39% of our total proved reserves at December 31, 2023 consisted of undeveloped and developed non-producing reserves, and those reserves may not ultimately be developed or produced.
At December 31, 2023, approximately 37% of our total proved reserves were undeveloped and approximately 2% of our total proved reserves were developed non-producing. Our undeveloped and/or developed non-producing reserves may never be developed or produced, or such reserves may not be developed or produced within the time periods we have projected or at the costs we have estimated. SEC rules require that, subject to limited exceptions, proved undeveloped reserves may only be booked if they are related to wells scheduled to be drilled within five years after the date of booking. Delays in the development of our reserves or increases in costs to drill and develop such reserves would reduce the present value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves, resulting in some projects becoming uneconomical and reducing our total proved reserves. In addition, delays in the development of reserves or declines in the oil and/or natural gas prices used to estimate proved reserves in the future could cause us to have to reclassify a portion of our proved reserves as unproved reserves. Any reduction in our proved reserves caused by the reclassification of undeveloped or developed non-producing reserves could materially affect our business, financial condition, results of operations and cash flows.
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
To manage our exposure to price risk, including price differential risk, we, from time to time, enter into hedging arrangements, using primarily “costless collars” or “swaps” with respect to a portion of our future production. Costless collars provide us with downside price protection through the purchase of a put option, which is financed through the sale of a call option. Because the call option proceeds are used to offset the cost of the put option, these arrangements are initially “costless”

to us. Three-way costless collars also provide us with downside price protection through the purchase of a put option, but they also allow us to participate in price upside through the purchase of a call option. The purchase of both the put option and call option are financed through the sale of a call option. Because the proceeds from the call option sale are used to offset the cost of the purchased put and call options, these arrangements are also initially “costless” to us. In the case of a costless collar, the put option and the call option or options have different fixed price components. In a swap contract, a floating price is exchanged for a fixed price over the specified period, providing downside price protection. The goal of these and other hedges is to lock in a range of prices in the case of collars or a fixed price in the case of swaps so as to mitigate price volatility and increase the predictability of cash flows. These transactions limit our potential gains if oil, natural gas or NGL prices rise above the maximum price established by the call option or swap, as applicable, and may offer protection if prices fall below the minimum price established by the put option or swap, as applicable, only to the extent of the volumes then hedged.
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
Furthermore, there may be times when we have not hedged our production when, in retrospect, it would have been advisable to do so. Decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. We may employ hedging strategies in the future that differ from those that we have used in the past, and neither the continued application of our current strategies nor our use of different hedging strategies may be successful. See Note 12 to the consolidated financial statements in this Annual Report for a summary of our open derivative financial instruments at December 31, 2023.
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
Although the completion of additional oil and natural gas pipeline capacity from West Texas to the Texas Gulf Coast and other end markets improved these price differentials in 2020 and 2021, these price differentials for natural gas widened in 2022 and 2023 and could widen further in future periods. Should we experience future periods of negative pricing for natural gas as we have experienced historically, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results.
A component of our growth may come through acquisitions, and our failure to identify, complete or integrate future acquisitions successfully could reduce our earnings and hamper our growth.
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
In addition, the success of our acquisitions will depend, in part, on our ability to realize the anticipated benefits and cost savings from integrating the acquired assets and operations into our business, and there can be no assurance that we will be able to successfully integrate or otherwise realize the anticipated benefits of our acquisitions. The inability to manage the integration of acquisitions effectively could reduce our focus on subsequent acquisitions and current operations and could negatively impact our results of operations and growth potential. Members of our management team may be required to devote considerable amounts of time to the integration process, which will decrease the time they will have to manage our business. Difficulties in integrating our acquisitions into our company may result in us performing differently than expected, in operational challenges or in the delay or failure to realize anticipated expense-related efficiencies, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Potential difficulties that may be encountered in the integration process include, among others:
•the inability to successfully integrate our acquisitions operationally, in a manner that permits us to achieve the full revenue, expected cash flows and cost savings anticipated from such acquisitions;
•not realizing anticipated operating synergies; and
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with such acquisitions.
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
We may engage in bidding and negotiation to complete successful acquisitions. We may be required to alter or increase substantially our capitalization to finance these acquisitions through the use of cash on hand, the borrowing of funds, the issuance of debt or equity securities, the sale of production payments, the sale or joint venture of midstream assets or oil and natural gas producing assets or acreage or otherwise. Our Credit Agreement, the San Mateo Credit Facility and the indentures governing our outstanding senior notes include covenants limiting our ability to incur additional debt. If we were to proceed with one or more acquisitions involving the issuance of our common stock, our shareholders would suffer dilution of their interests.
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
Prior to the drilling of an oil and natural gas well, however, it is standard industry practice for the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed well is to be drilled to ensure there are no obvious deficiencies in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct deficiencies in the marketability of the title, and such title review and curative work entails expense, which may be significant and difficult to accurately predict. A failure to cure any title defects may delay or prevent us from utilizing the associated leasehold right or mineral interest, which may adversely impact our ability to increase production and reserves. In the future, we may suffer a monetary loss from title defects or title failure. Additionally, unproved and unevaluated acreage has greater risk of title defects than developed acreage. If there are any title defects or defects in assignment of leasehold rights or mineral interests in properties in which we hold an interest, we will suffer a financial loss that could adversely affect our financial condition, results of operations and cash flows.
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
If our cash flows and capital resources are insufficient to fund debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, cease the payment of any dividends to our shareholders, seek additional capital or restructure or refinance indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. Our Credit Agreement, the San Mateo Credit Facility and the indentures governing our outstanding senior notes currently restrict our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet scheduled debt service obligations, which could have a material adverse effect on our financial condition and results of operations.
We may incur additional indebtedness, which could reduce our financial flexibility, increase interest expense and adversely impact our operations and our unit costs.
As of February 20, 2024, the maximum facility amount under the Credit Agreement was $2.00 billion, the borrowing base was $2.50 billion and our elected borrowing commitment was $1.325 billion. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected borrowing commitment (subject to compliance with the covenants noted below). At February 20, 2024, we had available borrowing capacity of approximately $772.6 million under our Credit Agreement (after giving effect to outstanding letters of credit). Our borrowing base is determined semi-annually by our lenders based primarily on the estimated value of our existing and future oil and natural gas reserves, but both we and our lenders can request one unscheduled redetermination between scheduled redetermination dates. Our Credit Agreement is secured by our interests in the majority of our oil and natural gas properties and contains covenants restricting our ability to incur additional indebtedness, sell assets, pay dividends and make certain investments. Since the borrowing base is subject to periodic redeterminations, if a redetermination resulted in a borrowing base that was less than our borrowings under the Credit Agreement, we would be required to provide additional collateral satisfactory in nature and value to the lenders to increase the borrowing base to an amount sufficient to cover such excess or repay the deficit in equal installments over a period of six months. If we are required to do so, we may not have sufficient funds to fully make such repayments. The Credit Agreement requires us to maintain a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $75.0 million of unrestricted cash and cash equivalents), divided by a rolling four quarter EBITDA calculation, of 3.50 to 1.0 or less and a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities under the Credit Agreement, of equal to or greater than 1.0 to 1.0 at the end of each fiscal quarter.
As of February 20, 2024, the facility amount under the San Mateo Credit Facility was $535.0 million, and San Mateo had available borrowing capacity of approximately $36.0 million (after giving effect to outstanding letters of credit and subject to San Mateo’s compliance with the covenants noted below). The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in the commitments of the lenders to up to $735.0 million. The San Mateo Credit Facility is non-recourse with respect to Matador and its other subsidiaries, but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. In addition to these restrictions, the San Mateo Credit Facility also contains covenants restricting San Mateo’s ability to incur additional indebtedness, sell assets, pay dividends and make certain investments.
In the future, subject to the restrictions in the indentures governing our outstanding senior notes and in other instruments governing our other outstanding indebtedness (including our Credit Agreement and the San Mateo Credit Facility), we may incur significant amounts of additional indebtedness, including under our Credit Agreement and the San Mateo Credit Facility, through the issuance of additional notes or otherwise, in order to develop our properties, fund acquisitions or invest in certain opportunities. Interest rates on such future indebtedness may be higher than current levels, causing our financing costs to increase accordingly.
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
The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of our proved oil and natural gas reserves at December 31 and June 30 of each year, respectively. We and the lenders may each request an unscheduled redetermination of the borrowing base once between scheduled redetermination dates. In addition, our lenders have the flexibility to reduce our borrowing base due to a variety of factors, some of which may be beyond our control. As of February 20, 2024, our borrowing base was $2.50 billion, our elected borrowing commitment was $1.325 billion, the maximum facility amount under the Credit Agreement was $2.00 billion and we had $500.0 million in outstanding borrowings under, and approximately $52.4 million in outstanding letters of credit issued pursuant to, the Credit Agreement. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, maximum facility amount and elected borrowing commitment (subject to compliance with the covenants noted above). We could be required to repay a portion of any outstanding debt under the Credit Agreement to the extent that, after a redetermination, our outstanding borrowings at such time exceeded the redetermined borrowing base. We may not have sufficient funds to make such repayments, which could result in a default under the terms of the Credit Agreement and an acceleration of the loans thereunder, requiring us to negotiate renewals, arrange new financing or sell significant assets, all of which could have a material adverse effect on our business and financial results.
Our earnings are exposed to interest rate risk associated with borrowings under our Credit Agreement and the San Mateo Credit Facility. Borrowings under the Credit Agreement may be in the form of a base rate loan or a loan based on the secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”). If we borrow funds as a base rate loan, such borrowings will bear interest at a rate equal to the greatest of (i) the prime rate for such day, (ii) the Federal Funds

Effective Rate (as defined in the Credit Agreement) on such day, plus 0.50%, and (iii) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) for a one month tenor, plus 1.00%, plus, in each case, an amount ranging from 0.75% to 1.75% depending on the level of borrowings under the Credit Agreement. If we borrow funds as a SOFR loan, such borrowings will bear interest at a rate equal to (x) the Adjusted Term SOFR Rate for the chosen interest period plus (y) an amount ranging from 1.75% to 2.75% depending on the level of borrowings under the Credit Agreement. If we have outstanding borrowings under our Credit Agreement and interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.
Similarly, borrowings under the San Mateo Credit Facility may be in the form of a base rate loan or a SOFR loan. If San Mateo borrows funds as a base rate loan, such borrowings will bear interest at a rate equal to the greatest of (i) the prime rate for such day, (ii) the Federal Funds Effective Rate (as defined in the San Mateo Credit Facility) on such day, plus 0.50% and (iii) the Adjusted Term SOFR Rate (as defined in the San Mateo Credit Facility) for a one month tenor, plus 1.00% plus, in each case, an amount ranging from 1.25% to 2.25% depending on San Mateo’s Consolidated Total Leverage Ratio (as defined in the San Mateo Credit Facility). If San Mateo borrows funds as a SOFR loan, such borrowings will bear interest at a rate equal to (x) the Adjusted Term SOFR Rate for the chosen interest period plus (y) an amount ranging from 2.25% to 3.25% depending on San Mateo’s Consolidated Total Leverage Ratio. If San Mateo has outstanding borrowings under the San Mateo Credit Facility and interest rates increase, so will San Mateo’s interest costs, which may have a material adverse effect on San Mateo’s results of operations and financial condition.
Interest rates rose significantly during 2022 and remained elevated throughout 2023 as the Federal Reserve sought to control inflation. Interest rates may remain high or increase during 2024. Our Credit Agreement and the San Mateo Credit Facility have floating rates tied to SOFR or other interest rate benchmarks that generally rise alongside the increase in the federal funds rates. As a result, interest expense on our existing floating rate debt rose during 2022 and 2023 and may remain high or increase during 2024. In addition, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly.
The terms of the agreements governing our outstanding indebtedness may restrict our current and future operations, particularly our ability to respond to changes in business or to take certain actions.
Our Credit Agreement, the San Mateo Credit Facility and the indentures governing our senior notes contain, and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interest. One or more of these agreements include covenants that, among other things, restrict our ability to:
•incur or guarantee additional debt or issue certain types of preferred stock;
•pay dividends on capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness;
•transfer or sell assets;
•make certain investments;
•create certain liens;
•enter into agreements that restrict dividends or other payments from our Restricted Subsidiaries (as defined in the indentures governing our outstanding senior notes) to us;
•consolidate, merge or transfer all or substantially all of our assets;
•engage in transactions with affiliates; and
•create unrestricted subsidiaries.
A breach of any of these covenants could result in an event of default under our Credit Agreement, the San Mateo Credit Facility and the indentures governing our outstanding senior notes. For example, our Credit Agreement requires us to maintain a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $75.0 million of unrestricted cash and cash equivalents) divided by a rolling four quarter EBITDA calculation, of 3.50 to 1.0 or less and a current ratio, which is defined as current assets plus the unused availability under the Credit Agreement, divided by current liabilities, of equal to or greater than 1.0 to 1.0. Low oil and natural gas prices or a decline in our oil or natural gas production may adversely impact our EBITDA, cash flows and debt levels, and therefore our ability to comply with this covenant.
Similarly, the San Mateo Credit Facility requires San Mateo to meet a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. Lower revenues as a result of less volumes than anticipated, or otherwise, or an increase in interest rates may adversely impact San Mateo’s EBITDA and interest expense, and therefore San Mateo’s ability to comply with these covenants. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility.
Upon the occurrence of an event of default, all amounts outstanding under the applicable debt agreements could be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. If indebtedness under our Credit Agreement, the San Mateo Credit Facility or the indentures governing our outstanding senior notes is accelerated, there can be no assurance that we will have sufficient assets to repay such indebtedness. The operating and financial restrictions and covenants in these debt agreements and any future financing agreements could materially adversely affect our ability to finance future operations or capital needs or to engage in other business activities.
Our credit rating may be downgraded, which could reduce our financial flexibility, increase interest expense and adversely impact our operations.
In March 2020, our corporate credit rating from S&P Global Ratings was downgraded from “B+” to “B-” and our corporate credit rating from Moody’s Investors Service was downgraded from “B1” to “B3.” The downgrades resulted in significant part due to the sudden decline in oil prices in early 2020. Moody’s Investor Services subsequently upgraded our corporate credit rating to “B2” in July 2020, to “B1” in September 2021 and to “Ba3” in September 2022. S&P Global Ratings upgraded our corporate credit rating to “B” in June 2021, “B+” in January 2022 and “BB-” in September 2022. In September 2021, Fitch Ratings assigned us a corporate credit rating of “B+” and subsequently upgraded our corporate credit rating to “BB-” in September 2022. As of February 20, 2024, our corporate credit ratings from S&P Global Ratings, Moody’s Investors Service and Fitch Ratings remained “BB-,” “Ba3” and “BB-,” respectively. We cannot assure you that our credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Any future downgrade could increase the cost of any indebtedness incurred in the future.
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
In February 2023, April 2023 and July 2023, our Board declared quarterly cash dividends of $0.15 per share of common stock. In October 2023, the Board amended our dividend policy to increase the quarterly dividend to $0.20 per share of common stock and also declared a quarterly cash dividend of $0.20 per share of common stock. On February 13, 2024, the Board declared a quarterly cash dividend of $0.20 per share of common stock payable on March 13, 2024 to shareholders of record as of February 23, 2024. We intend to continue to pay a quarterly dividend in the future pursuant to the dividend policy adopted by our Board. However, the payment and amount of future dividend payments, if any, are subject to declaration by our Board. Such payments will depend on, among other things, our available cash, earnings, financial condition, capital requirements, level of indebtedness, stock price, statutory and contractual restrictions applicable to the payment of dividends and other considerations that our Board deems relevant. Cash dividend payments in the future may only be made out of legally available funds, and, if we experience substantial losses, such funds may not be available.
We do not presently intend to repurchase any shares of our common stock. Certain covenants in our Credit Agreement and the indentures governing our outstanding senior notes may limit our ability to pay dividends or repurchase shares of our common stock. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment, and there is no guarantee that the price of our common stock will exceed the price you paid. We are under no obligation to make dividend payments on our common stock and may cease such payments at any time in the future. Any elimination of or downward revision in our dividend payout could have a material adverse effect on our stock price.
Risks Related to our Operations
Drilling for and producing oil, natural gas and NGLs is highly speculative and involves a high degree of operational and financial risk, with many uncertainties that could adversely affect our business.
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
•inflation in exploration, drilling, completion and production costs;
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
Each of these risks is magnified in wells with longer laterals. In 2023, the average completed lateral length for operated wells turned to sales was approximately 9,800 feet. If we do not drill productive and profitable wells in the future, our business, financial condition, results of operations, cash flows and reserves could be materially and adversely affected.
Our operations are subject to operational hazards and risks, which could result in significant damages and the loss of revenue.
There are numerous operational hazards inherent in oil and natural gas exploration, development, production, gathering, transportation and processing, including:
•natural disasters;
•adverse weather conditions, including hurricanes and tropical storms in the Gulf Coast region and severe cold weather in the Delaware Basin;

•domestic or global health concerns, including the outbreak or resurgence of contagious or pandemic diseases, such as COVID-19 and its variants;
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
Furthermore, our operations may be subject to curtailment due to seismic events. In 2021, the NMOCD implemented new rules establishing protocols in response to seismic events in New Mexico. The protocols require enhanced reporting and varying levels of curtailment of injection rates for salt water disposal wells, including potentially shutting in wells, in the area of seismic events based on the magnitude, timing and proximity to the seismic event. If a seismic event were to occur in the area of our operations, the salt water disposal wells that we deliver to or operate may be shut in or curtailed, which may result in increased expenses or the curtailment of our oil and natural gas production. In addition, if such a seismic event occurred in the area of the Company’s or San Mateo’s operations, the Company or San Mateo may be required to shut in or curtail the volumes disposed in its salt water disposal wells. For example, the salt water disposal well we acquired in the Advance Acquisition is restricted due to these protocols. Any such further events could adversely impact our and San Mateo’s revenues and cash flows.
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
Almost all of our current oil and natural gas production and our proved reserves are attributable to our properties in the Delaware Basin in Southeast New Mexico and West Texas, the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana. In recent years, the Delaware Basin has become an area of increasing focus for us, and approximately 96% of our total oil and natural gas production for 2023 was attributable to our properties in the Delaware Basin. Since 2016, the vast majority of our capital expenditures have been allocated to the Delaware Basin. We expect that substantially all of our capital expenditures in 2024 will continue to be in the Delaware Basin, with the exception of amounts allocated to limited operations and certain non-operated well opportunities in our South Texas and Haynesville shale positions.
The industry focus on the Delaware Basin may adversely impact our ability to gather, transport and process our oil and natural gas production due to significant competition for access to gathering systems, pipelines, processing and refinery facilities and oil, condensate and produced water trucking operations. Due to the concentration of our operations, we may be disproportionately exposed to the impact of delays or interruptions of production from our wells in our operating areas caused by transportation capacity constraints or interruptions, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions or plant closures for scheduled or unscheduled maintenance. Due to our concentration of properties in the Delaware Basin, we are also particularly exposed to any differential between benchmark prices of oil and natural gas and the wellhead price we receive for our production. See “—Risks Related to our Financial Condition—A change in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we receive for our production could adversely affect our business, financial condition, results of operations and cash flows.”
Our operations may also be adversely affected by weather conditions and events such as hurricanes, tropical storms and inclement winter weather, resulting in delays in drilling and completions, damage to facilities and equipment and the inability to receive equipment or access personnel and products at affected job sites in a timely manner. For example, in recent years, the Delaware Basin has experienced periods of severe winter weather that impacted many operators. In particular, weather conditions and freezing temperatures have resulted in shut-ins of producing wells, power outages, curtailments in trucking, delays in drilling and completion of wells and other production constraints. Certain areas of the Delaware Basin have also experienced periods of severe flooding that impacted our operations as well as many other operators in the area, resulting in delays in drilling, completing and initiating production on certain wells. As we continue to focus our operations on the Delaware Basin, we may increasingly face these and other challenges posed by severe weather.
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
Shortages or the high cost of drilling rigs, completion equipment and services, drill pipe, casing and other tubular goods, personnel or supplies, including sand and other proppants, could delay or adversely affect our operations. When drilling activity in the United States or a particular operating area increases, associated costs typically also increase, including those costs related to drilling rigs, equipment, supplies, drill pipe, casing and other tubular goods, including sand and other proppants, and personnel and the services and products of other industry vendors. These costs may increase, and necessary equipment, supplies and services may become unavailable to us at economical prices. Should this increase in costs occur, we may delay drilling or completion activities, which may limit our ability to establish and replace reserves, or we may incur these higher costs, which may negatively affect our business, financial condition, results of operations and cash flows. In addition, should oil and natural gas prices decline, third-party service providers may face financial difficulties and be unable to provide services. A reduction in the number of service providers available to us may negatively impact our ability to retain qualified service providers, or obtain such services at costs acceptable to us. Further, supply chain disruptions and other inflationary pressures being experienced throughout the United States and global economy may limit our ability to procure the necessary products and services for drilling and completing wells in a timely and cost effective manner, which could result in reduced margins and delays in our drilling and completion activities which, in turn, could adversely affect our business, financial condition, results of operations and cash flows.
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
From time-to-time, we, through San Mateo, Pronto or otherwise, plan and construct midstream projects, some of which may take a number of months before commercial operation, such as construction of oil, natural gas and produced water gathering or transportation systems, construction of natural gas processing plants, drilling of commercial salt water disposal wells and construction of related facilities. These projects are complex and subject to a number of factors beyond our control, including delays from third-party landowners, the permitting process, government and regulatory approval, compliance with laws, unavailability of materials, labor disruptions, environmental hazards, financing, accidents, weather and other factors. Any delay in the completion of these projects could have a material adverse effect on our business, results of operations, liquidity, financial condition and the ability of San Mateo or Pronto to attract third-party customers. The construction of produced water disposal facilities, pipelines and gathering and processing facilities requires the expenditure of significant amounts of capital, which may exceed our estimated costs. Estimating the timing and expenditures related to these development projects is very complex and subject to variables that can significantly increase expected costs. Should the actual costs of these projects exceed our estimates, our liquidity and financial condition could be adversely affected. This level of development activity requires significant effort from our management and technical personnel and places additional requirements on our financial resources and internal financial controls. We may not have the ability to attract and/or retain the necessary number of personnel with the skills required to bring complicated projects to successful conclusions.
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
At December 31, 2023, we had leasehold interests in approximately 30,600 net acres across all of our areas of interest that are not currently held by production and are subject to leases with primary or renewed terms that expire prior to 2029. Unless we establish and maintain production, generally in paying quantities, on units containing these leases during their terms or we renew such leases, these leases will expire. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. In addition, on certain portions of our acreage, third-party leases, or top leases, may have been taken and could become immediately effective if our leases expire. If our leases expire or we are unable to renew such leases, we will lose our right to develop the related properties. As such, our actual drilling activities may materially differ from our current expectations, which could adversely affect our business, financial condition, results of operations and cash flows.
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
Risks Related to Third Parties
Financial difficulties encountered by our oil, natural gas and NGL purchasers, third-party operators or other third parties could decrease our cash flows from operations and adversely affect the exploration and development of our prospects and assets.
We derive most of our revenues from the sale of our oil, natural gas and NGLs to unaffiliated third-party purchasers, independent marketing companies and midstream companies. We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. For each of the years ended December 31, 2023, 2022 and 2021, we had three significant purchasers that collectively accounted for approximately 76%, 70% and 72%, respectively, of our total oil, natural gas and NGL revenues. We cannot ensure that we will continue to have ready access to suitable markets for our future production. If we lost one or more of these customers and were unable to sell our production to other customers on terms we consider acceptable, it could materially and adversely affect our business, financial condition, results of operations and cash flows. Furthermore, we cannot predict the extent to which counterparties’ businesses would be impacted if oil and natural gas prices decline, such prices remain depressed for a sustained period of time or other conditions in our industry were to deteriorate. Any delays in payments from our purchasers caused by financial problems encountered by them could have an immediate negative effect on our results of operations and cash flows.
In addition to credit risk related to purchasers of our production, we also face credit risk through receivables from joint interest owners on properties we operate and from San Mateo’s and Pronto’s customers. Joint interest receivables arise from billing entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we drill. We are generally unable to control which co-owners participate in our wells. Liquidity and cash flow problems encountered by our joint interest owners or the third-party operators of our non-operated properties may prevent or delay the drilling of a well or the development of a project. Our joint interest owners may be unwilling or unable to pay their share of the costs of projects as they become due. In the case of a farmout party, we would have to find a new farmout party or obtain alternative funding in order to complete the exploration and development of the prospects subject to a farmout agreement. In the case of a working interest owner, we could be required to pay the working interest owner’s share of the project costs. If we are not able to obtain the capital necessary to fund either of these contingencies or find a new farmout party, our results of operations and cash flows could be adversely affected.
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
We may be required to shut in wells for lack of a market or because of inadequate or unavailable pipelines, gathering systems, processing facilities or trucking capacity. If that were to occur, we would be unable to realize revenue from those wells until production arrangements were made to deliver our production to market. Furthermore, if we were required to shut in wells, we might also be obligated to pay shut-in royalties to certain mineral interest owners in order to maintain our leases.
The disruption of our own or third-party facilities due to maintenance, weather or other factors could negatively impact our ability to market and deliver our oil, natural gas and NGLs. If our costs to access and transport on these pipelines significantly increase, our profitability could be reduced. Third parties control when or if their facilities are restored and what prices will be charged. In the past, we have experienced pipeline and natural gas processing interruptions and capacity and infrastructure constraints associated with natural gas production. While we have entered into natural gas processing and transportation agreements covering the anticipated natural gas production from a significant portion of our Delaware Basin acreage in Southeast New Mexico and West Texas, no assurance can be given that these agreements will alleviate these issues completely, and we may be required to pay deficiency payments under such agreements if we do not meet the gathering or processing commitments, as applicable. For example, in January 2024, we experienced temporary natural gas pipeline and processing interruptions due to maintenance and constraints that are estimated to have resulted in approximately 5,500 BOE per day of less production. We may experience similar interruptions and processing capacity constraints as we continue to explore and develop our Wolfcamp, Bone Spring and other liquids-rich plays in the Delaware Basin in 2024. If we were required to shut in our production for long periods of time due to pipeline interruptions or lack of processing facilities or capacity of these facilities, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We conduct a portion of our operations through joint ventures, which subjects us to additional risks that could have a material adverse effect on the success of these operations, our financial position, results of operations or cash flows.
We own and operate substantially all of our midstream assets in Eddy County, New Mexico and Loving County, Texas through San Mateo, and we have and may continue to enter into other joint venture arrangements in the future. The nature of a joint venture requires us to share a portion of control with unaffiliated third parties. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing us to fund operating and/or capital expenditures, the timing and amount of which we may not control. In addition, if our joint venture partners do not fulfill their contractual, financial and other obligations, the affected joint venture may be unable to operate according to its business plan, and we may be required to increase our level of financial commitment or seek third-party capital, which could dilute our ownership in the applicable joint venture. If we do not timely meet our financial commitments or otherwise comply with our joint venture agreements, our ownership of and rights with respect to the applicable joint venture may be reduced or otherwise adversely affected. Furthermore, there can be no assurance that any joint venture will be successful or generate cash flows at the level we have anticipated, or at all. Differences in views among joint venture participants could also result in delays in business decisions or otherwise, failures to agree on major issues, operational inefficiencies and impasses, litigation or other issues. We provide management functions for certain joint ventures and may provide such services for future joint venture arrangements, which may require additional time and attention of management or require us to hire or contract additional personnel. Third parties may also seek to hold us liable for a joint venture’s liabilities. These issues or any other difficulties that cause a joint venture to deviate from its original business plan could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Because of the natural decline in production in the regions of San Mateo’s and Pronto’s midstream operations, San Mateo’s and Pronto’s long-term success depend on their ability to obtain new sources of products, which depends on certain factors beyond San Mateo’s and Pronto’s control. Any decrease in supplies to their midstream facilities could adversely affect San Mateo’s and Pronto’s business and operating results.
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
From time to time, we have entered into and may in the future enter into certain oil, natural gas or produced water gathering or transportation agreements, natural gas processing agreements, NGL transportation agreements, produced water disposal agreements or similar commercial arrangements with midstream companies, including San Mateo. Certain of these agreements require us to meet minimum volume commitments, often regardless of actual throughput. Reductions in our drilling activity could result in insufficient production to fulfill our obligations under these agreements. As of December 31, 2023, our long-term contractual obligations under agreements with minimum volume commitments totaled approximately $764.2 million over the terms of the agreements. If we have insufficient production to meet the minimum volume commitments under any of these agreements, our cash flow from operations will be reduced, which may require us to reduce or delay our planned investments and capital expenditures or seek alternative means of financing, all of which may have a material adverse effect on our results of operations.
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
In addition, other companies may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer. The cost to attract and retain qualified personnel has increased in recent years due to a competitive labor market, inflation and other factors, and may increase substantially in the future. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, developing midstream assets, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
To develop our business, we endeavor to use the business relationships of our management and Board to enter into strategic relationships, which may take the form of contractual arrangements with other oil and natural gas companies and service companies, including those that supply equipment and other resources that we expect to use in our business, as well as midstream companies and certain financial institutions. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to incur or undertake in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.
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
Risks Related to Laws and Regulations
Approximately 32% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands.
At December 31, 2023, Matador held approximately 152,200 net leasehold and mineral acres in the Delaware Basin, primarily in Eddy and Lea Counties, New Mexico and in Loving and Ward Counties, Texas, of which approximately 48,100 net acres, or about 32%, was on federal lands administered by the BLM. In addition to permits issued by state and local authorities, oil and natural gas activities on federal lands also require permits from the BLM. Permitting for oil and natural gas activities on federal lands can take significantly longer than the permitting process for oil and natural gas activities not located on federal lands. In addition, government disruptions, such as a shutdown of the U.S. federal government resulting from the failure to pass budget appropriations, adopt continuing funding resolutions or raise the debt ceiling, could delay or halt the granting and renewal of such permits or other licenses, approvals or certificates required to conduct our operations. Delays in obtaining necessary permits or other approvals can disrupt our operations and have a material adverse effect on our business. BLM leases contain relatively standardized terms and require compliance with detailed regulations and orders, which are subject to change. For example, on August 16, 2022, H.R. 5376, commonly known as the Inflation Reduction Act of 2022 (the “IRA”), was enacted. Pursuant to the IRA, the royalty rate for federal leases issued on or after August 16, 2022 was increased to 16.67 percent. On July 24, 2023, the BLM issued a proposed rule that would revise the BLM’s oil and gas leasing regulations, including aligning royalty rates, rentals, and minimum bids with the IRA, and would update the bonding requirements for leasing, development and production. These operations are also subject to BLM rules regarding engineering and construction specifications for production facilities, ability to commingle production, safety procedures, the valuation of production, the payment of royalties, the removal of facilities, the posting of bonds, hydraulic fracturing, the control of air emissions and other areas of environmental protection. These rules could result in increased compliance costs for our operations, which in turn could have a material adverse effect on our business and results of operations. Under certain circumstances, the BLM may require our operations on federal leases to be suspended or terminated. In addition, litigation related to leasing and permitting of federal lands could also restrict, delay or limit our ability to conduct operations on our federal leasehold or acquire additional federal leasehold. In January 2021, the Biden administration issued the Biden Administration Federal Lease Orders limiting the issuance of federal drilling permits and other necessary federal approvals. The BLM indicated that the Lease Sale Litigation and the Social Cost of Carbon Litigation could delay lease sales and the approval of drilling permits. Although some of the restrictions in the Biden Administration Federal Lease Orders have lapsed, the impact of these and similar federal actions remains unclear. Should these or other limitations or prohibitions be imposed or continue to be applied, our oil and natural gas operations on federal lands could be adversely impacted. At the federal level, various policy makers, regulatory agencies and political candidates, including President Biden, have also proposed restrictions on hydraulic fracturing, including its outright prohibition. It is possible that any such restrictions on hydraulic fracturing may particularly target activity on federal lands. Any federal legislation, regulations or orders intended to limit or restrict oil and natural gas operations on federal lands, if enacted, could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
We do not believe that full insurance coverage for all potential damages is available at a reasonable cost. Failure to comply with these laws and regulations may also result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties, injunctive relief and/or the imposition of investigatory or other remedial obligations. The costs of remedying noncompliance may be significant, and remediation obligations could adversely affect our financial condition, results of operations and leasehold acreage. Laws, rules and regulations protecting the environment have changed frequently and the changes often include increasingly stringent requirements. These laws, rules and regulations may impose liability on us for environmental damage and disposal of hazardous and non-hazardous materials even if we were not negligent or at fault. We may also be found to be liable for the conduct of others or for acts that complied with applicable laws, rules or regulations at the time we performed those acts. These laws, rules and regulations are interpreted and enforced by numerous federal and state agencies. In addition, private parties, including the owners of properties upon which our wells are drilled or our facilities are located, the owners of properties adjacent to or in close proximity to those properties or non-

governmental organizations such as environmental groups, may also pursue legal actions against us based on alleged non-compliance with certain of these laws, rules and regulations. For example, a number of lawsuits have been filed in some states against others in our industry alleging that fluid injection or oil and natural gas extraction have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. Private parties may also pursue legal actions challenging permitting programs that authorize certain of our operations. For example, it is possible that courts could vacate relevant NWPs as such potential permit coverage relates to activities in the oil and natural gas sector, or the Biden administration could choose to suspend the availability of NWPs in the future, thereby forcing our relevant operations to seek coverage under individual permits under CWA Section 404 (which is a longer and more administratively complex process that is subject to NEPA).
Part of the regulatory environment in which we operate includes, in some cases, federal requirements for obtaining environmental assessments, environmental impact statements and/or plans of development before commencing exploration and production or midstream activities. Oil and natural gas operations in certain of our operating areas can be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife. For example, on March 27, 2023, a final rule became effective that, among other things, lists the lesser prairie-chicken as endangered under the ESA in certain portions of southeastern New Mexico where we operate. On July 3, 2023, the USFWS issued a proposed rule to list the dunes sagebrush lizard as endangered. We participate in candidate conservation agreements for the lesser prairie-chicken, as well as the dunes sagebrush lizard and the Texas hornshell mussel, pursuant to which we are restricted from operating in certain sensitive locations or at certain times. The listing of the dunes sagebrush lizard as endangered, participation in such candidate conservation agreements or the designation of previously unprotected species as threatened or endangered species could prohibit drilling or other operations in certain of our operating areas, cause us to incur increased costs arising from species protection measures or result in limitations on our exploration and production and midstream activities, each of which could have a material adverse impact on our business, financial condition, results of operations and cash flows. See “Business—Regulation.”
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
Historically, we have generated and carried forward net operating losses (“NOL”) in amounts sufficient to offset substantially all of our taxable income and, thus, have not incurred material federal or state income tax liabilities. As of December 31, 2022, we had utilized all of our federal NOL carryovers. During 2023, we recognized research and experimental expenditure tax credits of $74.0 million, which had the effect of reducing our federal income tax liability for 2023. Our federal and state income tax liabilities in 2024 and subsequent years will be dependent upon a variety of factors that will impact our taxable income, including oil and natural gas prices, allowable deductions and any legislative changes thereon, in addition to any tax credits generated that would offset tax liabilities in future periods.
Additionally, the IRA contains a number of revisions to the Internal Revenue Code, including (i) a 15% corporate minimum income tax for certain corporations with more than $1 billion in average adjusted financial statement income for the three-year tax period ending before the corporation’s current tax year, (ii) a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022 and (iii) expanded business tax credits and incentives for the development of clean energy projects and the production of clean energy. The impact of the 15% corporate minimum tax will depend on our results of operations each year. While we do not expect such minimum tax (or any other tax provision contained in the IRA) to have any immediate material impact, we will continue to evaluate its future impact as further information becomes available.
In addition, there has been a significant amount of discussion by legislators and presidential administrations concerning a variety of energy tax proposals at the U.S. federal level. Periodically, legislation is introduced to eliminate certain key U.S. federal income tax preferences currently available to oil and natural gas exploration and production companies. Such changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for certain oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain U.S. production or manufacturing activities and (iv) the increase in the amortization period for geological and geophysical costs paid or incurred in connection with the exploration for, or development of, oil or natural gas within the United States. The passage of any such legislation or any other similar change in U.S. federal income or state tax law could affect certain tax deductions that are currently available with respect to oil and natural gas exploration and production activities and could negatively impact our financial condition, results of operations and cash flows.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Hydraulic fracturing involves the injection of water, sand or other proppants and chemicals under pressure into rock formations to stimulate oil and natural gas production. We routinely use hydraulic fracturing to complete wells in order to produce oil, natural gas and NGLs from formations such as the Wolfcamp and Bone Spring plays, the Eagle Ford shale and the Haynesville shale, where we focus our operations. Hydraulic fracturing has been regulated at the state and local level through permitting and compliance requirements. Federal, state and local laws or regulations targeting various aspects of the hydraulic fracturing process are being considered, or have been proposed or implemented. In past sessions, Congress has considered, but has not passed, legislation to amend the SDWA, to remove the SDWA’s exemption granted to most hydraulic fracturing operations (other than operations using fluids containing diesel) and to require reporting and disclosure of chemicals used by oil and natural gas companies in the hydraulic fracturing process. Also at the federal level, in March 2015, the BLM issued final rules, including new requirements relating to public disclosure, wellbore integrity and handling of flowback water, to regulate hydraulic fracturing on federal and Indian lands, but these rules never became effective. These rules were rescinded by rule in December 2017. The rescission was challenged, and the challenge remains pending before the Ninth Circuit Court of Appeals. Separately, in 2016, BLM issued the 2016 Waste Prevention Rule to address flaring, venting and leaks from oil and natural gas operations on federal lands. Following litigation, the 2016 Waste Prevention Rule was vacated. However, the IRA contains a suite of provisions addressing onshore and offshore oil and natural gas development under federal leases. Under the authority of the IRA, on November 30, 2022, BLM proposed new regulations to reduce the waste of natural gas from venting, flaring, and leaks during oil and natural gas production activities on federal and Indian leases. In addition, in July 2023, the Louisiana Department of Natural Resources issued a proposed rule that would restrict routine venting and flaring of methane from oil and natural gas production facilities in the state.
Various policymakers, regulatory agencies and political candidates at the federal, state and local levels have proposed restrictions on hydraulic fracturing, including its outright prohibition. Any such restrictions on hydraulic fracturing on federal lands could adversely impact our operations in the Delaware Basin, and an outright prohibition would adversely impact essentially all of our operations. In addition, a number of states and local regulatory authorities are considering or have implemented more stringent regulatory requirements applicable to hydraulic fracturing, including bans or moratoria on drilling that effectively prohibit further production of oil and natural gas through the use of hydraulic fracturing or similar operations. For example, Texas and New Mexico have adopted regulations that require the disclosure of information regarding the substances used in the hydraulic fracturing process. Bills have been introduced in the New Mexico legislature to place a moratorium on, ban or otherwise restrict hydraulic fracturing activities, including prohibiting the injection of fresh water in such operations. Although such bills have not passed, similar laws, rules, regulations or orders, if passed at the local, state or federal level could limit our operations.
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
We believe it is likely that scientific and political attention to issues concerning the extent, causes of and responsibility for climate change will continue, with the potential for further regulations and litigation that could affect our operations. Our operations result in greenhouse gas emissions. The EPA has published its final findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and welfare because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. There were attempts at comprehensive federal legislation establishing a cap and trade program, but that legislation did not pass. Further, various states have considered or adopted legislation that seeks to control or reduce emissions of greenhouse gases from a wide range of sources. Internationally, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the United States in April 2016, requires countries to review and “represent a progression” in their intended NDCs, which set greenhouse gas emission reduction goals, every five years beginning in 2020. The United States exited the Paris Agreement in November 2020 but rejoined the agreement effective February 19, 2021. In April 2021, the United States made its NDC submittal, setting a goal to achieve a 50 to 52% reduction from 2005 levels in economy-wide net greenhouse gas pollution in 2030. Further, in November 2021, the United States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of alternative sources of energy. On August 16, 2022, the IRA created the Methane Emissions Reduction Program to incentivize methane emission reductions and, for the first time ever, impose a fee on GHG emissions from certain facilities that exceed specified emissions levels. Further, on November 11, 2022, the EPA issued a supplemental notice of proposed rulemaking on methane and greenhouse gas emissions from new and existing sources in the oil and natural gas industry. On December 2, 2023, the EPA issued a prepublication version of a final rule to reduce methane and volatile organic chemicals emissions from the oil and natural gas sector, which strengthens and expands the EPA’s November 1, 2021 proposed revisions to the New Source Performance Standards program established under Section 111 of the CAA and creates new emissions restrictions for existing sources as well. On November 17, 2023, the EPA issued a final rule that enables states to implement more stringent methane emissions standards than the federal guidelines require. In 2019, New Mexico’s governor signed an executive order declaring that New Mexico would support the goals of the Paris Agreement by joining the U.S. Climate Alliance, a bipartisan coalition of governors committed to reducing greenhouse gas emissions consistent with the goals of the Paris Agreement. The stated objective of the executive order is to achieve a statewide reduction in greenhouse gas emissions of at least 45% by 2030 as compared to 2005 levels. The executive order also requires New Mexico regulatory agencies to create an “enforceable regulatory framework” to ensure methane emission reductions. In 2021, the NMOCD implemented rules regarding the reduction of natural gas waste and the control of emissions that, among other items, prohibits flaring in certain circumstances and requires upstream and midstream operators to reduce natural gas waste by a fixed amount each year and achieve a 98% natural gas capture rate by the end of 2026. The NMED adopted rules and regulations in April 2022 to address the formation of ground-level ozone, including from existing oil and natural gas operations. In August 2022, the NMED issued a final rule imposing additional controls on oil and natural gas operations to reduce ozone-precursor emissions. A challenge to the ozone precursor rule is currently pending in New Mexico state court. The EPA has begun adopting and implementing a comprehensive suite of regulations to restrict greenhouse gas emissions under existing provisions of the CAA and the recent authority of the IRA. Legislative and regulatory initiatives related to climate change and greenhouse gas emissions could, and in all likelihood would, require us to incur increased operating costs adversely affecting our profits and could adversely affect demand for the oil and natural gas we produce, depressing the prices we receive for oil and natural gas.
In an interpretative guidance on climate change disclosures, the SEC indicated that climate change could have an effect on the severity of weather (including hurricanes, droughts and floods), sea levels, the arability of farmland and water availability and quality. If such effects were to occur, there is the potential for our exploration and production operations to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low-lying areas, disruption of our production, less efficient or non-routine operating practices necessitated by climate effects and increased costs for insurance coverage in the aftermath of such effects. Any future exploration and development activities and equipment could also be adversely affected by severe weather conditions such as hurricanes or freezing temperatures, which may cause a loss of production from temporary cessation of activity from regional power outages or lost or damaged facilities and equipment. Such severe weather conditions could also impact access to our drilling and production facilities for routine operations, maintenance and repairs and the availability of and our access to, necessary third-party services, such as gathering, processing, compression and transportation services. These constraints and the resulting shortages or high costs could delay or temporarily halt our operations and materially increase our operation and capital costs, which could have a material adverse effect on our business, financial condition and results of operations. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by us or other midstream companies, service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change. In addition, our hydraulic fracturing operations require large amounts of water. See “—Risks Related to our Operations—If we are unable to acquire adequate supplies of water for our drilling and hydraulic fracturing operations or are unable to dispose of the water we use at a reasonable cost and pursuant to applicable environmental rules, our ability to produce oil and natural gas commercially and in commercial quantities could be impaired.” Should climate change or other drought conditions occur, our ability to obtain water of a sufficient quality and quantity could be impacted and in turn, our ability to perform hydraulic fracturing operations could be restricted or made more costly.
The adoption of legislation or regulatory programs to reduce greenhouse gas emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have a material adverse effect on our business, financial condition and results of operations. Reduced demand for the oil and natural gas that we produce could also have the effect of lowering the value of our reserves. In addition, there have also been efforts in recent years to influence the investment community, including investment advisors, investment fund managers and certain family foundations, universities, individual investors and sovereign wealth, pension and endowment funds, promoting divestment of, or limit investment in, fossil fuel equities and pressuring lenders to limit or stop funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Additionally, the threat of climate change has resulted in increasing political risk in the United States as various policy makers, regulatory agencies and political candidates at the federal, state and local levels have proposed bans of new leases for production of minerals on federal properties and various restrictions on hydraulic fracturing, including its outright prohibition. In January 2021, the Biden administration issued the Biden Administration Federal Lease Orders, limiting the issuance of federal drilling permits and other federal approvals. Also in 2021, President Biden issued an executive order directing the federal government to utilize certain calculations of the “social cost” of carbon and other greenhouse gases in its decision making. The BLM indicated that the Lease Sale Litigation and the Social Cost of Carbon Litigation could delay lease sales and the approval of drilling permits. Although some of the restrictions in the Biden Administration Federal Lease Orders have lapsed, the impact of these and similar federal actions remains unclear. Should these or other limitations or prohibitions be imposed or continue to be applied, our oil and natural gas operations on federal lands could be adversely impacted.
President Biden and the Democratic Party, which now controls the U.S. Senate, have identified climate change as a priority, and new executive orders, regulatory action and/or legislation targeting greenhouse gas emissions, promoting energy efficiency or the development and consumption of alternative forms of energy, or prohibiting or restricting oil and natural gas development activities in certain areas, have been proposed and/or promulgated during the Biden administration and additional such measures are likely. The Biden administration has issued multiple executive orders pertaining to environmental regulations and climate change, including the Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis and the Executive Order on Tackling the Climate Crisis at Home and Abroad. In the latter executive order, President Biden established climate change as a primary foreign policy and national security consideration, affirmed that achieving net-zero greenhouse gas emissions by or before 2050 is a critical priority, affirmed his administration’s desire to establish the United States as a leader in addressing climate change and generally further integrated climate change and environmental justice considerations into government agencies’ decision-making, among other measures. Finally, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against oil and natural gas companies in connection with their greenhouse gas emissions. Should we be targeted by any such litigation or investigations, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the causation of or contribution to the asserted damage, or to other mitigating factors. The ultimate impact of greenhouse gas emissions-related agreements, legislation and measures on our financial performance is highly uncertain because we are unable to predict, for a multitude of individual jurisdictions, the outcome of political decision-making processes and the variables and trade-offs that inevitably occur in connection with such processes.
New climate disclosure rules proposed by the SEC or states in which we have operations or do business could increase our costs of compliance and adversely impact our business.
On March 21, 2022, the SEC released proposed new rules that would require significantly expanded climate-related disclosures in SEC filings, including certain climate-related risks, climate-related metrics and greenhouse gas emissions, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. The proposed rules include certain phase-in compliance dates for disclosure of Scope 1, 2 and 3 greenhouse gas emissions. As initially proposed, large accelerated filers such as us would be obligated to disclose Scope 1 and 2 greenhouse gas emissions beginning in the first filing year in which the rules apply and disclose Scope 3 greenhouse gas emissions beginning in the following filing year. While we are currently assessing the proposed rule, the final form and substance of the rule is not yet known, and at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. In addition, in the absence of federal action, states may propose and adopt climate disclosure requirements.
In the event the SEC finalizes its proposed climate disclosure rule or states in which we operate or do business adopt climate disclosure requirements, we could incur significant additional costs relating to the assessment and disclosure of climate-related risks, including costs relating to monitoring, collecting, analyzing and reporting the new metrics and implementing systems and procuring additional internal and external personnel with the requisite skills and expertise to serve those functions. These additional costs or changes in operations could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain investors and lenders restricting or seeking more stringent conditions with respect to their investments in carbon-intensive sectors. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures to be misleading or deficient.
New regulations on all emissions from our operations could cause us to incur significant costs.
In recent years, the EPA issued final rules to subject oil and natural gas operations to regulation under the NSPS and NESHAP programs under the CAA and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured oil and natural gas wells, compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. These rules have required changes to our operations, including the installation of new equipment to control emissions. In January 2023, the EPA announced a proposed consent decree that, if finalized as proposed, would establish a December 10, 2024 deadline for the EPA to review and propose revisions to the NESHAP for oil and natural gas production facilities and natural gas transmission and storage facilities, which may require us to make additional changes to our operations. The EPA finalized a more stringent National Ambient Air Quality Standard for ozone in October 2015. The EPA finished promulgating final area designations under the new standard in 2018, which, to the extent areas in which we operate have been classified as “non-attainment” areas, may result in an increase in costs for emission controls and requirements for additional monitoring and testing, as well as a more cumbersome permitting process. To the extent regions reclassified as non-attainment areas under the lower ozone standard have begun implementing new, more stringent regulations, those regulations could also apply to our or San Mateo’s customers’ operations. Generally, it takes states several years to develop compliance plans for their non-attainment areas. In November 2016, BLM issued final rules relating to the venting, flaring and leaking of natural gas by oil and natural gas producers who operate on federal and Indian lands. The rules were designed to limit routine flaring of natural gas, require the payment of royalties on avoidable natural gas losses and require plans or programs relating to natural gas capture and leak detection and repair. Following litigation, the 2016 Waste Prevention Rule was vacated. However, the IRA contains a suite of provisions addressing onshore and offshore oil and natural gas development under Federal leases. Under the authority of the IRA, on November 30, 2022, BLM proposed new regulations to reduce the waste of natural gas from venting, flaring, and leaks during oil and natural gas production activities on Federal and Indian leases. If not withdrawn or significantly revised, these proposed rules are expected to result in an increase to our operating costs and changes in our operations. In December 2023, the EPA issued final NSPS updates and emission guidelines to reduce methane and other pollutants from the oil and gas industry. In addition, several states are pursuing similar measures to regulate emissions of methane from new and existing sources within the oil and natural gas source category. As a result of this continued regulatory focus, future federal and state regulations of the oil and natural gas industry remain a possibility and could result in increased compliance costs for our operations.

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
Our stock price has experienced volatility and could vary significantly as a result of a number of factors. In 2023, our stock price fluctuated between a high of $69.41 and a low of $42.04. In addition, the trading volume of our common stock may continue to fluctuate and cause significant price variations to occur. In the event of a drop in the market price of our common stock, you could lose a substantial part or all of your investment in our common stock. In addition, the stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.
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
•domestic or global health concerns, including the outbreak or resurgence of contagious or pandemic diseases, such as COVID-19 and its variants;
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
Attention to ESG and conservation matters and a negative shift in market perception towards the oil and natural gas industry could adversely affect demand for oil and natural gas and our stock price.
Attention from governmental and regulatory bodies, investors, consumers and other stakeholders on ESG practices, together with changes in consumer, industrial and commercial behavior, investor and societal expectations on companies to address climate change and to make voluntary disclosures related to climate change and sustainability, preferences and attitudes with respect to the generation and consumption of energy, the use of hydrocarbons and the use of products manufactured with, or powered, by hydrocarbons, may result in the enactment of climate and ESG-related regulations, policies and initiatives at the government, regulator, corporate and/or investor community levels; technological advances with respect to the generation, transmission, storage and consumption of energy; and the development of, and increased demand from consumers for, lower-emission products and services. These developments may in the future result in increased costs (including increased costs associated with compliance, shareholder engagement, contracting and insurance) and reduced demand for products manufactured with, or powered by, petroleum products, as well as the demand for our products and services. Such developments could result in downward pressure on the stock prices of oil and natural gas companies, including ours.
In addition, negative perceptions regarding our industry and reputational risks, including perceptions related to the sufficiency of our ESG program (which may include policies, practices and extralegal objectives related to climate change, environmental stewardship, social responsibility and corporate governance), may in the future adversely affect our ability to successfully carry out our business strategy by adversely affecting our access to capital. In particular, certain segments of the investor community have recently expressed negative sentiment towards investing in the oil and natural gas industry. In recent years prior to 2021, equity returns in the sector versus other industry sectors have led to lower oil and natural gas representation in certain key equity market indices. Some investors, including certain pension funds, sovereign wealth funds, university endowments, individual investors and family foundations, have stated policies to reduce or eliminate their investments in the oil and natural gas sector based on social and environmental considerations. Other significant investors and asset managers, both domestically and internationally, have published ESG guidelines and disclosure standards that companies in which they invest are expected to adopt or follow.
Certain other stakeholders have pressured commercial and investment banks and other capital providers to stop or limit funding of oil and natural gas projects and have pressured insurance underwriters to limit coverages to companies engaged in the extraction of fossil fuel reserves. Institutional lenders that provide financing to energy companies have also become more attentive to sustainable lending practices, and some may elect not to provide traditional energy producers or companies that support such producers with funding. With the continued volatility in oil and natural gas prices, and the possibility that interest rates will rise in the near term, increasing the cost of borrowing, certain investors have emphasized capital efficiency and free cash flow from earnings as key drivers for energy companies, especially those primarily focused in the shale plays. This may also result in a reduction of available capital funding for potential development projects, further impacting our future financial results. Furthermore, if we are unable to achieve the desired level of capital efficiency or free cash flow within the timeframe expected by the market, our stock price may be adversely affected.
In addition, shareholder activism has been recently increasing in the oil and gas industry, and shareholders may attempt to effect changes to our business or governance, whether by shareholder proposals, public campaigns, proxy solicitations or otherwise. Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, and such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and to the diversion of investment to other industries, which could have an adverse effect on our stock price and our access to and costs of capital.
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
As of February 20, 2024, our directors and executive officers beneficially owned approximately 6.3% of our outstanding common stock. These shareholders could influence or control to some degree the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions. Their influence or control of the Company may have the effect of delaying or preventing a change of control of the Company and may adversely affect the voting and other rights of other shareholders. In addition, due to their ownership interest in our common stock, our directors and executive officers may be able to remain entrenched in their positions.
Our Board can authorize the issuance of preferred stock, which could diminish the rights of holders of our common stock and make a change of control of the Company more difficult even if it might benefit our shareholders.
Our Board is authorized to issue shares of preferred stock in one or more series and to fix the voting powers, preferences and other rights and limitations of the preferred stock. Accordingly, we may issue shares of preferred stock with a preference over our common stock with respect to dividends or distributions on liquidation or dissolution, or that may otherwise adversely affect the voting or other rights of the holders of common stock.
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
Our success depends, to a large extent, on our ability to retain our key personnel, including our chairman and chief executive officer, management and technical team and the members of our Board, and the loss of any key personnel or Board member could disrupt our business operations.
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
We have an active Board that meets at least quarterly throughout the year and is closely involved in our business and the determination of our operational strategies. Members of our Board work closely with management to identify potential prospects, acquisitions and areas for further development. If any of our directors resign or become unable to continue in their present role, it may be difficult to find replacements with the same knowledge and experience and, as a result, our operations may be adversely affected.
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
While we have experienced certain phishing schemes and efforts to access our network, we have not experienced any material losses due to cyber incidents. However, we may suffer such losses in the future. If our or our third-party providers’ systems for protecting against cyber incidents prove to be insufficient, we could be adversely affected by unauthorized access to proprietary information, which could lead to data corruption, communication interruption, exposure of our or third parties’ confidential or proprietary information, disruptions of our current or planned business operations or transactions, damage to our reputation or financial loss. Additionally, costs for insurance may also increase as a result of cybersecurity threats, and insurance against losses relating to cyber incidents may become more difficult to obtain.
As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify and further enhance our protective systems or to investigate and remediate any vulnerabilities. In addition, the continuing and evolving threat of cybersecurity attacks has resulted in evolving legal and compliance matters, including increased regulatory focus on prevention, which could lead to increased regulatory compliance costs, insurance coverage cost or capital expenditures. Any failure by us to comply with any additional regulations could result in significant penalties and liability to us, and we cannot predict the potential impact to our business or the energy industry resulting from additional regulations. We may also be subject to regulatory investigations or litigation relating to cybersecurity issues.
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
Our certificate of formation and bylaws contain certain provisions that may discourage, delay or prevent a merger or acquisition of the Company or other change in control transaction that our shareholders may consider favorable. These provisions include:

•authorization for our Board to issue preferred stock without shareholder approval;
•a classified Board so that not all members of our Board are elected at one time;
•the prohibition of cumulative voting in the election of directors; and
•a limitation on the ability of shareholders to call special meetings to those owning at least 25% of our outstanding shares of common stock.
Provisions of Texas law may also discourage, delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline. Under Texas law, a shareholder who beneficially owns more than 20% of our voting stock, or an affiliated shareholder, cannot acquire us for a period of three years from the date this person became an affiliated shareholder, unless various conditions are met, such as approval of the transaction by our Board before this person became an affiliated shareholder or approval of the holders of at least two-thirds of our outstanding voting shares not beneficially owned by the affiliated shareholder.
We operate in a litigious environment and may be involved in legal proceedings that could have a material adverse effect on our results of operations and financial condition.
Like many oil and natural gas companies, we are from time to time involved in various legal and other proceedings in the ordinary course of business, such as title, royalty or contractual disputes, regulatory compliance matters and personal injury or property damage matters. Such legal proceedings are inherently uncertain and their results cannot be predicted. Regardless of the outcome, such proceedings could have a material adverse impact on us because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in our business practices, which could materially and adversely affect our business, operating results and financial condition. Accruals for such liability, penalties or sanctions may be insufficient. Judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.
Risk Management and Strategy
The Company recognizes the importance of developing, implementing and maintaining cybersecurity measures to better safeguard our information systems and protect the confidentiality, integrity and availability of our data.

Managing Material Risks and Integrated Overall Risk Management

The Company has integrated cybersecurity into our broader risk management framework. Our risk management team works closely with our IT department to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. The Company requires the Board and employees to complete cybersecurity training related to the physical security of assets, data privacy and other information security policies and procedures.

Engage Third Parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, the Company engages with a range of external experts, including cybersecurity consultants in evaluating and testing our risk management systems. Our collaboration with these third parties includes regular audits, threat assessments, penetration tests and consultation on security enhancements.

Oversee Third-Party Risk

Because we are aware of the risks associated with third-party vendors, service providers and business partners, we have implemented processes to oversee and manage these risks. We conduct initial risk assessments of third-party providers before engagement. These assessments include due diligence reviews of third parties that have access to our networks, confidential information and information systems in order to assess the risks from cybersecurity threats. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not been subject to cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

The Company is aware of the critical nature of managing risks associated with cybersecurity threats and has established oversight mechanisms at the Board and management levels to ensure effective governance in managing risks associated with cybersecurity threats.

Board Oversight

The Board has oversight of cybersecurity risks and, specifically, the Audit Committee of the Board is charged with the oversight of the Company’s guidelines and policies to govern the process by which risk assessment and risk management are undertaken by management, including with respect to cybersecurity risks. Our Board is composed of members with diverse expertise, including risk management, technology and finance, which experience provides them with the skills needed to oversee cybersecurity risks effectively.

Management’s Role Managing Risk

The Company’s IT Committee, which includes senior executives and other members of management, meets regularly to monitor and discuss cybersecurity issues. The Senior Vice President of Information Technology, the Executive Vice President and Chief Accounting Officer (“CAO”) and the Co-Chief Operating Officer (“COO”) play a pivotal role in informing the Board on cybersecurity risks. They provide comprehensive briefings to the Board on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:

•current cybersecurity landscape and emerging threats;
•status of ongoing cybersecurity initiatives and strategies;
•incident reports and learnings from any cybersecurity events; and
•compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the Board, Senior Vice President of Information Technology, CAO and COO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive. The Board actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of the Company.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Senior Vice President of Information Technology. With over 35 years of experience in the information technology field, he brings a wealth of expertise to his role. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our Senior Vice President of Information Technology tests our compliance with standards, remediates known risks and leads our employee training program.

Reporting to the Board

The Senior Vice President of Information Technology regularly informs the Chief Executive Officer and COO of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, significant cybersecurity matters and strategic risk management decisions are escalated to the Board, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

Monitor Cybersecurity Incidents

The Senior Vice President of Information Technology monitors the latest developments in cybersecurity, including potential threats and innovative risk management techniques. The Senior Vice President of Information Technology implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the Senior Vice President of Information Technology is equipped with an incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

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
On February 20, 2024, we had 119,519,883 shares of common stock outstanding held by approximately 350 record holders, excluding shareholders for whom shares are held in “nominee” or “street” name.
Dividends
In February 2023, April 2023 and July 2023, our Board declared quarterly cash dividends of $0.15 per share of common stock. In October 2023, the Board amended our dividend policy to increase the quarterly dividend to $0.20 per share of common stock and also declared a quarterly cash dividend of $0.20 per share of common stock. On February 13, 2024, the Board declared a quarterly cash dividend of $0.20 per share of common stock payable on March 13, 2024 to shareholders of record as of February 23, 2024. We expect that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
Equity Compensation Plan Information
The following table presents the securities authorized for issuance under our equity compensation plans as of December 31, 2023.

Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(1)(2)(3)	830,377	$19.11	8,422,916
Equity compensation plans not approved by security holders	—	—	—
Total	830,377	$19.11	8,422,916
__________________

(1)Our Board has determined not to make any additional grants of awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (the “2012 Incentive Plan”).
(2)The Matador Resources Company 2019 Long-Term Incentive Plan (the “2019 Incentive Plan”) was adopted by our Board in April 2019 and approved by our shareholders on June 6, 2019. For a description of our 2019 Incentive Plan, see Note 9 to the consolidated financial statements in this Annual Report.
(3)The Matador Resources Company 2022 Employee Stock Purchase Plan (the “ESPP”) was adopted by our Board in April 2022 and approved by our shareholders on June 10, 2022. For a description of our ESPP, see Note 9 to the consolidated financial statements in this Annual Report.

Share Performance Graph
The following graph compares the cumulative return on a $100 investment in our common stock from December 31, 2018 through December 31, 2023, to that of the cumulative return on a $100 investment in the Russell 2000 Index and the Russell 2000 Energy Index for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed.
This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before, on, or after the date hereof and irrespective of any general incorporation language in any such filing. This graph is included in accordance with the SEC’s disclosure rules. This historic stock performance is not indicative of future stock performance.

Comparison of Cumulative Total Return Among
Matador Resources Company, the Russell 2000 Index
and the Russell 2000 Energy Index

400
350
300
250
200
150
100
50
0
12/31/18
06/30/19
12/31/19
06/30/20
12/31/20
06/30/21
12/31/21
06/30/22
12/31/22
06/30/23
12/31/23
MTDR
Russell 2000
Russell 2000 Energy

Repurchase of Equity by the Company or Affiliates
During the quarter ended December 31, 2023, the Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
October 1, 2023 to October 31, 2023	373	$61.88	—	—
November 1, 2023 to November 30, 2023	—	—	—	—
December 1, 2023 to December 31, 2023	394	55.93	—	—
Total	767	$58.82	—	—
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
For a comparison of our results of operations for the years ended December 31, 2022 and December 31, 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.
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
2023 Operational Highlights
We began 2023 operating seven drilling rigs in the Delaware Basin. Following the closing of the Initial Advance Acquisition on April 12, 2023, we continued operating the drilling rig that Advance had been operating. Near the end of June 2023, we released this eighth operated drilling rig and continued operating seven drilling rigs in the Delaware Basin for the remainder of 2023. We added back an eighth operated drilling rig in the first quarter of 2024. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. We were able to achieve D/C/E capital expenditures for 2023 of $1.16 billion, which was below our estimated range for 2023 D/C/E capital expenditures of $1.18 to $1.32 billion as provided on February 21, 2023, and was in the middle of the revised estimated range of $1.10 to $1.22 billion, as provided on July 25, 2023.
During the year ended December 31, 2023, we completed and began producing oil and natural gas from 119 gross (94.0 net) operated and 103 gross (5.6 net) horizontal non-operated wells in the Delaware Basin. We did not conduct any operated drilling and completion activities on our leasehold properties in South Texas or Northwest Louisiana during 2023, although we did participate in the drilling and completion of 22 gross (0.4 net) non-operated Haynesville shale wells and one gross (0.4 net) non-operated South Texas well that began producing in 2023.
Substantially all of our 2023 capital expenditures were directed to (i) the further delineation and development of our leasehold position in the Delaware Basin, including properties acquired in the Advance Acquisition, (ii) the acquisition, construction, installation and maintenance of midstream assets, (iii) our participation in non-operated wells drilled and completed in the Delaware Basin, with the exception of amounts allocated to limited operations in our South Texas and Haynesville shale positions, including certain non-operated well opportunities, and (iv) the acquisition of additional producing properties, leasehold and mineral interests prospective for the Wolfcamp, Bone Spring and other liquids-rich plays in the Delaware Basin.

Our average daily oil equivalent production for the year ended December 31, 2023 was 131,813 BOE per day, including 75,457 Bbl of oil per day and 338.1 MMcf of natural gas per day, an increase of 25%, as compared to 105,465 BOE per day, including 60,119 Bbl of oil per day and 272.1 MMcf of natural gas per day, for the year ended December 31, 2022. Our average daily oil production in 2023 was 75,457 Bbl of oil per day, an increase of 26%, as compared to 60,119 Bbl of oil per day in 2022. This increase in oil production was primarily a result of the Advance Acquisition and our ongoing delineation and development drilling activities in the Delaware Basin, which offset declining oil production in the Eagle Ford shale where we have not turned to sales any new operated wells since the second quarter of 2019. Our average daily natural gas production for the year ended December 31, 2023 was 338.1 MMcf per day, an increase of 24%, as compared to 272.1 MMcf per day in 2022. This increase in natural gas production was primarily attributable to the Advance Acquisition and our ongoing delineation and development drilling activities in the Delaware Basin. Oil production comprised 57% of our total production for each of the years ended December 31, 2023 and 2022.
For the year ended December 31, 2023, our oil and natural gas revenues were $2.55 billion, a decrease of 12% from oil and natural gas revenues of $2.91 billion for the year ended December 31, 2022. Our oil revenues increased 1% to $2.14 billion, as compared to $2.11 billion for the year ended December 31, 2022. The increase in oil revenues resulted from the 26% increase in our oil production noted above, which was partially offset by a 19% decrease in the weighted average oil price realized for the year ended December 31, 2023 to $77.88 per Bbl, as compared to $96.32 per Bbl realized for the year ended December 31, 2022. Our natural gas revenues decreased 49% to $400.7 million, as compared to $792.1 million for the year ended December 31, 2022. The decrease in natural gas revenues resulted from a decrease in our weighted average realized natural gas price of $3.25 per Mcf in 2023, as compared to $7.98 per Mcf in 2022, which was partially offset by the 24% increase in natural gas production for the year ended December 31, 2023 noted above.
We reported net income attributable to Matador shareholders of approximately $846.1 million, or $7.05 per diluted common share, on a GAAP basis for the year ended December 31, 2023, as compared to a net income of $1.21 billion, or $10.11 per diluted common share, for the year ended December 31, 2022. Adjusted EBITDA for the year ended December 31, 2023 was $1.85 billion, as compared to Adjusted EBITDA of $2.13 billion for the year ended December 31, 2022. Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”
At December 31, 2023, our estimated total proved oil and natural gas reserves were 460.1 million BOE, including 272.3 million Bbl of oil and 1.13 Tcf of natural gas, with a Standardized Measure of $6.11 billion and a PV-10 of $7.70 billion. At December 31, 2022, our estimated total proved oil and natural gas reserves were 356.7 million BOE, including 196.3 million Bbl of oil and 962.6 Bcf of natural gas, with a Standardized Measure of $6.98 billion and a PV-10 of $9.13 billion. Our estimated total proved reserves of 460.1 million BOE at December 31, 2023 represented a 29% year-over-year increase, as compared to 356.7 million BOE at December 31, 2022. Our estimated proved oil reserves were 272.3 million Bbl at December 31, 2023, an increase of 39%, as compared to 196.3 million Bbl at December 31, 2022, and our estimated proved natural gas reserves were 1.13 Tcf at December 31, 2023, an increase of 17%, as compared to 962.6 Bcf at December 31, 2022. Proved oil reserves comprised 59% of our total proved reserves at December 31, 2023, as compared to 55% at December 31, 2022. At December 31, 2023, 63% of our total proved reserves were proved developed reserves, as compared to 62% at December 31, 2022.
Our proved oil and natural gas reserves in the Delaware Basin increased 31% to 452.6 million BOE at December 31, 2023, as compared to 346.8 million BOE at December 31, 2022, primarily as a result of the Advance Acquisition and our ongoing delineation and development operations there. At December 31, 2023, approximately 98% of our total proved oil and natural gas reserves were attributable to our properties in the Delaware Basin. Our proved oil reserves in the Delaware Basin increased 40% to 270.1 million Bbl at December 31, 2023, as compared to 193.5 million Bbl at December 31, 2022, and our proved natural gas reserves in the Delaware Basin increased 19% to 1.09 Tcf, as compared to 919.7 Bcf at December 31, 2022. Proved oil reserves comprised 60% of our Delaware Basin total proved reserves at December 31, 2023, as compared to 56% at December 31, 2022.
At both December 31, 2023 and December 31, 2022, these reserves estimates were based on evaluations prepared by our engineering staff and have been audited for their reasonableness and conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers. Standardized Measure represents the present value of estimated future net cash flows from proved reserves, less estimated future development, production, plugging and abandonment costs and income tax expenses, discounted at 10% to reflect the timing of future cash flows. Standardized Measure is not an estimate of the fair market value of our properties. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see “Business—Estimated Proved Reserves.”

2023 Midstream Highlights
San Mateo achieved strong operating results in 2023, highlighted by (i) free cash flow generation, (ii) increased midstream services revenues and (iii) increased natural gas gathering and processing volumes, produced water handling volumes and oil gathering and transportation volumes. Volumes for the years ended December 31, 2023 and 2022 do not include the full quantity of volumes that would have otherwise been delivered by certain San Mateo customers subject to minimum volume commitments (although partial deliveries were made in both years), but for which San Mateo recognized revenues during the years ended December 31, 2023 and 2022. San Mateo is owned 51% by us and 49% by our joint venture partner, Five Point.
During 2023, San Mateo closed new midstream transactions with oil and natural gas producers and other counterparties in Eddy County, New Mexico, which are expected to generate additional natural gas gathering and processing and water handling volumes in future periods. A majority of these new opportunities reflect additional business awarded to San Mateo by existing customers, which we believe is indicative of the quality of service San Mateo provides to all of its customers in the Delaware Basin.
At December 31, 2023, San Mateo’s midstream system included:
•Natural Gas Assets: 460 MMcf per day of designed natural gas cryogenic processing capacity and approximately 160 miles of natural gas gathering pipelines in Eddy County, New Mexico and Loving County, Texas, including 43 miles of large diameter natural gas gathering lines spanning from the Stateline asset area to the Greater Stebbins Area in Eddy County, New Mexico;
•Oil Assets: three oil CDPs with over 100,000 Bbl of designed oil throughput capacity and approximately 100 miles of oil gathering and transportation pipelines in Eddy County, New Mexico and Loving County, Texas, as well as a 400,000-acre joint development area with Plains to gather our and other producers’ oil production in Eddy County, New Mexico; and
•Produced Water Assets: 16 commercial salt water disposal wells and associated facilities with designed produced water disposal capacity of 475,000 Bbl per day and approximately 175 miles of produced water gathering pipelines in Eddy County, New Mexico and Loving County, Texas.
During 2023, Pronto closed new natural gas gathering and processing transactions with counterparties in Eddy and Lea Counties, New Mexico, which are expected to generate additional natural gas gathering and processing volumes in future periods. At December 31, 2023, Pronto’s midstream system included the Marlan Processing Plant, three compressor stations and approximately 70 miles of natural gas gathering pipelines in Eddy and Lea Counties, New Mexico, spanning from the northeastern portion of the Arrowhead asset area into the Ranger asset area. Pronto has also contracted to construct an additional natural gas processing plant with a designed inlet processing capacity of 200 MMcf per day, including a nitrogen rejection unit and additional related facilities to be located near the Marlan Processing Plant.
2024 Capital Expenditure Budget
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures in 2024. We began 2023 operating seven drilling rigs in the Delaware Basin. Following the closing of the Initial Advance Acquisition on April 12, 2023, we continued operating the drilling rig that Advance had been operating. Near the end of June 2023, we released this eighth operated drilling rig and continued operating seven drilling rigs in the Delaware Basin for the remainder of 2023. We added back an eighth operated drilling rig in the first quarter of 2024. We have built significant optionality into our 2024 drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. Our 2024 estimated capital expenditure budget consists of $1.10 to $1.30 billion for D/C/E capital expenditures and $200.0 to $250.0 million for midstream capital expenditures, which reflects our proportionate share of San Mateo’s estimated 2024 capital expenditures as well as the estimated 2024 capital expenditures for other wholly-owned midstream projects, including projects completed by Pronto. The midstream capital expenditure budget includes 100% of the costs associated with the Marlan Processing Plant expansion noted above, although, at February 20, 2024, we were continuing to evaluate potential partners in Pronto that would share in these capital expenditures and strategic opportunities. Substantially all of these 2024 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities in the Delaware Basin, South Texas and Haynesville shale. Our 2024 Delaware Basin operated drilling program is expected to focus on the continued development of our various asset areas throughout the Delaware Basin, with a continued emphasis on drilling and completing a high percentage of longer horizontal wells in 2024, including 99% with anticipated completed lateral lengths of one mile or greater.

At December 31, 2023, we had $52.7 million in cash (excluding restricted cash) and $772.6 million in undrawn borrowing capacity under the Credit Agreement (after giving effect to outstanding letters of credit based upon our elected borrowing commitment of $1.325 billion). We expect to fund our 2024 capital expenditures through a combination of cash on hand, operating cash flows and performance incentives paid to us by Five Point in connection with San Mateo. If capital expenditures were to exceed our operating cash flows in 2024, we expect to fund any excess capital expenditures, including for other significant acquisitions, through borrowings under the Credit Agreement or the San Mateo Credit Facility (assuming availability under such facilities) or through other capital sources, including borrowings under expanded or additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all.
As we have done in recent years, we may divest portions of our non-core assets, particularly in the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana, as well as consider monetizing other assets, such as certain midstream assets and mineral and royalty interests, as value-creating opportunities arise. In addition, during 2024, we intend to continue evaluating the opportunistic acquisition of producing properties, acreage and mineral interests and midstream assets, principally in the Delaware Basin. These monetizations, divestitures and expenditures are opportunity-specific, and purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these 2024 monetizations, divestitures and capital expenditures with any degree of certainty; therefore, we have not provided estimated proceeds related to monetizations or divestitures or estimated capital expenditures related to acquiring producing properties, acreage and mineral interests and midstream assets for 2024.

Revenues
The following table summarizes our revenues and production data for the periods indicated.

	Year Ended December 31,
	2023	2022	2021
Operating Data:
Revenues (in thousands):(1)
Oil	$2,144,894	$2,113,606	$1,205,608
Natural gas	400,705	792,132	494,934
Total oil and natural gas revenues	2,545,599	2,905,738	1,700,542
Third-party midstream services revenues	122,153	90,606	75,499
Sales of purchased natural gas	149,869	200,355	86,034
Realized loss on derivatives	(9,575)	(157,483)	(220,105)
Unrealized (loss) gain on derivatives	(1,261)	18,809	21,011
Total revenues	$2,806,785	$3,058,025	$1,662,981
Net Production Volumes:(1)
Oil (MBbl)	27,542	21,943	17,840
Natural gas (Bcf)	123.4	99.3	81.7
Total oil equivalent (MBOE)(2)	48,112	38,495	31,454
Average daily production (BOE/d)(2)	131,813	105,465	86,176
Average Sales Prices:
Oil, without realized derivatives (per Bbl)	$77.88	$96.32	$67.58
Oil, with realized derivatives (per Bbl)	$77.88	$92.87	$56.70
Natural gas, without realized derivatives (per Mcf)	$3.25	$7.98	$6.06
Natural gas, with realized derivatives (per Mcf)	$3.17	$7.15	$5.74
________________
(1)We report our production volumes in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Revenues associated with NGLs are included with our natural gas revenues.
(2)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

Year Ended December 31, 2023 as Compared to Year Ended December 31, 2022
Oil and natural gas revenues. Our oil and natural gas revenues decreased $360.1 million, or 12%, to $2.55 billion for the year ended December 31, 2023, as compared to $2.91 billion for the year ended December 31, 2022. Our oil revenues increased $31.3 million, or 1%, to $2.14 billion for the year ended December 31, 2023, as compared to $2.11 billion for the year ended December 31, 2022. This increase in oil revenues resulted from a 26% increase in our oil production to 27.5 million Bbl of oil for the year ended December 31, 2023, as compared to 21.9 million Bbl of oil for the year ended December 31, 2022, which was partially offset by a 19% decrease in the weighted average oil price realized for the year ended December 31, 2023 to $77.88 per Bbl, as compared to $96.32 per Bbl realized for the year ended December 31, 2022. The increase in oil production was primarily attributable to the Advance Acquisition and our ongoing delineation and development drilling activities in the Delaware Basin. Our natural gas revenues decreased by $391.4 million, or 49%, to $400.7 million for the year ended December 31, 2023, as compared to $792.1 million for the year ended December 31, 2022. The decrease in natural gas revenues was primarily attributable to the 59% decrease in the weighted average natural gas price realized for the year ended December 31, 2023 to $3.25 per Mcf, as compared to $7.98 per Mcf realized for the year ended December 31, 2022, which was partially offset by a 24% increase in our natural gas production to 123.4 Bcf for the year ended December 31, 2023, as compared to 99.3 Bcf for the year ended December 31, 2022. The increase in natural gas production was primarily attributable to the Advance Acquisition and our ongoing delineation and development drilling activities in the Delaware Basin.
Third-party midstream services revenues. Our third-party midstream services revenues increased $31.5 million, or 35%, to $122.2 million for the year ended December 31, 2023, as compared to $90.6 million for the year ended December 31, 2022. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to (i) an increase in our third-party natural gas gathering, transportation and processing revenues to $65.9 million for the year ended December 31, 2023, as compared to $45.1 million for the year ended December 31, 2022, which includes $15.9 million associated with operating our Pronto midstream assets for the year ended December 31, 2023, as compared to $4.4 million for the year ended December 31, 2022, and (ii) an increase in third-party produced water disposal revenues to $45.3 million for the year ended December 31, 2023, as compared to $35.6 million for the year ended December 31, 2022.

Sales of purchased natural gas. Our sales of purchased natural gas decreased $50.5 million, or 25%, to $149.9 million for the year ended December 31, 2023, as compared to $200.4 million for the year ended December 31, 2022. This decrease was primarily the result of the 65% decrease in realized natural gas prices, which was partially offset by a 117% increase in natural gas volumes sold during the year ended December 31, 2023. Sales of purchased natural gas primarily reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at Pronto’s Marlan Processing Plant or San Mateo’s Black River Processing Plant and subsequently sell the residue gas and NGLs to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our consolidated statements of income.
Realized loss on derivatives. Our realized net loss on derivatives was $9.6 million for the year ended December 31, 2023, as compared to a realized net loss of approximately $157.5 million for the year ended December 31, 2022. We realized a net loss of approximately $9.6 million related to our natural gas costless collar and natural gas basis differential swap contracts for the year ended December 31, 2023, resulting primarily from natural gas basis differentials that were above the strike price of our natural gas basis differential swap contracts, offset by natural gas prices that were below the floor prices of certain of our natural gas costless collar contracts. We realized a net loss of approximately $81.7 million related to our natural gas costless collar contracts for the year ended December 31, 2022, resulting primarily from natural gas prices that were above the ceiling prices of certain of our natural gas costless collar contracts. We realized a net loss of $73.9 million related to our oil costless collar contracts for the year ended December 31, 2022, resulting primarily from oil prices that were above the ceiling prices of certain of our oil costless collar contracts. We realized a net loss of $1.9 million from our oil basis differential swap contracts for the year ended December 31, 2022, resulting from oil basis differentials that were above the fixed prices of certain of our oil basis differential swap contracts. We realized an average loss on our natural gas derivatives of approximately $0.08 per Mcf of natural gas produced during the year ended December 31, 2023, as compared to an average loss on our natural gas derivatives of approximately $0.83 per Mcf of natural gas produced during the year ended December 31, 2022. Our total natural gas volumes hedged represented 2% and 61% of our total natural gas production for the years ended December 31, 2023 and 2022, respectively.
Unrealized (loss) gain on derivatives. Our unrealized loss on derivatives was approximately $1.3 million for the year ended December 31, 2023, as compared to an unrealized gain of $18.8 million for the year ended December 31, 2022. During the year ended December 31, 2023, the aggregate net fair value of our open natural gas derivative contracts changed from a net asset of approximately $3.9 million to a net asset of approximately $2.7 million, resulting in an unrealized loss on derivatives of approximately $1.3 million for the year ended December 31, 2023. During the year ended December 31, 2022, the aggregate net fair value of our open oil and natural gas derivatives and oil basis differential swap contracts changed from a net liability of approximately $14.9 million to a net asset of approximately $3.9 million, resulting in an unrealized gain on derivatives of approximately $18.8 million for the year ended December 31, 2022.

Expenses

    The following table summarizes our operating expenses and other income (expense) for the periods indicated.

	Year Ended December 31,
	2023	2022	2021
(In thousands, except expenses per BOE)
Expenses:
Production taxes, transportation and processing	$264,493	$282,193	$178,987
Lease operating	243,655	157,105	108,964
Plant and other midstream services operating	128,910	95,522	61,459
Purchased natural gas	129,401	178,937	77,126
Depletion, depreciation and amortization	716,688	466,348	344,905
Accretion of asset retirement obligations	3,943	2,421	2,068
General and administrative	110,373	116,229	96,396
Total expenses	1,597,463	1,298,755	869,905
Operating income	1,209,322	1,759,270	793,076
Other income (expense):
Net loss on asset sales and impairment	(202)	(1,311)	(331)
Interest expense	(121,520)	(67,164)	(74,687)
Other income (expense)	8,785	(5,121)	(2,712)
Total other expense	(112,937)	(73,596)	(77,730)
Income before income taxes	1,096,385	1,685,674	715,346
Income tax provision (benefit)
Current	13,922	54,877	—
Deferred	172,104	344,480	74,710
Total income tax provision	186,026	399,357	74,710
Net income attributable to non-controlling interest in subsidiaries	(64,285)	(72,111)	(55,668)
Net income attributable to Matador Resources Company shareholders	$846,074	$1,214,206	$584,968
Expenses per BOE:
Production taxes, transportation and processing	$5.50	$7.33	$5.69
Lease operating	$5.06	$4.08	$3.46
Plant and other midstream services operating	$2.68	$2.48	$1.95
Depletion, depreciation and amortization	$14.90	$12.11	$10.97
General and administrative	$2.29	$3.02	$3.06
Year Ended December 31, 2023 as Compared to Year Ended December 31, 2022
Production taxes, transportation and processing. Our production taxes and transportation and processing expenses decreased $17.7 million, or 6%, to $264.5 million for the year ended December 31, 2023, as compared to $282.2 million for the year ended December 31, 2022. On a unit-of-production basis, our production taxes and transportation and processing expenses decreased 25% to $5.50 per BOE for the year ended December 31, 2023, as compared to $7.33 per BOE for the year ended December 31, 2022. These decreases were primarily attributable to the $22.7 million decrease in our production taxes to $200.2 million for the year ended December 31, 2023, as compared to $222.9 million for the year ended December 31, 2022, resulting from the $360.1 million decrease in oil and natural gas revenues for the year ended December 31, 2023, as compared to the year ended December 31, 2022, which was partially offset by the $5.0 million increase in transportation and processing expenses to $64.3 million for the year ended December 31, 2023, as compared to $59.3 million for the year ended December 31, 2022, primarily resulting from the 25% increase in total oil equivalent production between the respective periods.
Lease operating expenses. Our lease operating expenses increased $86.6 million, or 55%, to $243.7 million for the year ended December 31, 2023, as compared to $157.1 million for the year ended December 31, 2022. On a unit-of-production basis, our lease operating expenses increased 24% to $5.06 per BOE for the year ended December 31, 2023, as compared to $4.08 per BOE for the year ended December 31, 2022. These increases for the year ended December 31, 2023 were primarily attributable to the increased number of wells being operated by us, including 127 wells from the Advance Acquisition, and other operators (where we own a working interest) and to operating cost inflation during the year-ended December 31, 2023, as compared to the year ended December 31, 2022.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $33.4 million, or 35%, to $128.9 million for the year ended December 31, 2023, as compared to $95.5 million for the year ended December 31, 2022. This increase was primarily attributable to increased throughput volumes at San Mateo and Pronto from Matador and other customers, which resulted in (i) increased expenses associated with our expanded pipeline operations of $36.7 million for the year ended December 31, 2023, as compared to $24.9 million for the year ended December 31, 2022, (ii) increased expenses associated with our commercial produced water disposal operations of $53.6 million for the year ended December 31, 2023, as compared to $46.5 million for the year ended December 31, 2022, and (iii) increased expenses in connection with operating our Pronto midstream assets of $18.3 million for the year ended December 31, 2023, which assets were purchased on June 30, 2022, as compared to $8.3 million for the year ended December 31, 2022.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $250.3 million, or 54%, to $716.7 million for the year ended December 31, 2023, as compared to $466.3 million for the year ended December 31, 2022, primarily as a result of the Advance Acquisition and a 25% increase in our total oil equivalent production between the respective periods. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 23% to $14.90 per BOE for the year ended December 31, 2023, as compared to $12.11 per BOE for the year ended December 31, 2022, primarily as a result of the Advance Acquisition and an increase in actual costs and estimated future costs to drill, complete and equip our wells between the two periods.
General and administrative. Our general and administrative expenses decreased $5.9 million, or 5%, to $110.4 million for the year ended December 31, 2023, as compared to $116.2 million for the year ended December 31, 2022. Our general and administrative expenses on a unit-of-production basis decreased 24% to $2.29 per BOE for the year ended December 31, 2023, as compared to $3.02 per BOE for the year ended December 31, 2022, primarily as a result of the 25% increase in our total oil equivalent production between the two periods.
Interest expense. For the year ended December 31, 2023, we incurred total interest expense of approximately $143.7 million. We capitalized approximately $22.2 million of our interest expense on certain qualifying projects for the year ended December 31, 2023 and expensed the remaining $121.5 million to operations. For the year ended December 31, 2022, we incurred total interest expense of approximately $77.2 million. We capitalized approximately $10.1 million of our interest expense on certain qualifying projects for the year ended December 31, 2022 and expensed the remaining $67.2 million to operations. The increase in interest expense for the year ended December 31, 2023 is a result of borrowings under the Credit Agreement that were used in connection with the Advance Acquisition, borrowings under the San Mateo Credit Facility, the issuance of the 2028 Notes in April 2023 and the significant increase in interest rates between the two periods.
Total income tax provision. We recorded a current income tax provision of $13.9 million and a deferred income tax provision of $172.1 million for the year ended December 31, 2023. Our effective income tax rate of 18% for the year ended December 31, 2023 differed from the U.S. federal statutory rate due primarily to recognizing research and experimental expenditure tax credits of $74.0 million, which were partially offset by permanent differences between book and taxable income and state taxes, primarily in New Mexico. We recorded a current income tax provision of $54.9 million and a deferred income tax provision of $344.5 million for the year ended December 31, 2022. Our effective income tax rate of 25% for the year ended December 31, 2022 differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico.
Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue during 2024 and for the foreseeable future to be, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. In April 2023, we closed the Initial Advance Acquisition that was funded through a combination of cash on hand and borrowings under our Credit Agreement. In addition, on April 11, 2023, we issued and sold $500.0 million in aggregate principal amount of 2028 Notes. We used the net proceeds from the sale of the 2028 Notes of approximately $487.6 million, after deducting the initial purchasers’ discounts and estimated offering expenses, to partially repay borrowings under our Credit Agreement. We expect to fund our 2024 capital expenditures through a combination of cash on hand, operating cash flows and performance incentives paid to us by Five Point in connection with San Mateo. If capital expenditures were to exceed our operating cash flows in 2024, we expect to fund any excess capital expenditures, including for significant acquisitions, through borrowings under the Credit Agreement or the San Mateo Credit Facility (assuming availability under such facilities) or through other capital sources, including borrowings under expanded or additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to generate operating cash flows and access outside sources of capital.
At December 31, 2023, we had cash totaling $52.7 million and restricted cash totaling $53.6 million, which was primarily associated with San Mateo. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries.

At December 31, 2023, we had (i) $699.2 million of outstanding 5.875% senior notes due September 2026 (the “2026 Notes”), (ii) $500.0 million of outstanding 2028 Notes, (iii) $500.0 million of borrowings outstanding under the Credit Agreement and (iv) approximately $52.3 million in outstanding letters of credit issued pursuant to the Credit Agreement.
In March 2023, the lenders under our Credit Agreement completed their review of our proved oil and natural gas reserves, and, as a result, we and our lenders entered into an amendment to the Fourth Amended and Restated Credit Agreement, which amended the Credit Agreement to, among other things: (i) reaffirm the borrowing base at $2.25 billion, (ii) increase the elected borrowing commitment from $775.0 million to $1.25 billion and (iii) maintain the maximum facility amount at $1.50 billion. This March 2023 redetermination constituted the regularly scheduled May 1 redetermination.
In October 2023, the lenders under our Credit Agreement completed their review of the our proved oil and natural gas reserves, and, as a result, we and our lenders entered into an amendment to the Fourth Amended and Restated Credit Agreement, which amended the Credit Agreement to, among other things: (i) increase the borrowing base from $2.25 billion to $2.50 billion, (ii) increase the elected borrowing commitment from $1.25 billion to $1.325 billion and (iii) increase the maximum facility amount from $1.50 billion to $2.00 billion. This October 2023 redetermination constituted the regularly scheduled November 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected borrowing commitment (subject to compliance with the covenants noted below). The Credit Agreement matures October 31, 2026.
The Credit Agreement requires us to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities under the Credit Agreement, of not less than 1.0 to 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $75 million of unrestricted cash and cash equivalents) divided by a rolling four quarter EBITDA calculation, of 3.50 to 1.0 or less at the end of each fiscal quarter. We believe that we were in compliance with the terms of the Credit Agreement at December 31, 2023.
At December 31, 2023, San Mateo had $522.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. In October 2023, the lenders under the San Mateo Credit Facility increased the lender commitments from $485.0 million to $535.0 million. The San Mateo Credit Facility matures December 9, 2026.
The San Mateo Credit Facility is non-recourse with respect to Matador and its other subsidiaries, but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. We believe that San Mateo was in compliance with the terms of the San Mateo Credit Facility at December 31, 2023.
In February 2023, April 2023 and July 2023, our Board declared quarterly cash dividends of $0.15 per share of common stock. In October 2023, the Board amended our dividend policy to increase the quarterly dividend to $0.20 per share of common stock and also declared a quarterly cash dividend of $0.20 per share of common stock. On February 13, 2024, the Board declared a quarterly cash dividend of $0.20 per share of common stock payable on March 13, 2024 to shareholders of record as of February 23, 2024.
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures in 2024. We began 2024 operating seven contracted drilling rigs in the Delaware Basin and added an eighth operated drilling rig in the first quarter of 2024. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. Our 2024 estimated capital expenditure budget consists of $1.10 to $1.30 billion for D/C/E capital expenditures and $200.0 to $250.0 million for midstream capital expenditures, which reflects our proportionate share of San Mateo’s estimated 2024 capital expenditures as well as the estimated 2024 capital expenditures for other wholly-owned midstream projects, including projects completed by Pronto. The midstream capital expenditure budget includes 100% of the costs associated with the Marlan Processing Plant expansion noted above, although, at February 20, 2024, we were continuing to evaluate potential partners in Pronto that would share in these capital expenditures and strategic opportunities. Substantially all of these 2024 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities in the Delaware Basin, South Texas and the Haynesville shale. Our 2024 Delaware Basin operated drilling program is expected to focus on the continued development of our various asset areas throughout the Delaware

Basin, with a continued emphasis on drilling and completing a high percentage of longer horizontal wells, including 99% with anticipated completed lateral lengths of greater than one mile.
As we have done in recent years, we may divest portions of our non-core assets, particularly in the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana, as well as consider monetizing other assets, such as certain midstream assets and mineral and royalty interests, as value-creating opportunities arise. In addition, during 2024, we intend to continue evaluating the opportunistic acquisition of producing properties, acreage and mineral interests and midstream assets, principally in the Delaware Basin. These monetizations, divestitures and expenditures are opportunity-specific, and purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these 2024 monetizations, divestitures and capital expenditures with any degree of certainty; therefore, we have not provided estimated proceeds related to monetizations or divestitures or estimated capital expenditures related to acquiring producing properties, acreage and mineral interests and midstream assets for 2024.
Our 2024 capital expenditures may be adjusted as business conditions warrant and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated or non-operated wells, our drilling results, the actual costs and scope of our midstream activities, the ability of our joint venture partners to meet their capital obligations, other opportunities that may become available to us and our ability to obtain capital. When oil or natural gas prices decline, or costs increase significantly, we have the flexibility to defer a significant portion of our capital expenditures until later periods to conserve cash or to focus on projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling, completion and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in our exploration and development activities, contractual obligations, drilling plans for properties we do not operate and other factors both within and outside our control.
Exploration and development activities are subject to a number of risks and uncertainties, which could cause these activities to be less successful than we anticipate. A significant portion of our anticipated cash flows from operations for 2024 is expected to come from producing wells and development activities on currently proved properties in the Wolfcamp and Bone Spring plays in the Delaware Basin, the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana. Our existing wells may not produce at the levels we are forecasting and our exploration and development activities in these areas may not be as successful as we anticipate. Additionally, our anticipated cash flows from operations are based upon current expectations of oil and natural gas prices for 2024 and the hedges we currently have in place. For a discussion of our expectations of such commodity prices, see “—General Outlook and Trends” below. At times, we use commodity derivative financial instruments to mitigate our exposure to fluctuations in oil, natural gas and NGL prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices. See Note 12 to the consolidated financial statements in this Annual Report for a summary of our open derivative financial instruments at December 31, 2023. See “Risk Factors—Risks Related to our Financial Condition—Our exploration, development, exploitation and midstream projects require substantial capital expenditures that may exceed our cash flows from operations and potential borrowings, and we may be unable to obtain needed capital on satisfactory terms, which could adversely affect our future growth,” “Risk Factors—Risks Related to our Operations—Drilling for and producing oil, natural gas and NGLs is highly speculative and involves a high degree of operational and financial risk, with many uncertainties that could adversely affect our business,” “Risk Factors—Risks Related to our Operations—Our identified drilling locations are scheduled over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling” and “Risk Factors—Risks Related to Laws and Regulations—Approximately 32% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands.”

Our cash flows for the years ended December 31, 2023, 2022 and 2021 are presented below.

	Year Ended December 31,
	2023	2022	2021
(In thousands)
Net cash provided by operating activities	$1,867,828	$1,978,739	$1,053,355
Net cash used in investing activities	(3,211,192)	(1,037,477)	(729,265)
Net cash provided by (used in) financing activities	902,332	(480,852)	(328,553)
Net change in cash	$(441,032)	$460,410	$(4,463)
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$1,849,547	$2,127,156	$1,051,973
__________________
(1)Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Non-GAAP Financial Measures” below.
Cash Flows Provided by Operating Activities
Net cash provided by operating activities decreased by $110.9 million to $1.87 billion for the year ended December 31, 2023, as compared to net cash provided by operating activities of $1.98 billion for the year ended December 31, 2022. Excluding changes in operating assets and liabilities, net cash provided by operating activities decreased to $1.82 billion for the year ended December 31, 2023 from $2.10 billion for the year ended December 31, 2022. This decrease was primarily attributable to lower realized oil and natural gas prices for the year ended December 31, 2023, as compared to the year ended December 31, 2022, which was partially offset by the 25% increase in total oil equivalent production during 2023, as compared to 2022. Changes in our operating assets and liabilities between December 31, 2022 and December 31, 2023 resulted in a net increase of approximately $168.0 million in net cash provided by operating activities for the year ended December 31, 2023, as compared to the year ended December 31, 2022.
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
Cash Flows Used in Investing Activities
Net cash used in investing activities increased by $2.17 billion to $3.21 billion for the year ended December 31, 2023 from $1.04 billion for the year ended December 31, 2022. This increase in net cash used in investing activities was primarily due to (i) an increase between the periods of $1.68 billion in expenditures related to the Advance Acquisition, (ii) an increase between the periods of $421.0 million in D/C/E capital expenditures primarily attributable to our operated and non-operated drilling, completion and equipping activities in the Delaware Basin and (iii) an increase between the periods of $85.7 million in midstream capital expenditures. These increases were partially offset by a decrease of $75.8 million related to the Pronto Acquisition in 2022.
Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities increased $1.38 billion to $902.3 million for the year ended December 31, 2023, from net cash used in financing activities of $480.9 million for the year ended December 31, 2022. During the year ended December 31, 2023, our net cash provided by financing activities was primarily attributable to (i) proceeds from the issuance of the 2028 Notes of $494.8 million, (ii) net borrowings under our Credit Agreement of $500.0 million and (iii) net borrowings under the San Mateo Credit Facility of $57.0 million, which were partially offset by (x) dividends paid of $77.2 million and (y) net distributions related to non-controlling interest owners of less-than-wholly-owned subsidiaries of $15.6 million. During the year ended December 31, 2022, our net cash used in financing activities was primarily attributable to (i) the repurchase of an aggregate principal of $350.8 million of the 2026 Notes for $344.3 million, (ii) net repayments under our Credit Agreement of $100.0 million, (iii) net distributions related to non-controlling interest owners of less-than-wholly-owned subsidiaries of $57.7 million and (iv) dividends paid of $35.2 million, which were partially offset by net borrowings under the San Mateo Credit Facility of $80.0 million.

See Note 7 to the consolidated financial statements in this Annual Report for a summary of our debt, including the Credit Agreement, the San Mateo Credit Facility, the 2026 Notes and the 2028 Notes.
Guarantor Financial Information
As of December 31, 2023, Matador’s outstanding senior notes registered under the Securities Act consisted of the 2026 Notes. The 2026 Notes are jointly and severally guaranteed by certain subsidiaries of Matador (the “Guarantor Subsidiaries”) on a full and unconditional basis (except for customary release provisions). At December 31, 2023, the Guarantor Subsidiaries were each 100% owned by Matador. Matador is a parent holding company and has no independent assets or operations, and there are no significant restrictions on the ability of Matador to obtain funds from the Guarantor Subsidiaries by dividend or loan. Neither San Mateo nor Pronto is a Guarantor Subsidiary of the 2026 Notes.
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

(in thousands)
Summarized Balance Sheet	December 31, 2023
Assets
Current assets	$619,716
Net property and equipment	$5,867,130
Other long-term assets	$64,759
Liabilities
Current liabilities	$684,159
Long-term debt	$1,684,627
Other long-term liabilities	$701,153

(in thousands)	Year Ended
Summarized Statement of Income	December 31, 2023
Revenues	$2,550,755
Expenses	1,499,363
Operating income	$1,051,392
Other expense	(80,325)
Tax provision	(186,026)
Net income	$785,041
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

	Year Ended December 31,
	2023	2022	2021
(In thousands)
Unaudited Adjusted EBITDA Reconciliation to Net Income:
Net income attributable to Matador Resources Company shareholders	$846,074	$1,214,206	$584,968
Net income attributable to non-controlling interest in subsidiaries	64,285	72,111	55,668
Net income	910,359	1,286,317	640,636
Interest expense	121,520	67,164	74,687
Total income tax provision	186,026	399,357	74,710
Depletion, depreciation and amortization	716,688	466,348	344,905
Accretion of asset retirement obligations	3,943	2,421	2,068
Unrealized loss (gain) on derivatives	1,261	(18,809)	(21,011)
Non-cash stock-based compensation expense	13,661	15,123	9,039
Net loss on impairment	202	1,311	331
(Income) expense related to contingent consideration and other	(6,038)	4,926	1,485
Consolidated Adjusted EBITDA	1,947,622	2,224,158	1,126,850
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(98,075)	(97,002)	(74,877)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$1,849,547	$2,127,156	$1,051,973

	Year Ended December 31,
	2023	2022	2021
(In thousands)
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$1,867,828	$1,978,739	$1,053,355
Net change in operating assets and liabilities	(50,027)	117,935	982
Interest expense, net of non-cash portion	114,473	63,064	71,028
Current income tax provision	13,922	54,877	—
Other non-cash and non-recurring expense	1,426	9,543	1,485
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(98,075)	(97,002)	(74,877)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$1,849,547	$2,127,156	$1,051,973
For the year ended December 31, 2023, we reported net income attributable to Matador shareholders of $846.1 million, as compared to $1.21 billion for the year ended December 31, 2022. This decrease primarily resulted from lower realized oil and natural gas prices, partially offset by higher oil and natural gas production, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. In addition, we had increased depletion, depreciation and amortization expenses of $716.7 million for the year ended December 31, 2023, as compared to $466.3 million for the year ended December 31, 2022, and increased interest expense of $121.5 million for the year ended December 31, 2023, as compared to $67.2 million for the year ended December 31, 2022. This was partially offset by an income tax provision of $186.0 million for the year ended December 31, 2023, as compared to an income tax provision of $399.4 million for the year ended December 31, 2022.
Adjusted EBITDA, a non-GAAP financial measure, decreased $277.6 million to $1.85 billion for the year ended December 31, 2023, as compared to $2.13 billion for the year ended December 31, 2022. This decrease was primarily attributable to lower realized oil and natural gas prices, partially offset by higher oil and natural gas production noted above for the year ended December 31, 2023, as compared to the year ended December 31, 2022.
Off-Balance Sheet Arrangements
 From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2023, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) firm gathering, transportation, processing, fractionation, sales and disposal commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the

Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 14 to the consolidated financial statements in this Annual Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.
Obligations and Commitments
We had the following material contractual obligations and commitments at December 31, 2023.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(In thousands)
Contractual Obligations:
Borrowings, including letters of credit(1)	$1,083,317	$—	$1,083,317	$—	$—
Senior unsecured notes(2)	1,199,191	—	699,191	500,000	—
Office leases	10,229	4,385	5,844	—	—
Non-operated drilling commitments(3)	27,946	27,946	—	—	—
Drilling rig contracts(4)	22,226	21,742	484	—	—
Asset retirement obligations(5)	92,090	4,605	4,220	2,376	80,889
Transportation, gathering, processing and disposal agreements with non-affiliates(6)	546,023	78,563	164,709	132,073	170,678
Transportation, gathering, processing and disposal agreements with San Mateo(7)	218,185	—	110,719	107,466	—
Midstream contracts(8)	162,692	109,979	52,713	—	—
Total contractual cash obligations	$3,361,899	$247,220	$2,121,197	$741,915	$251,567
__________________
(1)The amounts included in the table above represent principal maturities only. At December 31, 2023, we had $500.0 million in borrowings outstanding under the Credit Agreement and approximately $52.3 million in outstanding letters of credit issued pursuant to the Credit Agreement. The Credit Agreement matures October 31, 2026. At December 31, 2023 San Mateo had $522.0 million of borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures December 9, 2026. Assuming the amounts outstanding and interest rates of 7.21% and 7.71%, respectively, for the Credit Agreement and the San Mateo Credit Facility at December 31, 2023, the interest expense for such facilities is expected to be approximately $36.6 million and $40.8 million, respectively, each year until maturity.
(2)The amounts included in the table above represent principal maturities only. Interest expense on the $699.2 million of outstanding 2026 Notes as of December 31, 2023 is expected to be approximately $41.1 million each year until maturity. Interest expense on the $500.0 million of outstanding 2028 Notes as of December 31, 2023 is expected to be approximately $34.4 million each year until maturity.
(3)At December 31, 2023, we had outstanding commitments to participate in the drilling and completion of various non-operated wells.
(4)We do not own or operate our own drilling rigs, but instead we enter into contracts with third parties for such drilling rigs. See Note 14 to the consolidated financial statements in this Annual Report for more information regarding these contractual commitments.
(5)The amounts included in the table above represent discounted cash flow estimates for future asset retirement obligations at December 31, 2023.
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
(7)We dedicated to San Mateo our current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, we dedicated to San Mateo our current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements. See Note 14 to the consolidated financial statements in this Annual Report for more information regarding these contractual commitments.
(8)At December 31, 2023, we had outstanding commitments related to the construction and installation of Pronto’s additional natural gas processing plant with a designed inlet processing capacity of 200 MMcf per day, including a nitrogen rejection unit and additional related facilities, in addition to commitments to purchase 11 compressors to be utilized in San Mateo and Pronto operations.

General Outlook and Trends
Our business success and financial results are dependent on many factors beyond our control, such as economic, political and regulatory developments, as well as competition from other sources of energy. Commodity price volatility, in particular, is a significant risk to our business, cash flows and results of operations. Commodity prices are affected by changes in market supply and demand, which are impacted by overall economic activity, the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, political instability in China, military conflict and political instability in the Middle East, the actions of OPEC+, weather, pipeline capacity constraints, inventory storage levels, oil and natural gas price differentials and other factors.
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
For the year ended December 31, 2023, oil prices averaged $77.60 per Bbl, as compared to $94.33 per Bbl in 2022, ranging from a low of $66.74 per Bbl in mid-March to a high of $93.68 per Bbl in late September, based upon the WTI oil futures contract price for the earliest delivery date. We realized a weighted average oil price of $77.88 per Bbl (with no realized gains or losses from oil derivatives) for our oil production for the year ended December 31, 2023, as compared to $96.32 per Bbl ($92.87 per Bbl including realized losses from oil derivatives) for the year ended December 31, 2022. At February 20, 2024, the WTI oil futures contract price for the earliest delivery date had increased from year-end 2023, closing at $78.18 per Bbl, and was also higher compared to $76.34 per Bbl on February 17, 2023.
Natural gas prices decreased significantly during 2023. For the year ended December 31, 2023, natural gas prices averaged $2.66 per MMBtu, as compared to $6.54 per MMBtu in 2022, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. During 2023, natural gas prices ranged from a high of $4.17 per MMBtu in early January to a low of $1.99 per MMBtu in late March. As a result of milder-than-expected winter weather and high storage levels, natural gas prices declined over the course of the fourth quarter of 2023, finishing the year at $2.51 per MMBtu. We report production volumes in two streams, oil and natural gas (which includes both dry gas and NGLs). NGL prices were also lower in 2023 as compared to 2022, which contributed to lower realized weighted average natural gas prices for the year ended December 31, 2023. We realized a weighted average natural gas price of $3.25 per Mcf ($3.17 per Mcf including realized losses from natural gas derivatives) for our natural gas production for the year ended December 31, 2023, as compared to $7.98 per Mcf ($7.15 per Mcf including realized losses from natural gas derivatives) for the year ended December 31, 2022. At February 20, 2024, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had decreased further from year-end 2023, closing at $1.58 per MMBtu, and was also lower as compared to $2.28 per MMBtu at February 17, 2023.
The prices we receive for oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the WTI oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At December 31, 2023, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and a significant portion of our natural gas production from the Delaware Basin was sold based on Houston Ship Channel pricing, while the remainder of our Delaware Basin natural gas production was sold primarily based on prices established at the Waha hub in far West Texas.
The Midland-Cushing (Oklahoma) oil price differential has been highly volatile in recent years. At February 20, 2024, this oil price differential was approximately +$1.64 per Bbl. At February 20, 2024, we had no derivative contracts in place to mitigate our exposure to this Midland-Cushing (Oklahoma) oil price differential for 2024.
Certain volumes of our Delaware Basin natural gas production are exposed to the Waha-Henry Hub basis differential, which has also been highly volatile in recent years. In 2022, concerns about natural gas pipeline takeaway capacity out of the Delaware Basin began to increase, particularly beginning in the latter half of 2022 and into 2023. As a result, the Waha-Henry Hub basis differential began to widen. The Waha-Henry Hub basis differential averaged ($1.00) per MMBtu for the year ended December 31, 2023. Between December 31, 2023 and February 20, 2024, this natural gas price differential narrowed to approximately ($0.80) per MMBtu. A significant portion of our Delaware Basin natural gas production, however, is sold at Houston Ship Channel pricing and is not exposed to Waha pricing. During 2022 and 2023, we typically realized a narrower differential to natural gas sold at the Waha hub despite higher transportation charges incurred to transport the natural gas to the Gulf Coast. At certain times, we may also sell a portion of our natural gas production into other markets to improve our realized natural gas pricing. Further, approximately 8% of our reported natural gas production for the year ended December 31, 2023 was attributable to the Haynesville and Eagle Ford shale plays, which are not exposed to Waha pricing. In addition, as a two-stream reporter, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
From time to time, we use derivative financial instruments to mitigate our exposure to commodity price risk associated with oil, natural gas and NGL prices. Even so, decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. This, in turn, may affect the liquidity that can be accessed through the borrowing base under the Credit Agreement and through the capital markets. During year ended December 31, 2023, we incurred realized losses on our natural gas basis differential derivative contracts of approximately $9.6 million resulting primarily from natural gas basis differentials that were above the strike price of our natural gas basis differential swap contracts, offset by natural gas prices that were below the floor prices of certain of our natural gas costless collar contracts. At December 31, 2023, we had derivative natural gas basis differential swap contracts in place to mitigate our exposure to the Waha-Henry Hub basis differential for approximately 11.0 Bcf of our anticipated natural gas production in each of 2024 and 2025.
We have at times experienced pipeline-related interruptions to our oil, natural gas or NGL production or produced water disposal. In certain recent periods, shortages of NGL fractionation capacity were experienced by certain operators in the Delaware Basin. Although we did not encounter such fractionation capacity problems, we can provide no assurances that such problems will not arise. If we do experience any material interruptions with produced water disposal, takeaway capacity or NGL fractionation, our oil and natural gas revenues, business, financial condition, results of operations and cash flows could be adversely affected. Should we experience future periods of negative pricing for natural gas as we have experienced historically, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results.
As a result of the increases in oil prices during 2022 and 2023, we have at times experienced inflation in the costs of certain oilfield services, including diesel, steel, labor, trucking, sand, personnel and completion costs, among others. Should oil prices remain at their current levels or increase, we may be subject to additional service cost inflation in future periods, which may increase our costs to drill, complete, equip and operate wells. In addition, supply chain disruptions and other inflationary pressures experienced in recent periods throughout the United States and global economy and in the oil and natural gas industry may limit our ability to procure the necessary products and services we need for drilling, completing and producing wells in a timely and cost-effective manner, which could result in reduced margins and delays to our operations and could, in turn, adversely affect our business, financial condition, results of operations and cash flows.
We recorded a current income tax provision of $13.9 million and a deferred income tax provision of $172.1 million for the year ended December 31, 2023. Our effective income tax rate of 18% for the year ended December 31, 2023 differed from the U.S. federal statutory rate due primarily to recognizing research and experimental expenditure tax credits of $74.0 million, which were partially offset by permanent differences between book and taxable income and state taxes, primarily in New Mexico. At February 20, 2024, given our current projections, we expect to continue to pay federal income taxes and state income taxes in New Mexico of between 5% and 10% of 2024 pretax book income, but we do not expect to be subject to the Corporate Alternative Minimum Tax (the “CAMT”) in 2024. We could be subject to the CAMT in future years, which would require us to pay minimum cash tax payments of 15% of annual adjusted pretax book income.
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
In January 2021, President Biden signed an executive order instructing the Department of the Interior to pause new oil and natural gas leases on public lands pending completion of a comprehensive review and consideration of federal oil and natural gas permitting and leasing practices, which has lapsed. In 2019, 2020 and 2021, an environmental group filed multiple lawsuits in federal district courts in New Mexico and the District of Columbia challenging certain BLM lease sales, including lease sales in which we purchased leases in New Mexico. In 2021, ten states, led by the State of Louisiana, filed a lawsuit in federal district court in Louisiana against President Biden and various other federal government officials and agencies challenging an executive order directing the federal government to utilize certain calculations of the “social cost” of carbon and other greenhouse gases in its decision making. The BLM indicated that the Lease Sale Litigation or the Social Cost of Carbon Litigation could delay lease sales and the approval of drilling permits. The impact of federal actions and lawsuits related to the oil and natural gas industry remains unclear, and should other limitations or prohibitions be imposed or continue to be applied, our operations on federal lands could be adversely impacted. Such limitations or prohibitions would almost certainly impact our future drilling and completion plans and could materially impact our production volumes, revenues, reserves, cash flows and availability under our Credit Agreement. See “Risk Factors—Risks Related to Laws and Regulations—Approximately 32% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands.”
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses during each reporting period. We believe that our estimates and assumptions are reasonable and reliable and that the actual results will not differ significantly from those reported; however, such estimates and assumptions are subject to a number of risks and uncertainties, and such risks and uncertainties could cause the actual results to differ materially from our estimates. We consider the following to be our most critical accounting policies and estimates involving significant judgment or estimates by our management. See Note 2 to the consolidated financial statements in this Annual Report for further details on our accounting policies at December 31, 2023.
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
Purchase Accounting
Periodically we acquire assets and assume liabilities in transactions accounted for as business combinations, such as the Advance Acquisition in 2023.
In estimating the fair value of assets acquired and liabilities assumed in these transactions, including the Advance Acquisition, we must make a number of estimates and assumptions and may engage third-party valuation experts. The most significant assumptions relate to the estimated fair values of oil and natural gas properties. Significant judgments and assumptions are inherent in these estimates and include, among other things, estimates of future production volumes, estimates of future commodity prices, expected development and operating costs, an estimate of a market-based weighted average cost of capital rate and recent market comparable transactions for unproved acreage.
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
We typically use costless (or zero-cost) collars, three-way collars and/or swap contracts to manage risks related to changes in oil, natural gas and NGL prices. Costless collars provide us with downside price protection through the purchase of a put option that is financed through the sale of a call option. Because the call option proceeds are used to offset the cost of the put option, these arrangements are initially “costless” to us. Three-way costless collars also provide us with downside price protection through the purchase of a put option, but they also allow us to participate in price upside through the purchase of a call option. The purchase of both the put option and call option are financed through the sale of a call option. Because the proceeds from the call option sale are used to offset the cost of the purchased put and call options, these arrangements are also initially “costless” to us. In the case of a costless collar, the put option or options and the call option or options have different fixed price components. When the settlement price is below the price floor established by the collar, we receive from our counterparty an amount equal to the difference between the settlement price and the price floor multiplied by the contract oil, natural gas or NGL volume. When the settlement price is above the price ceiling established by the costless collar, we pay our counterparty an amount equal to the difference between the settlement price and the price ceiling multiplied by the contract oil, natural gas or NGL volume. In a swap contract, a floating price is exchanged for a fixed price over a specified period, providing downside price protection.
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At December 31, 2023, Bank of America was the counterparty for our derivative instruments. We have considered the credit standing of the counterparty in determining the fair value of our derivative financial instruments.
At December 31, 2023, we had natural gas basis differential swap contracts open and in place to mitigate our exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price.
See Note 12 to the consolidated financial statements in this Annual Report for a summary of our open derivative financial instruments at December 31, 2023. Such information is incorporated herein by reference.
Effect of Derivatives Legislation. The Dodd-Frank Act, among other things, established federal oversight and regulation of certain derivative products, including commodity hedges of the type we use. The Dodd-Frank Act requires the CFTC and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented, and it is not possible at this time to predict when, or if, this will be accomplished. Based upon the limited assessments we are able to make with respect to the Dodd-Frank Act, there is the possibility that the Dodd-Frank Act could have a substantial and adverse impact on our ability to enter into and maintain these commodity hedges. In particular, the Dodd-Frank Act could result in the implementation of position limits and additional regulatory requirements on our derivative arrangements, which could include new margin, reporting and clearing requirements. In addition, this legislation could have a substantial impact on our counterparties and may increase the cost of our derivative arrangements in the future. See “Risk Factors—Risks Related to Laws and Regulations—Derivatives legislation adopted by Congress could have an adverse impact on our ability to hedge risks associated with our business.”
Interest rate risk. We do not and have not used interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense on existing debt. At December 31, 2023, we had $500.0 million of outstanding borrowings under our Credit Agreement at an interest rate of 7.21%, $699.2 million of outstanding 2026 Notes at a coupon rate of 5.875%, $500.0 million of outstanding 2028 Notes at a coupon rate of 6.875% and $522.0 million of outstanding borrowings under the San Mateo Credit Facility at an interest rate of 7.71%. If we incur additional indebtedness in the future and at higher interest rates, we may use interest rate derivatives. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
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
While we do not require our customers to post collateral and we do not have a formal process in place to evaluate and assess the credit standing of our significant customers for oil and natural gas receivables and the counterparties on our derivative instruments, we do evaluate the credit standing of such counterparties as we deem appropriate under the circumstances. This evaluation requires us to conduct the due diligence necessary to determine credit terms and credit limits, which may include (i) reviewing a counterparty’s credit rating, latest financial information and, in the case of a customer with which we have receivables, its historical payment record and the financial ability of its parent company to make payment if the customer cannot and (ii) undertaking the due diligence necessary to determine credit terms and credit limits. The counterparty on our derivative financial instruments in place at February 20, 2024 was Bank of America, which is also a lender (or affiliate thereof) under our Credit Agreement.
Impact of inflation. Inflation in the United States has become much more significant in recent years. We do not know how long these inflationary pressures may persist or the impact they may have on our business moving forward. We tend to specifically experience inflationary pressure on the cost of oilfield services and equipment with increases in oil and natural gas prices and with increases in drilling activity in our areas of operations, including the Wolfcamp and Bone Spring plays in the Delaware Basin, the Eagle Ford shale play and the Haynesville shale play. See “Risk Factors—Risks Related to our Financial Condition—Our industry and the broader U.S. economy have experienced higher than expected inflationary pressures in recent years related to increases in oil and natural gas prices, continued supply chain disruptions, labor shortages and geopolitical instability, among other pressures. Should these conditions persist, it may impact our ability to procure services, materials and equipment on a cost-effective basis, or at all, and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected” and “Risk Factors—Risks Related to our Operations—The unavailability or high cost of drilling rigs, completion equipment and services, supplies and personnel, including hydraulic fracturing equipment and personnel, could adversely affect our ability to establish and execute exploration and development plans within budget and on a timely basis, which could have a material adverse effect on our financial condition, results of operations and cash flows.”
Item 8. Financial Statements and Supplementary Data.
Our financial statements appear at the end of this Annual Report beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2023, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.
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

KPMG, our independent registered public accounting firm, has issued an attestation report on our controls over financial reporting as of December 31, 2023 as included herein.
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
Opinion on Internal Control Over Financial Reporting
We have audited Matador Resources Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Dallas, Texas
February 27, 2024

Item 9B. Other Information.
During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report (our “Definitive Proxy Statement”). Such responsive information is expected to be included under the captions “Proposal 1—Election of Directors,” “Corporate Governance,” “Executive Compensation” and “Director Compensation.”
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
Item 14. Principal Accounting Fees and Services.
The information required in response to this Item 14 is incorporated herein by reference to our Definitive Proxy Statement under the caption “Proposal 4—Ratification of Appointment of KPMG LLP.”

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Annual Report:
1. Index to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2023 and 2022, Consolidated Statements of Income for the Years Ended December 31, 2023, 2022 and 2021, Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021 and Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021.
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

2.2
Amendment No. 1 to Securities Purchase Agreement, dated April 5, 2023, by and among MRC Hat Mesa, LLC, AEP EnCap HoldCo, LLC, Ameradvance Management LLC and Advance Energy Partners Holdings, LLC (filed herewith).

2.3*
Waiver and Release Agreement and Amendment No. 2 to Securities Purchase Agreement, dated December 1, 2023, by and among MRC Hat Mesa, LLC, AEP EnCap HoldCo, LLC, Ameradvance Management LLC and Advance Energy Partners Holdings, LLC (filed herewith).

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

4.5
Indenture, dated as of April 11, 2023, by and among Matador Resources Company, the subsidiary guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 11, 2023).

4.6
Third Supplemental Indenture, dated as of July 25, 2023, by and among Matador Resources Company, MRC Hat Mesa, LLC, the subsidiary guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

4.7
First Supplemental Indenture, dated as of July 25, 2023, by and among Matador Resources Company, MRC Hat Mesa, LLC, the subsidiary guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

4.8	Description of Capital Stock (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 2019).

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

10.15
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 31, 2023, by and among MRC Energy Company, as Borrower, the lending entities from time to time parties thereto as Lenders, Royal Bank of Canada, as resigning Administrative Agent, and Truist Bank, as successor Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2023).

10.16
Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 10, 2023, by and among MRC Energy Company, as Borrower, the lending entities from time to time parties thereto as Lenders, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.17
Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 19, 2023, by and among MRC Energy Company, as Borrower, the lending entities from time to time parties thereto as Lenders, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 19, 2023).

10.18†
Matador Resources Company Nonqualified Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K for the year ended December 31, 2015).

10.19†
Matador Resources Company Annual Cash Incentive Plan, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K for the year ended December 31, 2018).

10.20†	Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 11, 2015).

10.21†
Amendment Number One to the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.22†
Form of Nonqualified Stock Option Agreement relating to the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees without employment agreements (incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K for the year ended December 31, 2015).

10.23†
Form of Restricted Stock Award Agreement relating to the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees without employment agreements (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K for the year ended December 31, 2015).

10.24†
Form of Restricted Stock Unit Award Agreement for deferred delivery relating to the Matador Resources Company 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.63 to the Annual Report on Form 10-K for the year ended December 31, 2016).

10.25†
Form of Restricted Stock Unit Award Agreement for Annual Grants with delayed delivery relating to the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.26†
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

10.29†
Form of Restricted Stock Award Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees without employment agreements (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.30†
Form of Restricted Stock Award Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.31†
Form of Phantom Unit Award Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.67 to the Annual Report on Form 10-K for the year ended December 31, 2018).

10.32†
Form of Performance Stock Unit Award Agreement for awards under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.68 to the Annual Report on Form 10-K for the year ended December 31, 2018).

10.33†	Matador Resources Company 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on June 6, 2019).

10.34†
First Amendment to Matador Resources Company 2019 Long-Term Incentive Plan effective April 21, 1011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2022).

10.35†
Form of Restricted Stock Unit Award Agreement for director awards under the Matador Resources Company 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.36†
Form of Restricted Stock Unit Award Agreement for director awards with deferred delivery under the Matador Resources Company 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.37†
Form of Phantom Unit Award Agreement for awards under the Matador Resources Company 2019 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.38†
Form of Performance Stock Unit Award Agreement for awards under the Matador Resources Company 2019 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.39†
Form of Performance Stock Unit Award Agreement for awards under the Matador Resources Company 2019 Long-Term Incentive Plan for employees with employment agreements (incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K for the year ended December 31, 2021).

10.40†
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

10.42†
Form of Stock Option Cancellation Agreement for certain stock options under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K for the year ended December 31, 2020).

10.43†	Matador Resources Company 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 16, 2022).

21.1	List of Subsidiaries of Matador Resources Company (filed herewith).

22.1	List of Subsidiary Guarantors (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of Netherland, Sewell & Associates, Inc. (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97	Matador Resources Company Clawback Policy (filed herewith).

99.1	Audit report of Netherland, Sewell & Associates, Inc. (filed herewith).

101
The following financial information from Matador Resources Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

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

MATADOR RESOURCES COMPANY

February 27, 2024	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Wm. Foran	Chairman and Chief Executive Officer	February 27, 2024
Joseph Wm. Foran	(Principal Executive Officer)

/s/ Brian J. Willey	Executive Vice President and Chief Financial Officer	February 27, 2024
Brian J. Willey	(Principal Financial Officer)

/s/ Robert T. Macalik	Executive Vice President and Chief Accounting Officer	February 27, 2024
Robert T. Macalik	(Principal Accounting Officer)

/s/ Shelley F. Appel	Director	February 27, 2024
Shelley F. Appel

/s/ Reynald A. Baribault	Director	February 27, 2024
Reynald A. Baribault

/s/ R. Gaines Baty	Director	February 27, 2024
R. Gaines Baty

/s/ William M. Byerley	Director	February 27, 2024
William M. Byerley

/s/ Monika U. Ehrman	Director	February 27, 2024
Monika U. Ehrman

/s/ Julia P. Forrester Rogers	Director	February 27, 2024
Julia P. Forrester Rogers

/s/ James M. Howard	Director	February 27, 2024
James M. Howard

/s/ Timothy E. Parker	Director	February 27, 2024
Timothy E. Parker

/s/ Kenneth L. Stewart	Director	February 27, 2024
Kenneth L. Stewart
/s/ Susan M. Ward	Director	February 27, 2024
Susan M. Ward

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
Condensate. A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.
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
Developed oil and natural gas reserves. Reserves of any category that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.
Development well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
Differential. The difference between a particular oil or natural gas price and the applicable benchmark price, such as the NYMEX West Texas Intermediate oil price or the NYMEX Henry Hub natural gas price.
Dry hole. A well found to be incapable of producing hydrocarbons.
Economically producible. As it relates to a resource, a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation.
ESP. Electric submersible pump.
Exploratory well. A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir. Generally, an exploratory well is any well that is not a development well, an extension well, a service well or a stratigraphic test well.
Extension well. A well drilled to extend the limits of a known reservoir.
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
Possible reserves. Additional reserves that are less certain to be recovered than probable reserves.
Probable reserves. Additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.
Producing well, or productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the well’s production exceed production-related expenses and taxes.
Production costs. Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining such wells and related equipment and facilities.
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
Proved area. The part of a property to which proved reserves have been specifically attributed.
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
Proved properties. Properties with proved reserves.
Proved reserves. The quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.
Proved undeveloped reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.
Reasonable certainty. A high degree of confidence that the quantities of oil and/or natural gas will be recovered.
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
Reserves. Estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations.
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
Service well. A well drilled or completed for the purpose of supporting production in an existing field.
Spud. The act of beginning to drill an oil or natural gas well.
Stratigraphic test well. A drilling effort, geologically directed, to obtain information pertaining to specific geologic condition.
Tcf. One trillion cubic feet of natural gas.
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
December 31, 2023, 2022 and 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Matador Resources Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Matador Resources Company and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

For the year ended December 31, 2023, the Company recorded depletion expense of evaluated oil and natural gas properties of $672.0 million. Additionally, as discussed in Note 3 to the consolidated financial statements, the Company’s consolidated balance sheet includes $9.6 billion of gross evaluated oil and natural gas properties as of December 31, 2023. The Company’s internal reservoir engineers prepare an estimate of the proved oil and natural gas reserves, and the Company engages external reservoir engineers to independently evaluate the proved oil and natural gas reserves estimated by the Company.

We identified the assessment of the impact of estimated proved oil and natural gas reserves related to evaluated oil and natural gas properties on both depletion expense and the ceiling test calculation as a critical audit matter. There is a high degree of subjectivity in evaluating the estimate of proved oil and natural gas reserves as auditor judgment was required to evaluate the assumptions used by the Company related to future production volumes, development costs, operating costs, and forecasted oil and natural gas prices inclusive of price differentials.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s depletion and ceiling test processes. This included controls related to the development of the assumptions listed above used to estimate proved reserves used in the respective calculations. We evaluated (1) the professional qualifications of the Company’s internal reservoir engineers as well as the external reservoir engineers and external engineering firm, (2) the knowledge, skill, and ability of the Company’s internal and external reservoir engineers, and (3) the relationship of the external reservoir engineers and external engineering firm to the Company. We assessed the methodology used by the Company to estimate the reserves for consistency with industry and regulatory standards. We also compared the pricing assumptions, including price differentials, used in the reservoir engineers’ estimate of the proved reserves to publicly available oil and natural gas pricing data. We evaluated assumptions used in the reservoir engineers’ estimate regarding future operating and development costs based on historical actual results. In addition, we compared the Company’s historical production forecasts to actual production volumes to assess the Company’s ability to accurately forecast and compared the forecasted production assumption used by the Company in the current period to historical production. We read the findings of the Company’s external reservoir engineers in connection with our evaluation of the Company’s reserves estimates. We recalculated the depletion expense calculation and analyzed it for compliance with industry and regulatory standards. We also analyzed the ceiling test impairment calculation for compliance with industry and regulatory standards. In addition, we performed an independent calculation of the ceiling test impairment calculation and compared our results with the Company’s results.

Fair value measurement of evaluated oil and natural gas properties acquired in the Advance Energy Partners business combination

As discussed in Note 6 to the consolidated financial statements, on April 12, 2023, the Company completed the acquisition of Advance Energy Partners. As a result of the transaction, the Company acquired evaluated oil and natural gas properties with an acquisition-date fair value of $1.4 billion. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date, with any excess purchase price allocated to goodwill. The fair value of evaluated oil and natural gas properties were measured using the discounted cash flow method. Inputs to the valuation of evaluated oil and natural gas properties include estimates of future production volumes, expected operating and development costs, future commodity prices and a market-based weighted average cost of capital rate.

We identified the evaluation of the fair value measurement of the evaluated oil and natural gas properties acquired in the Advance Energy Partners transaction as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating management’s key assumptions used to estimate the fair value of such properties. Specifically, these key assumptions included future production volumes, expected operating and development costs, future commodity prices, and a market-based weighted average cost of capital rate as changes to these key assumptions could have had a significant impact on the determination of the fair value. Additionally, the audit effort associated with evaluating the future commodity prices and market-based weighted average cost of capital required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process, including controls over the determination of the key assumptions, as listed above, used to measure the initial fair value of the acquired evaluated oil and natural gas properties. We evaluated (1) the professional qualifications of the Company’s internal and external reservoir engineers and the external engineering firm, (2) the knowledge, skills, and ability of the Company’s internal and external reservoir engineers, and (3) the relationship of the external reservoir engineers and external engineering firm to the Company. We assessed compliance of the methodology used by the Company’s internal and external reservoir engineers to estimate evaluated oil and natural gas reserves with industry and regulatory standards. We compared the estimated future evaluated production volumes used by the Company to historical Advance Energy Partners production volumes. We evaluated the expected operating and developmental cost assumptions used by the internal reservoir engineers to estimate future cash flows by comparing them to Advance Energy Partner’s historical costs and to future operating and developmental cost assumptions used by the Company for its comparable assets operated in the same area. We tested the relevant basis differentials that were applied to the future commodity price assumptions by comparing to historical realized basis differentials from both Advance Energy Partners and the Company. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating:

•the future commodity price assumptions by comparing to an independently developed range of forward price estimates from analysts and other industry sources
•the market-based weighted average cost of capital rate by comparing it against a range that was independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas
February 27, 2024

Matador Resources Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2023	2022
ASSETS
Current assets
Cash	$52,662	$505,179
Restricted cash	53,636	42,151
Accounts receivable
Oil and natural gas revenues	274,192	224,860
Joint interest billings	163,660	180,947
Other	35,102	48,011
Derivative instruments	2,112	3,930
Lease and well equipment inventory	41,808	15,184
Prepaid expenses and other current assets	92,700	51,570
Total current assets	715,872	1,071,832
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	9,633,757	6,862,455
Unproved and unevaluated	1,193,257	977,502
Midstream properties	1,318,015	1,057,668
Other property and equipment	40,375	32,847
Less accumulated depletion, depreciation and amortization	(5,228,963)	(4,512,275)
Net property and equipment	6,956,441	4,418,197
Other assets
Derivative instruments	558	—
Other long-term assets	54,125	64,476
Total other assets	54,683	64,476
Total assets	$7,726,996	$5,554,505
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$68,185	$58,848
Accrued liabilities	365,848	261,310
Royalties payable	161,983	117,698
Amounts due to affiliates	28,688	32,803
Advances from joint interest owners	19,954	52,357
Other current liabilities	40,617	52,857
Total current liabilities	685,275	575,873
Long-term liabilities
Borrowings under Credit Agreement	500,000	—
Borrowings under San Mateo Credit Facility	522,000	465,000
Senior unsecured notes payable	1,184,627	695,245
Asset retirement obligations	87,485	52,985
Deferred income taxes	581,439	428,351
Other long-term liabilities	38,482	19,960
Total long-term liabilities	2,914,033	1,661,541
Commitments and contingencies (Note 14)
Shareholders’ equity
Common stock — $0.01 par value, 160,000,000 shares authorized; 119,478,282 and 118,953,381 shares issued; and 119,458,674 and 118,948,624 shares outstanding, respectively	1,194	1,190
Additional paid-in capital	2,133,172	2,101,999
Retained earnings	1,776,541	1,007,642
Treasury stock, at cost, 19,608 and 4,757 shares, respectively	(45)	(34)
Total Matador Resources Company shareholders’ equity	3,910,862	3,110,797
Non-controlling interest in subsidiaries	216,826	206,294
Total shareholders’ equity	4,127,688	3,317,091
Total liabilities and shareholders’ equity	$7,726,996	$5,554,505
The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Oil and natural gas revenues	$2,545,599	$2,905,738	$1,700,542
Third-party midstream services revenues	122,153	90,606	75,499
Sales of purchased natural gas	149,869	200,355	86,034
Realized loss on derivatives	(9,575)	(157,483)	(220,105)
Unrealized (loss) gain on derivatives	(1,261)	18,809	21,011
Total revenues	2,806,785	3,058,025	1,662,981
Expenses
Production taxes, transportation and processing	264,493	282,193	178,987
Lease operating	243,655	157,105	108,964
Plant and other midstream services operating	128,910	95,522	61,459
Purchased natural gas	129,401	178,937	77,126
Depletion, depreciation and amortization	716,688	466,348	344,905
Accretion of asset retirement obligations	3,943	2,421	2,068
General and administrative	110,373	116,229	96,396
Total expenses	1,597,463	1,298,755	869,905
Operating income	1,209,322	1,759,270	793,076
Other income (expense)
Net loss on asset sales and impairment	(202)	(1,311)	(331)
Interest expense	(121,520)	(67,164)	(74,687)
Other income (expense)	8,785	(5,121)	(2,712)
Total other expense	(112,937)	(73,596)	(77,730)
Income before income taxes	1,096,385	1,685,674	715,346
Income tax provision (benefit)
Current	13,922	54,877	—
Deferred	172,104	344,480	74,710
Total income tax provision	186,026	399,357	74,710
Net income	910,359	1,286,317	640,636
Net income attributable to non-controlling interest in subsidiaries	(64,285)	(72,111)	(55,668)
Net income attributable to Matador Resources Company shareholders	$846,074	$1,214,206	$584,968
Earnings per common share
Basic	$7.10	$10.28	$5.00
Diluted	$7.05	$10.11	$4.91
Weighted average common shares outstanding
Basic	119,139	118,122	116,999
Diluted	119,980	120,131	119,163

The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
For the Years Ended December 31, 2023, 2022 and 2021

							Total shareholders’ equity attributable to Matador Resources Company

			Additional paid-in capital	(Accumulated deficit) retained earnings	Treasury Stock			Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2021	116,847	$1,169	$2,027,069	$(741,705)	2	$(3)	$1,286,530	$226,495	$1,513,025
Dividends declared (0.125 per share)	—	—	—	(14,581)	—	—	(14,581)	—	(14,581)
Issuance of common stock pursuant to employee stock compensation plan	768	7	(7)	—	—	—	—	—	—
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	81	1	(1)	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	12,113	—	—	—	12,113	—	12,113
Stock options exercised, net of options forfeited in net share settlements	312	3	(4,258)	—	—	—	(4,255)	—	(4,255)
Restricted stock forfeited	—	—	—	—	156	(2,621)	(2,621)	—	(2,621)
Contribution related to formation of San Mateo, net of tax of $3.6 million (See Note 11)	—	—	45,056	—	—	—	45,056	—	45,056
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(61,985)	(61,985)
Cancellation of treasury stock	(146)	(1)	(2,380)	—	(146)	2,381	—	—	—
Current period net income	—	—	—	584,968	—	—	584,968	55,668	640,636
Balance at December 31, 2021	117,862	1,179	2,077,592	(171,318)	12	(243)	1,907,210	220,178	2,127,388
Dividends declared (0.30 per share)	—	—	—	(35,246)	—	—	(35,246)	—	(35,246)
Issuance of common stock pursuant to employee stock compensation plan	1,001	10	(11,544)	—	—	—	(11,534)	—	(11,534)
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	25	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	20,224	—	—	—	20,224	—	20,224
Stock options exercised, net of options forfeited in net share settlements	157	2	(4,007)	—	—	—	(4,005)	—	(4,005)
Restricted stock forfeited	—	—	—	—	85	(2,376)	(2,376)	—	(2,376)
Contribution related to formation of San Mateo, net of tax of $5.9 million (See Note 11)	—	—	22,318	—	—	—	22,318	—	22,318
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(85,995)	(85,995)
Cancellation of treasury stock	(92)	(1)	(2,584)	—	(92)	2,585	—	—	—
Current period net income	—	—	—	1,214,206	—	—	1,214,206	72,111	1,286,317
Balance at December 31, 2022	118,953	$1,190	$2,101,999	$1,007,642	5	$(34)	$3,110,797	$206,294	$3,317,091

							Total shareholders’ equity attributable to Matador Resources Company

			Additional paid-in capital	(Accumulated deficit) retained earnings	Treasury Stock			Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2023	118,953	$1,190	$2,101,999	$1,007,642	5	$(34)	$3,110,797	$206,294	$3,317,091
Dividends declared ($0.65 per share)	—	—	—	(77,175)	—	—	(77,175)	—	(77,175)
Issuance of common stock pursuant to employee stock compensation plan	623	6	(15,560)	—	—	—	(15,554)	—	(15,554)
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	11	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	21,580	—	—	—	21,580	—	21,580
Stock options exercised, net of options forfeited in net share settlements	22	—	49	—	—	—	49	—	49
Restricted stock forfeited	—	—	—	—	146	(5,087)	(5,087)	—	(5,087)
Contributions related to formation of San Mateo, net of tax of $8.0 million (See Note 11)	—	—	30,178	—	—	—	30,178	—	30,178
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries (See Note 11)	—	—	—	—	—	—	—	24,500	24,500
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(78,253)	(78,253)
Cancellation of treasury stock	(131)	(2)	(5,074)	—	(131)	5,076	—	—	—
Current period net income	—	—	—	846,074	—	—	846,074	64,285	910,359
Balance at December 31, 2023	119,478	$1,194	$2,133,172	$1,776,541	20	$(45)	$3,910,862	$216,826	$4,127,688

The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income	$910,359	$1,286,317	$640,636
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Unrealized loss (gain) on derivatives	1,261	(18,809)	(21,011)
Depletion, depreciation and amortization	716,688	466,348	344,905
Accretion of asset retirement obligations	3,943	2,421	2,068
Stock-based compensation expense	13,661	15,123	9,039
Deferred income tax provision	172,104	344,480	74,710
Amortization of debt issuance cost and other debt related costs	7,047	(517)	3,659
Other non-cash changes	(7,262)	1,311	331
Changes in operating assets and liabilities
Accounts receivable	59,893	(205,426)	(98,456)
Lease and well equipment inventory	(3,034)	(2,847)	(1,537)
Prepaid expenses and other current assets	(11,757)	(22,952)	(11,786)
Other long-term assets	646	175	56
Accounts payable, accrued liabilities and other current liabilities	2,810	63,455	76,891
Royalties payable	34,273	23,339	28,310
Advances from joint interest owners	(32,402)	34,283	7,018
Other long-term liabilities	(402)	(7,962)	(1,478)
Net cash provided by operating activities	1,867,828	1,978,739	1,053,355
Investing activities
Drilling, completion and equipping capital expenditures	(1,192,800)	(771,830)	(431,136)
Acquisition of Advance	(1,676,132)	—	—
Acquisition of oil and natural gas properties	(187,655)	(155,074)	(238,609)
Midstream capital expenditures	(165,719)	(80,051)	(63,359)
Acquisition of midstream assets	—	(75,816)	—
Expenditures for other property and equipment	(3,636)	(1,213)	(376)
Proceeds from sale of assets and other	14,750	46,507	4,215
Net cash used in investing activities	(3,211,192)	(1,037,477)	(729,265)
Financing activities
Repayments of borrowings under Credit Agreement	(3,032,000)	(300,000)	(600,000)
Borrowings under Credit Agreement	3,532,000	200,000	260,000
Repayments of borrowings under San Mateo Credit Facility	(171,000)	(150,000)	(84,000)
Borrowings under San Mateo Credit Facility	228,000	230,000	135,000
Cost to enter into or amend credit facilities	(9,296)	(3,725)	(4,108)
Proceeds from issuance of senior unsecured notes	494,800	—	—
Issuance costs of senior unsecured notes	(8,503)	—	—
Purchase of senior unsecured notes	—	(344,302)	—
Dividends paid	(77,175)	(35,246)	(14,581)
Contributions related to formation of San Mateo	38,200	28,250	48,626
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	24,500	—	—
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(78,253)	(85,995)	(61,985)
Taxes paid related to net share settlement of stock-based compensation	(22,910)	(19,242)	(8,211)
Other	(16,031)	(592)	706
Net cash provided by (used in) financing activities	902,332	(480,852)	(328,553)
(Decrease) increase in cash and restricted cash	(441,032)	460,410	(4,463)
Cash and restricted cash at beginning of period	547,330	86,920	91,383
Cash and restricted cash at end of period	$106,298	$547,330	$86,920
Supplemental disclosures of cash flow information (Note 15)
The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

NOTE 1 — NATURE OF OPERATIONS
Matador Resources Company, a Texas corporation (“Matador” and, collectively with its subsidiaries, the “Company”), is an independent energy company engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States, with an emphasis on oil and natural gas shale and other unconventional plays. The Company’s current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. Additionally, the Company conducts midstream operations primarily through its midstream joint venture, San Mateo Midstream, LLC and its subsidiaries (“San Mateo”), and Pronto Midstream, LLC and its subsidiary (“Pronto”) in support of the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties.
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
Accounts Receivable
The Company sells its operated oil, natural gas and natural gas liquids (“NGL”) production to various purchasers (see “—Revenues” below). In addition, the Company may participate with industry partners in the drilling, completion and operation of oil and natural gas wells. Substantially all of the Company’s accounts receivable are due from purchasers of oil, natural gas and NGLs, participants in oil and natural gas wells for which the Company serves as the operator, customers of San Mateo and Pronto or the Company’s derivative counterparties. Accounts receivable are typically due within 30 to 60 days of the production date and 30 days of the billing date and are stated at amounts due from purchasers and industry partners. Amounts are considered past due if they have been outstanding for 60 days or more. No interest is typically charged on past due amounts.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
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
For the year ended December 31, 2023, three significant purchasers accounted for 76% of the Company’s total oil, natural gas and NGL revenues: Plains Marketing, L.P. (42%), Exxon Mobil Corporation (24%) and Enterprise (10%). For the year ended December 31, 2022, three significant purchasers accounted for 70% of the Company’s total oil, natural gas and NGL revenues: Exxon Mobil Corporation (34%), Plains Marketing, L.P. (27%) and BP America Production Company (9%). For the year ended December 31, 2021, three significant purchasers accounted for 72% of the Company’s total oil, natural gas and NGL revenues: Exxon Mobil Corporation (33%), Plains Marketing, L.P. (29%) and BP America Production Company (10%). If any one of Matador’s major customers were to stop purchasing its production, the Company believes there are a number of other purchasers to whom the Company could sell Matador’s production. If multiple significant customers were to discontinue purchasing Matador’s production abruptly, the Company believes it would have the resources needed to access alternative customers or markets and avoid or materially mitigate associated sales disruptions. At December 31, 2023, 2022 and 2021, approximately 38%, 29% and 39%, respectively, of the Company’s accounts receivable, including joint interest billings, related to the top three purchasers.
Lease and Well Equipment Inventory
Lease and well equipment inventory is stated at the lower of cost or net realizable value and consists entirely of materials or equipment scheduled for use in future well or midstream operations.
Oil and Natural Gas Properties
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, all costs associated with the acquisition, exploration and development of oil and natural gas properties and reserves, including unproved and unevaluated property costs, are capitalized as incurred and accumulated in a single cost center representing the Company’s activities, which are undertaken exclusively in the United States. Such costs include lease acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, costs of drilling both productive and non-productive wells, capitalized interest on qualifying projects and general and administrative expenses directly related to acquisition, exploration and development activities, but do not include any costs related to production, selling or general corporate administrative activities. The Company capitalized $54.2 million, $47.8 million and $38.4 million of its general and administrative costs into oil and natural gas properties in 2023, 2022 and 2021, respectively. The Company capitalized $20.2 million, $10.1 million and $4.8 million of its interest expense into oil and natural gas properties for the years ended December 31, 2023, 2022 and 2021, respectively.
Capitalized costs of oil and natural gas properties are amortized using the unit-of-production method based upon production and estimates of proved reserves quantities. For the years ended December 31, 2023, 2022 and 2021, the Company recorded depletion expense of $672.0 million, $428.9 million and $310.1 million, respectively. Unproved and unevaluated property costs are excluded from the amortization base used to determine depletion. Unproved and unevaluated properties are assessed for possible impairment on a periodic basis based upon changes in operating or economic conditions. This assessment includes consideration of the following factors, among others: the assignment of proved reserves, geological and geophysical evaluations, intent to drill, remaining lease term and drilling activity and results. Upon impairment, the costs of the unproved and unevaluated properties are immediately included in the amortization base. Exploratory dry holes are included in the amortization base immediately upon determination that the well is not productive.
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
December 31, 2023, 2022 and 2021
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
The estimated present value of after-tax future net cash flows from proved oil and natural gas reserves is highly dependent upon the quantities of proved reserves, the estimation of which requires substantial judgment. The associated commodity prices and the applicable discount rate used in these estimates are in accordance with guidelines established by the SEC. Under these guidelines, oil and natural gas reserves are estimated using then-current operating and economic conditions, with no provision for price and cost changes in future periods except by contractual arrangements. Future net revenues are calculated using prices that represent the arithmetic averages of the first-day-of-the-month oil and natural gas prices for the previous 12-month period, and a 10% discount factor is used to determine the present value of future net revenues. For the period from January through December 2023, these average oil and natural gas prices were $74.70 per Bbl and $2.64 per MMBtu, respectively. For the period from January through December 2022, these average oil and natural gas prices were $90.15 per Bbl and $6.36 per MMBtu, respectively. For the period from January through December 2021, these average oil and natural gas prices were $63.04 per Bbl and $3.60 per MMBtu, respectively. In estimating the present value of after-tax future net cash flows from proved oil and natural gas reserves, the average oil prices were further adjusted by property for quality, transportation and marketing fees and regional price differentials, and the average natural gas prices were further adjusted by property for energy content, transportation and marketing fees and regional price differentials.
During the years ended December 31, 2023, 2022 and 2021, the Company’s full-cost ceiling exceeded the net capitalized costs less related deferred income taxes. As a result, the Company recorded no impairment to its net capitalized costs during the years ended December 31, 2023, 2022 and 2021. Changes in oil and natural gas production rates, oil and natural gas prices, reserves estimates, future development costs and other factors will determine the Company’s actual ceiling test computation and impairment analyses in future periods.
Midstream Properties and Other Property and Equipment
Midstream properties and other property and equipment are recorded at historical cost or acquisition date fair value and include midstream equipment and facilities, including the Company’s pipelines, processing facilities and produced water disposal systems, and corporate assets, including furniture, fixtures, equipment, land and leasehold improvements. Midstream equipment and facilities are depreciated over a 30-year useful life using the straight-line, mid-month convention method. Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Software, furniture, fixtures and other equipment are depreciated over their useful life (five to 30 years) using the straight-line method. The Company capitalized $2.9 million, $2.2 million and $1.3 million of general and administrative costs into midstream properties in 2023, 2022 and 2021, respectively. The Company capitalized $2.1 million of interest expense into midstream properties for the year ended December 31, 2023. The Company did not capitalize any interest expense into midstream properties for the years ended December 31, 2022 or 2021. Maintenance and repair costs that do not extend the useful life of the property or equipment are expensed as incurred. See Note 3 for a detail of midstream properties and other property and equipment.
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
Gains and losses associated with the disposition of midstream properties and other property and equipment are recognized as a component of other income (expense) in the consolidated statements of income.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Asset Retirement Obligations
The Company recognizes the fair value of an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The asset retirement obligation is recorded as a liability at its estimated present value, with an offsetting increase recognized in oil and natural gas properties, midstream properties or other property and equipment on the consolidated balance sheets. Periodic accretion of the discounted value of the estimated liability is recorded as an expense in the consolidated statements of income.
Derivative Financial Instruments
From time to time, the Company uses derivative financial instruments to mitigate its exposure to commodity price risk associated with oil, natural gas and NGL prices. The Company’s derivative financial instruments are recorded on the consolidated balance sheets as either an asset or a liability measured at fair value. The Company has elected not to apply hedge accounting for its existing derivative financial instruments, and as a result, the Company recognizes the change in derivative fair value between reporting periods currently in its consolidated statements of income. The fair value of the Company’s derivative financial instruments is determined using industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value of money and (iii) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Realized gains and losses from the settlement of derivative financial instruments and unrealized gains and unrealized losses from valuation changes in the remaining unsettled derivative financial instruments are reported as a component of revenues in the consolidated statements of income. See Note 12 for additional information about the Company’s derivative instruments.
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
The majority of the Company’s oil marketing contracts transfer physical custody and title at or near the wellhead or a central delivery point, which is generally when control of the oil has been transferred to the purchaser. The majority of the oil produced is sold under contracts using market-based pricing, which price is then adjusted for differentials based upon delivery location and oil quality. To the extent the differentials are incurred at or after the transfer of control of the oil, the differentials are included in oil revenues on the statements of income, as they represent part of the transaction price of the contract. If the differentials, or other related costs, are incurred prior to the transfer of control of the oil, those costs are included in production taxes, transportation and processing expenses on the Company’s consolidated statements of income, as they represent payment for services performed outside of the contract with the customer.
The Company’s natural gas is sold at the lease location, at the inlet or outlet of a natural gas processing plant or at an interconnect near a marketing hub following transportation from a processing plant. The majority of the Company’s natural gas is sold under fee-based contracts. When the natural gas is sold at the lease, the purchaser gathers the natural gas via pipeline to natural gas processing plants where, if necessary, NGLs are extracted. The NGLs and remaining residue gas are then sold by the purchaser, or if the Company elects to take in-kind the natural gas or the NGLs, the Company sells the natural gas or the NGLs to a third party. Under the fee-based contracts, the Company receives NGL and residue gas value, less the fee component, or is invoiced the fee component. To the extent control of the natural gas transfers upstream of the gathering and processing activities, revenue is recognized as the net amount received from the purchaser. To the extent that control transfers downstream of those services, revenue is recognized on a gross basis, and the related costs are included in production taxes, transportation and processing expenses on the Company’s consolidated statements of income.
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
December 31, 2023, 2022 and 2021
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
(“ASC 606”) that allows recognition of revenue in the amount for which there is a right to invoice the customer without estimating a transaction price for each contract and allocating that transaction price to the performance obligations within each contract.
The Company periodically enters into natural gas purchase transactions with third parties whereby the Company (i) purchases the third party’s natural gas and subsequently sells the natural gas to other purchasers or (ii) processes the third party’s natural gas at Pronto’s cryogenic natural gas processing plant in Eddy County, New Mexico (the “Marlan Processing Plant”) or San Mateo’s Black River cryogenic natural gas processing plant in Eddy County, New Mexico (the “Black River Processing Plant”) and then purchases, and subsequently sells, the residue gas and NGLs to other purchasers. Revenues and expenses from these transactions are presented on a gross basis on the Company’s consolidated statements of income as the Company acts as a principal in the transactions by assuming the risk and rewards of ownership, including credit risk, of the natural gas purchased and by assuming the responsibility to deliver and process the natural gas volumes to be sold.
From time to time, the Company, as an owner of mineral interests, may enter into or extend a lease to a third-party lessee to develop the oil and natural gas attributable to certain of its mineral interests in return for a specified payment or lease bonus. In those instances, revenue is recognized in the period when the lease is signed and the Company has no further obligation to the lessee. The Company records these payments as “Lease bonus - mineral acreage” revenues on its consolidated statements of income.
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the years ended December 31, 2023, 2022 and 2021 (in thousands).

	Year Ended December 31,
	2023	2022	2021
Revenues from contracts with customers	$2,817,621	$3,196,699	$1,862,075
Realized loss on derivatives	(9,575)	(157,483)	(220,105)
Unrealized (loss) gain on derivatives	(1,261)	18,809	21,011
Total revenues	$2,806,785	$3,058,025	$1,662,981

	Year Ended December 31,
	2023	2022	2021
Oil revenues	$2,144,894	$2,113,606	$1,205,608
Natural gas revenues	400,705	792,132	494,934
Third-party midstream services revenues	122,153	90,606	75,499
Sales of purchased natural gas	149,869	200,355	86,034
Total revenues from contracts with customers	$2,817,621	$3,196,699	$1,862,075

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
Stock-Based Compensation
The Company may grant equity-based and liability-based common stock, stock options, restricted stock, restricted stock units, performance stock units and other awards permitted under any long-term incentive plan of the Company then in effect to members of its Board of Directors (the “Board”) and certain employees, contractors and advisors. All equity-based awards are measured at fair value on the date of grant and are recognized on a straight-line basis over the awards’ vesting periods as either a component of general and administrative expenses in the consolidated statements of income or capitalized in accordance with the Company’s policy on capitalizing general and administrative expenses for employees involved in acquisition, exploration, development and midstream activities. Awards that are expected to be settled in cash are liability-based awards, which are

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
measured at fair value at each reporting date and are recognized over the awards’ vesting periods either as a component of general and administrative expenses in the consolidated statements of income or capitalized in accordance with the Company’s policy on capitalizing general and administrative expenses for employees involved in acquisition, exploration, development and midstream activities.
The Company uses the Monte Carlo simulation method to measure the fair value of performance units. The closing price of Matador’s common stock on the grant date is used to measure the fair value of restricted stock and restricted stock unit awards granted under the 2012 Long-Term Incentive Plan (as subsequently amended and restated, the “2012 Incentive Plan”), while the closing price of Matador’s common stock on the trading day prior to the grant date is used to measure the fair value of restricted stock and restricted stock unit awards granted under the 2019 Long-Term Incentive Plan (the “2019 Incentive Plan”).
The Company’s consolidated statements of income for the years ended December 31, 2023, 2022 and 2021 include an equity-based compensation (non-cash) expense of $13.7 million, $15.1 million and $9.0 million, respectively. This equity-based compensation expense includes common stock issuances and restricted stock units expense totaling $1.2 million, $1.0 million and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, paid to independent members of the Board and advisors as compensation for their services to the Company.
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
When necessary, the Company would include interest assessed by taxing authorities in “Interest expense” and penalties related to income taxes in “Other expense” on its consolidated statements of income. The Company did not record any interest or penalties related to income taxes for the years ended December 31, 2023, 2022 and 2021.
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
December 31, 2023, 2022 and 2021
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The following are reconciliations of the numerators and denominators used to compute the Company’s basic and diluted earnings per common share as reported for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share data).

	Year Ended December 31,
	2023	2022	2021
Net income attributable to Matador Resources Company shareholders — numerator	$846,074	$1,214,206	$584,968
Weighted average common shares outstanding — denominator
Basic	119,139	118,122	116,999
Dilutive effect of options and restricted stock units	841	2,009	2,164
Diluted weighted average common shares outstanding	119,980	120,131	119,163
Earnings per common share attributable to Matador Resources Company shareholders
Basic	$7.10	$10.28	$5.00
Diluted	$7.05	$10.11	$4.91
 Credit Risk
The Company’s cash is held in financial institutions and at times these amounts exceed the insurance limits of the Federal Deposit Insurance Corporation. Management believes, however, that the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected.
The Company uses derivative financial instruments to mitigate its exposure to oil, natural gas and NGL price volatility. These transactions expose the Company to potential credit risk from its counterparties. The Company manages counterparty credit risk through established internal derivatives policies that are reviewed on an ongoing basis. Additionally, the Company’s commodity derivative contracts at December 31, 2023 were with Bank of America, which is a lender under the Company’s reserves-based revolving credit agreement (the “Credit Agreement”).
Accounts receivable constitute the principal component of additional credit risk to which the Company may be exposed. The Company attempts to minimize credit risk exposure to counterparties by monitoring the financial condition and payment history of its purchasers and joint interest partners.

Recent Accounting Pronouncements
Segments. In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. This ASU is effective retrospectively for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its disclosures.
Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this standard provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid. This ASU is effective for the Company prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its disclosures.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
NOTE 3 — PROPERTY AND EQUIPMENT
The following table presents a summary of the Company’s property and equipment balances as of December 31, 2023 and 2022 (in thousands).

	December 31,
	2023	2022
Oil and natural gas properties
Evaluated (subject to amortization)	$9,633,757	$6,862,455
Unproved and unevaluated (not subject to amortization)	1,193,257	977,502
Total oil and natural gas properties	10,827,014	7,839,957
Accumulated depletion	(5,034,243)	(4,362,292)
Net oil and natural gas properties	5,792,771	3,477,665
Midstream properties
Midstream equipment and facilities	1,318,015	1,057,668
Accumulated depreciation	(167,116)	(126,706)
Net midstream properties	1,150,899	930,962
Other property and equipment
Furniture, fixtures and other equipment	17,985	13,257
Software	8,241	8,225
Leasehold improvements	14,149	11,365
Total other property and equipment	40,375	32,847
Accumulated depreciation	(27,604)	(23,277)
Net other property and equipment	12,771	9,570
Net property and equipment	$6,956,441	$4,418,197
 The following table provides a breakdown of the Company’s unproved and unevaluated property costs not subject to amortization as of December 31, 2023 and the year in which these costs were incurred (in thousands).

Description	2023	2022	2021	2020	2019 and prior	Total
Costs incurred for
Property acquisition	$326,437	$97,748	$109,718	$40,355	$546,592	$1,120,850
Exploration wells	21,359	1,298	488	303	722	24,170
Development wells	42,904	2,198	908	542	1,685	48,237
Total	$390,700	$101,244	$111,114	$41,200	$548,999	$1,193,257
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
Property acquisition costs incurred that remain in unproved and unevaluated property at December 31, 2023 are related to the Company’s leasehold and mineral acquisitions in the Delaware Basin in Southeast New Mexico and West Texas. These costs are associated with acreage for which proved reserves have yet to be assigned. A significant portion of these costs are associated with properties that are held by production or have automatic lease renewal options. As the Company drills wells and assigns proved reserves to these properties or determines that certain portions of this acreage, if any, cannot be assigned proved reserves, portions of these costs are transferred to the amortization base.
Costs excluded from amortization also include those costs associated with exploration and development wells in progress or awaiting completion at year-end. These costs are transferred into the amortization base on an ongoing basis as these wells are completed and proved reserves are established or confirmed. These costs totaled $72.4 million at December 31, 2023. Of this total, $24.2 million was associated with exploration wells and $48.2 million was associated with development wells. The

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
NOTE 3 — PROPERTY AND EQUIPMENT — Continued
Company anticipates that most of the $72.4 million associated with these wells in progress at December 31, 2023 will be transferred to the amortization base during 2024. Unproved and unevaluated property costs for exploration and development wells incurred in years prior to 2023 are costs related to the advanced preparation for wells that the Company intends to drill in the future.
NOTE 4 — LEASES
The Company determines if an arrangement is a lease at inception of the contract. If an arrangement is a lease, the present value of the related lease payments is recorded as a liability, and an equal amount is capitalized as a right of use asset on the Company’s consolidated balance sheets. The Company elected to include payments for non-lease components associated with certain leases when determining the present value of the lease payments. Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s estimated incremental borrowing rate, determined at the lease commencement date using the Company’s average secured borrowing rate, is used to calculate present value. The weighted average estimated incremental borrowing rates used for the year ended December 31, 2023 were 5.92% and 4.55% for operating leases and financing leases, respectively. For these purposes, the lease term includes options to extend the lease when it is reasonably certain that the Company will exercise such option. Leases with terms of 12 months or less at inception are not recorded on the consolidated balance sheets unless there is a significant cost to terminate the lease, including the cost of removal of the leased asset. As the Company is the responsible party under these arrangements, the Company records the resulting assets and liabilities on a gross basis in its consolidated balance sheets.
The following table presents supplemental consolidated statement of income information related to lease expenses, on a gross basis, for the years ended December 31, 2023 and 2022, respectively (in thousands). Lease payments represent gross payments to vendors, which, for certain of the Company’s operating assets, are partially offset by amounts received from other working interest owners in the Company’s operated wells.

	Year Ended December 31,
	2023	2022
Operating leases
Lease operating	$25,637	$15,970
Plant and other midstream services	360	285
General and administrative	2,933	3,266
Total operating leases(1)	28,930	19,521
Short-term leases
Lease operating	27,252	17,437
Plant and other midstream services	5,590	4,359
General and administrative	63	34
Total short-term leases(2)(3)	32,905	21,830
Financing leases
Depreciation of assets	2,765	571
Interest on lease liabilities	410	143
Total financing leases	3,175	714
Total lease expense	$65,010	$42,065
_____________________
(1)     Does not include gross payments related to drilling rig leases of $84.1 million and $58.7 million for the years ended December 31, 2023 and 2022, respectively, that were capitalized and recorded in “Oil and natural gas properties, full-cost method” in the consolidated balance sheets at December 31, 2023 and 2022, respectively.
(2)    These costs are related to leases that are not recorded as right of use assets or lease liabilities in the consolidated balance sheets as they are short-term leases.
(3)    Does not include gross payments related to short-term drilling rig leases and other equipment rentals of $159.7 million and $101.5 million for the years ended December 31, 2023 and 2022, respectively, that were capitalized and recorded in “Oil and natural gas properties, full-cost method” in the consolidated balance sheets at December 31, 2023 and 2022, respectively.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
NOTE 4 — LEASES — Continued
The following table presents supplemental consolidated balance sheet information related to leases as of December 31, 2023 and 2022, respectively (in thousands).

	December 31,
	2023	2022
Operating leases
Other long-term assets	$44,404	$58,798
Other current liabilities	$(36,946)	$(43,921)
Other long-term liabilities	(10,800)	(19,532)
Total operating lease liabilities	$(47,746)	$(63,453)

Financing leases
Other property and equipment, at cost	$11,316	$7,425
Accumulated depreciation	(7,236)	(4,470)
Net property and equipment	$4,080	$2,955
Other current liabilities	$(1,254)	$(685)
Other long-term liabilities	(869)	(630)
Total financing lease liabilities	$(2,123)	$(1,315)
The following table presents supplemental consolidated cash flow information related to lease payments for the years ended December 31, 2023 and 2022, respectively (in thousands).

	Year Ended December 31,
	2023	2022
Cash paid related to lease liabilities
Operating cash payments for operating leases	$28,766	$19,290
Investing cash payments for operating leases	$84,065	$58,693
Financing cash payments for financing leases	$1,082	$620

Right of use assets obtained in exchange for lease obligations entered into during the period
Operating leases	$87,042	$80,254
Financing leases	$3,891	$1,511
The following table presents the maturities of lease liabilities at December 31, 2023 (in years).

Weighted-Average Remaining Lease Term	December 31, 2023
Operating leases	1.4
Financing leases	1.6

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
NOTE 4 — LEASES — Continued
The following table presents a schedule of future minimum lease payments required under all lease agreements as of December 31, 2023 (in thousands).

	December 31, 2023
	Operating Leases	Financing Leases
2024	$36,946	$1,254
2025	8,939	842
2026	3,035	153
2027	296	—
2028	—	—
Thereafter	—	—
Total lease payments	49,216	2,249
Less imputed interest	(1,470)	(126)
Total lease obligations	47,746	2,123
Less current obligations	(36,946)	(1,254)
Long-term lease obligations	$10,800	$869
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
The following table summarizes the changes in the Company’s asset retirement obligations for the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended December 31,
	2023	2022
Beginning asset retirement obligations	$53,741	$41,959
Liabilities incurred during period	6,944	4,069
Liabilities settled during period	(1,634)	(1,198)
Revisions in estimated cash flows	21,642	10,794
Acquisitions during the period	8,326	—
Divestitures during the period	(872)	(4,304)
Accretion expense	3,943	2,421
Ending asset retirement obligations	92,090	53,741
Less: current asset retirement obligations(1)	(4,605)	(756)
Long-term asset retirement obligations	$87,485	$52,985
__________________
(1)Included in “Accrued liabilities” in the Company’s consolidated balance sheets at December 31, 2023 and 2022.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
NOTE 6 — BUSINESS COMBINATIONS AND DIVESTITURES
Business Combinations
Advance Acquisition
On April 12, 2023, a wholly-owned subsidiary of the Company completed the acquisition of Advance Energy Partners Holdings, LLC (“Advance”) from affiliates of EnCap Investments L.P., including certain oil and natural gas producing properties, undeveloped acreage and midstream assets located primarily in Lea County, New Mexico and Ward County, Texas (the “Initial Advance Acquisition”). The Initial Advance Acquisition had an effective date of January 1, 2023 and an aggregate purchase price consisting of (i) an amount in cash equal to approximately $1.60 billion (which amount was subject to certain customary post-closing adjustments) (the “Cash Consideration”) and (ii) potential additional cash consideration of $7.5 million for each month of 2023 in which the average oil price (as defined in the securities purchase agreement) exceeded $85 per barrel (all such payments for the 12 months in 2023, the “Contingent Consideration”). The Cash Consideration was paid upon the closing of the Initial Advance Acquisition and was funded by a combination of cash on hand and borrowings under the Credit Agreement. The Company made no payments related to the Contingent Consideration during the first, second, or third quarters of 2023. In the fourth quarter of 2023, the Company paid Contingent Consideration of $15.0 million, as the average oil price for the months of September and October 2023 exceeded $85 per barrel.
The Company recorded the Contingent Consideration at fair value on the date of the business combination and recorded the change in the fair value in future periods as “Other income (expense)” in its consolidated statements of income. The fair value of the Contingent Consideration was $21.2 million at April 12, 2023. The change in fair value of the Contingent Consideration included in “Other income (expense)” during the year ended December 31, 2023 was income of $6.2 million. The Company used the Monte Carlo simulation method to measure the fair value of the Contingent Consideration, which has unobservable inputs and is thus classified at Level 3 in the fair value hierarchy (see Note 13 for discussion of the fair value hierarchy).
On December 1, 2023, the Company acquired additional interests from affiliates of EnCap Investments L.P., including overriding royalty interests and royalty interests in certain oil and natural gas properties located primarily in Lea County, New Mexico, most of which were included in the Initial Advance Acquisition (the “Advance Royalty Acquisition”). The Advance Royalty Acquisition had an effective date of October 1, 2023 and an aggregate purchase price of approximately $81.0 million (which amount is subject to certain customary post-closing adjustments), and was funded by cash on hand.
The Initial Advance Acquisition and Advance Royalty Acquisition (collectively, the “Advance Acquisition”) were accounted for under the acquisition method of accounting as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC Topic 805”). Under ASC Topic 805, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values as of the respective acquisition dates, with any excess purchase price allocated to goodwill. The Advance Acquisition was treated as an asset acquisition for tax purposes, as the Company acquired 100% of the membership interests of Advance in the Initial Advance Acquisition, and acquired additional overriding royalty interests and royalty interests in the Advance Royalty Acquisition.
The preliminary allocation of the total purchase price for the Advance Acquisition is set forth below (in thousands). The Company anticipates that the allocation of the purchase price should be finalized during the second quarter of 2024 upon determination of the final purchase price adjustments.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
NOTE 6 — BUSINESS COMBINATIONS AND DIVESTITURES — Continued

Consideration given	Allocation
Cash	$1,676,132
Working capital adjustments	(4,161)
Fair value of Contingent Consideration at April 12, 2023	21,151
Total consideration given	$1,693,122
Allocation of purchase price
Current assets	$79,215
Oil and natural gas properties
Evaluated	1,418,668
Unproved and unevaluated	213,528
Midstream assets	63,644
Current liabilities	(73,607)
Asset retirement obligations	(8,326)
Net assets acquired	$1,693,122
The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair value of oil and gas properties and asset retirement obligations were measured using the discounted cash flow technique of valuation.
Significant inputs to the valuation of oil and gas properties include estimates of: (i) future production volumes, (ii) expected operating and development costs, (iii) future commodity prices, (iv) recent market comparable transactions for unproved acreage and (v) a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates and are the most sensitive and subject to change.
The results of operations for the Advance Acquisition since the respective closing dates have been included in the Company’s consolidated financial statements for the year ended December 31, 2023. The oil and natural gas production from the Advance Acquisition increased the Company’s revenues and net income for the period from April 12, 2023 through December 31, 2023 by $398.9 million and $166.9 million, respectively.
Pro Forma Information
The following unaudited pro forma financial information represents a summary of the condensed consolidated results of operations for the year ended December 31, 2023 and 2022, assuming the Advance Acquisition had been completed as of January 1, 2022. The pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations or the consolidated financial position of the Company would have been had the Advance Acquisition occurred on the dates noted above, nor is it necessarily indicative of the future results of operations or consolidated financial position of the Company. Future results may vary significantly from the results reflected because of various factors.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
NOTE 6 — BUSINESS COMBINATIONS AND DIVESTITURES — Continued
The information below reflects certain nonrecurring pro forma adjustments that were directly related to the business combination based on currently available information and certain estimates and assumptions that the Company believes provide a reasonable basis for presenting the significant effects of the Advance Acquisition, including (i) the increase in depletion reflecting the relative fair values and production volumes attributable to the acquired properties and the revision to the depletion rate reflecting the reserve volumes acquired, (ii) adjustments to interest expense as a result of the incremental borrowings necessary to finance the Advance Acquisition and (iii) the estimated tax impacts of the pro-forma adjustments. The pro forma financial information does not reflect the benefits of projected synergies, potential cost savings or the costs that may be necessary to achieve such savings, opportunities to increase revenue generation or other factors that may result from the Advance Acquisition and, accordingly, does not attempt to predict or suggest future results. Management cannot identify the timing, nature and amount of such savings, costs or other factors, any of which could affect the future consolidated results of operations or consolidated financial position of the Company.

	Year Ended December 31,
	2023	2022
	Unaudited
	(In thousands, except per share data)
Total revenue	$2,969,831	$3,818,976
Net income attributable to Matador Resources Company shareholders	$937,031	$1,496,346

Earnings per share:
Basic	$7.87	$12.67
Diluted	$7.81	$12.46

Pronto Acquisition
On June 30, 2022, the Company acquired the Marlan Processing Plant, three compressor stations and approximately 45 miles of natural gas gathering pipelines in Lea and Eddy Counties, New Mexico as part of the acquisition (the “Pronto Acquisition”) of a wholly-owned subsidiary of Summit Midstream Partners, LP that was subsequently renamed Pronto. This acquisition was also accounted for as a business combination in accordance with ASC Topic 805. In addition, the Company assumed certain takeaway capacity on a Federal Energy Regulatory Commission regulated natural gas pipeline. As consideration for the business combination, the Company paid approximately $77.8 million in cash, subject to certain customary post-closing purchase price adjustments. The pro forma impact of this business combination to revenues and net income for 2022 would not be material to the Company’s 2022 revenues and net income as reported.
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

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
NOTE 6 — BUSINESS COMBINATIONS AND DIVESTITURES — Continued
Divestitures
During 2023 and 2022, the Company converted approximately $0.7 million and $46.5 million, respectively, of non-core assets to cash. These properties were primarily located in South Texas and Northwest Louisiana.
NOTE 7 — DEBT
At December 31, 2023, the Company had (i) $699.2 million of outstanding 5.875% senior notes due 2026 (the “2026 Notes”), (ii) $500.0 million of outstanding 6.875% senior notes due 2028 (the “2028 Notes”), (iii) $500.0 million in borrowings outstanding under the Credit Agreement and (iv) approximately $52.3 million in outstanding letters of credit issued pursuant to the Credit Agreement.
At December 31, 2023, San Mateo had $522.0 million in borrowings outstanding under its revolving credit facility (the “San Mateo Credit Facility”) and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility.
Credit Agreements
MRC Energy Company
On November 18, 2021, the Company entered into its Fourth Amended and Restated Credit Agreement with the lenders party thereto, currently led by Truist Bank as administrative agent (the “Credit Agreement”). MRC Energy Company (“MRC”), a subsidiary of Matador that directly or indirectly holds the ownership interests in the Company’s other operating subsidiaries, other than its less-than-wholly-owned subsidiaries, is the borrower under the Credit Agreement. Borrowings are secured by mortgages on at least 85% of MRC’s and the Restricted Subsidiaries’ (as defined in the Credit Agreement) proved oil and natural gas properties and by the equity interests of certain of MRC’s wholly-owned subsidiaries, which are also guarantors. San Mateo and Pronto are not guarantors of the Credit Agreement. In addition, all obligations under the Credit Agreement are guaranteed by Matador, the parent corporation. Various commodity hedging agreements with certain of the lenders under the Credit Agreement (or affiliates thereof) are also secured by the collateral of and guaranteed by certain eligible subsidiaries of MRC. The Credit Agreement matures on October 31, 2026 or, if earlier, the date that is 180 days prior to the earliest stated redemption date of any senior notes of the Company with an outstanding principal balance in excess of $25.0 million.
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
In March 2023, the lenders completed their review of the Company’s proved oil and natural gas reserves, and, as a result, the Company and its lenders entered into an amendment to the Fourth Amended and Restated Credit Agreement, which amended the Credit Agreement to, among other things: (i) reaffirm the borrowing base at $2.25 billion, (ii) increase the elected borrowing commitment from $775.0 million to $1.25 billion, (iii) maintain the maximum facility amount at $1.50 billion and (iv) add another bank to the lending group. This March 2023 reaffirmation of the borrowing base constituted the regularly scheduled May 1 redetermination.
In October 2023, the lenders completed their review of the Company’s proved oil and natural gas reserves, and, as a result, the Company and its lenders entered into an amendment to the Fourth Amended and Restated Credit Agreement, which amended the Credit Agreement to, among other things: (i) increase the borrowing base from $2.25 billion to $2.50 billion, (ii) increase the elected borrowing commitment from $1.25 billion to $1.325 billion, (iii) increase the maximum facility amount from $1.50 billion to $2.00 billion and (iv) add another bank to the lending group. This October 2023 redetermination constituted the regularly scheduled November 1 redetermination. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected borrowing commitment (subject to compliance with the covenants noted below).
In the event of an increase in the elected borrowing commitment, the Company is required to pay a fee to the lenders equal to a percentage of the amount of the increase, which is determined based on market conditions at the time of the increase. If, upon a redetermination of the borrowing base, the borrowing base were to be less than the outstanding borrowings under the Credit Agreement at such time, the Company would be required to provide additional collateral satisfactory in nature and value to the lenders to increase the borrowing base to an amount sufficient to cover such excess or to repay the deficit in equal installments over a period of six months.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
NOTE 7 — DEBT — Continued
Total deferred loan costs were $9.3 million at December 31, 2023, and these costs are being amortized over the term of the Credit Agreement. At December 31, 2023, the Company had $500.0 million in borrowings outstanding under the Credit Agreement and approximately $52.3 million in outstanding letters of credit issued pursuant to the Credit Agreement. The Company’s effective interest rate under the Credit Agreement was 7.21% at December 31, 2023.
After giving effect to the amendment to the Credit Agreement, the applicable interest rate margin for borrowings under the Credit Agreement ranges from 1.75% to 2.75% for borrowings bearing interest with reference to the Adjusted Term SOFR Rate and from 0.75% to 1.75% for borrowings bearing interest with reference to the Alternate Base Rate (as defined in the Credit Agreement), in each case depending on the level of borrowings under the Credit Agreement. In addition, the Adjusted Term SOFR Rate includes a credit spread adjustment of 0.10% for all interest periods. The interest period for Adjusted Term SOFR Rate borrowings may be one, three or six months as designated by MRC. If MRC has outstanding borrowings under the Credit Agreement and interest rates increase, so will MRC’s interest costs, which may have a material adverse effect on the Company’s results of operations and financial condition.
A commitment fee of 0.375% to 0.50%, depending on the level of borrowings under the Credit Agreement, is also paid quarterly in arrears. The Company includes this commitment fee, any amortization of deferred financing costs (including origination, borrowing base increase and amendment fees) and annual agency fees, if any, as interest expense and in its interest rate calculations and related disclosures. The Credit Agreement requires the Company to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities under the Credit Agreement, of not less than 1.0 to 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to $75 million of unrestricted cash and cash equivalents) divided by a rolling four quarter EBITDA calculation, of 3.50 to 1.0 or less at the end of each fiscal quarter.
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
The Company believes that it was in compliance with the terms of the Credit Agreement at December 31, 2023.
San Mateo Midstream, LLC
On December 19, 2018, San Mateo entered into the San Mateo Credit Facility with the lenders party thereto, currently led by Truist Bank as administrative agent. In October 2023, the lenders under the San Mateo Credit Facility increased the lender

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
NOTE 7 — DEBT — Continued
commitments from $485.0 million to $535.0 million and added one new bank to San Mateo’s lending group. The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments of up to $735.0 million. The San Mateo Credit Facility is non-recourse with respect to Matador and its other subsidiaries, but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property.
Total deferred loan costs were $3.1 million at December 31, 2023, and these costs are being amortized over the term of the San Mateo Credit Facility. San Mateo’s effective interest rate under the San Mateo Credit Facility was 7.71% at December 31, 2023. At December 31, 2023, San Mateo had $522.0 million in borrowings outstanding under the San Mateo Credit Facility and $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The outstanding borrowings under the San Mateo Credit Facility mature on December 9, 2026.
Borrowings under the San Mateo Credit Facility may be in the form of a base rate loan or an Adjusted Term SOFR Rate loan. If San Mateo borrows funds as a base rate loan, such borrowings will bear interest at a rate equal to the greatest of (i) the prime rate for such day, (ii) the Federal Funds Effective Rate (as defined in the San Mateo Credit Facility) on such day, plus 0.50%, and (iii) the Adjusted Term SOFR Rate (as defined in the San Mateo Credit Facility) for a one month tenor plus 1.0%, plus, in each case, an amount ranging from 1.25% to 2.25% depending on San Mateo’s Consolidated Total Leverage Ratio (as defined in the San Mateo Credit Facility). If San Mateo borrows funds as an Adjusted Term SOFR Rate loan, such borrowings will bear interest at a rate equal to (x) the Adjusted Term SOFR Rate for the chosen interest period plus (y) an amount ranging from 2.25% to 3.25% depending on San Mateo’s Consolidated Total Leverage Ratio. If San Mateo has outstanding borrowings under the San Mateo Credit Facility and interest rates increase, so will San Mateo’s interest costs, which may have a material adverse effect on San Mateo’s results of operations and financial condition.
A commitment fee of 0.30% to 0.50%, depending on San Mateo’s Consolidated Total Leverage Ratio, is also paid quarterly in arrears. The Company includes this commitment fee, any amortization of deferred financing costs (including origination and amendment fees) and annual agency fees, if any, as interest expense and in its interest rate calculations and related disclosures. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility.
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
December 31, 2023, 2022 and 2021
NOTE 7 — DEBT — Continued
•a change of control, as defined in the San Mateo Credit Facility.
The Company believes that San Mateo was in compliance with the terms of the San Mateo Credit Facility at December 31, 2023.
Senior Unsecured Notes
2026 Notes
At December 31, 2023, the Company had $699.2 million of outstanding 2026 Notes, which have a 5.875% coupon rate. The 2026 Notes were registered under the Securities Act and mature September 15, 2026. Interest is payable on the 2026 Notes semi-annually in arrears on each March 15 and September 15. The 2026 Notes are jointly and severally guaranteed on a senior unsecured basis by certain subsidiaries of the Company (the “Guarantors”). San Mateo and Pronto are not Restricted Subsidiaries (as defined in the indenture governing the 2026 Notes (the “2026 Notes Indenture”)) or Guarantors of the 2026 Notes.
The Company may redeem all or a part of the 2026 Notes at any time or from time to time at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on September 15 of the years indicated below:

Year	Redemption Price
2023	101.469%
2024 and thereafter	100.000%
Subject to certain exceptions, the 2026 Notes Indenture contains various covenants that limit the Company’s and its Restricted Subsidiaries’ ability to take certain actions, including, but not limited to, the following:
•incur additional indebtedness;
•sell assets;
•pay dividends or make certain investments;
•create liens that secure indebtedness;
•enter into transactions with affiliates; and
•merge or consolidate with another company.
In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to Matador, any Restricted Subsidiary (as defined in the 2026 Notes Indenture) that is a Significant Subsidiary (as defined in the 2026 Notes Indenture) or any group of Restricted Subsidiaries that, taken together, would constitute a Significant Subsidiary, all outstanding 2026 Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding 2026 Notes may declare all the 2026 Notes to be due and payable immediately. Events of default include, but are not limited to, the following events:
•default for 30 days in the payment when due of interest on the 2026 Notes;
•default in the payment when due of the principal of, or premium, if any, on the 2026 Notes;
•failure by the Company to comply with its obligations to offer to purchase or purchase 2026 Notes pursuant to the change of control or asset sale covenants of the 2026 Notes Indenture or to comply with the covenant relating to mergers;
•failure by the Company for 180 days after notice to comply with its reporting obligations under the 2026 Notes Indenture;
•failure by the Company for 60 days after notice to comply with any of the other agreements in the 2026 Notes Indenture;
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
December 31, 2023, 2022 and 2021
NOTE 7 — DEBT — Continued
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
2028 Notes
On April 11, 2023, the Company completed the sale of $500.0 million in aggregate principal amount of the 2028 Notes, which have a 6.875% coupon rate and mature April 15, 2028. Interest is payable on the 2028 Notes semi-annually in arrears on each April 15 and October 15. The 2028 Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantors. San Mateo and Pronto are not Restricted Subsidiaries (as defined in the indenture governing the 2028 Notes (the “2028 Notes Indenture”)) or Guarantors of the 2028 Notes.
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
On or after April 15, 2025, the Company may redeem all or a part of the 2028 Notes at any time or from time to time at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on April 15 of the years indicated below:

Year	Redemption Price
2025	103.438%
2026	101.719%
2027 and thereafter	100.000%
Subject to certain exceptions, the 2028 Notes Indenture contains various covenants that limit the Company’s and its Restricted Subsidiaries’ ability to take certain actions, including, but not limited to, the following:
•incur additional indebtedness;
•sell assets;
•pay dividends or make certain investments;
•create liens that secure indebtedness;
•enter into transactions with affiliates; and
•merge or consolidate with another company.
In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to Matador, any Restricted Subsidiary (as defined in the 2028 Notes Indenture) that is a Significant Subsidiary (as defined in the 2028 Notes Indenture) or any group of Restricted Subsidiaries that, taken together, would constitute a Significant Subsidiary, all outstanding 2028 Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding 2028 Notes may declare all the 2028 Notes to be due and payable immediately. Events of default include, but are not limited to, the following events:
•default for 30 days in the payment when due of interest on the 2028 Notes;
•default in the payment when due of the principal of, or premium, if any, on the 2028 Notes;
•failure by the Company to comply with its obligations to offer to purchase or purchase 2028 Notes pursuant to the change of control or asset sale covenants of the 2028 Notes Indenture or to comply with the covenant relating to mergers;
•failure by the Company for 180 days after notice to comply with its reporting obligations under the 2028 Notes Indenture;

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
NOTE 7 — DEBT — Continued
•failure by the Company for 60 days after notice to comply with any of the other agreements in the 2028 Notes Indenture;
•payment defaults and accelerations with respect to other indebtedness of the Company and its Restricted Subsidiaries in the aggregate principal amount of $100.0 million or more;
•failure by the Company or any Restricted Subsidiary to pay certain final judgments aggregating in excess of $100.0 million within 60 days;
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
Debt Maturities
The components of debt, including the effects of issuance costs and net discounts, as of December 31, 2023 and 2022 are as follows (in thousands).

	December 31,
	2023	2022
Revolving credit agreements:
Credit Agreement due 2026	$500,000	$—
San Mateo Credit Facility due 2026	522,000	465,000
Senior unsecured notes:
5.875% senior notes due 2026	699,191	699,191
6.875% senior notes due 2028	500,000	—
Issuance costs and discounts, net	(14,564)	(3,946)
Total senior unsecured notes payable	1,184,627	695,245
Total long-term debt	$2,206,627	$1,160,245

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021

NOTE 8 — INCOME TAXES
Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company’s net deferred tax position as of December 31, 2023 and 2022 is as follows (in thousands).

	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$14,387	$12,874
Compensation	13,303	14,184
Research and experimental tax credits, net of reserve	12,638	—
Lease liabilities	9,723	12,585
Other	451	1,934
Total deferred tax assets	50,502	41,577
Valuation allowance on deferred tax assets	(12,556)	(11,322)
Total deferred tax assets, net of valuation allowance	37,946	30,255
Deferred tax liabilities
Property and equipment	(534,538)	(378,925)
Less than wholly-owned subsidiaries	(71,735)	(63,388)
Lease right of use assets	(9,723)	(12,585)
Unrealized gain on derivatives	(676)	(995)
Other	(2,713)	(2,713)
Total deferred tax liabilities	(619,385)	(458,606)
Net deferred tax liabilities	$(581,439)	$(428,351)
The current income tax provision and the deferred income tax provision for the years ended December 31, 2023, 2022 and 2021 were comprised of the following (in thousands).

	Year Ended December 31,
	2023	2022	2021
Current income tax provision
Federal income tax	$1,554	$31,335	$—
State income tax	12,368	23,542	—
Net current income tax provision	$13,922	$54,877	$—
Deferred income tax provision
Federal income tax	$145,711	$302,486	$44,883
State income tax	26,393	41,994	29,827
Net deferred income tax provision	$172,104	$344,480	$74,710

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
NOTE 8 — INCOME TAXES — Continued
Reconciliations of the tax expense computed at the statutory federal rate to the Company’s total income tax provision for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands).

	Year Ended December 31,
	2023	2022	2021
Federal tax expense at statutory rate(1)	$230,241	$353,992	$150,223
State income tax expense	38,525	59,870	26,646
Permanent differences	3,558	(84)	9,612
Non-controlling interest in subsidiaries	(13,500)	(15,143)	(11,690)
Tax credits generated	(109,368)	—	—
Reserve on uncertain tax positions	35,336	—	—
Change in federal valuation allowance	—	—	(103,262)
Change in state valuation allowance	1,234	722	3,181
Total income tax provision	$186,026	$399,357	$74,710
__________________
(1)The statutory federal tax rate was 21% for the years ended December 31, 2023, 2022 and 2021.
The Company files a United States federal income tax return and several state tax returns, a number of which remain open for examination. The earliest tax year open for examination for the federal, the State of New Mexico and the State of Louisiana tax returns is 2020. The earliest tax year open for examination for the State of Texas tax return is 2019.
As of December 31, 2023, the Company had unrecognized tax benefits (“UTB”) of $35.3 million as a result of research and experimental expenditures related to horizontal drilling and completion innovations, which would reduce the Company’s effective tax rate in future periods if and when realized. There were no UTBs as of December 31, 2022 or 2021. Although the Company does not anticipate a material change in UTBs within the next 12 months, the timing as to when the Company will substantially resolve the uncertainties associated with the UTBs is unknown.
A reconciliation of UTBs for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands).

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$—	$—	$—
Additions for tax positions	35,336	—	—
Balance at end of period(1)	$35,336	$—	$—
__________________
(1)At December 31, 2023, the UTBs related to the U.S. federal and state of Texas jurisdictions were $30.7 million and $4.6 million, respectively.
NOTE 9 — STOCK-BASED COMPENSATION
In 2012, the Company’s Board adopted and shareholders approved the 2012 Incentive Plan. The 2012 Incentive Plan provided for a maximum of 8,700,000 shares of common stock in the aggregate that could be issued pursuant to options, restricted stock, stock appreciation rights, restricted stock units or other performance award grants.
In 2019, the Board adopted and shareholders approved the 2019 Incentive Plan. In 2022, the Board adopted and shareholders approved the first amendment to the 2019 Long-Term Incentive Plan authorizing an additional 3,725,000 shares of common stock for issuance to employees, directors, contractors or advisors of the Company. As of December 31, 2023, the 2019 Incentive Plan provided for a maximum of 4,488,901 shares of common stock in the aggregate that may be issued pursuant to grants of options, restricted stock, stock appreciation rights, restricted stock units or other performance award grants. The persons eligible to receive awards under the 2019 Incentive Plan include employees, directors, contractors or advisors of the Company. The primary purpose of the 2019 Incentive Plan is to attract and retain key employees, directors, contractors or advisors of the Company. With the adoption of the 2019 Incentive Plan, the Company does not expect to make any future awards under the 2012 Incentive Plan, but the 2012 Incentive Plan will remain in place until all awards outstanding under that plan have been settled.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
NOTE 9 — STOCK-BASED COMPENSATION — Continued
The 2012 Incentive Plan and 2019 Incentive Plan (collectively, the “LTIPs”) are administered by the independent members of the Board, who, upon recommendation of the Strategic Planning and Compensation Committee of the Board, determine the number of options, restricted shares or other awards to be granted, the effective dates, the terms of the grants and the vesting periods. The Company typically uses newly issued shares of common stock to satisfy option exercises or restricted share grants.
During the years ended December 31, 2023, 2022 and 2021, the Company granted both equity-based and liability-based awards under the 2019 Incentive Plan. The fair value of equity-based awards is fixed at the grant date, while the fair value of liability-based awards is remeasured at each reporting period.
In 2022, the Board adopted and shareholders approved an Employee Stock Purchase Plan (the “ESPP”), which authorizes a maximum of 4.0 million shares of common stock to be purchased. The purpose of the ESPP is to encourage and enable the Company’s eligible employees to acquire an interest in the Company through the ownership of common stock. At December 31, 2023, the Company had 3,934,015 remaining shares available for issuance under the ESPP.
Service-Based Restricted Stock, Restricted Stock Units and Common Stock
The Company has granted stock, restricted stock and restricted stock unit awards to employees, consultants, outside directors and advisors of the Company under the LTIPs. The stock and restricted stock are issued upon grant, with the restrictions, if any, being removed upon vesting. The equity-based restricted stock units are issued upon vesting, unless the recipient makes an election to defer issuance for a set term after vesting. Liability-based restricted stock units are settled in cash upon vesting. Restricted stock and restricted stock units granted in 2023, 2022 and 2021 were service-based awards, which will settle in cash or equity, and vest over a one-year to three-year period. Performance-based restricted stock units granted in 2023 and 2022 vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year periods ending December 31, 2025 and 2024, respectively, as compared to a designated peer group, and will be settled in equity.
Equity-Based
A summary of the non-vested equity-based restricted stock and restricted stock units as of December 31, 2023 is presented below (in thousands, except fair value).

	Restricted Stock		Restricted Stock Units
	Service Based		Service Based		Performance Based
Non-vested restricted stock and restricted stock units	Shares	Weighted average fair value	Shares	Weighted average fair value	Shares	Weighted average fair value
Non-vested at December 31, 2022	658	$24.59	16	$66.16	596	$56.31
Granted	277	$53.53	24	$51.50	144	$87.39
Vested(1)	(290)	$19.90	(16)	$66.16	(281)	$50.53
Forfeited	(49)	$47.50	—	$—	(103)	$54.81
Non-vested at December 31, 2023	596	$47.31	24	$51.50	356	$73.82
__________________
(1)On December 31, 2023, 280,500 of the performance-based awards that were granted in 2021 vested. The vested units earned 178% for each vested award representing 499,290 aggregate shares of common stock, which were issued on December 31, 2023.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
NOTE 9 — STOCK-BASED COMPENSATION — Continued
Liability-Based
A summary of the non-vested liability-based restricted stock units as of December 31, 2023 is presented below (in thousands).

Non-vested restricted stock units	Shares
Non-vested at December 31, 2022	722
Granted	229
Vested	(379)
Forfeited	(107)
Non-vested at December 31, 2023	465
During the years ended December 31, 2023, 2022 and 2021, the Company settled 378,852, 587,251 and 487,252 liability-based awards, respectively, for $20.5 million, $30.8 million and $12.4 million in cash, respectively.
At December 31, 2023, the aggregate intrinsic value for the restricted stock and restricted stock units outstanding was $82.8 million, of which $26.7 million is expected to be settled in cash as calculated based on the maximum number of shares of restricted stock units vesting, based on the closing price of Matador’s common stock on the appropriate date under the LTIPs.
At December 31, 2023, the total remaining unrecognized compensation expense related to unvested restricted stock and restricted stock units was approximately $49.2 million, of which $17.6 million is expected to be settled in cash, based on the closing price of Matador’s common stock on the appropriate date under the LTIPs. The weighted average remaining requisite service period (vesting period) of all non-vested restricted stock and restricted stock units was 1.7 years.
The fair value of restricted stock and restricted stock units vested during 2023, 2022 and 2021 was $64.8 million, $99.6 million and $51.9 million, respectively.
Summary
During the years ended December 31, 2023, 2022 and 2021, the total expense attributable to restricted stock and restricted stock units was $33.0 million, $51.6 million and $36.3 million, respectively. During the year ended December 31, 2023, the Company did not recognize expense attributable to stock options. During the years ended December 31, 2022 and 2021, the total expense attributable to stock options was $0.5 million and $1.0 million, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company capitalized $7.4 million, $5.0 million and $7.2 million, respectively, related to stock-based compensation and expensed the remaining $25.6 million, $47.1 million and $30.0 million, respectively.
The total tax benefit recognized for all stock-based compensation was $7.0 million, $11.0 million and $7.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
NOTE 10 — EMPLOYEE BENEFIT PLANS
401(k) Plan
All full-time Company employees are eligible to join the Company’s defined contribution retirement plan the first day of the calendar month immediately following their date of employment. Each employee may contribute up to the maximum allowable under the Internal Revenue Code. Each year, the Company makes a contribution to the plan that equals 3% of the employee’s annual compensation, up to the maximum allowable under the Internal Revenue Code, referred to as the Employer’s Safe Harbor Non-Elective Contribution, which totaled $2.2 million, $1.8 million and $1.6 million in 2023, 2022 and 2021, respectively. In addition, each year, the Company may make a discretionary matching contribution, as well as additional contributions. The Company’s discretionary matching contributions totaled $2.8 million, $2.3 million and $2.1 million in 2023, 2022 and 2021, respectively. The Company made no additional contributions in any reporting period presented.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021

NOTE 11 — EQUITY
Common Stock Dividend
The Board declared quarterly cash dividends of $0.15 per share of common stock in each of the first, second and third quarters of 2023. The first quarter dividend, which totaled $17.8 million was paid on March 9, 2023 to shareholders of record as of February 27, 2023. The second quarter dividend, which totaled $17.9 million, was paid on June 1, 2023 to shareholders of record as of May 11, 2023. The third quarter dividend, which totaled $17.8 million, was paid on September 1, 2023 to shareholders of record as of August 11, 2023. In October 2023, the Board amended the Company’s dividend policy to increase the quarterly dividend to $0.20 per share of common stock and also declared a quarterly cash dividend of $0.20 per share of common stock. The fourth quarter dividend, which totaled $23.7 million, was paid on December 1, 2023 to shareholders of record as of November 10, 2023.
The Board declared a quarterly cash dividend of $0.05 per share of common stock in each of the first two quarters of 2022 and the Board declared a quarterly cash dividend of $0.10 per share of common stock for the last two quarters of 2022. Total cash dividends declared and paid totaled $77.2 million and $35.2 million, respectively, during the years ended December 31, 2023 and 2022.
On February 13, 2024, the Board declared a quarterly cash dividend of $0.20 per share of common stock payable on March 13, 2024 to shareholders of record as of February 23, 2024.
Treasury Stock
On October 19, 2023, October 20, 2022 and October 21, 2021, Matador’s Board canceled all of the shares of treasury stock outstanding as of September 30, 2023, 2022 and 2021, respectively. These shares were restored to the status of authorized but unissued shares of common stock of the Company.
The shares of treasury stock outstanding at December 31, 2023, 2022 and 2021 represent forfeitures of non-vested restricted stock awards and forfeitures of fully vested restricted stock awards due to net share settlements with employees.
Preferred Stock
The Company’s Amended and Restated Certificate of Formation authorizes 2,000,000 shares of preferred stock. Before any such shares are issued, the Board shall fix and determine the designations, preferences, limitations and relative rights, including voting rights of the shares of each such series.
San Mateo Distributions and Contributions
During the years ended December 31, 2023, 2022 and 2021, San Mateo distributed $81.4 million, $89.5 million and $64.5 million, respectively, to the Company and $78.3 million, $86.0 million and $62.0 million, respectively, to Five Point Energy, LLC (“Five Point”), the Company’s joint venture partner in San Mateo. During the year ended December 31, 2023, the Company contributed $25.5 million and Five Point contributed $24.5 million of cash to San Mateo. During the years ended December 31, 2022 and 2021, neither the Company nor Five Point contributed cash to San Mateo.
Performance Incentives
As part of the joint venture agreements with Five Point, the Company had the potential to earn two different sets of performance incentives. These performance incentives are recorded as additional contributions related to the formation of San Mateo as they are received. Beginning in 2017, the Company had the potential to earn up to $73.5 million in performance incentives related to the Company’s performance in its Rustler Breaks asset area in Eddy County and the Wolf portion of its West Texas asset area in Loving County over a five-year period, which in October 2020 was extended by an additional year to January 31, 2023. Through January 31, 2023, the Company had earned all of the potential $73.5 million in performance incentives. Five Point paid $14.7 million in performance incentives in each of the first quarters of 2018, 2019, 2020, 2021 and 2023. Beginning in 2019, the Company had the potential to earn up to $150.0 million in additional deferred performance incentives in its Stebbins area and surrounding leaseholds in the southern portion of its Arrowhead asset area (the “Greater Stebbins Area”) and Stateline asset area through mid-2024, of which the Company had earned $85.7 million through February 20, 2024, plus additional performance incentives for securing volumes from third-party customers. During the years ended December 31, 2023 and 2022, Five Point paid $23.5 million and $28.3 million, respectively, in these additional performance incentives. Both of these performance incentives are recorded when received, net of the $8.0 million and $5.9 million deferred tax impact to Matador for the years ended December 31, 2023 and 2022, respectively, in “Additional paid-in-capital” in the Company’s consolidated balance sheets.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021

NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS
From time to time, the Company uses derivative financial instruments to mitigate its exposure to commodity price risk associated with oil, natural gas and NGL prices. The Company records derivative financial instruments on its consolidated balance sheets as either assets or liabilities measured at fair value. The Company has elected not to apply hedge accounting for its existing derivative financial instruments. As a result, the Company recognizes the change in derivative fair value between reporting periods currently in its consolidated statements of income as an unrealized gain or loss. The fair value of the Company’s derivative financial instruments is determined using industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) time value of money and (iii) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. The Company has evaluated and considered the credit standings of its counterparties in determining the fair value of its derivative financial instruments.
At December 31, 2023, the Company had natural gas basis differential swap contracts open and in place to mitigate its exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price. The Company had no open contracts associated with oil or NGL prices at December 31, 2023.
 The following is a summary of the Company’s open basis differential swap contracts at December 31, 2023.

		Notional Quantity (MMBtu)	Fixed Price ($/MMBtu)	Fair Value of Asset (Liability) (thousands)

Commodity	Calculation Period
Natural Gas Basis Differential	01/01/2024 - 12/31/2025	21,930,000	$(0.59)	2,670
Total open basis differential swap contracts				$2,670
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
December 31, 2023, 2022 and 2021
NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the consolidated balance sheets as of December 31, 2023 and December 31, 2022 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the consolidated balance sheets	Net amounts presented in the consolidated balance sheets
December 31, 2023
Current assets	$2,573	$(461)	$2,112
Other assets	1,743	(1,185)	558
Total	$4,316	$(1,646)	$2,670
December 31, 2022
Current assets	$3,930	$—	$3,930
Total	$3,930	$—	$3,930

The following table summarizes the location and aggregate gain (loss) of all derivative financial instruments recorded in the consolidated statements of income for the periods presented (in thousands).

		Year Ended December 31,
Type of Instrument	Location in Statements of Income	2023	2022	2021
Derivative Instrument
Oil	Revenues: Realized loss on derivatives	$—	$(75,806)	$(194,058)
Natural Gas	Revenues: Realized loss on derivatives	(9,575)	(81,677)	(26,047)
Realized loss on derivatives		(9,575)	(157,483)	(220,105)
Oil	Revenues: Unrealized gain on derivatives	—	14,727	26,857
Natural Gas	Revenues: Unrealized (loss) gain on derivatives	(1,261)	4,082	(5,846)
Unrealized (loss) gain on derivatives		(1,261)	18,809	21,011
Total		$(10,836)	$(138,674)	$(199,094)

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of December 31, 2023 and 2022 (in thousands).

	Fair Value Measurements at December 31, 2023 using
Description
	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Natural gas derivatives	$—	$2,670	$—	$2,670
Total	$—	$2,670	$—	$2,670

	Fair Value Measurements at December 31, 2022 using
Description
	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Natural gas derivatives	$—	$3,930	$—	$3,930
Total	$—	$3,930	$—	$3,930
Additional disclosures related to derivative financial instruments are provided in Note 12.
Other Fair Value Measurements
 At December 31, 2023 and 2022, the carrying values reported on the consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners and other current liabilities approximated their fair values due to their short-term maturities.
At December 31, 2023 and 2022, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
At December 31, 2023 and 2022, the fair value of the 2026 Notes was $694.1 million and $675.7 million, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
At December 31, 2023, the fair value of the 2028 Notes was $510.9 million based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination, lease and well equipment inventory when the market value is determined to be lower than the cost of

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
NOTE 13 — FAIR VALUE MEASUREMENTS — Continued
the inventory and other property and equipment that are reduced to fair value when they are impaired or held for sale. The Company recorded no impairment to its lease and well equipment inventory or other property and equipment in 2023 and 2022.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Produced Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and produced water from certain portions of its acreage for gathering, transportation, processing, fractionation, sales and disposal. The Company paid approximately $51.5 million and $48.3 million for deliveries under these agreements during the years ended December 31, 2023 and 2022, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at December 31, 2023, the total deficiencies required to be paid by the Company under these agreements would be approximately $546.0 million.
San Mateo Commitments
The Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area and acreage in the Greater Stebbins Area and the Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, the Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements (collectively with the transportation, gathering and produced water disposal agreements, the “Operational Agreements”). San Mateo provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The remaining minimum contractual obligation under the Operational Agreements at December 31, 2023 was approximately $218.2 million.
Other Commitments
The Company does not own or operate its own drilling rigs, but instead enters into contracts with third parties for such drilling rigs. These contracts establish daily rates for the drilling rigs and the term of the Company’s commitment for the drilling services to be provided. The Company would incur a termination obligation if the Company elected to terminate a contract and if the drilling contractor were unable to secure replacement work for the contracted drilling rigs at the same daily rates being charged to the Company prior to the end of their respective contract terms. The Company’s undiscounted minimum outstanding aggregate termination obligations under its drilling rig contracts were approximately $22.2 million at December 31, 2023.
At December 31, 2023, the Company had outstanding commitments to participate in the drilling and completion of various non-operated wells. If all of these wells are drilled and completed as proposed, the Company’s undiscounted minimum outstanding aggregate commitments for its participation in these non-operated wells were approximately $27.9 million at December 31, 2023. The Company expects these costs to be incurred within the next year.
At December 31, 2023, the Company had outstanding midstream commitments of $162.7 million for the construction and installation of Pronto’s additional natural gas processing plant with a designed inlet processing capacity of 200 MMcf per day, including a nitrogen rejection unit and additional related facilities, in addition to commitments to purchase 11 compressors to be utilized in San Mateo and Pronto operations. The Company expects the majority of these costs to be incurred within the next year.
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

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
NOTE 15 — SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at December 31, 2023 and 2022 (in thousands).

	December 31,
	2023	2022
Accrued evaluated and unproved and unevaluated property costs	$144,443	$112,766
Accrued midstream properties costs	55,195	11,623
Accrued lease operating expenses	62,005	46,975
Accrued interest on debt	22,857	10,461
Accrued asset retirement obligations	4,605	756
Accrued partners’ share of joint interest charges	42,101	42,199
Accrued payable related to purchased natural gas	10,400	11,158
Other	24,242	25,372
Total accrued liabilities	$365,848	$261,310
Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the years ended December 31, 2023, 2022 and 2021 (in thousands).

	Year Ended December 31,
	2023	2022	2021
Cash paid for income taxes, net of refunds received(1)	$4,597	$63,500	$—
Cash paid for interest expense, net of amounts capitalized	$111,742	$72,561	$74,843
Increase in asset retirement obligations related to mineral properties	$33,209	$9,111	$1,091
Increase in asset retirement obligations related to midstream properties	$1,197	$251	$257
Increase (decrease) in liabilities for drilling, completion and equipping capital expenditures	$31,364	$(13,304)	$80,255
Increase (decrease) in liabilities for acquisition of oil and natural gas properties	$709	$(2,531)	$2,981
Increase (decrease) in liabilities for midstream capital expenditures	$43,572	$3,824	$(4,478)
Stock-based compensation expense recognized as liability	$11,380	$31,906	$24,494
Transfer of inventory from (to) oil and natural gas properties	$933	$148	$(398)
_____________________
(1)Represents tax payments of $13.5 million and $63.5 million for the years ended December 31, 2023 and 2022, respectively, and U.S. federal tax refunds of $8.9 million for the year ended December 31, 2023.

The following table provides a reconciliation of cash and restricted cash recorded in the consolidated balance sheets to cash and restricted cash as presented on the consolidated statements of cash flows (in thousands).

	Year Ended December 31,
	2023	2022	2021
Cash	$52,662	$505,179	$48,135
Restricted cash	53,636	42,151	38,785
Total cash and restricted cash	$106,298	$547,330	$86,920

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
NOTE 16 — SEGMENT INFORMATION

The Company operates in two business segments: (i) exploration and production and (ii) midstream. The exploration and production segment is engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States and is currently focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. The midstream segment conducts midstream operations in support of the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties. The majority of the Company’s midstream operations in the Rustler Breaks, West Texas and Stateline asset areas and the Greater Stebbins Area in the Delaware Basin are conducted through San Mateo. In addition, at December 31, 2023, the Company operated the Marlan Processing Plant, compressor stations and natural gas gathering pipelines in Lea and Eddy Counties, New Mexico through Pronto, which is a wholly-owned subsidiary of the Company. Neither San Mateo nor Pronto is a guarantor of the 2026 Notes or the 2028 Notes.
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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Year Ended December 31, 2023
Oil and natural gas revenues	$2,538,813	$6,786	$—	$—	$2,545,599
Midstream services revenues	—	346,933	—	(224,780)	122,153
Sales of purchased natural gas	23,521	126,348	—	—	149,869
Realized loss on derivatives	(9,575)	—	—	—	(9,575)
Unrealized loss on derivatives	(1,261)	—	—	—	(1,261)
Expenses(1)	1,417,957	304,924	99,362	(224,780)	1,597,463
Operating income(2)	$1,133,541	$175,143	$(99,362)	$—	$1,209,322
Total assets(3)	$6,385,762	$1,257,988	$83,246	$—	$7,726,996
Capital expenditures(4)	$2,970,230	$254,393	$3,636	$—	$3,228,259
_____________________
(1)Includes depletion, depreciation and amortization expenses of $675.0 million and $40.4 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $1.3 million.
(2)Includes $64.3 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Excludes intercompany receivables and investments in subsidiaries.
(4)Includes $1.81 billion attributable to land and seismic acquisition expenditures related to the exploration and production segment, $63.6 million in midstream acquisition expenditures and $42.2 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
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

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2023, 2022 and 2021
NOTE 17 — SUBSEQUENT EVENTS
Between January 1, 2024 and February 20, 2024, a wholly-owned subsidiary of the Company acquired oil and natural gas producing properties and undeveloped acreage located in Lea and Eddy Counties, New Mexico. The consideration for the acquisitions consisted of an amount in cash equal to approximately $155.1 million (which amount is subject to certain customary post-closing adjustments) and the assumption of certain well costs. The Company is evaluating the accounting treatment of these transactions.

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2023, 2022 and 2021
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES

Costs Incurred
The following table summarizes costs incurred and capitalized by the Company in the acquisition, exploration and development of oil and natural gas properties for the years ended December 31, 2023, 2022 and 2021 (in thousands).

	Year Ended December 31,
	2023	2022	2021
Property acquisition costs
Proved	$1,478,258	$36,985	$145,759
Unproved and unevaluated	328,579	97,127	104,582
Exploration costs	230,712	136,209	51,534
Development costs	966,338	643,947	476,316
Total costs incurred(1)	$3,003,887	$914,268	$778,191
__________________
(1)Excludes midstream-related development and corporate costs of approximately $258.0 million, $159.8 million and $59.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Property acquisition costs are costs incurred to purchase, lease or otherwise acquire oil and natural gas properties, including both unproved and unevaluated leasehold and purchases of reserves in place. For the year ended December 31, 2023, a majority of the Company’s property acquisition costs resulted from the Advance Acquisition.
Exploration costs are costs incurred in identifying areas of these oil and natural gas properties that may warrant examination and in examining specific areas that are considered to have prospects of containing oil and natural gas reserves, including costs of drilling exploratory wells, geological and geophysical costs and costs of carrying and retaining unproved and unevaluated properties. Exploration costs may be incurred before or after acquiring the related oil and natural gas properties. The Company capitalized $7.5 million of geological and geophysical costs, which are included as exploration costs in the table above, for the year ended December 31, 2021. The Company did not capitalize any geological and geophysical costs in 2023 or 2022.
Development costs are costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing oil and natural gas. Development costs include the costs of preparing well locations for drilling, drilling and equipping development wells and acquiring, constructing and installing production facilities.
Costs incurred also include newly established asset retirement obligations, as well as changes to asset retirement obligations resulting from revisions in cost estimates or abandonment dates. Asset retirement obligations included in the table above were an increase of $33.8 million, an increase of $10.7 million and an increase of $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Capitalized general and administrative expenses that are directly related to acquisition, exploration and development activities are also included in the table above. The Company capitalized $54.2 million, $47.8 million and $38.4 million of these internal costs for the years ended December 31, 2023, 2022 and 2021, respectively, excluding midstream-related capitalized general and administrative expenses. Capitalized interest expense for qualifying projects is also included in the table above. The Company capitalized $20.2 million, $10.1 million and $4.8 million of its interest expense for the years ended December 31, 2023, 2022 and 2021, respectively, excluding midstream-related capitalized interest expense.
Oil and Natural Gas Reserves
Proved reserves are the quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Estimating oil and natural gas reserves is complex and inexact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, petrophysical, engineering and production data. The extent, quality and reliability of both the data and the associated interpretations of that data can vary. The process also requires certain economic assumptions, including, but not limited to, oil and natural gas prices, drilling, completion and operating expenses, capital expenditures and taxes. Actual future

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2023, 2022 and 2021
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued
production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas most likely will vary from the Company’s estimates.
The Company reports its production and proved reserves in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Where the Company produces liquids-rich natural gas, such as in the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas and the Eagle Ford shale in South Texas, the economic value of the NGLs associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the NGLs are extracted and sold. The Company’s oil and natural gas reserves estimates for the years ended December 31, 2023, 2022 and 2021 were prepared by the Company’s engineering staff in accordance with guidelines established by the SEC and then audited for their reasonableness and conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers.
Oil and natural gas reserves are estimated using then-current operating and economic conditions, with no provision for price and cost escalations in future periods except by contractual arrangements. The commodity prices used to estimate oil and natural gas reserves are based on unweighted, arithmetic averages of first-day-of-the-month oil and natural gas prices for the previous 12-month period. For the period from January through December 2023, these average oil and natural gas prices were $74.70 per Bbl and $2.64 per MMBtu, respectively. For the period from January through December 2022, these average oil and natural gas prices were $90.15 per Bbl and $6.36 per MMBtu, respectively. For the period from January through December 2021, these average oil and natural gas prices were $63.04 per Bbl and $3.60 per MMBtu, respectively.

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2023, 2022 and 2021
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

	Net Proved Reserves
	Oil	Natural Gas	Oil Equivalent
	(MBbl)	(MMcf)	(MBOE)
Total at December 31, 2020	159,949	662,302	270,332
Revisions of prior estimates	5,370	121,471	25,615
Net acquisitions of minerals-in-place	7,533	11,976	9,529
Extensions and discoveries	26,294	138,484	49,375
Production	(17,840)	(81,686)	(31,454)
Total at December 31, 2021	181,306	852,547	323,397
Revisions of prior estimates	(6,953)	(4,324)	(7,673)
Net acquisitions (divestitures) of minerals-in-place	1,239	(1,332)	1,017
Extensions and discoveries	42,640	215,011	78,476
Production	(21,943)	(99,308)	(38,495)
Total at December 31, 2022	196,289	962,594	356,722
Revisions of prior estimates	(31,184)	(88,779)	(45,981)
Net acquisitions of minerals-in-place	78,550	183,311	109,102
Extensions and discoveries	56,164	193,054	88,339
Production	(27,542)	(123,420)	(48,112)
Total at December 31, 2023	272,277	1,126,760	460,070
Proved Developed Reserves
December 31, 2020	69,647	323,160	123,507
December 31, 2021	102,233	546,173	193,262
December 31, 2022	116,030	632,858	221,507
December 31, 2023	161,642	782,733	292,097
Proved Undeveloped Reserves
December 31, 2020	90,301	339,142	146,825
December 31, 2021	79,073	306,374	130,135
December 31, 2022	80,259	329,736	135,215
December 31, 2023	110,635	344,026	167,973
The following is a discussion of the changes in the Company’s proved oil and natural gas reserves estimates for the years ended December 31, 2023, 2022 and 2021.
The Company’s proved oil and natural gas reserves increased 29% from 356.7 million BOE at December 31, 2022 to 460.1 million BOE at December 31, 2023. The Company’s proved oil and natural gas reserves increased by 151.5 million BOE and the Company produced 48.1 million BOE during the year ended December 31, 2023, resulting in a net increase of 103.3 million BOE. This increase in proved oil and natural gas reserves was primarily attributable to the Advance Acquisition and the Company’s delineation and development operations in the Delaware Basin during 2023. The Company increased its total proved oil and natural gas reserves by 109.1 million BOE as a result of acquisitions and trades during 2023. The Company also added 88.3 million BOE in proved reserves through extensions and discoveries during 2023, of which 27.6 million BOE resulted from new well locations drilled during 2023 to establish proved developed reserves and 60.7 million BOE resulted

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2023, 2022 and 2021
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued
primarily from new proved undeveloped locations identified as a result of drilling activities on its existing acreage in the Delaware Basin during 2023. These increases were partially offset by the removal of 17.4 million BOE resulting from the 17% decrease in oil prices and the 58% decrease in natural gas prices used to estimate total proved reserves at December 31, 2023, as compared to December 31, 2022, and the removal of 31.5 million BOE in proved undeveloped reserves that were not developed or were no longer expected to be developed within five years of their initial booking resulting primarily from changes in development plans for certain of the Company’s properties in the Delaware Basin. As the Company continues to develop its Delaware Basin assets, the Company may reclassify some or all of this 31.5 million BOE to proved reserves at a future date.
The Company’s proved developed oil and natural gas reserves increased 32% from 221.5 million BOE at December 31, 2022 to 292.1 million BOE at December 31, 2023. The Company’s proved developed oil and natural gas reserves increased by 118.7 million BOE and the Company produced 48.1 million BOE during the year ended December 31, 2023, resulting in a net increase of 70.6 million BOE. The Company added 27.6 million BOE in proved developed reserves through extensions and discoveries during 2023, which resulted from new well locations drilled during 2023 to establish proved reserves. In addition, during 2023 the Company converted 34.9 million BOE of its proved undeveloped reserves to proved developed reserves primarily through its development activities in the Delaware Basin. The Company also increased its proved developed reserves by 70.2 million BOE at December 31, 2023 as a result of property acquisitions, including the Advance Acquisition, and trades completed during 2023. Additionally, the Company realized approximately 14.1 million BOE in net downward revisions of prior estimates, most of which was attributable to the lower commodity prices used to estimate proved reserves at December 31, 2023, which resulted in shorter estimated economic lives for certain of its producing properties.
The Company’s proved undeveloped oil and natural gas reserves increased 24% from 135.2 million BOE at December 31, 2022 to 168.0 million at December 31, 2023. The Company added 60.7 million BOE in proved undeveloped reserves through extensions and discoveries during 2023, which resulted primarily from new proved undeveloped locations identified as a result of drilling activities on its existing acreage in the Delaware Basin during 2023. In addition, the Company increased its proved undeveloped reserves by 38.9 million BOE at December 31, 2023 as a result of property acquisitions, including the Advance Acquisition, and trades completed during 2023. These increases were partially offset by approximately 31.9 million BOE in net downward revisions of prior estimates of proved undeveloped reserves due primarily to proved undeveloped reserves that were not developed or were no longer expected to be developed within five years of their initial booking as a result of changes in development plans for certain of the properties in the Delaware Basin at December 31, 2023.
At December 31, 2023, the Company’s proved reserves were comprised of 59% oil and 41% natural gas and were approximately 63% proved developed and 37% proved undeveloped. This increase in the Company’s proved developed reserves to 63% of its total proved reserves at December 31, 2023 reflected a continued increase in the Company’s percentage of proved developed reserves, as compared to 62% and 60% proved developed reserves at December 31, 2022 and 2021, respectively.
The Company’s proved oil and natural gas reserves increased 10% from 323.4 million BOE at December 31, 2021 to 356.7 million BOE at December 31, 2022. The Company’s proved oil and natural gas reserves increased by 71.8 million BOE and the Company produced 38.5 million BOE during the year ended December 31, 2022, resulting in a net increase of 33.3 million BOE. The Company added 78.5 million BOE in proved reserves through extensions and discoveries during 2022, of which 24.7 million BOE resulted from new well locations drilled during 2022 to establish proved developed reserves and 53.8 million BOE resulted primarily from new proved undeveloped locations identified as a result of drilling activities on its existing acreage in the Delaware Basin during 2022. The Company realized approximately 7.7 million BOE in net downward revisions of prior estimates due primarily to proved undeveloped reserves that were not developed or were no longer expected to be developed within five years of their initial booking as a result of changes in development plans for certain of the properties in the Delaware Basin at December 31, 2022.
The Company’s proved oil and natural gas reserves increased 20% from 270.3 million BOE at December 31, 2020 to 323.4 million BOE at December 31, 2021. The Company’s proved oil and natural gas reserves increased by 84.5 million BOE and the Company produced 31.5 million BOE during the year ended December 31, 2021, resulting in a net increase of 53.1 million BOE. The Company added 49.4 million BOE in proved reserves through extensions and discoveries during 2021, of which 22.4 million BOE resulted from new well locations drilled during 2021 to establish proved developed reserves and 26.9 million BOE resulted primarily from new proved undeveloped locations identified as a result of drilling activities on its existing acreage in the Delaware Basin during 2021. The Company realized approximately 25.6 million BOE in net upward revisions of prior estimates, primarily driven by a 40.1 million BOE increase due to significantly higher commodity prices used to estimate proved reserves at December 31, 2021, which resulted in longer estimated economic lives for certain of its properties. The Company also had small upward revisions of prior estimates attributable to increased working interests and lower estimated

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2023, 2022 and 2021
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued
operating costs on certain of its properties. These upward revisions were partially offset by approximately 16.3 million BOE in downward revisions of prior estimates due primarily to proved undeveloped reserves that were not developed or were no longer expected to be developed within five years of their initial booking as a result of changes in development plans for certain of the properties in the Delaware Basin at December 31, 2021. In addition, the Company realized 9.5 million BOE in net increases to its proved oil and natural gas reserves at December 31, 2021 as a result of property acquisitions and divestitures completed during 2021.
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
As noted previously, for the period from January through December 2023, the unweighted, arithmetic averages of first-day-of-the-month oil and natural gas prices were $74.70 per Bbl and $2.64 per MMBtu, respectively. For the period from January through December 2022, the comparable average oil and natural gas prices were $90.15 per Bbl and $6.36 per MMBtu, respectively. For the period from January through December 2021, the comparable average oil and natural gas prices were $63.04 per Bbl and $3.60 per MMBtu, respectively.
Future net cash flows were computed by applying these oil and natural gas prices, adjusted for all associated transportation and gathering costs, gravity and energy content and regional price differentials, to year-end quantities of proved oil and natural gas reserves and accounting for any future production, development and plugging and abandonment costs associated with producing these reserves; neither prices nor costs were escalated with time in these computations.
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
The following table presents the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2023, 2022 and 2021 (in thousands).

	Year Ended December 31,
	2023	2022	2021
Future cash inflows	$23,662,653	$24,952,118	$15,174,065
Future production costs	(7,717,106)	(6,752,752)	(4,588,677)
Future development costs	(2,162,625)	(1,776,029)	(1,251,581)
Future income tax expense	(2,939,514)	(3,935,271)	(1,836,009)
Future net cash flows	10,843,408	12,488,066	7,497,798
10% annual discount for estimated timing of cash flows	(4,729,916)	(5,504,863)	(3,122,373)
Standardized measure of discounted future net cash flows	$6,113,492	$6,983,203	$4,375,425

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2023, 2022 and 2021
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued
The following table summarizes the changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2023, 2022 and 2021 (in thousands).

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of period	$6,983,203	$4,375,425	$1,584,399
Net change in sales and transfer prices and in production (lifting) costs related to future production	(3,074,085)	4,046,504	3,347,910
Changes in estimated future development costs	(504,323)	(744,687)	(238,871)
Sales and transfers of oil and natural gas produced during the period	(2,037,451)	(2,466,440)	(1,412,591)
Net purchases of reserves in place	2,113,620	28,841	178,695
Net change due to extensions and discoveries	1,711,389	2,017,170	620,235
Net change due to revisions in estimates of reserves quantities	(890,794)	(8,576)	786,061
Previously estimated development costs incurred during the period	441,671	434,336	240,664
Accretion of discount	807,896	475,474	165,799
Other	3,913	1,982	1,737
Net change in income taxes	558,453	(1,176,826)	(898,613)
Standardized measure of discounted future net cash flows	$6,113,492	$6,983,203	$4,375,425