Form 10-Q
period 2024-03-31
Matador Resources Co
filed 2024-04-26
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 23, 2024, there were 124,780,249 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except par value and share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$23,208	$52,662
Restricted cash	51,118	53,636
Accounts receivable
Oil and natural gas revenues	278,155	274,192
Joint interest billings	207,540	163,660
Other	42,778	35,102
Derivative instruments	3,027	2,112
Lease and well equipment inventory	39,927	41,808
Prepaid expenses and other current assets	108,382	92,700
Total current assets	754,135	715,872
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	9,973,110	9,633,757
Unproved and unevaluated	1,407,512	1,193,257
Midstream properties	1,398,601	1,318,015
Other property and equipment	40,901	40,375
Less accumulated depletion, depreciation and amortization	(5,441,274)	(5,228,963)
Net property and equipment	7,378,850	6,956,441
Other assets
Derivative instruments	1,718	558
Other long-term assets	92,626	54,125
Total other assets	94,344	54,683
Total assets	$8,227,329	$7,726,996
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$121,823	$68,185
Accrued liabilities	419,791	365,848
Royalties payable	178,506	161,983
Amounts due to affiliates	13,495	28,688
Advances from joint interest owners	37,725	19,954
Other current liabilities	80,001	40,617
Total current liabilities	851,341	685,275
Long-term liabilities
Borrowings under Credit Agreement	260,000	500,000
Borrowings under San Mateo Credit Facility	526,000	522,000
Senior unsecured notes payable	1,185,567	1,184,627
Asset retirement obligations	90,361	87,485
Deferred income taxes	625,682	581,439
Other long-term liabilities	52,216	38,482
Total long-term liabilities	2,739,826	2,914,033
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock - $0.01 par value, 160,000,000 shares authorized; 124,835,154 and 119,478,282 shares issued; and 124,780,297 and 119,458,674 shares outstanding, respectively	1,248	1,194
Additional paid-in capital	2,472,681	2,133,172
Retained earnings	1,946,412	1,776,541
Treasury stock, at cost, 54,857 and 19,608 shares, respectively	(2,091)	(45)
Total Matador Resources Company shareholders’ equity	4,418,250	3,910,862
Non-controlling interest in subsidiaries	217,912	216,826
Total shareholders’ equity	4,636,162	4,127,688
Total liabilities and shareholders’ equity	$8,227,329	$7,726,996

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Oil and natural gas revenues	$703,540	$502,909
Third-party midstream services revenues	32,357	26,511
Sales of purchased natural gas	49,446	34,254
Realized gain on derivatives	275	3,669
Unrealized gain (loss) on derivatives	2,075	(7,067)
Total revenues	787,693	560,276
Expenses
Production taxes, transportation and processing	70,153	55,486
Lease operating	76,295	44,407
Plant and other midstream services operating	39,623	31,045
Purchased natural gas	39,432	28,448
Depletion, depreciation and amortization	212,311	126,325
Accretion of asset retirement obligations	1,273	699
General and administrative	29,653	22,433
Total expenses	468,740	308,843
Operating income	318,953	251,433
Other income (expense)
Interest expense	(39,562)	(16,176)
Other income	577	339
Total other expense	(38,985)	(15,837)
Income before income taxes	279,968	235,596
Income tax provision (benefit)
Current	17,272	4,929
Deferred	49,506	51,743
Total income tax provision	66,778	56,672
Net income	213,190	178,924
Net income attributable to non-controlling interest in subsidiaries	(19,461)	(15,794)
Net income attributable to Matador Resources Company shareholders	$193,729	$163,130
Earnings per common share
Basic	$1.62	$1.37
Diluted	$1.61	$1.36
Weighted average common shares outstanding
Basic	119,721	119,034
Diluted	120,253	119,702
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three Months Ended March 31, 2024

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Retained earnings	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2024	119,478	$1,194	$2,133,172	$1,776,541	20	$(45)	$3,910,862	$216,826	$4,127,688
Dividends declared ($0.20 per share)	—	—	—	(23,858)	—	—	(23,858)	—	(23,858)
Issuance of common stock pursuant to employee stock compensation plan	100	1	(11,382)	—	—	—	(11,381)	—	(11,381)
Issuance of common stock pursuant to public offering	5,250	53	344,610	—	—	—	344,663	—	344,663
Cost to issue equity	—	—	(53)	—	—	—	(53)	—	(53)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	5,149	—	—	—	5,149	—	5,149
Stock options exercised, net of options forfeited in net share settlements	7	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	35	(2,046)	(2,046)	—	(2,046)
Contribution related to formation of San Mateo, net of tax of $0.3 million (see Note 7)	—	—	1,185	—	—	—	1,185	—	1,185
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	7,350	7,350
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(25,725)	(25,725)
Current period net income	—	—	—	193,729	—	—	193,729	19,461	213,190
Balance at March 31, 2024	124,835	$1,248	$2,472,681	$1,946,412	55	$(2,091)	$4,418,250	$217,912	$4,636,162

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

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$213,190	$178,924
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized (gain) loss on derivatives	(2,075)	7,067
Depletion, depreciation and amortization	212,311	126,325
Accretion of asset retirement obligations	1,273	699
Stock-based compensation expense	2,838	2,290
Deferred income tax provision	49,506	51,743
Amortization of debt issuance cost and other debt-related costs	4,644	838
Other non-cash changes	(333)	—
Changes in operating assets and liabilities
Accounts receivable	(55,519)	40,906
Lease and well equipment inventory	(2,044)	(4,423)
Prepaid expenses and other current assets	(1,474)	(16,517)
Other long-term assets	254	35
Accounts payable, accrued liabilities and other current liabilities	(4,814)	(39,871)
Royalties payable	16,522	376
Advances from joint interest owners	17,771	(9,805)
Income taxes payable	16,025	723
Other long-term liabilities	487	190
Net cash provided by operating activities	468,562	339,500
Investing activities
Drilling, completion and equipping capital expenditures	(236,639)	(224,144)
Acquisition of oil and natural gas properties	(202,264)	(103,863)
Midstream capital expenditures	(105,086)	(14,141)
Expenditures for other property and equipment	(226)	(1,769)
Proceeds from sale of assets	900	451
Net cash used in investing activities	(543,315)	(343,466)
Financing activities
Repayments of borrowings under Credit Agreement	(930,000)	—
Borrowings under Credit Agreement	690,000	—
Repayments of borrowings under San Mateo Credit Facility	(65,000)	(55,000)
Borrowings under San Mateo Credit Facility	69,000	65,000
Cost to amend credit facilities	(11,292)	(8,645)
Proceeds from issuance of common stock	344,663	—
Cost to issue equity	(53)	—
Dividends paid	(23,858)	(17,768)
Contributions related to formation of San Mateo	1,500	14,700
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	7,350	—
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(25,725)	(19,110)
Taxes paid related to net share settlement of stock-based compensation	(13,515)	(18,909)
Other	(289)	(204)
Net cash provided by (used in) financing activities	42,781	(39,936)
Change in cash and restricted cash	(31,972)	(43,902)
Cash and restricted cash at beginning of period	106,298	547,330
Cash and restricted cash at end of period	$74,326	$503,428

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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements, Basis of Presentation, Consolidation and Significant Estimates
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) but do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 27, 2024 (the “Annual Report”). The Company consolidates certain subsidiaries and joint ventures that are less-than-wholly-owned and are not involved in oil and natural gas exploration, including San Mateo, and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification, Consolidation (Topic 810). The Company proportionately consolidates certain joint ventures that are less-than-wholly-owned and are involved in oil and natural gas exploration. All intercompany balances and transactions have been eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all normal, recurring adjustments that are necessary for a fair presentation of the Company’s interim unaudited condensed consolidated financial statements as of March 31, 2024. Amounts as of December 31, 2023 are derived from the Company’s audited consolidated financial statements included in the Annual Report.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Revenues
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended March 31,
	2024	2023
Revenues from contracts with customers	$785,343	$563,674
Realized gain on derivatives	275	3,669
Unrealized gain (loss) on derivatives	2,075	(7,067)
Total revenues	$787,693	$560,276

	Three Months Ended March 31,
	2024	2023
Oil revenues	$598,514	$401,777
Natural gas revenues	105,026	101,132
Third-party midstream services revenues	32,357	26,511
Sales of purchased natural gas	49,446	34,254
Total revenues from contracts with customers	$785,343	$563,674

Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, the Company is required to perform a ceiling test each quarter that determines a limit, or ceiling, on the capitalized costs of oil and natural gas properties based primarily on the after-tax estimated future net cash flows from oil and natural gas properties using a 10% discount rate and the arithmetic average of first-day-of-the-month oil and natural gas prices for the prior 12-month period. For each of the three months ended March 31, 2024 and 2023, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and, as a result, no impairment charge was necessary.
The Company capitalized approximately $17.1 million and $12.6 million of its general and administrative costs for the three months ended March 31, 2024 and 2023, respectively. The Company capitalized approximately $5.9 million and $3.4 million of its interest expense for the three months ended March 31, 2024 and 2023, respectively.
Earnings Per Common Share
The Company reports basic earnings attributable to Matador shareholders per common share, which excludes the effect of potentially dilutive securities, and diluted earnings attributable to Matador shareholders per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive.
The following table sets forth the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended March 31,
	2024	2023
Weighted average common shares outstanding
Basic	119,721	119,034
Dilutive effect of options and restricted stock units	532	668
Diluted weighted average common shares outstanding	120,253	119,702

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
Climate-Related Disclosures. On March 6, 2024, the SEC adopted a new set of rules that require a wide range of climate-related disclosures, including material climate-related risks, information on any climate-related targets or goals that are material to the registrant’s business, results of operations or financial condition, Scope 1 and Scope 2 greenhouse gas emissions on a phased-in basis by certain larger registrants when those emissions are material and the filing of an attestation report covering the same, and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Compliance dates under the final rule are phased in by registrant category. Multiple lawsuits have been filed challenging the SEC’s new climate rules, which have been consolidated and will be heard in the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC issued an order staying the final rules until judicial review is complete. The Company is currently evaluating the impact of the final rules on its disclosures.
NOTE 3 — BUSINESS COMBINATIONS
Q1 2024 Acquisition

On February 15, 2024, a wholly-owned subsidiary of the Company acquired oil and natural gas producing properties and undeveloped acreage located in Lea County, New Mexico (the “Q1 2024 Acquisition”). The Q1 2024 Acquisition had an effective date of October 1, 2023 and consideration for the acquisition consisted of an amount in cash equal to approximately $155.1 million (which amount was subject to certain customary post-closing adjustments).
The Q1 2024 Acquisition was accounted for under the acquisition method of accounting as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC Topic 805”). Under ASC Topic 805, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date, with any excess purchase price allocated to goodwill.
The preliminary allocation of the total purchase price for the Q1 2024 Acquisition is set forth below (in thousands). The Company anticipates that the allocation of the purchase price should be finalized during 2024 upon determination of the final purchase price adjustments.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 3 — BUSINESS COMBINATIONS — Continued

Consideration	Allocation
Cash consideration given	$155,054
Allocation of purchase price
Current assets	$4,984
Oil and natural gas properties
Evaluated	45,778
Unproved and unevaluated	105,446
Asset retirement obligations	(1,154)
Net assets acquired	$155,054
The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair value of oil and gas properties and asset retirement obligations were measured using the discounted cash flow technique of valuation.
Significant inputs to the valuation of oil and gas properties include estimates of: (i) future production volumes, (ii) future commodity prices and (iii) recent market comparable transactions for unproved acreage. These inputs require significant judgments and estimates and are the most sensitive and subject to change.
The results of operations for the Q1 2024 Acquisition since the closing date have been included in the Company’s interim unaudited condensed consolidated financial statements for the three months ended March 31, 2024. The pro forma impact of this business combination to revenues and net income for 2024 would not be material to the Company’s 2024 revenues and net income as reported.
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
The Initial Advance Acquisition and Advance Royalty Acquisition (collectively, the “Advance Acquisition”) were accounted for under the acquisition method of accounting as a business combination in accordance with ASC Topic 805. Under ASC Topic 805, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values as of the respective acquisition dates, with any excess purchase price allocated to goodwill. The Advance Acquisition was treated as an asset acquisition for tax purposes, as the Company acquired 100% of the membership interests of Advance in the Initial Advance Acquisition and acquired additional overriding royalty interests and royalty interests in the Advance Royalty Acquisition.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 3 — BUSINESS COMBINATIONS — Continued
The final allocation of the total purchase price for the Advance Acquisition is set forth below (in thousands).

Consideration	Allocation
Cash	$1,676,132
Working capital adjustments	(4,060)
Fair value of Contingent Consideration at April 12, 2023	21,151
Total consideration given	$1,693,223
Allocation of purchase price
Current assets	$79,287
Oil and natural gas properties
Evaluated	1,418,668
Unproved and unevaluated	213,835
Midstream assets	63,644
Current liabilities	(73,885)
Asset retirement obligations	(8,326)
Net assets acquired	$1,693,223

NOTE 4 — ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2024 (in thousands).

Beginning asset retirement obligations	$92,090
Liabilities incurred during period	2,326
Divestitures during period	(326)
Accretion expense	1,273
Ending asset retirement obligations	95,363
Less: current asset retirement obligations(1)	(5,002)
Long-term asset retirement obligations	$90,361
 _______________
(1)Included in accrued liabilities in the Company’s interim unaudited condensed consolidated balance sheet at March 31, 2024.
NOTE 5 — DEBT
At March 31, 2024, the Company had (i) $699.2 million of outstanding senior notes due 2026 (the “2026 Notes”), (ii) $500.0 million of outstanding senior notes due 2028 (the “2028 Notes”), (iii) $260.0 million in borrowings outstanding under the Credit Agreement and (iv) approximately $41.7 million in outstanding letters of credit issued pursuant to the Credit Agreement. Between March 31, 2024 and April 23, 2024, the Company (i) repurchased an aggregate principal amount of approximately $556.3 million of the 2026 Notes pursuant to the Company’s cash tender offer for the 2026 Notes announced on March 26, 2024 (the “2026 Notes Tender Offer”), (ii) exercised its optional right, under the indenture governing the 2026 Notes, to redeem the remaining aggregate principal amount of approximately $142.9 million of 2026 Notes outstanding on September 15, 2024 (the “2026 Notes Redemption”) and, in connection therewith, to satisfy and discharge the Company’s obligations under such indenture with respect to the 2026 Notes and (iii) repaid $235.0 million in borrowings outstanding under the Credit Agreement. See Note 13 for a further discussion of changes in the Company’s debt between March 31, 2024 and April 23, 2024.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 5 — DEBT — Continued
At March 31, 2024, San Mateo had $526.0 million in borrowings outstanding under its revolving credit facility (the “San Mateo Credit Facility”) and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Between March 31, 2024 and April 23, 2024, San Mateo repaid $31.0 million of borrowings under the San Mateo Credit Facility.
Credit Agreements
MRC Energy Company
The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of the Company’s proved oil and natural gas reserves at December 31 and June 30 of each year, respectively. The Company and the lenders may each request an unscheduled redetermination of the borrowing base once between scheduled redetermination dates. On March 22, 2024, the Company and its lenders entered into an amendment to the Fourth Amended and Restated Credit Agreement, which amended the Credit Agreement to, among other things: (i) reaffirm the borrowing base at $2.50 billion, (ii) increase the elected borrowing commitments from $1.325 billion to $1.50 billion, (iii) increase the maximum facility amount from $2.00 billion to $3.50 billion, (iv) extend the maturity date from October 31, 2026 to March 22, 2029, (v) appoint PNC Bank, National Association as administrative agent thereunder and (vi) add five new banks to the lending group. This March 2024 reaffirmation of the borrowing base constituted the regularly scheduled May 1 redetermination.
The Credit Agreement requires the Company to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities under the Credit Agreement, of not less than 1.0 to 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of cash or cash equivalents of up to the greater of (a) $150.0 million and (b) 10% of the elected commitment), divided by a rolling four quarter EBITDA calculation, of 3.5 to 1.0 or less. The Company believes that it was in compliance with the terms of the Credit Agreement at March 31, 2024.
San Mateo Midstream, LLC
The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The outstanding borrowings under the San Mateo Credit Facility mature on December 9, 2026, and lender commitments under the facility were $535.0 million at March 31, 2024. The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments of up to $735.0 million.
The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.0 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.5 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. The Company believes that San Mateo was in compliance with the terms of the San Mateo Credit Facility at March 31, 2024.
Senior Unsecured Notes
At March 31, 2024, the Company had $699.2 million of outstanding 2026 Notes, which had a 5.875% coupon rate. The 2026 Notes were jointly and severally guaranteed on a senior unsecured basis by certain subsidiaries of the Company (the “Guarantor Subsidiaries”). Neither San Mateo nor Pronto was a guarantor of the 2026 Notes.
At March 31, 2024, the Company had $500.0 million of outstanding 2028 Notes, which have a 6.875% coupon rate. The 2028 Notes mature April 15, 2028, and interest is payable on the 2028 Notes semi-annually in arrears on each April 15 and October 15. The 2028 Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantor Subsidiaries. Neither San Mateo nor Pronto is a guarantor of the 2028 Notes.
See Note 13 for a discussion of changes in the Company’s debt between March 31, 2024 and April 23, 2024.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 5 — DEBT — Continued
Debt Maturities
The outstanding borrowings of $260.0 million at March 31, 2024 under the Credit Agreement mature on March 22, 2029. The outstanding borrowings of $526.0 million at March 31, 2024 under the San Mateo Credit Facility mature on December 9, 2026. The $699.2 million of outstanding 2026 Notes at March 31, 2024 were set to mature on September 15, 2026. The $500.0 million of outstanding 2028 Notes at March 31, 2024 mature on April 15, 2028.
NOTE 6 — INCOME TAXES
The Company recorded a current income tax provision of $17.3 million and a deferred income tax provision of $49.5 million for the three months ended March 31, 2024. For the three months ended March 31, 2023, the Company recorded a current income tax provision of $4.9 million and a deferred income tax provision of $51.7 million.
The Company’s effective income tax rate of 26% for each of the three months ended March 31, 2024 and 2023 differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico.
NOTE 7 — EQUITY
Equity Offering
On March 28, 2024, the Company completed an underwritten public offering of 5,250,000 shares of its common stock. After deducting underwriting discounts and offering expenses, the Company received net proceeds of approximately $344.2 million. The net proceeds from this offering were used for general corporate purposes, including the funding of acquisitions and the repayment of borrowings outstanding under the Credit Agreement.
Stock-based Compensation
During the three months ended March 31, 2024, the Company granted awards to certain of its employees of 135,000 service-based restricted stock units to be settled in cash, which are liability instruments, and 170,000 performance-based stock units and 99,600 service-based shares of restricted stock, which are equity instruments. The performance-based stock units vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year period ending December 31, 2026, as compared to a designated peer group. The service-based restricted stock and restricted stock units vest over a three-year period. The fair value of these awards was approximately $22.8 million on the grant date.
Common Stock Dividend
Matador’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.20 per share of common stock in February 2024. The dividend, which totaled $23.9 million, was paid on March 13, 2024 to shareholders of record as of February 23, 2024. On April 17, 2024, the Board declared a quarterly cash dividend of $0.20 per share of common stock payable on June 7, 2024 to shareholders of record as of May 17, 2024.
San Mateo Distributions and Contributions
During the three months ended March 31, 2024, San Mateo distributed $26.8 million to the Company and $25.7 million to a subsidiary of Five Point Energy LLC (“Five Point”), the Company’s joint venture partner in San Mateo. During the three months ended March 31, 2023, San Mateo distributed $19.9 million to the Company and $19.1 million to Five Point. During the three months ended March 31, 2024, the Company contributed $7.7 million and Five Point contributed $7.4 million of cash to San Mateo. During the three months ended March 31, 2023, there were no contributions to San Mateo by either the Company or Five Point.
Performance Incentives
Five Point paid the Company $1.5 million and $14.7 million of performance incentives during the three months ended March 31, 2024 and 2023, respectively. These performance incentives are recorded when received, net of the $0.3 million and $3.1 million deferred tax impact to Matador for the three months ended March 31, 2024 and 2023, respectively, in “Additional paid-in capital” in the Company’s interim unaudited condensed consolidated balance sheets. These performance incentives for the three months ended March 31, 2024 and 2023 are also denoted as “Contributions related to formation of San Mateo” under “Financing activities” in the Company’s interim unaudited condensed consolidated statements of cash flows and changes in shareholders’ equity.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS
At March 31, 2024, the Company had natural gas basis differential swap contracts open and in place to mitigate its exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price. The Company had no open contracts associated with oil or natural gas liquids prices at March 31, 2024.
The following is a summary of the Company’s open basis differential swap contracts at March 31, 2024.

Commodity	Calculation Period	Notional Quantity (MMBtu)	Fixed Price ($/MMBtu)	Fair Value of Asset (Liability) (thousands)
Natural Gas Basis Differential	4/01/2024 - 12/31/2025	19,200,000	$(0.59)	$4,745
Total open basis differential swap contracts				$4,745
The Company’s derivative financial instruments are subject to master netting arrangements, and the Company’s counterparties allow for cross-commodity master netting provided the settlement dates for the commodities are the same. The Company does not present different types of commodities with the same counterparty on a net basis in its interim unaudited condensed consolidated balance sheets.
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the interim unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the condensed consolidated balance sheets	Net amounts presented in the condensed consolidated balance sheets
March 31, 2024
Current assets	$3,739	$(712)	$3,027
Other assets	$1,798	(80)	1,718
Total	$5,537	$(792)	$4,745
December 31, 2023
Current assets	$2,573	$(461)	$2,112
Other assets	1,743	(1,185)	558
Total	$4,316	$(1,646)	$2,670
The following table summarizes the location and aggregate gain (loss) of all derivative financial instruments recorded in the interim unaudited condensed consolidated statements of income for the periods presented (in thousands).

		Three Months Ended March 31,
Type of Instrument	Location in Condensed Consolidated Statement of Income	2024	2023
Derivative Instrument
Natural Gas	Revenues: Realized gain on derivatives	$275	$3,669
Realized gain on derivatives		$275	$3,669
Natural Gas	Revenues: Unrealized gain (loss) on derivatives	2,075	(7,067)
Unrealized gain (loss) on derivatives		2,075	(7,067)
Total		$2,350	$(3,398)

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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of March 31, 2024 and December 31, 2023 (in thousands).

	Fair Value Measurements at March 31, 2024 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Natural gas basis differential swaps	$—	$4,745	$—	$4,745
Total	$—	$4,745	$—	$4,745

	Fair Value Measurements at December 31, 2023 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Natural gas basis differential swaps	$—	$2,670	$—	$2,670
Total	$—	$2,670	$—	$2,670

Additional disclosures related to derivative financial instruments are provided in Note 8.
Other Fair Value Measurements
At March 31, 2024 and December 31, 2023, the carrying values reported on the interim unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners and other current liabilities approximated their fair values due to their short-term maturities.
At March 31, 2024 and December 31, 2023, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
At March 31, 2024 and December 31, 2023, the fair value of the 2026 Notes was $699.5 million and $694.1 million, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 9 — FAIR VALUE MEASUREMENTS — Continued
At March 31, 2024, and December 31, 2023, the fair value of the 2028 Notes was $511.3 million and $510.9 million, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination, lease and well equipment inventory when the market value is determined to be lower than the cost of the inventory and other property and equipment that are reduced to fair value when they are impaired or held for sale. See Note 3 for discussion of the fair value measurement of assets acquired and liabilities assumed as part of the Q1 2024 Acquisition and the Advance Acquisition.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Produced Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and produced water from certain portions of its acreage for transportation, gathering, processing, fractionation, sales and disposal. The Company paid approximately $15.3 million and $10.7 million for deliveries under these agreements during the three months ended March 31, 2024 and 2023, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at March 31, 2024, the total deficiencies required to be paid by the Company under these agreements would be approximately $537.0 million.
San Mateo Commitments
The Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area and acreage in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and the Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, the Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements (collectively with the transportation, gathering and produced water disposal agreements, the “Operational Agreements”). San Mateo provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The remaining minimum contractual obligation under the Operational Agreements at March 31, 2024 was approximately $191.3 million.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 11 — SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at March 31, 2024 and December 31, 2023 (in thousands).

	March 31, 2024	December 31, 2023
Accrued evaluated and unproved and unevaluated property costs	$219,651	$144,443
Accrued midstream properties costs	36,898	55,195
Accrued lease operating expenses	69,034	62,005
Accrued interest on debt	20,092	22,857
Accrued asset retirement obligations	5,002	4,605
Accrued partners’ share of joint interest charges	37,404	42,101
Accrued payable related to purchased natural gas	8,273	10,400
Other	23,437	24,242
Total accrued liabilities	$419,791	$365,848

Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended March 31,
	2024	2023
Cash paid for interest expense, net of amounts capitalized	$42,697	$26,228
Increase in asset retirement obligations related to mineral properties	$1,846	$159
Increase in asset retirement obligations related to midstream properties	$154	$352
Increase in liabilities for drilling, completion and equipping capital expenditures	$115,386	$69,593
Increase (decrease) in liabilities for acquisition of oil and natural gas properties	$200	$(121)
Decrease in liabilities for midstream properties capital expenditures	$(18,311)	$(1,099)
Stock-based compensation expense recognized as a liability	$5,539	$1,026
Transfer of inventory (to) from oil and natural gas properties	$(3,149)	$433

The following table provides a reconciliation of cash and restricted cash recorded in the interim unaudited condensed consolidated balance sheets to cash and restricted cash as presented on the interim unaudited condensed consolidated statements of cash flows (in thousands).

	Three Months Ended March 31,
	2024	2023
Cash	$23,208	$448,723
Restricted cash	51,118	54,705
Total cash and restricted cash	$74,326	$503,428

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 12 — SEGMENT INFORMATION
The Company operates in two business segments: (i) exploration and production and (ii) midstream. The exploration and production segment is engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States and is currently focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. The midstream segment conducts midstream operations in support of the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties. The majority of the Company’s midstream operations in the Rustler Breaks, West Texas and Stateline asset areas and the Greater Stebbins Area in the Delaware Basin are conducted through San Mateo. In addition, at March 31, 2024, the Company operated a cryogenic gas processing plant, compressor stations and natural gas gathering pipelines in Lea and Eddy Counties, New Mexico through Pronto, which is a wholly-owned subsidiary of the Company. At March 31, 2024, neither San Mateo nor Pronto was a guarantor of the 2026 Notes or the 2028 Notes.
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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended March 31, 2024
Oil and natural gas revenues	$701,425	$2,694	$—	$(579)	$703,540
Midstream services revenues	—	99,846	—	(67,489)	32,357
Sales of purchased natural gas	5,078	44,368	—	—	49,446
Realized gain on derivatives	275	—	—	—	275
Unrealized gain on derivatives	2,075	—	—	—	2,075
Expenses(1)	416,498	94,138	26,172	(68,068)	468,740
Operating income(2)	$292,355	$52,770	$(26,172)	$—	$318,953
Total assets	$6,836,353	$1,333,992	$56,984	$—	$8,227,329
Capital expenditures(3)	$551,920	$86,412	$226	$—	$638,558
_____________________
(1)Includes depletion, depreciation and amortization expenses of $201.2 million and $10.8 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.3 million.
(2)Includes $19.5 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Includes $201.3 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $7.1 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 13 — SUBSEQUENT EVENTS
2026 Notes Tender Offer and Redemption
On April 2 and April 4, 2024, the Company completed the repurchase of an aggregate principal amount of approximately $556.3 million of the 2026 Notes outstanding as part of the 2026 Notes Tender Offer announced on March 26, 2024. On April 2, 2024, the Company exercised its optional right, under the indenture governing the 2026 Notes, to redeem the remaining aggregate principal amount of approximately $142.9 million of 2026 Notes outstanding on September 15, 2024 as part of the 2026 Notes Redemption and, in connection therewith, to satisfy and discharge the Company’s obligations under such indenture with respect to the 2026 Notes. In connection with the 2026 Notes Tender Offer and 2026 Notes Redemption, the Company incurred a loss of approximately $3.0 million.
2032 Senior Notes
On April 2, 2024, the Company completed the sale of $900.0 million in aggregate principal amount of the Company’s 6.50% senior notes due 2032 (the “2032 Notes”). The 2032 Notes mature on April 15, 2032. Interest on the 2032 Notes is payable in arrears on each April 15 and October 15 and the first interest payment date for the 2032 Notes will be October 15, 2024. The 2032 Notes are guaranteed on a senior unsecured basis by the Guarantor Subsidiaries. Neither San Mateo nor Pronto is a guarantor of the 2032 Notes.
The Company received net proceeds from the issuance and sale of the 2032 Notes (the “2032 Notes Offering”) of approximately $885.0 million after deducting the initial purchasers’ discounts and estimated offering expenses. The net proceeds from the 2032 Notes Offering were used to fund the 2026 Notes Tender Offer and 2026 Notes Redemption and for general corporate purposes, including the funding of acquisitions and the repayment of borrowings outstanding under the Credit Agreement.
At April 23, 2024, the Company had (i) $500.0 million of outstanding 2028 Notes, (ii) $900.0 million of outstanding 2032 Notes, (iii) $25.0 million of borrowings outstanding under the Credit Agreement and (iv) approximately $52.6 million in outstanding letters of credit issued pursuant to the Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes thereto contained herein and the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report. The Annual Report is accessible on the SEC’s website at www.sec.gov and on our website at www.matadorresources.com. Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with the “Risk Factors” section of the Annual Report and the section entitled “Cautionary Note Regarding Forward-Looking Statements” below for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.
In this Quarterly Report on Form 10-Q (this “Quarterly Report”), (i) references to “we,” “our” or the “Company” refer to Matador Resources Company and its subsidiaries as a whole (unless the context indicates otherwise), (ii) references to “Matador” refer solely to Matador Resources Company, (iii) references to “San Mateo” refer to San Mateo Midstream, LLC, collectively with its subsidiaries, (iv) references to “Pronto” refer to Pronto Midstream, LLC together with its subsidiary, (v) references to “Advance” refer to Advance Energy Partners Holdings, LLC and (vi) references to the “Advance Acquisition” refer to the acquisition of Advance from affiliates of EnCap Investments L.P., including certain oil and natural gas producing properties, undeveloped acreage and midstream assets located primarily in Lea County, New Mexico and Ward County, Texas, that was completed by a subsidiary of the Company on April 12, 2023, and the acquisition of additional interests from affiliates of EnCap Investments L.P., including overriding royalty interests and royalty interests in certain oil and natural gas properties located primarily in Lea County, New Mexico on December 1, 2023. For certain oil and natural gas terms used in this Quarterly Report, please see the “Glossary of Oil and Natural Gas Terms” included with the Annual Report.
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

First Quarter Highlights
For the three months ended March 31, 2024, our total oil equivalent production was 13.6 million BOE, and our average daily oil equivalent production was 149,760 BOE per day, of which 84,777 Bbl per day, or 57%, was oil and 389.9 MMcf per day, or 43%, was natural gas. Our average daily oil production of 84,777 Bbl per day for the three months ended March 31, 2024 increased 44% year-over-year from 58,941 Bbl per day for the three months ended March 31, 2023. Our average daily natural gas production of 389.9 MMcf per day for the three months ended March 31, 2024 increased 36% year-over-year from 286.3 MMcf per day for the three months ended March 31, 2023.
For the first quarter of 2024, we reported net income attributable to Matador shareholders of $193.7 million, or $1.61 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $163.1 million, or $1.36 per diluted common share, for the first quarter of 2023. For the first quarter of 2024, our Adjusted EBITDA, a non-GAAP financial measure, was $505.4 million, as compared to Adjusted EBITDA of $365.2 million during the first quarter of 2023.
For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Liquidity and Capital Resources—Non-GAAP Financial Measures.” For more information regarding our financial results for the three months ended March 31, 2024, see “—Results of Operations” below.
Operations Update
We began 2024 operating seven drilling rigs in the Delaware Basin. We added an eighth operated drilling rig in the first quarter of 2024. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors.
Our average daily oil equivalent production in the Delaware Basin for the first quarter of 2024 was 144,700 BOE per day, consisting of 83,900 Bbl of oil per day and 364.7 MMcf of natural gas per day, a 43% increase from 101,100 BOE per day, consisting of 58,200 Bbl of oil per day and 257.3 MMcf of natural gas per day, in the first quarter of 2023. These increases were primarily attributable to the Advance Acquisition and the increased number of wells being operated by us and other operators (where we own a working interest). The Delaware Basin contributed approximately 99% of our daily oil production and approximately 94% of our daily natural gas production in the first quarter of 2024, as compared to approximately 99% of our daily oil production and approximately 90% of our daily natural gas production in the first quarter of 2023.
In March 2024 we completed our natural gas pipeline connections between Pronto and San Mateo and between Pronto and Matador’s acreage obtained in the Advance Acquisition. These connector pipelines will provide further flow assurance and options for Matador and third-party customer natural gas.
At March 31, 2024, Pronto’s midstream system included a cryogenic natural gas processing plant with a designed inlet processing capacity of 60 MMcf per day (the “Marlan Processing Plant”), four compressor stations and approximately 110 miles of natural gas gathering pipelines in Eddy and Lea Counties, New Mexico, spanning from the northeastern portion of the Arrowhead asset area into the Ranger asset area. Pronto has begun construction on an additional natural gas processing plant with a designed inlet processing capacity of 200 MMcf per day, including a nitrogen rejection unit and additional related facilities, to expand the Marlan Processing Plant.
Capital Resources Update
In February 2024, Matador’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.20 per share of common stock, which was paid on March 13, 2024 to shareholders of record as of February 23, 2024. On April 17, 2024, the Board declared a quarterly cash dividend of $0.20 per share of common stock payable on June 7, 2024 to shareholders of record as of May 17, 2024.
On March 22, 2024, we and our lenders entered into an amendment to the Fourth Amended and Restated Credit Agreement, which amended our reserves-based revolving credit facility (the “Credit Agreement”) to, among other things: (i) reaffirm the borrowing base at $2.50 billion, (ii) increase the elected borrowing commitments from $1.325 billion to $1.50 billion, (iii) increase the maximum facility amount from $2.00 billion to $3.50 billion, (iv) extend the maturity date from October 31, 2026 to March 22, 2029, (v) appoint PNC Bank, National Association as administrative agent thereunder and (vi) add five new banks to the lending group. This March 2024 reaffirmation of the borrowing base constituted the regularly scheduled May 1 redetermination.
On March 28, 2024, we completed an underwritten public offering of 5,250,000 shares of our common stock (the “2024 Equity Offering”). After deducting underwriting discounts and offering expenses, we received net proceeds of approximately $344.2 million. The net proceeds from the 2024 Equity Offering were used for general corporate purposes, including the funding of acquisitions and the repayment of borrowings outstanding under our Credit Agreement.

At March 31, 2024, we had (i) $260.0 million in borrowings outstanding under our Credit Agreement, (ii) approximately $41.7 million in outstanding letters of credit issued pursuant to the Credit Agreement, (iii) $699.2 million of outstanding 5.875% senior notes due 2026 (the “2026 Notes”) and (iv) $500.0 million of outstanding 6.875% senior notes due 2028 (the “2028 Notes”).
On April 2 and April 4, 2024, we completed the repurchase of an aggregate principal amount of approximately $556.3 million of the 2026 Notes outstanding as part of our cash tender offer announced on March 26, 2024 (the “2026 Notes Tender Offer”). On April 2, 2024, we exercised our optional right, under the indenture governing the 2026 Notes, to redeem the remaining aggregate principal amount of approximately $142.9 million of 2026 Notes outstanding on September 15, 2024 (the “2026 Notes Redemption”) and, in connection therewith, to satisfy and discharge the Company’s obligations under such indenture with respect to the 2026 Notes.
On April 2, 2024, we completed the sale of $900.0 million in aggregate principal amount of the Company’s 6.50% senior notes due 2032 (the “2032 Notes”). We used the net proceeds from the sale of the 2032 Notes (the “2032 Notes Offering”) of approximately $885.0 million, after deducting the initial purchasers’ discounts and estimated offering expenses, to fund the 2026 Notes Tender Offer and 2026 Notes Redemption and for general corporate purposes, including the funding of acquisitions and the repayment of borrowings outstanding under our Credit Agreement.
At April 23, 2024, we had (i) $500.0 million of outstanding 2028 Notes, (ii) $900.0 million of outstanding 2032 Notes, (iii) $25.0 million of borrowings outstanding under the Credit Agreement and (iv) approximately $52.6 million in outstanding letters of credit issued pursuant to the Credit Agreement.
At March 31, 2024, San Mateo had $526.0 million in borrowings outstanding under San Mateo’s revolving credit facility (the “San Mateo Credit Facility”) and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Between March 31, 2024 and April 23, 2024, San Mateo repaid $31.0 million of borrowings under the San Mateo Credit Facility.
Critical Accounting Policies
There have been no changes to our critical accounting policies and estimates from those set forth in the Annual Report.
Recent Accounting Pronouncements
See Note 2 to the interim unaudited condensed consolidated financial statements for a description of recent accounting pronouncements.

Results of Operations
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Operating Data
Revenues (in thousands)(1)
Oil	$598,514	$401,777
Natural gas	105,026	101,132
Total oil and natural gas revenues	703,540	502,909
Third-party midstream services revenues	32,357	26,511
Sales of purchased natural gas	49,446	34,254
Realized gain on derivatives	275	3,669
Unrealized gain (loss) on derivatives	2,075	(7,067)
Total revenues	$787,693	$560,276
Net Production Volumes(1)
Oil (MBbl)(2)	7,715	5,305
Natural gas (Bcf)(3)	35.5	25.8
Total oil equivalent (MBOE)(4)	13,628	9,599
Average daily production (BOE/d)(5)	149,760	106,654
Average Sales Prices
Oil, without realized derivatives (per Bbl)	$77.58	$75.74
Oil, with realized derivatives (per Bbl)	$77.58	$75.74
Natural gas, without realized derivatives (per Mcf)	$2.96	$3.93
Natural gas, with realized derivatives (per Mcf)	$2.97	$4.07
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
Three Months Ended March 31, 2024 as Compared to Three Months Ended March 31, 2023
Oil and natural gas revenues. Our oil and natural gas revenues increased $200.6 million, or 40%, to $703.5 million for the three months ended March 31, 2024, as compared to $502.9 million for the three months ended March 31, 2023. Our oil revenues increased $196.7 million, or 49%, to $598.5 million for the three months ended March 31, 2024, as compared to $401.8 million for the three months ended March 31, 2023. The increase in oil revenues resulted from a 45% increase in our oil production to 7.7 million Bbl for the three months ended March 31, 2024, as compared to 5.3 million Bbl for the three months ended March 31, 2023, and a 2% increase in the weighted average oil price realized for the three months ended March 31, 2024 to $77.58 per Bbl, as compared to $75.74 per Bbl for the three months ended March 31, 2023. Our natural gas revenues increased $3.9 million, or 4%, to $105.0 million for the three months ended March 31, 2024, as compared to $101.1 million for the three months ended March 31, 2023. The increase in natural gas revenues resulted from a 38% increase in our natural gas production to 35.5 Bcf for the three months ended March 31, 2024, as compared to 25.8 Bcf for the three months ended March 31, 2023, which was partially offset by a 25% decrease in the weighted average natural gas price realized for the three months ended March 31, 2024 to $2.96 per Mcf, as compared to a weighted average natural gas price of $3.93 per Mcf realized for the three months ended March 31, 2023.

Third-party midstream services revenues. Our third-party midstream services revenues increased $5.8 million, or 22%, to $32.4 million for the three months ended March 31, 2024, as compared to $26.5 million for the three months ended March 31, 2023. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to an increase in our third-party produced water disposal revenues to $14.0 million for the three months ended March 31, 2024, as compared to $10.5 million for the three months ended March 31, 2023, and an increase in our third-party natural gas gathering and processing revenues to $15.2 million for the three months ended March 31, 2024, as compared to $13.6 million for the three months ended March 31, 2023.
Sales of purchased natural gas. Our sales of purchased natural gas increased $15.2 million, or 44%, to $49.4 million for the three months ended March 31, 2024, as compared to $34.3 million for the three months ended March 31, 2023. This increase was primarily the result of a 45% increase in natural gas volumes sold. Sales of purchased natural gas reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at either Pronto’s or San Mateo’s cryogenic natural gas processing plant and subsequently sell the residue natural gas and NGLs to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our interim unaudited condensed consolidated statements of income.
Realized gain on derivatives. Our realized gain on derivatives was $0.3 million for the three months ended March 31, 2024, as compared to a realized gain of $3.7 million for the three months ended March 31, 2023. We realized a net gain of $0.3 million related to our natural gas basis differential swap contracts for the three months ended March 31, 2024, resulting primarily from natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts. For the three months ended March 31, 2023, we realized a net gain of $3.7 million related to our natural gas costless collar and natural gas basis swap contracts, resulting primarily from natural gas prices that were below the floor prices of certain of our natural gas costless collar contracts, offset by natural gas basis differential prices that were above the fixed price of our natural gas basis swap contract. We realized an average gain on our natural gas derivatives of approximately $0.01 per Mcf produced during the three months ended March 31, 2024, as compared to an average gain of approximately $0.14 per Mcf produced during the three months ended March 31, 2023.
Unrealized gain (loss) on derivatives. During the three months ended March 31, 2024, the aggregate net fair value of our open natural gas basis differential swap contracts changed to a net asset of $4.7 million from a net asset of $2.7 million at December 31, 2023, resulting in an unrealized gain on derivatives of $2.1 million for the three months ended March 31, 2024. During the three months ended March 31, 2023, the aggregate net fair value of our open oil and natural gas derivative contracts changed to a net liability of $3.1 million from a net asset of $3.9 million at December 31, 2022, resulting in an unrealized loss on derivatives of $7.1 million for the three months ended March 31, 2023.

Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Three Months Ended March 31,
(In thousands, except expenses per BOE)	2024	2023
Expenses
Production taxes, transportation and processing	$70,153	$55,486
Lease operating	76,295	44,407
Plant and other midstream services operating	39,623	31,045
Purchased natural gas	39,432	28,448
Depletion, depreciation and amortization	212,311	126,325
Accretion of asset retirement obligations	1,273	699
General and administrative	29,653	22,433
Total expenses	468,740	308,843
Operating income	318,953	251,433
Other income (expense)
Interest expense	(39,562)	(16,176)
Other income	577	339
Total other expense	(38,985)	(15,837)
Income before income taxes	279,968	235,596
Income tax provision (benefit)
Current	17,272	4,929
Deferred	49,506	51,743
Total income tax provision	66,778	56,672
Net income	213,190	178,924
Net income attributable to non-controlling interest in subsidiaries	(19,461)	(15,794)
Net income attributable to Matador Resources Company shareholders	$193,729	$163,130
Expenses per BOE
Production taxes, transportation and processing	$5.15	$5.78
Lease operating	$5.60	$4.63
Plant and other midstream services operating	$2.91	$3.23
Depletion, depreciation and amortization	$15.58	$13.16
General and administrative	$2.18	$2.34
Three Months Ended March 31, 2024 as Compared to Three Months Ended March 31, 2023
Production taxes, transportation and processing. Our production taxes and transportation and processing expenses increased $14.7 million, or 26%, to $70.2 million for the three months ended March 31, 2024, as compared to $55.5 million for the three months ended March 31, 2023. The increase was primarily attributable to a $13.9 million increase in production taxes to $54.0 million for the three months ended March 31, 2024, as compared to $40.1 million for the three months ended March 31, 2023, primarily due to the increase in oil and natural gas revenues between the two periods. On a unit-of-production basis, our production taxes and transportation and processing expenses decreased 11% to $5.15 per BOE for the three months ended March 31, 2024, as compared to $5.78 per BOE for the three months ended March 31, 2023. This decrease was primarily attributable to a decrease in the transportation and processing expense per BOE that resulted from the mix of revenue contracts, including from San Mateo and Pronto, between the two periods.
Lease operating. Our lease operating expenses increased $31.9 million, or 72%, to $76.3 million for the three months ended March 31, 2024, as compared to $44.4 million for the three months ended March 31, 2023. Our lease operating expenses on a unit-of-production basis increased 21% to $5.60 per BOE for the three months ended March 31, 2024, as compared to $4.63 per BOE for the three months ended March 31, 2023. These increases were primarily attributable to the increased number of wells being operated by us, including 127 wells from the Advance Acquisition, and operated by other operators (where we own a working interest) and to operating cost inflation for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $8.6 million, or 28%, to $39.6 million for the three months ended March 31, 2024, as compared to $31.0 million for the three months ended March 31, 2023. This increase was primarily attributable to increased throughput volumes from Matador and other San Mateo and Pronto customers, which resulted in (i) increased expenses associated with our expanded pipeline operations of $16.2 million for the three months ended March 31, 2024, as compared to $10.1 million for the three months ended March 31, 2023, and (ii) increased expenses associated with our commercial produced water disposal operations of $14.4 million for the three months ended March 31, 2024, as compared to $12.8 million for the three months ended March 31, 2023.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $86.0 million, or 68%, to $212.3 million for the three months ended March 31, 2024, as compared to $126.3 million for the three months ended March 31, 2023, primarily as a result of the Advance Acquisition and a 42% increase in our total oil equivalent production for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 18% to $15.58 per BOE for the three months ended March 31, 2024, as compared to $13.16 per BOE for the three months ended March 31, 2023, primarily as a result of the Advance Acquisition and an increase in actual costs and estimated future costs to drill, complete and equip our wells between the two periods.
General and administrative. Our general and administrative expenses increased $7.2 million, or 32%, to $29.7 million for the three months ended March 31, 2024, as compared to $22.4 million for the three months ended March 31, 2023. This increase was primarily attributable to an increase in employee stock-based compensation expense primarily associated with our cash-settled stock awards, the values of which are remeasured at each reporting period. The share price of our common stock increased by 17% from $56.86 at December 31, 2023 to $66.77 at March 31, 2024. Our general and administrative expenses decreased by 7% on a unit-of-production basis to $2.18 per BOE for the three months ended March 31, 2024, as compared to $2.34 per BOE for the three months ended March 31, 2023, primarily as a result of a 42% increase in our total oil equivalent production between the two periods.
Interest expense. For the three months ended March 31, 2024, we incurred total interest expense of $45.4 million. We capitalized $5.9 million of our interest expense on certain qualifying projects for the three months ended March 31, 2024 and expensed the remaining $39.6 million to operations. For the three months ended March 31, 2023, we incurred total interest expense of $19.6 million. We capitalized $3.4 million of our interest expense on certain qualifying projects for the three months ended March 31, 2023 and expensed the remaining $16.2 million to operations. The increase in interest expense for the three months ended March 31, 2024 is a result of borrowings under the Credit Agreement that were used in connection with the Advance Acquisition, borrowings under the San Mateo Credit Facility, the issuance of the 2028 Notes in April 2023 and the significant increase in interest rates between the two periods.
Income tax provision. We recorded a current income tax provision of $17.3 million and a deferred income tax provision of $49.5 million for the three months ended March 31, 2024. We recorded a current income tax provision of $4.9 million and a deferred income tax provision of $51.7 million for the three months ended March 31, 2023. Our effective income tax rate of 26% for each of the three months ended March 31, 2024 and 2023 differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico.
Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue to be during the remainder of 2024 and for the foreseeable future, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. Excluding any future significant acquisitions, we expect to fund our 2024 capital expenditures through a combination of cash on hand, operating cash flows and performance incentives paid to us by Five Point Energy, LLC or its affiliates. If capital expenditures were to exceed our operating cash flows during the remainder of 2024, we expect to fund any such excess capital expenditures, including for significant acquisitions, through borrowings under the Credit Agreement or the San Mateo Credit Facility (assuming availability under such facilities) or through other capital sources, including borrowings under expanded or additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to generate operating cash flows and access outside sources of capital.
In February 2024, the Board declared a quarterly cash dividend of $0.20 per share of common stock, which was paid on March 13, 2024 to shareholders of record as of February 23, 2024. In April 2024, the Board declared a quarterly cash dividend of $0.20 per share of common stock payable on June 7, 2024 to shareholders of record as of May 17, 2024.

On March 22, 2024, we and our lenders entered into an amendment to the Fourth Amended and Restated Credit Agreement, which amended our Credit Agreement to, among other things: (i) reaffirm the borrowing base at $2.50 billion, (ii) increase the elected borrowing commitments from $1.325 billion to $1.50 billion, (iii) increase the maximum facility amount from $2.00 billion to $3.50 billion, (iv) extend the maturity date from October 31, 2026 to March 22, 2029, (v) appoint PNC Bank, National Association as administrative agent thereunder and (vi) add five new banks to the lending group. This March 2024 reaffirmation of the borrowing base constituted the regularly scheduled May 1 redetermination.
The Credit Agreement requires us to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities under the Credit Agreement, of not less than 1.0 to 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of cash or cash equivalents of up to the greater of (a) $150.0 million and (b) 10% of the elected commitment), divided by a rolling four quarter EBITDA calculation, of 3.5 to 1.0 or less. We believe that we were in compliance with the terms of the Credit Agreement at March 31, 2024.
On March 28, 2024, we completed the 2024 Equity Offering. After deducting underwriting discounts and offering expenses, we received net proceeds of approximately $344.2 million. The net proceeds from the 2024 Equity Offering were used for general corporate purposes, including the funding of acquisitions and the repayment of borrowings outstanding under our Credit Agreement.
At March 31, 2024, we had cash totaling $23.2 million and restricted cash totaling $51.1 million, which was primarily associated with San Mateo. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries.
At March 31, 2024, we had (i) $699.2 million of outstanding 2026 Notes, (ii) $500.0 million of outstanding 2028 Notes, (iii) $260.0 million in borrowings outstanding under the Credit Agreement and (iv) approximately $41.7 million in outstanding letters of credit issued pursuant to the Credit Agreement.
On April 2, 2024, we completed the 2032 Notes Offering. We used the net proceeds from the 2032 Notes Offering of approximately $885.0 million, after deducting the initial purchasers’ discounts and estimated offering expenses, to fund the 2026 Notes Tender Offer and 2026 Notes Redemption and for general corporate purposes, including the funding of acquisitions and the repayment of borrowings outstanding under our Credit Agreement.
At April 23, 2024, we had (i) $500.0 million of outstanding 2028 Notes, (ii) $900.0 million of outstanding 2032 Notes, (iii) $25.0 million of borrowings outstanding under the Credit Agreement and (iv) approximately $52.6 million in outstanding letters of credit issued pursuant to the Credit Agreement.
At March 31, 2024, San Mateo had $526.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Between March 31, 2024 and April 23, 2024, San Mateo repaid $31.0 million of borrowings under the San Mateo Credit Facility. The outstanding borrowings under the San Mateo Credit Facility mature on December 9, 2026, and lender commitments under the facility were $535.0 million at March 31, 2024. The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments of up to $735.0 million. The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. We believe that San Mateo was in compliance with the terms of the San Mateo Credit Facility at March 31, 2024.

We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures for the remainder of 2024. We began 2024 operating seven drilling rigs in the Delaware Basin. We added an eighth operated drilling rig in the first quarter of 2024. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. Our estimated capital expenditures for drilling, completing and equipping wells (“D/C/E capital expenditures”) and midstream capital expenditures for 2024 consists of $1.10 to $1.30 billion and $200.0 to $250.0 million, respectively. The anticipated midstream capital expenditures include our proportionate share of San Mateo’s estimated 2024 capital expenditures as well as the estimated 2024 capital expenditures for other wholly-owned midstream projects, including projects completed by Pronto. The midstream capital budget includes 100% of the costs associated with the Marlan Processing Plant expansion noted above, although, at April 23, 2024, we were continuing to evaluate potential partners in Pronto that would share in these capital expenditures and strategic opportunities. Substantially all of these 2024 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities in the Delaware Basin, South Texas and Haynesville shale. Our 2024 Delaware Basin operated drilling program is expected to focus on the continued development of our various asset areas throughout the Delaware Basin, with a continued emphasis on drilling and completing a high percentage of longer horizontal wells in 2024, including 99% with anticipated completed lateral lengths of one mile or greater.
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
Our 2024 capital expenditures may be adjusted as business conditions warrant, and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated or non-operated wells, our drilling results, the actual costs and scope of our midstream activities, the ability of our joint venture partners to meet their capital obligations, other opportunities that may become available to us and our ability to obtain capital. When oil or natural gas prices decline, or costs increase significantly, we have the flexibility to defer a significant portion of our capital expenditures until later periods to conserve cash or to focus on projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling, completion and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in our exploration and development activities, contractual obligations, drilling plans for properties we do not operate and other factors both within and outside our control.
Exploration and development activities are subject to a number of risks and uncertainties, which could cause these activities to be less successful than we anticipate. A significant portion of our anticipated cash flows from operations for the remainder of 2024 is expected to come from producing wells and development activities on currently proved properties in the Wolfcamp and Bone Spring plays in the Delaware Basin, the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana. Our existing operated and non-operated wells may not produce at the levels we are forecasting or may be temporarily shut in or restricted due to low commodity prices, and our exploration and development activities in these areas may not be as successful as we anticipate. Additionally, our anticipated cash flows from operations are based upon current expectations of oil and natural gas prices for 2024 and the hedges we currently have in place. For further discussion of our expectations of such commodity prices, see “—General Outlook and Trends” below. At times, we use commodity derivative financial instruments to mitigate our exposure to fluctuations in oil, natural gas and NGL prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices. See Note 8 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments.

Our unaudited cash flows for the three months ended March 31, 2024 and 2023 are presented below:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash provided by operating activities	$468,562	$339,500
Net cash used in investing activities	(543,315)	(343,466)
Net cash provided by (used in) financing activities	42,781	(39,936)
Net change in cash and restricted cash	$(31,972)	$(43,902)
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$505,370	$365,224
__________________
(1)Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Non-GAAP Financial Measures” below.
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $129.1 million to $468.6 million for the three months ended March 31, 2024 from $339.5 million for the three months ended March 31, 2023. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased $113.5 million to $481.4 million for the three months ended March 31, 2024 from $367.9 million for the three months ended March 31, 2023. This increase was primarily attributable to higher oil and natural gas production and higher realized oil prices for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, partially offset by lower realized natural gas prices. Changes in our operating assets and liabilities between the two periods resulted in a net increase of approximately $15.6 million in net cash provided by operating activities for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.
Net Cash Used in Investing Activities
Net cash used in investing activities increased $199.8 million to $543.3 million for the three months ended March 31, 2024 from $343.5 million for the three months ended March 31, 2023. This increase in net cash used in investing activities was primarily due to (i) an increase between the periods of $12.5 million in D/C/E capital expenditures primarily attributable to our operated and non-operated D/C/E activities in the Delaware Basin, (ii) an increase of $90.9 million in expenditures for midstream and other property and equipment and (iii) an increase of $98.4 million in expenditures related to acquisition of oil and natural gas properties.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities increased $82.7 million to $42.8 million for the three months ended March 31, 2024 from net cash used in financing activities of $39.9 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, our primary sources of cash from financing activities included proceeds from the 2024 Equity Offering of $344.7 million, partially offset by net repayments under the Credit Agreement of $240.0 million, dividends paid of $23.9 million, net distributions related to San Mateo of $18.4 million and payment of taxes related to stock-based compensation of $13.5 million. During the three months ended March 31, 2023, our primary uses of cash related to financing activities were for net borrowings under the San Mateo Credit Facility of $10.0 million, dividends of $17.8 million and payment of taxes related to stock-based compensation of $18.9 million.
See Note 5 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our debt, including the Credit Agreement, the San Mateo Credit Facility, the 2026 Notes and the 2028 Notes. See Note 13 to the interim unaudited condensed consolidated financial statements for a discussion of changes in the Company’s debt between March 31, 2024 and April 23, 2024.
Guarantor Financial Information
As of March 31, 2024, Matador’s outstanding senior notes registered under the Securities Act consisted of the 2026 Notes. The 2026 Notes were jointly and severally guaranteed by the Guarantor Subsidiaries on a full and unconditional basis (except for customary release provisions). At March 31, 2024, the Guarantor Subsidiaries were 100% owned by Matador. Matador is a parent holding company and has no independent assets or operations, and there are no significant restrictions on the ability of Matador to obtain funds from the Guarantor Subsidiaries by dividend or loan. Neither San Mateo nor Pronto was a guarantor of the 2026 Notes.

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

(In thousands)	March 31, 2024
Summarized Balance Sheet
Assets
Current assets	$647,309
Net property and equipment	$6,222,274
Other long-term assets	$104,660
Liabilities
Current liabilities	$828,247
Long-term debt	$1,445,567
Other long-term liabilities	$729,106

Three Months Ended
(In thousands)	March 31, 2024
Summarized Statement of Income
Revenues	$707,850
Expenses	438,754
Operating income	269,096
Other expense	(29,820)
Income tax provision	(66,778)
Net income	$172,498

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
Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or net cash provided by operating activities as determined in accordance with GAAP or as a primary indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components of understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure. Our Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate Adjusted EBITDA in the same manner.
The following table presents our calculation of Adjusted EBITDA and the reconciliation of Adjusted EBITDA to the GAAP financial measures of net income and net cash provided by operating activities, respectively.

	Three Months Ended March 31,
(In thousands)	2024	2023
Unaudited Adjusted EBITDA Reconciliation to Net Income
Net income attributable to Matador Resources Company shareholders	$193,729	$163,130
Net income attributable to non-controlling interest in subsidiaries	19,461	15,794
Net income	213,190	178,924
Interest expense	39,562	16,176
Total income tax provision	66,778	56,672
Depletion, depreciation and amortization	212,311	126,325
Accretion of asset retirement obligations	1,273	699
Unrealized (gain) loss on derivatives	(2,075)	7,067
Non-cash stock-based compensation expense	2,838	2,290
Other non-cash and non-recurring expense	—	942
Consolidated Adjusted EBITDA	533,877	389,095
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(28,507)	(23,871)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$505,370	$365,224

	Three Months Ended March 31,
(In thousands)	2024	2023
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$468,562	$339,500
Net change in operating assets and liabilities	12,792	28,386
Interest expense, net of non-cash portion	34,918	15,338
Current income tax provision	17,272	4,929
Other non-cash and non-recurring expense	333	942
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(28,507)	(23,871)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$505,370	$365,224
For the three months ended March 31, 2024, net income attributable to Matador shareholders increased $30.6 million to $193.7 million, as compared to $163.1 million for the three months ended March 31, 2023. The increase in net income attributable to Matador shareholders primarily resulted from higher realized oil prices and higher oil and natural gas production for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. In addition, we had increased depletion, depreciation and amortization expenses of $212.3 million for the three months ended March 31, 2024, as compared to $126.3 million for the three months ended March 31, 2023, and an unrealized gain on derivatives of $2.1 million for the three months ended March 31, 2024, as compared to an unrealized loss on derivatives of $7.1 million for the three months ended March 31, 2023.
Adjusted EBITDA, a non-GAAP financial measure, increased $140.1 million to $505.4 million for the three months ended March 31, 2024, as compared to $365.2 million for the three months ended March 31, 2023. This increase was primarily attributable to higher realized oil prices, and higher oil and natural gas production, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Off-Balance Sheet Arrangements
From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2024, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) firm gathering, transportation, processing, fractionation, sales and disposal commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, we have no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 10 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.
Obligations and Commitments
We had the following material contractual obligations and commitments at March 31, 2024:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations
Borrowings, including letters of credit(1)	$836,730	$—	$535,000	$301,730	$—
Senior unsecured notes(2)	1,199,191	—	699,191	500,000	—
Office leases	9,147	4,406	4,741	—	—
Non-operated drilling commitments(3)	40,195	40,195	—	—	—
Drilling rig contracts(4)	26,663	26,663	—	—	—
Asset retirement obligations(5)	95,363	5,002	4,684	1,745	83,932
Transportation, gathering, processing and disposal agreements with non-affiliates(6)	536,961	79,324	169,777	130,386	157,474
Transportation, gathering, processing and disposal agreements with San Mateo(7)	191,323	—	77,515	113,808	—
Midstream contracts(8)	129,966	129,566	400	—	—
Total contractual cash obligations	$3,065,539	$285,156	$1,491,308	$1,047,669	$241,406
__________________
(1)The amounts included in the table above represent principal maturities only. At March 31, 2024, we had $260.0 million in borrowings outstanding under the Credit Agreement and approximately $41.7 million in outstanding letters of credit issued pursuant to the Credit Agreement. The Credit Agreement matures March 22, 2029. At March 31, 2024, San Mateo had $526.0 million of borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures December 9, 2026. Assuming the amounts outstanding and interest rates of 7.18% and 7.68%, respectively, for the Credit Agreement and the San Mateo Credit Facility at March 31, 2024, the interest expense for such facilities is expected to be approximately $18.9 million and $41.0 million, respectively, each year until maturity.
(2)The amounts included in the table above represent principal maturities only. Interest expense on the $699.2 million of outstanding 2026 Notes as of March 31, 2024 was expected to be approximately $41.1 million each year until maturity. Interest expense on the $500.0 million of outstanding 2028 Notes as of March 31, 2024 is expected to be approximately $34.4 million each year until maturity.
(3)At March 31, 2024, we had outstanding commitments to participate in the drilling and completion of various non-operated wells.
(4)We do not own or operate our own drilling rigs, but instead we enter into contracts with third parties for such drilling rigs.
(5)The amounts included in the table above represent discounted cash flow estimates for future asset retirement obligations at March 31, 2024.
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
(7)We dedicated to San Mateo our current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area and acreage in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, we dedicated to San Mateo our current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to

15-year, fixed-fee natural gas processing agreements. See Note 10 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information about these contractual commitments.
(8)At March 31, 2024, we had outstanding commitments related to the construction and installation of Pronto’s additional natural gas processing plant with a designed inlet processing capacity of 200 MMcf per day, including a nitrogen rejection unit and additional related facilities, in addition to commitments to purchase seven compressors to be utilized in San Mateo and Pronto operations.
General Outlook and Trends
Our business success and financial results are dependent on many factors beyond our control, such as economic, political and regulatory developments, as well as competition from other sources of energy. Commodity price volatility, in particular, is a significant risk to our business, cash flows and results of operations. Commodity prices are affected by changes in market supply and demand, which are impacted by overall economic activity, ongoing military conflicts, political instability, particularly in China or the Middle East, the actions of Organization of Petroleum Exporting Countries, Russia and certain other oil-exporting countries (“OPEC+”), weather, pipeline capacity constraints, inventory storage levels, oil and natural gas price differentials and other factors.
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
Oil prices were higher in the first quarter of 2024, as compared to the first quarter of 2023. For the three months ended March 31, 2024, oil prices averaged $76.91 per Bbl, ranging from a low of $70.38 per Bbl in early January to a high of $83.47 per Bbl in mid-March, based upon the West Texas Intermediate (“WTI”) oil futures contract price for the earliest delivery date. Oil prices averaged $75.99 per Bbl for the three months ended March 31, 2023. We realized a weighted average oil price of $77.58 per Bbl (with no realized gains or losses from oil derivatives) for our oil production for the three months ended March 31, 2024, as compared to $75.74 per Bbl (with no realized gains or losses from oil derivatives) for our oil production for the three months ended March 31, 2023. At April 23, 2024, the WTI oil futures contract for the earliest delivery date had increased from the average price for the first quarter of 2024 of $76.91 per Bbl, settling at $83.36 per Bbl, which was an increase as compared to $77.87 per Bbl at April 21, 2023.
Natural gas prices were lower in the first quarter of 2024, as compared to the first quarter of 2023. For the three months ended March 31, 2024, natural gas prices averaged $2.10 per MMBtu, ranging from a high of $3.31 per MMBtu in mid-January to a low of $1.58 per MMBtu in late-March, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. Natural gas prices averaged $2.74 per MMBtu for the three months ended March 31, 2023. We report production volumes in two streams, oil and natural gas (which includes both dry gas and NGLs). NGL prices were also lower for the first quarter of 2024, as compared to the first quarter of 2023, which contributed to lower realized weighted average natural gas prices for the first quarter of 2024. We realized a weighted average natural gas price of $2.96 per Mcf ($2.97 per Mcf including realized gains from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended March 31, 2024, as compared to $3.93 per Mcf ($4.07 per Mcf including realized gains from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended March 31, 2023. Certain volumes of our natural gas production are sold at prices established at the beginning of each month by the various markets where we sell our natural gas production, and certain volumes of our natural gas production are sold at daily market prices. At April 23, 2024, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had decreased from the average price for the first quarter of 2024 of $2.10 per MMBtu, to $1.81 per MMBtu, which was a decrease as compared to $2.23 per MMBtu at April 21, 2023.
The prices we receive for oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the WTI oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At March 31, 2024, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and a significant portion of our natural gas production from the Delaware Basin was sold based on Houston Ship Channel pricing, while the remainder of our Delaware Basin natural gas production was sold primarily based on prices established at the Waha hub in far West Texas.

The Midland-Cushing (Oklahoma) oil price differential has been highly volatile in recent years. At April 23, 2024, this oil price differential was positive at approximately +$1.30 per Bbl. At April 23, 2024, we had no derivative contracts in place to mitigate our exposure to this Midland-Cushing (Oklahoma) oil price differential for 2024.
Certain volumes of our Delaware Basin natural gas production are exposed to the Waha-Henry Hub basis differential, which has also been highly volatile in recent years. Concerns about natural gas pipeline takeaway capacity out of the Delaware Basin have increased, particularly beginning in the latter half of 2022. As a result, the Waha-Henry Hub basis differential began to widen. The Waha-Henry Hub basis differential averaged ($1.30) per MMBtu for the three months ended March 31, 2024. Between March 31, 2024 and April 23, 2024, this natural gas price differential widened to approximately ($2.00) per MMBtu. As a result of low natural gas prices or wide Waha basis differentials, from time to time we or our non-operated partners may elect to temporarily shut in or restrict a portion of our natural gas production. A significant portion of our Delaware Basin natural gas production, however, is sold at Houston Ship Channel pricing and is not exposed to Waha pricing. During 2022 and 2023, we typically realized a narrower differential to natural gas sold at the Waha hub despite higher transportation charges incurred to transport the natural gas to the Gulf Coast. At certain times, we may also sell a portion of our natural gas production into other markets to improve our realized natural gas pricing. Further, approximately 6% of our reported natural gas production for the three months ended March 31, 2024 was attributable to the Haynesville and Eagle Ford shale plays, which are not exposed to Waha pricing. In addition, as a two-stream reporter, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
From time to time, we use derivative financial instruments to mitigate our exposure to commodity price risk associated with oil, natural gas and NGL prices. Even so, decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. This, in turn, may affect the liquidity that can be accessed through the borrowing base under the Credit Agreement and through the capital markets. During the first three months of 2024, we realized a net gain on our natural gas basis differential derivative contracts of approximately $0.3 million, resulting primarily from natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts. At April 23, 2024, we had derivative natural gas basis differential swap contracts in place to mitigate our exposure to the Waha-Henry Hub basis differential for approximately 8.3 Bcf of our anticipated natural gas production for the remainder of 2024 and 11.0 Bcf for 2025.
We have at times experienced pipeline-related interruptions to our oil, natural gas or NGL production or produced water disposal. In certain recent periods, shortages of NGL fractionation capacity were experienced by certain operators in the Delaware Basin. Although we did not encounter such fractionation capacity problems, we can provide no assurances that such problems will not arise. If we do experience any material interruptions with produced water disposal, takeaway capacity or NGL fractionation, our oil and natural gas revenues, business, financial condition, results of operations and cash flows could be adversely affected. Should we experience future periods of negative pricing for natural gas, as we have experienced historically, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results.
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
We recorded a current income tax provision of $17.3 million for the three months ended March 31, 2024 and a deferred income tax provision of $49.5 million for the three months ended March 31, 2024. Our effective income tax rate of 26% for the three months ended March 31, 2024 differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico.
Our oil and natural gas exploration, development, production, midstream and related operations are subject to extensive federal, state and local laws, rules and regulations. Failure to comply with these laws, rules and regulations can result in substantial monetary penalties or delay or suspension of operations. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these laws, rules and regulations are frequently amended or reinterpreted and new laws, rules and regulations are proposed or promulgated, we are unable to predict the future cost or impact of complying with the laws, rules and regulations to which we are, or will become, subject. For more information about the Company’s regulatory matters, see “Business—Regulation” and “Risk Factors—Risks Related to Laws and Regulations” in the Annual Report.

On March 6, 2024, the SEC adopted a new set of rules that require a wide range of climate-related disclosures, including material climate-related risks, information on any climate-related targets or goals that are material to the registrant’s business, results of operations or financial condition, Scope 1 and Scope 2 greenhouse gas emissions on a phased-in basis by certain larger registrants when those emissions are material and the filing of an attestation report covering the same, and disclosure of the financial statement effects of severe weather events and other natural conditions, including costs and losses. Compliance dates under the final rule are phased in by registrant category. Multiple lawsuits have been filed challenging the SEC’s new climate rules, which have been consolidated and will be heard in the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC issued an order staying the final rules until judicial review is complete.
In accordance with the requirements of the Inflation Reduction Act of 2022, on January 26, 2024, the Environmental Protection Agency (“EPA”) published its proposed rule regarding the waste emissions charge, applicable to excess methane emissions at certain oil and natural gas facilities. Further, on March 8, 2024, the EPA published its final rules imposing new, stricter requirements for methane monitoring, reporting and emissions control at certain oil and natural gas facilities. Finally, on April 10, 2024, the Bureau of Land Management published its final waste prevention rule, which requires operators of oil and gas leases to take reasonable steps to avoid natural gas waste or pay royalties on certain natural gas waste, as well as develop leak detection, repair, and waste minimization plans.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Except as set forth below, there have been no material changes to the sources and effects of our market risk since December 31, 2023, which are disclosed in Part II, Item 7A of the Annual Report and incorporated herein by reference.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At March 31, 2024, Bank of America was the counterparty for our derivative instruments. We have considered the credit standing of the counterparty in determining the fair value of our derivative financial instruments.

At March 31, 2024, we had natural gas basis differential swap contracts open and in place to mitigate our exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price.
See Note 8 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments. Such information is incorporated herein by reference.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2024, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
We are party to several legal proceedings encountered in the ordinary course of business. While the ultimate outcome and impact on us cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on our financial condition, results of operations or cash flows.
During the three months ended March 31, 2024, there were no material changes regarding the legal proceedings we have disclosed in “Item 3. Legal Proceedings” in the Annual Report.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see “Item 1A. Risk Factors” in the Annual Report. There have been no material changes to the risk factors we have disclosed in the Annual Report.
Item 2. Repurchase of Equity by the Company or Affiliates
During the quarter ended March 31, 2024, the Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
January 1, 2024 to January 31, 2024	297	$57.95	—	—
February 1, 2024 to February 29, 2024	34,123	$59.17	—	—
March 1, 2024 to March 31, 2024	546	$66.13	—	—
Total	34,966	$59.27	—	—
_________________
(1)The shares were not re-acquired pursuant to any repurchase plan or program. The Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.
Item 5. Other Information
Insider Trading Plans
During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Disclosure Pursuant to Item 5.02 of Form 8-K – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
On April 25, 2024, the Company entered into an employment agreement (the “Employment Agreement”) with Brian J. Willey, who serves as the Company’s Executive Vice President and Chief Financial Officer. The Employment Agreement supersedes and replaces Mr. Willey’s existing employment agreement.
The term of the Employment Agreement is 18 months, with an automatic extension of one additional month at the end of each month. The Employment Agreement includes payment of an annual base salary of $850,000, or such higher amount as may be established from time to time by the Company. In addition, Mr. Willey is eligible to participate in the Company’s annual cash incentive plan, with any awards under such plan subject to the discretion of the Board.
The Employment Agreement contains a non-disclosure of confidential information provision that requires Mr. Willey to maintain, both during and after employment, the confidentiality of information used by Mr. Willey in the performance of his job duties.
Additionally, the Employment Agreement contains a non-competition provision, pursuant to which Mr. Willey has agreed that: (i) for a period of six months following termination by the Company for total disability, (ii) for a period of 18 months following termination (a) by the Company for just cause or (b) by Mr. Willey for any reason or (iii) for a period of 24 months in connection with a change in control, Mr. Willey shall not, without the prior written consent of the Board, the Chairman of the Board or the Chief Executive Officer of the Company (which consent may be withheld in his or its sole discretion), directly or indirectly: (x) invest in (other than investments in publicly-owned companies which constitute not more than 1% of the voting securities of any such company) a competing business with significant assets in the restricted area (each as defined below) or (y) participate in a competing business as a manager, employee, director, officer, consultant, independent contractor or other capacity or otherwise provide, directly or indirectly, services or assistance to a competing business in a position that involves input into or direction of such competing business’s decisions within the restricted area.
For purposes of the Employment Agreement:
•“competing business” means any person or entity engaged in (A) oil and natural gas exploration, development, production and acquisition activities; (B) marketing and midstream operations, including natural gas processing, oil and natural gas transportation services, oil, natural gas and salt water gathering services and salt water disposal services, and/or (C) acquisition activities related to (A) and (B);
•“significant assets” means (A) oil and natural gas reserves in excess of 10 million barrels of oil equivalent or (B) midstream assets with an aggregate fair market value of $25 million or more; and
•“restricted area” means Eddy and Lea Counties, New Mexico and Loving County, Texas (collectively, the “Named Counties”), plus any county or parish where the Company, together with its subsidiaries, has significant assets as of the date of Mr. Willey’s termination of employment; provided, however, that the restricted area shall cease to include a particular Named County following a sale of all or substantially all of the assets held by the Company, together with its subsidiaries, in such Named County.
Furthermore, the Employment Agreement contains a non-solicitation provision, pursuant to which, (i) for a period of six months following termination by the Company for total disability or (ii) for a period of 24 months following termination (a) by the Company for just cause, (b) by Mr. Willey for any reason or (c) in connection with a change in control, subject to certain exceptions, Mr. Willey shall not, without the prior written consent of the Board, the Chairman of the Board or the Chief Executive Officer of the Company (which consent may be withheld in his or its sole discretion), (x) solicit for employment or a contracting relationship, or employ or retain any person who is or has been, within six months prior to such time, employed by or engaged as an individual independent contractor by the Company or its affiliates or (y) induce or attempt to induce any such person to leave his or her employment or independent contractor relationship with the Company or its affiliates.
In addition, under the Employment Agreement, if a termination of employment occurs pursuant to one of the following events:
•Mr. Willey dies;
•Mr. Willey is totally disabled;
•Mr. Willey and the Company mutually agree to terminate the Employment Agreement;
•the Company dissolves or liquidates (other than as part of a reorganization, merger, consolidation or sale of all or substantially all of the assets of the Company whereby the business of the Company is continued); or
•the term of the Employment Agreement ends,
the Company will pay Mr. Willey the average annual amount of all bonuses paid to him with respect to the prior two calendar years, pro-rated based on the number of complete or partial months of Mr. Willey’s employment during the calendar year in which his employment terminates.
Under the Employment Agreement, if Mr. Willey’s employment is terminated by the Company without just cause (and other than in connection with a change of control as described below), the Company will pay him an amount equal to one and one-half his then-current base salary, plus one and one-half of the average annual amount of all bonuses paid to Mr. Willey with respect to the prior two calendar years.
In addition, under the Employment Agreement, if Mr. Willey’s employment is terminated in contemplation of or following a change of control (i) by the Company without just cause or (ii) by Mr. Willey with good reason, the Company will pay him an amount equal to three times his then-current base salary plus three times the average annual amount of all bonuses paid to Mr. Willey with respect to the prior two calendar years. In addition, if Mr. Willey is terminated or terminates his employment as set forth above in connection with a change in control, all of Mr. Willey’s equity awards vest immediately prior to such termination.
For definitions of “total disability,” “just cause,” “change of control” and “good reason,” please see the form of employment agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The foregoing description of the Employment Agreement is not complete and is qualified in its entirety by reference to the full text of the form of employment agreement.

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

4.1
Indenture, dated as of April 2, 2024, by and among the Company, the Guarantor Subsidiaries and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 2, 2024.

10.1
Fifth Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 22, 2024, by and among MRC Energy Company, as Borrower, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 25, 2024).

10.2†	Form of Employment between Matador Resources Company and each of Brian J. Willey, Christopher P. Calvert, W. Thomas Elsener, Bryan A. Erman and Glenn W. Stetson (filed herewith).

22.1	List of Subsidiary Guarantors (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Income - Unaudited, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

MATADOR RESOURCES COMPANY

Date: April 26, 2024	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: April 26, 2024	By:	/s/ Brian J. Willey
Brian J. Willey
Executive Vice President and Chief Financial Officer