Form 10-Q
period 2024-06-30
Matador Resources Co
filed 2024-07-26
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 23, 2024, there were 124,816,171 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except par value and share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash	$15,242	$52,662
Restricted cash	48,661	53,636
Accounts receivable
Oil and natural gas revenues	294,019	274,192
Joint interest billings	204,931	163,660
Other	29,090	35,102
Derivative instruments	5,590	2,112
Lease and well equipment inventory	38,046	41,808
Prepaid expenses and other current assets	102,861	92,700
Total current assets	738,440	715,872
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	10,376,411	9,633,757
Unproved and unevaluated	1,478,247	1,193,257
Midstream properties	1,448,343	1,318,015
Other property and equipment	41,995	40,375
Less accumulated depletion, depreciation and amortization	(5,667,208)	(5,228,963)
Net property and equipment	7,677,788	6,956,441
Other assets
Derivative instruments	2,030	558
Other long-term assets	100,133	54,125
Total other assets	102,163	54,683
Total assets	$8,518,391	$7,726,996
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$96,241	$68,185
Accrued liabilities	388,353	365,848
Royalties payable	195,795	161,983
Amounts due to affiliates	19,576	28,688
Derivative instruments	14,704	—
Advances from joint interest owners	56,439	19,954
Other current liabilities	85,433	40,617
Total current liabilities	856,541	685,275
Long-term liabilities
Borrowings under Credit Agreement	95,000	500,000
Borrowings under San Mateo Credit Facility	512,000	522,000
Senior unsecured notes payable	1,374,596	1,184,627
Asset retirement obligations	93,952	87,485
Deferred income taxes	673,955	581,439
Other long-term liabilities	56,742	38,482
Total long-term liabilities	2,806,245	2,914,033
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock - $0.01 par value, 160,000,000 shares authorized; 124,885,730 and 119,478,282 shares issued; and 124,811,349 and 119,458,674 shares outstanding, respectively	1,249	1,194
Additional paid-in capital	2,483,075	2,133,172
Retained earnings	2,150,292	1,776,541
Treasury stock, at cost, 74,381 and 19,608 shares, respectively	(2,990)	(45)
Total Matador Resources Company shareholders’ equity	4,631,626	3,910,862
Non-controlling interest in subsidiaries	223,979	216,826
Total shareholders’ equity	4,855,605	4,127,688
Total liabilities and shareholders’ equity	$8,518,391	$7,726,996

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Oil and natural gas revenues	$776,279	$587,917	$1,479,819	$1,090,826
Third-party midstream services revenues	32,651	30,075	65,008	56,586
Sales of purchased natural gas	46,265	31,898	95,711	66,152
Realized gain (loss) on derivatives	3,770	(3,148)	4,045	521
Unrealized loss on derivatives	(11,829)	(8,659)	(9,754)	(15,726)
Total revenues	847,136	638,083	1,634,829	1,198,359
Expenses
Production taxes, transportation and processing	76,812	61,991	146,965	117,477
Lease operating	79,030	61,043	155,325	105,450
Plant and other midstream services operating	37,258	30,657	76,881	61,702
Purchased natural gas	35,240	27,103	74,672	55,551
Depletion, depreciation and amortization	225,934	177,514	438,245	303,839
Accretion of asset retirement obligations	1,329	792	2,602	1,491
General and administrative	27,913	26,715	57,566	49,148
Total expenses	483,516	385,815	952,256	694,658
Operating income	363,620	252,268	682,573	503,701
Other income (expense)
Net loss on impairment	—	(202)	—	(202)
Interest expense	(35,986)	(34,229)	(75,548)	(50,405)
Other (expense) income	(2,121)	16,564	(1,544)	16,903
Total other expense	(38,107)	(17,867)	(77,092)	(33,704)
Income before income taxes	325,513	234,401	605,481	469,997
Income tax provision (benefit)
Current	30,104	(4,929)	47,376	—
Deferred	47,882	62,235	97,388	113,978
Total income tax provision	77,986	57,306	144,764	113,978
Net income	247,527	177,095	460,717	356,019
Net income attributable to non-controlling interest in subsidiaries	(18,758)	(12,429)	(38,219)	(28,223)
Net income attributable to Matador Resources Company shareholders	$228,769	$164,666	$422,498	$327,796
Earnings per common share
Basic	$1.83	$1.38	$3.46	$2.75
Diluted	$1.83	$1.37	$3.45	$2.73
Weighted average common shares outstanding
Basic	124,786	119,183	122,253	119,109
Diluted	124,896	119,842	122,438	119,856
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Six Months Ended June 30, 2024

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Retained earnings	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2024	119,478	$1,194	$2,133,172	$1,776,541	20	$(45)	$3,910,862	$216,826	$4,127,688
Dividends declared ($0.20 per share)	—	—	—	(23,858)	—	—	(23,858)	—	(23,858)
Issuance of common stock pursuant to employee stock compensation plan	100	1	(11,382)	—	—	—	(11,381)	—	(11,381)
Issuance of common stock pursuant to public offering	5,250	53	344,610	—	—	—	344,663	—	344,663
Cost to issue equity	—	—	(53)	—	—	—	(53)	—	(53)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	5,149	—	—	—	5,149	—	5,149
Stock options exercised, net of options forfeited in net share settlements	7	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	35	(2,046)	(2,046)	—	(2,046)
Contribution related to formation of San Mateo, net of tax of $0.3 million (see Note 7)	—	—	1,185	—	—	—	1,185	—	1,185
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	7,350	7,350
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(25,725)	(25,725)
Current period net income	—	—	—	193,729	—	—	193,729	19,461	213,190
Balance at March 31, 2024	124,835	$1,248	$2,472,681	$1,946,412	55	$(2,091)	$4,418,250	$217,912	$4,636,162
Dividends declared ($0.20 per share)	—	—	—	(24,889)	—	—	(24,889)	—	(24,889)
Issuance of common stock pursuant to employee stock compensation plan	33	1	1,027	—	—	—	1,028	—	1,028
Cost to issue equity	—	—	(2,513)	—	—	—	(2,513)	—	(2,513)
Issuance of common stock pursuant to directors’ compensation plan	18	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	4,967	—	—	—	4,967	—	4,967
Restricted stock forfeited	—	—	—	—	19	(899)	(899)	—	(899)
Contribution related to formation of San Mateo, net of tax of $1.8 million (see Note 7)	—	—	6,913	—	—	—	6,913	—	6,913
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	11,760	11,760
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(24,451)	(24,451)
Current period net income	—	—	—	228,769	—	—	228,769	18,758	247,527
Balance at June 30, 2024	124,886	$1,249	$2,483,075	$2,150,292	74	$(2,990)	$4,631,626	$223,979	$4,855,605
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)

For the Three and Six Months Ended June 30, 2023

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Retained earnings	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2023	118,953	$1,190	$2,101,999	$1,007,642	5	$(34)	$3,110,797	$206,294	$3,317,091
Dividends declared ($0.15 per share)	—	—	—	(17,768)	—	—	(17,768)	—	(17,768)
Issuance of common stock pursuant to employee stock compensation plan	264	2	(17,592)	—	—	—	(17,590)	—	(17,590)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	3,894	—	—	—	3,894	—	3,894
Stock options exercised, net of options forfeited in net share settlements	15	—	12	—	—	—	12	—	12
Restricted stock forfeited	—	—	—	—	21	(1,236)	(1,236)	—	(1,236)
Contribution related to formation of San Mateo, net of tax of $3.1 million (see Note 7)	—	—	11,613	—	—	—	11,613	—	11,613
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(19,110)	(19,110)
Current period net income	—	—	—	163,130	—	—	163,130	15,794	178,924
Balance at March 31, 2023	119,232	$1,192	$2,099,926	$1,153,004	26	$(1,270)	$3,252,852	$202,978	$3,455,830
Dividends declared ($0.15 per share)	—	—	—	(17,917)	—	—	(17,917)	—	(17,917)
Issuance of common stock pursuant to employee stock compensation plan	27	—	950	—	—	—	950	—	950
Issuance of common stock pursuant to directors' compensation plan	11	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	6,097	—	—	—	6,097	—	6,097
Stock options exercised, net of options forfeited in net share settlements	2	—	14	—	—	—	14	—	14
Restricted stock forfeited	—	—	—	—	100	(3,806)	(3,806)	—	(3,806)
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	24,500	24,500
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(25,333)	(25,333)
Current period net income	—	—	—	164,666	—	—	164,666	12,429	177,095
Balance at June 30, 2023	119,272	$1,192	$2,106,987	$1,299,753	126	$(5,076)	$3,402,856	$214,574	$3,617,430

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$460,717	$356,019
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized loss on derivatives	9,754	15,726
Depletion, depreciation and amortization	438,245	303,839
Accretion of asset retirement obligations	2,602	1,491
Stock-based compensation expense	5,812	6,221
Deferred income tax provision	97,388	113,978
Amortization of debt issuance cost and other debt-related costs	9,586	2,895
Other non-cash changes	(664)	(15,682)
Changes in operating assets and liabilities
Accounts receivable	(55,086)	56,407
Lease and well equipment inventory	(7,380)	(7,237)
Prepaid expenses and other current assets	320	(24,124)
Other long-term assets	(156)	2,072
Accounts payable, accrued liabilities and other current liabilities	14,832	(28,232)
Royalties payable	33,811	10,085
Advances from joint interest owners	36,485	(4,979)
Income taxes payable	13,846	(1,677)
Other long-term liabilities	1,377	1,709
Net cash provided by operating activities	1,061,489	788,511
Investing activities
Drilling, completion and equipping capital expenditures	(611,715)	(539,511)
Acquisition of Advance	—	(1,608,427)
Acquisition of Ameredev	(95,250)	—
Acquisition of oil and natural gas properties	(256,110)	(55,897)
Midstream capital expenditures	(157,201)	(32,871)
Expenditures for other property and equipment	(771)	(2,478)
Proceeds from sale of assets	900	451
Net cash used in investing activities	(1,120,147)	(2,238,733)
Financing activities
Repayments of borrowings under Credit Agreement	(1,720,000)	(2,190,000)
Borrowings under Credit Agreement	1,315,000	2,750,000
Repayments of borrowings under San Mateo Credit Facility	(136,000)	(108,000)
Borrowings under San Mateo Credit Facility	126,000	103,000
Cost to amend credit facilities	(11,424)	(8,645)
Proceeds from issuance of senior unsecured notes	900,000	494,800
Cost to issue senior unsecured notes	(15,621)	(8,255)
Purchase of senior unsecured notes	(699,191)	—
Proceeds from issuance of common stock	344,663	—
Cost to issue equity	(2,566)	—
Dividends paid	(48,747)	(35,685)
Contributions related to formation of San Mateo	10,250	14,700
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	19,110	24,500
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(50,176)	(44,443)
Taxes paid related to net share settlement of stock-based compensation	(14,440)	(22,790)
Other	(595)	(452)
Net cash provided by financing activities	16,263	968,730
Change in cash and restricted cash	(42,395)	(481,492)
Cash and restricted cash at beginning of period	106,298	547,330
Cash and restricted cash at end of period	$63,903	$65,838

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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements, Basis of Presentation, Consolidation and Significant Estimates
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) but do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 27, 2024 (the “Annual Report”). The Company consolidates certain subsidiaries and joint ventures that are less-than-wholly-owned and are not involved in oil and natural gas exploration, including San Mateo, and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification, Consolidation (Topic 810). The Company proportionately consolidates certain joint ventures that are less-than-wholly-owned and are involved in oil and natural gas exploration. All intercompany balances and transactions have been eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all normal, recurring adjustments that are necessary for a fair presentation of the Company’s interim unaudited condensed consolidated financial statements as of June 30, 2024. Amounts as of December 31, 2023 are derived from the Company’s audited consolidated financial statements included in the Annual Report.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Revenues
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the three and six months ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues from contracts with customers	$855,195	$649,890	$1,640,538	$1,213,564
Realized gain (loss) on derivatives	3,770	(3,148)	4,045	521
Unrealized loss on derivatives	(11,829)	(8,659)	(9,754)	(15,726)
Total revenues	$847,136	$638,083	$1,634,829	$1,198,359

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Oil revenues	$705,550	$510,364	$1,304,064	$912,141
Natural gas revenues	70,729	77,553	175,755	178,685
Third-party midstream services revenues	32,651	30,075	65,008	56,586
Sales of purchased natural gas	46,265	31,898	95,711	66,152
Total revenues from contracts with customers	$855,195	$649,890	$1,640,538	$1,213,564

Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, the Company is required to perform a ceiling test each quarter that determines a limit, or ceiling, on the capitalized costs of oil and natural gas properties based primarily on the after-tax estimated future net cash flows from oil and natural gas properties using a 10% discount rate and the arithmetic average of first-day-of-the-month oil and natural gas prices for the prior 12-month period. For each of the three and six months ended June 30, 2024 and 2023, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and, as a result, no impairment charge was necessary.
The Company capitalized approximately $15.1 million and $14.5 million of its general and administrative costs for the three months ended June 30, 2024 and 2023, respectively, and $32.2 million and $27.1 million of its general and administrative costs for the six months ended June 30, 2024 and 2023, respectively. The Company capitalized approximately $9.3 million and $5.3 million of its interest expense for the three months ended June 30, 2024 and 2023, respectively, and $15.2 million and $8.7 million of its interest expense for the six months ended June 30, 2024 and 2023, respectively.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The following table sets forth the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average common shares outstanding
Basic	124,786	119,183	122,253	119,109
Dilutive effect of options and restricted stock units	110	659	185	747
Diluted weighted average common shares outstanding	124,896	119,842	122,438	119,856
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
NOTE 3 — BUSINESS COMBINATIONS
Ameredev Acquisition
On June 12, 2024, a wholly-owned subsidiary of the Company entered into a definitive agreement to acquire a subsidiary of Ameredev II Parent, LLC (“Ameredev”) from affiliates of EnCap Investments L.P., including certain oil and natural gas producing properties and undeveloped acreage located in Lea County, New Mexico and Loving and Winkler Counties, Texas (the “Ameredev Acquisition”). The Ameredev Acquisition also includes an approximate 19% stake in Piñon Midstream, LLC, which has midstream assets in southern Lea County, New Mexico. The consideration for the Ameredev Acquisition will consist of a cash payment of $1.905 billion, subject to customary closing adjustments. The consummation of the Ameredev Acquisition is subject to customary closing conditions, including regulatory approval, and is expected to close late in the third quarter of 2024 with an effective date of June 1, 2024.
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

Consideration	Allocation
Cash consideration given	$155,054
Allocation of purchase price
Current assets	$3,358
Oil and natural gas properties
Evaluated	45,778
Unproved and unevaluated	107,072
Asset retirement obligations	(1,154)
Net assets acquired	$155,054
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
The results of operations for the Q1 2024 Acquisition since the closing date have been included in the Company’s interim unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024. The pro forma impact of this business combination to revenues and net income for 2024 would not be material to the Company’s 2024 revenues and net income as reported.
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
The final allocation of the total purchase price for the Advance Acquisition is set forth below (in thousands).

Consideration	Allocation
Cash	$1,676,132
Working capital adjustments	(4,060)
Fair value of Contingent Consideration at April 12, 2023	21,151
Total consideration given	$1,693,223
Allocation of purchase price
Current assets	$79,287
Oil and natural gas properties
Evaluated	1,418,668
Unproved and unevaluated	213,835
Midstream assets	63,644
Current liabilities	(73,885)
Asset retirement obligations	(8,326)
Net assets acquired	$1,693,223

NOTE 4 — ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations for the six months ended June 30, 2024 (in thousands).

Beginning asset retirement obligations	$92,090
Liabilities incurred during period	4,661
Liabilities settled during period	(192)
Divestitures during period	(326)
Accretion expense	2,602
Ending asset retirement obligations	98,835
Less: current asset retirement obligations(1)	(4,883)
Long-term asset retirement obligations	$93,952
 _______________
(1)Included in accrued liabilities in the Company’s interim unaudited condensed consolidated balance sheet at June 30, 2024.
NOTE 5 — DEBT
At June 30, 2024, the Company had (i) $500.0 million of outstanding senior notes due 2028 (the “2028 Notes”), (ii) $900.0 million of outstanding senior notes due 2032 (the “2032 Notes”), (iii) $95.0 million in borrowings outstanding under the Credit Agreement and (iv) approximately $52.8 million in outstanding letters of credit issued pursuant to the Credit Agreement. Between June 30, 2024 and July 23, 2024, the Company repaid all $95.0 million of borrowings outstanding under the Credit Agreement.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 5 — DEBT — Continued
At June 30, 2024, San Mateo had $512.0 million in borrowings outstanding under its revolving credit facility (the “San Mateo Credit Facility”) and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Between June 30, 2024 and July 23, 2024, San Mateo repaid $26.0 million of borrowings under the San Mateo Credit Facility.
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
On June 12, 2024, in connection with the Ameredev Acquisition, the Company entered into a commitment letter with PNC Capital Markets LLC and PNC Bank, National Association, which commitment letter provides commitments for an amendment to the Credit Agreement to incorporate an up to $250.0 million term loan and increase the elected commitment from $1.50 billion to $2.25 billion.
The Credit Agreement requires the Company to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities under the Credit Agreement, of not less than 1.0 to 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of cash or cash equivalents of up to the greater of (a) $150.0 million and (b) 10% of the elected commitment), divided by a rolling four quarter EBITDA calculation, of 3.5 to 1.0 or less. The Company believes that it was in compliance with the terms of the Credit Agreement at June 30, 2024.
San Mateo Midstream, LLC
The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The outstanding borrowings under the San Mateo Credit Facility mature on December 9, 2026, and lender commitments under the facility were $535.0 million at June 30, 2024. The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments of up to $735.0 million.
The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.0 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.5 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. The Company believes that San Mateo was in compliance with the terms of the San Mateo Credit Facility at June 30, 2024.
Senior Unsecured Notes
2026 Notes Tender Offer and Redemption
On April 2 and April 4, 2024, the Company completed the repurchase of an aggregate principal amount of approximately $556.3 million of the $699.2 million of outstanding senior notes due 2026 (the “2026 Notes”) pursuant to the Company’s cash tender offer for the 2026 Notes announced on March 26, 2024 (the “2026 Notes Tender Offer”). On April 2, 2024, the Company exercised its optional right, under the indenture governing the 2026 Notes, to redeem the remaining aggregate principal amount of approximately $142.9 million of 2026 Notes outstanding on September 15, 2024 (the “2026 Notes Redemption”) and, in connection therewith, to satisfy and discharge the Company’s obligations under such indenture with

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 5 — DEBT — Continued
respect to the 2026 Notes. In connection with the 2026 Notes Tender Offer and 2026 Notes Redemption, the Company incurred a loss of approximately $3.0 million included in interest expense for the three and six months ended June 30, 2024.
2028 Senior Notes
At June 30, 2024, the Company had $500.0 million of outstanding 2028 Notes, which have a 6.875% coupon rate. The 2028 Notes mature April 15, 2028, and interest is payable on the 2028 Notes semi-annually in arrears on each April 15 and October 15. The 2028 Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantor Subsidiaries. Neither San Mateo nor Pronto is a guarantor of the 2028 Notes.
2032 Senior Notes
On April 2, 2024, the Company completed the sale of $900.0 million in aggregate principal amount of the 2032 Notes, which have a 6.50% coupon rate and mature on April 15, 2032. Interest on the 2032 Notes is payable in arrears on each April 15 and October 15 and the first interest payment date for the 2032 Notes will be October 15, 2024. The 2032 Notes are guaranteed on a senior unsecured basis by the Guarantor Subsidiaries. Neither San Mateo nor Pronto is a guarantor of the 2032 Notes.
At any time prior to April 15, 2027, the Company may redeem up to 40% in aggregate principal amount of 2032 Notes at a redemption price of 106.500% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, in an amount not greater than the net proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 60% of the aggregate principal amount of the 2032 Notes remains outstanding after such redemption. In addition, at any time prior to April 15, 2027, the Company may redeem all or part of the 2032 Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest, if any, to the applicable redemption date.
On or after April 15, 2027, the Company may redeem all or a part of the 2032 Notes at any time or from time to time at the following redemption prices (expressed as percentages of the principal amount) plus accrued and unpaid interest, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning April 15 of the years indicated below:

Year	Redemption Price
2027	103.250%
2028	101.625%
2029 and thereafter	100.000%
Debt Maturities
The outstanding borrowings of $95.0 million at June 30, 2024 under the Credit Agreement mature on March 22, 2029. The outstanding borrowings of $512.0 million at June 30, 2024 under the San Mateo Credit Facility mature on December 9, 2026. The $500.0 million of outstanding 2028 Notes at June 30, 2024 mature on April 15, 2028. The $900.0 million of outstanding 2032 Notes at June 30, 2024 mature on April 15, 2032.
NOTE 6 — INCOME TAXES
The Company recorded a current income tax provision of $30.1 million and $47.4 million and a deferred income tax provision of $47.9 million and $97.4 million for the three and six months ended June 30, 2024, respectively. The Company recorded a current income tax benefit of $4.9 million for the three months ended June 30, 2023 and a deferred income tax provision of $62.2 million and $114.0 million for the three and six months ended June 30, 2023, respectively.
The Company’s effective income tax rate of 25% and 26% for the three months ended June 30, 2024 and 2023, respectively, and 26% for each of the six months ended June 30, 2024 and 2023 differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 7 — EQUITY
Equity Offering
On March 28, 2024, the Company completed an underwritten public offering of 5,250,000 shares of its common stock. After deducting underwriting discounts and offering expenses, the Company received net proceeds of approximately $342.1 million. The net proceeds from this offering were used for general corporate purposes, including the funding of acquisitions and the repayment of borrowings outstanding under the Credit Agreement.
Stock-based Compensation
During the six months ended June 30, 2024, the Company granted awards to certain of its employees of 137,100 service-based restricted stock units to be settled in cash, which are liability instruments, and 176,000 performance-based stock units and 112,700 service-based shares of restricted stock, which are equity instruments. The performance-based stock units vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year period ending December 31, 2026, as compared to a designated peer group. The service-based restricted stock and restricted stock units vest over a three-year period. The fair value of these awards was approximately $25.8 million on the grant date.
Common Stock Dividend
Matador’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.20 per share of common stock in each of the first and second quarters of 2024. The first quarter dividend, which totaled $23.9 million, was paid on March 13, 2024 to shareholders of record as of February 23, 2024. The second quarter dividend, which totaled $24.9 million, was paid on June 7, 2024 to shareholders of record as of May 17, 2024. On July 18, 2024, the Board declared a quarterly cash dividend of $0.20 per share of common stock payable on September 5, 2024 to shareholders of record as of August 15, 2024.
San Mateo Distributions and Contributions
During the three months ended June 30, 2024 and 2023, San Mateo distributed $25.4 million and $26.4 million, respectively, to the Company and $24.5 million and $25.3 million, respectively, to a subsidiary of Five Point Energy LLC (“Five Point”), the Company’s joint venture partner in San Mateo. During the six months ended June 30, 2024 and 2023, San Mateo distributed $52.2 million and $46.3 million, respectively, to the Company and $50.2 million and $44.4 million, respectively, to a subsidiary of Five Point. During the three months ended June 30, 2024 and 2023, the Company contributed $12.2 million and $25.5 million, respectively, and Five Point contributed $11.8 million and $24.5 million, respectively, of cash to San Mateo. During the six months ended June 30, 2024 and 2023, the Company contributed $19.9 million and $25.5 million, respectively, and Five Point contributed $19.1 million and $24.5 million, respectively, of cash to San Mateo.
Performance Incentives
Five Point paid the Company $8.8 million of performance incentives during the three months ended June 30, 2024. No performance incentives were paid by Five Point to the Company during the three months ended June 30, 2023. Five Point paid the Company $10.3 million and $14.7 million of performance incentives during the six months ended June 30, 2024 and 2023, respectively. These performance incentives are recorded when received, net of the $1.8 million deferred tax impact to the Company for the three months ended June 30, 2024 and the $2.1 million and $3.1 million deferred tax impact to the Company for the six months ended June 30, 2024 and 2023, respectively, in “Additional paid-in capital” in the Company’s interim unaudited condensed consolidated balance sheets. These performance incentives for the three months ended June 30, 2024 and the six months ended June 30, 2024 and 2023 are also denoted as “Contributions related to formation of San Mateo” under “Financing activities” in the Company’s interim unaudited condensed consolidated statements of cash flows and changes in shareholders’ equity.
NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2024, the Company had various costless collar contracts open and in place to mitigate its exposure to oil price volatility, each with an established price floor and ceiling. At June 30, 2024, the Company had natural gas basis differential swap contracts open and in place to mitigate its exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price. The Company had no open contracts associated with natural gas liquids prices at June 30, 2024.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
The following is a summary of the Company’s open costless collar contracts at June 30, 2024.

Commodity	Calculation Period	Notional Quantity (Bbl)	Weighted Average Price Floor ($/Bbl)	Weighted Average Price Ceiling ($/Bbl)	Fair Value of Asset (Liability) (thousands)
Oil Costless Collar	7/01/2024 - 6/30/2025	16,425,000	$60.00	$86.26	$(14,704)
Total open costless collar contracts					$(14,704)

The following is a summary of the Company’s open basis differential swap contracts at June 30, 2024.

Commodity	Calculation Period	Notional Quantity (MMBtu)	Fixed Price ($/MMBtu)	Fair Value of Asset (Liability) (thousands)
Natural Gas Basis Differential	7/01/2024 - 12/31/2025	16,470,000	$(0.59)	$7,620
Total open basis differential swap contracts				$7,620
The Company’s derivative financial instruments are subject to master netting arrangements, and the Company’s counterparties allow for cross-commodity master netting provided the settlement dates for the commodities are the same. The Company does not present different types of commodities with the same counterparty on a net basis in its interim unaudited condensed consolidated balance sheets.
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the interim unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the condensed consolidated balance sheets	Net amounts presented in the condensed consolidated balance sheets
June 30, 2024
Current assets	$23,461	$(17,871)	$5,590
Other assets	2,030	—	2,030
Current liabilities	(32,575)	17,871	(14,704)
Total	$(7,084)	$—	$(7,084)
December 31, 2023
Current assets	$2,573	$(461)	$2,112
Other assets	1,743	(1,185)	558
Total	$4,316	$(1,646)	$2,670

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

		Three Months Ended June 30,		Six Months Ended June 30,
Type of Instrument	Location in Condensed Consolidated Statement of Income	2024	2023	2024	2023
Derivative Instrument
Natural Gas	Revenues: Realized gain (loss) on derivatives	$3,770	$(3,148)	$4,045	$521
Realized gain (loss) on derivatives		$3,770	$(3,148)	$4,045	$521
Oil	Revenues: Unrealized loss on derivatives	$(14,704)	$—	$(14,704)	$—
Natural Gas	Revenues: Unrealized gain (loss) on derivatives	2,875	(8,659)	4,950	(15,726)
Unrealized loss on derivatives		$(11,829)	$(8,659)	$(9,754)	$(15,726)
Total		$(8,059)	$(11,807)	$(5,709)	$(15,205)
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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of June 30, 2024 and December 31, 2023 (in thousands).

	Fair Value Measurements at June 30, 2024 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil costless collars	$—	$(14,704)	$—	$(14,704)
Natural gas basis differential swaps	—	7,620	—	7,620
Total	$—	$(7,084)	$—	$(7,084)

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
Other Fair Value Measurements
At June 30, 2024 and December 31, 2023, the carrying values reported on the interim unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners and other current liabilities approximated their fair values due to their short-term maturities.
At June 30, 2024 and December 31, 2023, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
At June 30, 2024 and December 31, 2023, the fair value of the 2028 Notes was $508.6 million and $510.9 million, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
At June 30, 2024, the fair value of the 2032 Notes was $900.9 million based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
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
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Produced Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and produced water from certain portions of its acreage for transportation, gathering, processing, fractionation, sales and disposal. The Company paid approximately $16.3 million and $11.4 million for deliveries under these agreements during the three months ended June 30, 2024 and 2023, respectively, and $31.7 million and $22.1 million for deliveries under these agreements during the six months ended June 30, 2024 and 2023, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at June 30, 2024, the total deficiencies required to be paid by the Company under these agreements would be approximately $593.0 million.
San Mateo Commitments
The Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area and acreage in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and the Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, the Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements (collectively with the transportation, gathering and produced water disposal agreements, the “Operational Agreements”). San Mateo provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The remaining minimum contractual obligation under the Operational Agreements at June 30, 2024 was approximately $164.4 million.

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
NOTE 11 — SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at June 30, 2024 and December 31, 2023 (in thousands).

	June 30, 2024	December 31, 2023
Accrued evaluated and unproved and unevaluated property costs	$172,763	$144,443
Accrued midstream properties costs	34,373	55,195
Accrued lease operating expenses	72,545	62,005
Accrued interest on debt	23,689	22,857
Accrued asset retirement obligations	4,883	4,605
Accrued partners’ share of joint interest charges	41,269	42,101
Accrued payable related to purchased natural gas	5,982	10,400
Other	32,849	24,242
Total accrued liabilities	$388,353	$365,848

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 11 — SUPPLEMENTAL DISCLOSURES — Continued
Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the six months ended June 30, 2024 and 2023 (in thousands).

	Six Months Ended June 30,
	2024	2023
Cash paid for income taxes	$32,283	$1,677
Cash paid for interest expense, net of amounts capitalized	$75,213	$65,757
Increase in asset retirement obligations related to mineral properties	$3,990	$8,787
Increase in asset retirement obligations related to midstream properties	$154	$641
Increase in liabilities for drilling, completion and equipping capital expenditures	$43,052	$89,760
Increase (decrease) in liabilities for acquisition of oil and natural gas properties	$7,270	$(346)
Decrease in liabilities for midstream properties capital expenditures	$(20,836)	$(929)
Stock-based compensation expense recognized as a liability	$6,914	$3,628
Increase in liabilities for accrued cost to issue senior notes	$—	$248
Transfer of inventory (to) from oil and natural gas properties	$(8,001)	$725

The following table provides a reconciliation of cash and restricted cash recorded in the interim unaudited condensed consolidated balance sheets to cash and restricted cash as presented on the interim unaudited condensed consolidated statements of cash flows (in thousands).

	Six Months Ended June 30,
	2024	2023
Cash	$15,242	$22,303
Restricted cash	48,661	43,535
Total cash and restricted cash	$63,903	$65,838
NOTE 12 — SEGMENT INFORMATION
The Company operates in two business segments: (i) exploration and production and (ii) midstream. The exploration and production segment is engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States and is currently focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. The midstream segment conducts midstream operations in support of the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties. The majority of the Company’s midstream operations in the Rustler Breaks, West Texas and Stateline asset areas and the Greater Stebbins Area in the Delaware Basin are conducted through San Mateo. In addition, at June 30, 2024, the Company operated a cryogenic gas processing plant, compressor stations and natural gas gathering pipelines in Lea and Eddy Counties, New Mexico through Pronto, which is a wholly-owned subsidiary of the Company. At June 30, 2024, neither San Mateo nor Pronto was a guarantor of the 2028 Notes or the 2032 Notes.

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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended June 30, 2024
Oil and natural gas revenues	$772,267	$4,012	$—	$—	$776,279
Midstream services revenues	—	104,345	—	(71,694)	32,651
Sales of purchased natural gas	5,121	41,144	—	—	46,265
Realized gain on derivatives	3,770	—	—	—	3,770
Unrealized loss on derivatives	(11,829)	—	—	—	(11,829)
Expenses(1)	436,960	93,618	24,632	(71,694)	483,516
Operating income(2)	$332,369	$55,883	$(24,632)	$—	$363,620
Total assets	$7,102,714	$1,369,461	$46,216	$—	$8,518,391
Capital expenditures(3)	$471,863	$51,525	$545	$—	$523,933
_____________________
(1)Includes depletion, depreciation and amortization expenses of $214.7 million and $10.9 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.3 million.
(2)Includes $18.7 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Includes $157.3 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $6.3 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 12 — SEGMENT INFORMATION — Continued

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Six Months Ended June 30, 2024
Oil and natural gas revenues	$1,473,692	$6,706	$—	$(579)	$1,479,819
Midstream services revenues	—	204,191	—	(139,183)	65,008
Sales of purchased natural gas	10,199	85,512	—	—	95,711
Realized gain on derivatives	4,045	—	—	—	4,045
Unrealized loss on derivatives	(9,754)	—	—	—	(9,754)
Expenses(1)	853,458	187,756	50,804	(139,762)	952,256
Operating income(2)	$624,724	$108,653	$(50,804)	$—	$682,573
Total assets	$7,102,714	$1,369,461	$46,216	$—	$8,518,391
Capital expenditures(3)	$1,023,783	$137,937	$771	$—	$1,162,491

_____________________
(1)Includes depletion, depreciation and amortization expenses of $415.9 million and $21.7 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.6 million.
(2)Includes $38.2 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Includes $358.6 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $13.4 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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
By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include those described in the “Risk Factors” section of the Annual Report, as well as the following factors, among others: general economic conditions; our ability to execute our business plan, including whether our drilling program is successful; changes in oil, natural gas and natural gas liquids (“NGL”) prices and the demand for oil, natural gas and NGLs; our ability to replace reserves and efficiently develop current reserves; the operating results of our midstream business’s oil, natural gas and water gathering and transportation systems, pipelines and facilities, the acquiring of third-party business and the drilling of any additional salt water disposal wells; costs of operations; delays and other difficulties related to producing oil, natural gas and NGLs; delays and other difficulties related to regulatory and governmental approvals and restrictions; impact on our operations due to seismic events; availability of sufficient capital to execute our business plan, including from future cash flows, available borrowing capacity under our revolving credit facilities and otherwise; our ability to make acquisitions on economically acceptable terms; our ability to integrate acquisitions, including the Ameredev Acquisition (as defined below); the operating results of and availability of any potential distributions from our joint ventures; weather and environmental conditions; our ability to consummate the Ameredev Acquisition in the anticipated timeframe or at all; risks related to the satisfaction or waiver of the conditions to closing the Ameredev Acquisition in the anticipated timeframe or at all; risks related to obtaining the requisite regulatory approvals for the Ameredev Acquisition; disruption from our acquisitions, including the Ameredev Acquisition, making it more difficult to maintain business and operational relationships; significant transaction costs associated with our acquisitions, including the Ameredev Acquisition; the risk of litigation and/or regulatory actions related to our acquisitions, including the Ameredev Acquisition; and the other factors discussed below and elsewhere in this Quarterly Report and in other documents that we file with or furnish to the SEC, all of which are difficult to predict. Forward-looking statements may include statements about:
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
•the integration of acquisitions, including the Ameredev Acquisition, with our business;
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
•our future operating results;
•the Ameredev Acquisition and the anticipated timing and benefits thereof;
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

Second Quarter Highlights
For the three months ended June 30, 2024, our total oil equivalent production was 14.6 million BOE, and our average daily oil equivalent production was 160,305 BOE per day, of which 95,488 Bbl per day, or 60%, was oil and 388.9 MMcf per day, or 40%, was natural gas. Our average daily oil production of 95,488 Bbl per day for the three months ended June 30, 2024 increased 25% year-over-year from 76,345 Bbl per day for the three months ended June 30, 2023. Our average daily natural gas production of 388.9 MMcf per day for the three months ended June 30, 2024 increased 19% year-over-year from 326.0 MMcf per day for the three months ended June 30, 2023.
For the second quarter of 2024, we reported net income attributable to Matador shareholders of $228.8 million, or $1.83 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $164.7 million, or $1.37 per diluted common share, for the second quarter of 2023. For the second quarter of 2024, our Adjusted EBITDA, a non-GAAP financial measure, was $578.1 million, as compared to Adjusted EBITDA of $423.3 million during the second quarter of 2023.
For the six months ended June 30, 2024, we reported net income attributable to Matador shareholders of $422.5 million, or $3.45 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $327.8 million, or $2.73 per diluted common share, for the six months ended June 30, 2023. For the six months ended June 30, 2024, our Adjusted EBITDA, a non-GAAP financial measure, was $1.08 billion, as compared to Adjusted EBITDA of $788.5 million during the six months ended June 30, 2023.
For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Liquidity and Capital Resources—Non-GAAP Financial Measures.” For more information regarding our financial results for the three and six months ended June 30, 2024, see “—Results of Operations” below.
Ameredev Acquisition
On June 12, 2024, our wholly-owned subsidiary entered into a definitive agreement to acquire a subsidiary of Ameredev II Parent, LLC (“Ameredev”) from affiliates of EnCap Investments L.P., including certain oil and natural gas producing properties and undeveloped acreage located in Lea County, New Mexico and Loving and Winkler Counties, Texas (the “Ameredev Acquisition”). The Ameredev Acquisition also includes an approximate 19% stake in Piñon Midstream, LLC (“Piñon”), which has midstream assets in southern Lea County, New Mexico. The consideration for the Ameredev Acquisition will consist of a cash payment of $1.905 billion, subject to customary closing adjustments. The consummation of the Ameredev Acquisition is subject to customary closing conditions, including regulatory approval, and is expected to close late in the third quarter of 2024 with an effective date of June 1, 2024.
We estimate the total proved oil and natural gas reserves associated with these properties are approximately 117.7 million BOE (60% oil) at May 31, 2024.
Other highlights of the Ameredev Acquisition include:
•Estimated production in the third quarter of 2024 of 25,000 to 26,000 BOE per day (65% oil);
•Approximately 33,500 net acres (82% held by production, over 99% operated) in the northern Delaware Basin, most of which is located in our Antelope Ridge asset area in southern Lea County, New Mexico and our West Texas asset area in Loving and Winkler Counties, Texas; and
•431 gross (371 net) operated locations (86% working interest) identified for future drilling, including prospective targets throughout the Wolfcamp and Bone Spring formations.
Operations Update
We began 2024 operating seven drilling rigs in the Delaware Basin. We added an eighth operated drilling rig in the first quarter of 2024 and a ninth operated drilling rig late in the second quarter of 2024. Prior to the closing of the Ameredev Acquisition, we expect Ameredev to operate one drilling rig and to continue operations on 13 drilled but uncompleted (“DUC”) wells. Upon the consummation of the Ameredev Acquisition, which we anticipate to occur late in the third quarter of 2024, subject to customary closing conditions, including regulatory approval, we expect to continue operating a total of nine drilling rigs for the immediate future on the combined Matador and Ameredev properties covering approximately 192,000 net acres. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors.

Our average daily oil equivalent production in the Delaware Basin for the second quarter of 2024 was 156,100 BOE per day, consisting of 94,700 Bbl of oil per day and 368.3 MMcf of natural gas per day, a 25% increase from 125,000 BOE per day, consisting of 75,600 Bbl of oil per day and 296.1 MMcf of natural gas per day, in the second quarter of 2023. These increases were primarily attributable to the Advance Acquisition and the increased number of wells being operated by us and other operators (where we own a working interest). The Delaware Basin contributed approximately 99% of our daily oil production and approximately 95% of our daily natural gas production in the second quarter of 2024, as compared to approximately 99% of our daily oil production and approximately 91% of our daily natural gas production in the second quarter of 2023.
In March 2024, we completed our natural gas pipeline connections between Pronto and San Mateo and between Pronto and Matador’s acreage obtained in the Advance Acquisition. These connector pipelines provide further flow assurance and options for Matador and third-party customer natural gas.
At June 30, 2024, Pronto’s midstream system included a cryogenic natural gas processing plant with a designed inlet processing capacity of 60 MMcf per day (the “Marlan Processing Plant”), four compressor stations and approximately 110 miles of natural gas gathering pipelines in Eddy and Lea Counties, New Mexico, spanning from the northeastern portion of the Arrowhead asset area into the Ranger asset area. Pronto has begun construction on an additional natural gas processing plant with a designed inlet processing capacity of 200 MMcf per day, including a nitrogen rejection unit and additional related facilities, to expand the Marlan Processing Plant.
2024 Capital Expenditure Budget
At July 23, 2024, our estimated drilling, completing and equipping (“D/C/E”) capital expenditures for 2024 remained $1.10 to $1.30 billion, which does not include any D/C/E capital expenditures on acreage to be acquired in the Ameredev Acquisition. At July 23, 2024, our estimated midstream capital expenditures for 2024 remained $200.0 to $250.0 million, which includes our proportionate share of San Mateo’s estimated 2024 capital expenditures as well as the estimated 2024 capital expenditures for other wholly-owned midstream projects, including projects completed by Pronto. The midstream capital expenditures do not include any capital expenditures associated with the approximate 19% stake in Piñon to be acquired in the Ameredev Acquisition. The midstream capital expenditure budget includes 100% of the costs associated with the Marlan Processing Plant expansion, although at July 23, 2024 we were continuing to evaluate potential partners in Pronto that would share in these capital expenditures and strategic opportunities.
Capital Resources Update
In February and April 2024, Matador’s Board of Directors (the “Board”) declared quarterly cash dividends of $0.20 per share of common stock. On July 18, 2024, the Board declared a quarterly cash dividend of $0.20 per share of common stock payable on September 5, 2024 to shareholders of record as of August 15, 2024.
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
On March 28, 2024, we completed an underwritten public offering of 5,250,000 shares of our common stock (the “2024 Equity Offering”). After deducting underwriting discounts and offering expenses, we received net proceeds of approximately $342.1 million. The net proceeds from the 2024 Equity Offering were used for general corporate purposes, including the funding of acquisitions and the repayment of borrowings outstanding under our Credit Agreement.
On April 2 and April 4, 2024, we completed the repurchase of an aggregate principal amount of approximately $556.3 million of the $699.2 million of outstanding senior notes due 2026 (the “2026 Notes”) as part of our cash tender offer announced on March 26, 2024 (the “2026 Notes Tender Offer”). On April 2, 2024, we exercised our optional right, under the indenture governing the 2026 Notes, to redeem the remaining aggregate principal amount of approximately $142.9 million of 2026 Notes outstanding on September 15, 2024 (the “2026 Notes Redemption”) and, in connection therewith, to satisfy and discharge the Company’s obligations under such indenture with respect to the 2026 Notes.

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
On June 12, 2024, in connection with the Ameredev Acquisition, we entered into a commitment letter with PNC Capital Markets LLC and PNC Bank, National Association, which commitment letter provides commitments for an amendment to the Credit Agreement to incorporate an up to $250.0 million term loan and increase the elected commitment from $1.50 billion to $2.25 billion.
At June 30, 2024, we had (i) $95.0 million in borrowings outstanding under our Credit Agreement, (ii) approximately $52.8 million in outstanding letters of credit issued pursuant to the Credit Agreement, (iii) $500.0 million of outstanding 6.875% senior notes due 2028 (the “2028 Notes”) and (iv) $900.0 million of outstanding 2032 Notes. Between June 30, 2024 and July 23, 2024, we repaid all $95.0 million of borrowings outstanding under our Credit Agreement.
At June 30, 2024, San Mateo had $512.0 million in borrowings outstanding under San Mateo’s revolving credit facility (the “San Mateo Credit Facility”) and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Between June 30, 2024 and July 23, 2024, San Mateo repaid $26.0 million of borrowings under the San Mateo Credit Facility.
Critical Accounting Policies
There have been no changes to our critical accounting policies and estimates from those set forth in the Annual Report.
Recent Accounting Pronouncements
See Note 2 to the interim unaudited condensed consolidated financial statements for a description of recent accounting pronouncements.
Results of Operations
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Data
Revenues (in thousands)(1)
Oil	$705,550	$510,364	$1,304,064	$912,141
Natural gas	70,729	77,553	175,755	178,685
Total oil and natural gas revenues	776,279	587,917	1,479,819	1,090,826
Third-party midstream services revenues	32,651	30,075	65,008	56,586
Sales of purchased natural gas	46,265	31,898	95,711	66,152
Realized gain (loss) on derivatives	3,770	(3,148)	4,045	521
Unrealized loss on derivatives	(11,829)	(8,659)	(9,754)	(15,726)
Total revenues	$847,136	$638,083	$1,634,829	$1,198,359
Net Production Volumes(1)
Oil (MBbl)(2)	8,689	6,947	16,404	12,252
Natural gas (Bcf)(3)	35.4	29.7	70.9	55.4
Total oil equivalent (MBOE)(4)	14,588	11,892	28,216	21,491
Average daily production (BOE/d)(5)	160,305	130,683	155,032	118,735
Average Sales Prices
Oil, without realized derivatives (per Bbl)	$81.20	$73.46	$79.50	$74.45
Oil, with realized derivatives (per Bbl)	$81.20	$73.46	$79.50	$74.45
Natural gas, without realized derivatives (per Mcf)	$2.00	$2.61	$2.48	$3.22
Natural gas, with realized derivatives (per Mcf)	$2.11	$2.51	$2.54	$3.23

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
Three Months Ended June 30, 2024 as Compared to Three Months Ended June 30, 2023
Oil and natural gas revenues. Our oil and natural gas revenues increased $188.4 million, or 32%, to $776.3 million for the three months ended June 30, 2024, as compared to $587.9 million for the three months ended June 30, 2023. Our oil revenues increased $195.2 million, or 38%, to $705.6 million for the three months ended June 30, 2024, as compared to $510.4 million for the three months ended June 30, 2023. The increase in oil revenues resulted from a 25% increase in our oil production to 8.7 million Bbl for the three months ended June 30, 2024, as compared to 6.9 million Bbl for the three months ended June 30, 2023, and an 11% increase in the weighted average oil price realized for the three months ended June 30, 2024 to $81.20 per Bbl, as compared to $73.46 per Bbl for the three months ended June 30, 2023. Our natural gas revenues decreased $6.8 million, or 9%, to $70.7 million for the three months ended June 30, 2024, as compared to $77.6 million for the three months ended June 30, 2023. The decrease in natural gas revenues resulted from a 23% decrease in the weighted average natural gas price realized for the three months ended June 30, 2024 to $2.00 per Mcf, as compared to a weighted average natural gas price of $2.61 per Mcf realized for the three months ended June 30, 2023, which was partially offset by a 20% increase in our natural gas production to 35.4 Bcf for the three months ended June 30, 2024, as compared to 29.7 Bcf for the three months ended June 30, 2023.
Third-party midstream services revenues. Our third-party midstream services revenues increased $2.6 million, or 9%, to $32.7 million for the three months ended June 30, 2024, as compared to $30.1 million for the three months ended June 30, 2023. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to an increase in our third-party produced water disposal revenues to $13.4 million for the three months ended June 30, 2024, as compared to $10.3 million for the three months ended June 30, 2023, which was partially offset by a decrease in our third-party natural gas gathering and processing revenues to $15.9 million for the three months ended June 30, 2024, as compared to $17.1 million for the three months ended June 30, 2023.
Sales of purchased natural gas. Our sales of purchased natural gas increased $14.4 million, or 45%, to $46.3 million for the three months ended June 30, 2024, as compared to $31.9 million for the three months ended June 30, 2023. This increase was primarily the result of a 63% increase in natural gas volumes sold, which was partially offset by an 11% decrease in natural gas price realized. Sales of purchased natural gas reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at either Pronto’s or San Mateo’s cryogenic natural gas processing plant and subsequently sell the residue natural gas and NGLs to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our interim unaudited condensed consolidated statements of income.
Realized gain (loss) on derivatives. Our realized gain on derivatives was $3.8 million for the three months ended June 30, 2024, as compared to a realized loss of $3.1 million for the three months ended June 30, 2023. We realized a net gain of $3.8 million related to our natural gas basis differential swap contracts for the three months ended June 30, 2024, resulting primarily from natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts. For the three months ended June 30, 2023, we realized a net loss of $3.1 million related to our natural gas basis differential swap contracts, resulting primarily from natural gas basis differentials that were above the fixed prices of certain of our natural gas basis differential swap contracts. We realized an average gain on our natural gas derivatives of approximately $0.11 per Mcf produced during the three months ended June 30, 2024, as compared to an average loss of approximately $0.10 per Mcf produced during the three months ended June 30, 2023.
Unrealized loss on derivatives. During the three months ended June 30, 2024, the aggregate net fair value of our open oil costless collar and natural gas basis differential swap contracts changed to a net liability of $7.1 million from a net asset of $4.7 million at March 31, 2024, resulting in an unrealized loss on derivatives of $11.8 million for the three months ended June 30, 2024. During the three months ended June 30, 2023, the aggregate net fair value of our open natural gas basis differential swap contracts changed to a net liability of $11.8 million from a net liability of $3.1 million at March 31, 2023, resulting in an unrealized loss on derivatives of $8.7 million for the three months ended June 30, 2023.

Six Months Ended June 30, 2024 as Compared to Six Months Ended June 30, 2023
Oil and natural gas revenues. Our oil and natural gas revenues increased $389.0 million, or 36%, to $1.48 billion for the six months ended June 30, 2024, as compared to $1.09 billion for the six months ended June 30, 2023. Our oil revenues increased $391.9 million, or 43%, to $1.30 billion for the six months ended June 30, 2024, as compared to $912.1 million for the six months ended June 30, 2023. This increase in oil revenues resulted from a 34% increase in our oil production to 16.4 million Bbl for the six months ended June 30, 2024, as compared to 12.3 million Bbl for the six months ended June 30, 2023 and a 7% increase in the weighted average oil price realized for the six months ended June 30, 2024 to $79.50 per Bbl, as compared to $74.45 per Bbl for the six months ended June 30, 2023. Our natural gas revenues decreased by $2.9 million, or 2%, to $175.8 million for the six months ended June 30, 2024, as compared to $178.7 million for the six months ended June 30, 2023. The decrease in natural gas revenues resulted from a 23% decrease in the weighted average natural gas price realized for the six months ended June 30, 2024 to $2.48 per Mcf, as compared to a weighted average natural gas price of $3.22 per Mcf for the six months ended June 30, 2023, which was partially offset by a 28% increase in our natural gas production to 70.9 Bcf for the six months ended June 30, 2024, as compared to 55.4 Bcf for the six months ended June 30, 2023.
Third-party midstream services revenues. Our third-party midstream services revenues increased $8.4 million, or 15%, to $65.0 million for the six months ended June 30, 2024, as compared to $56.6 million for the six months ended June 30, 2023. This increase was primarily attributable to an increase in our third-party produced water disposal revenues to $27.5 million for the six months ended June 30, 2024, as compared to $20.9 million for the six months ended June 30, 2023, and an increase in our oil transportation revenues to $6.5 million for the six months ended June 30, 2024, as compared to $5.0 million for the six months ended June 30, 2023.
Sales of purchased natural gas. Our sales of purchased natural gas increased $29.6 million, or 45%, to $95.7 million for the six months ended June 30, 2024, as compared to $66.2 million for the six months ended June 30, 2023. This increase was the result of a 48% increase in natural gas volumes sold, which was partially offset by a 2% decrease in natural gas price realized.
Realized gain (loss) on derivatives. Our realized gain on derivatives was $4.0 million for the six months ended June 30, 2024, as compared to a realized gain of $0.5 million for the six months ended June 30, 2023. We realized a net gain of $4.0 million related to our natural gas basis differential swap contracts for the six months ended June 30, 2024, resulting primarily from natural gas basis differentials that were below the fixed prices of our natural gas basis differential swap contracts. For the six months ended June 30, 2023, we realized a net gain of $0.5 million related to our natural gas costless collar and natural gas basis differential swap contracts, resulting primarily from natural gas prices that were below the floor prices of certain of our natural gas costless collar contracts, offset by natural gas prices that were above the fixed prices of our natural gas basis differential swap contracts. We realized an average gain on our natural gas derivatives of approximately $0.06 per Mcf produced during the six months ended June 30, 2024, as compared to an average gain of approximately $0.01 per Mcf produced during the six months ended June 30, 2023.
Unrealized loss on derivatives. During the six months ended June 30, 2024, the aggregate net fair value of our open oil costless collar and natural gas basis differential swap contracts changed to a net liability of $7.1 million from a net asset of $2.7 million at December 31, 2023, resulting in an unrealized loss on derivatives of $9.8 million for the six months ended June 30, 2024. During the six months ended June 30, 2023, the aggregate net fair value of our open natural gas costless collar and natural gas basis differential swap contracts changed to a net liability of $11.8 million from a net asset of $3.9 million at December 31, 2022, resulting in an unrealized loss on derivatives of $15.7 million for the six months ended June 30, 2023.

Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except expenses per BOE)	2024	2023	2024	2023
Expenses
Production taxes, transportation and processing	$76,812	$61,991	$146,965	$117,477
Lease operating	79,030	61,043	155,325	105,450
Plant and other midstream services operating	37,258	30,657	76,881	61,702
Purchased natural gas	35,240	27,103	74,672	55,551
Depletion, depreciation and amortization	225,934	177,514	438,245	303,839
Accretion of asset retirement obligations	1,329	792	2,602	1,491
General and administrative	27,913	26,715	57,566	49,148
Total expenses	483,516	385,815	952,256	694,658
Operating income	363,620	252,268	682,573	503,701
Other income (expense)
Net loss on impairment	—	(202)	—	(202)
Interest expense	(35,986)	(34,229)	(75,548)	(50,405)
Other (expense) income	(2,121)	16,564	(1,544)	16,903
Total other expense	(38,107)	(17,867)	(77,092)	(33,704)
Income before income taxes	325,513	234,401	605,481	469,997
Income tax provision (benefit)
Current	30,104	(4,929)	47,376	—
Deferred	47,882	62,235	97,388	113,978
Total income tax provision	77,986	57,306	144,764	113,978
Net income	247,527	177,095	460,717	356,019
Net income attributable to non-controlling interest in subsidiaries	(18,758)	(12,429)	(38,219)	(28,223)
Net income attributable to Matador Resources Company shareholders	$228,769	$164,666	$422,498	$327,796
Expenses per BOE
Production taxes, transportation and processing	$5.27	$5.21	$5.21	$5.47
Lease operating	$5.42	$5.13	$5.50	$4.91
Plant and other midstream services operating	$2.55	$2.58	$2.72	$2.87
Depletion, depreciation and amortization	$15.49	$14.93	$15.53	$14.14
General and administrative	$1.91	$2.25	$2.04	$2.29
Three Months Ended June 30, 2024 as Compared to Three Months Ended June 30, 2023
Production taxes, transportation and processing. Our production taxes and transportation and processing expenses increased $14.8 million, or 24%, to $76.8 million for the three months ended June 30, 2024, as compared to $62.0 million for the three months ended June 30, 2023. The increase was primarily attributable to a $13.9 million increase in production taxes to $60.1 million for the three months ended June 30, 2024, as compared to $46.2 million for the three months ended June 30, 2023, primarily due to the increase in oil and natural gas revenues between the two periods. On a unit-of-production basis, our production taxes and transportation and processing expenses increased 1% to $5.27 per BOE for the three months ended June 30, 2024, as compared to $5.21 per BOE for the three months ended June 30, 2023.
Lease operating. Our lease operating expenses increased $18.0 million, or 29%, to $79.0 million for the three months ended June 30, 2024, as compared to $61.0 million for the three months ended June 30, 2023. Our lease operating expenses on a unit-of-production basis increased 6% to $5.42 per BOE for the three months ended June 30, 2024, as compared to $5.13 per BOE for the three months ended June 30, 2023. These increases were primarily attributable to the increased number of wells being operated by us and other operators (where we own a working interest) and to operating cost inflation for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $6.6 million, or 22%, to $37.3 million for the three months ended June 30, 2024, as compared to $30.7 million for the three months ended June 30, 2023. This increase was primarily attributable to increased throughput volumes from Matador and other San Mateo and Pronto customers, which resulted in (i) increased expenses associated with our expanded pipeline operations of $13.4 million for the three months ended June 30, 2024, as compared to $10.1 million for the three months ended June 30, 2023, and (ii) increased expenses associated with our commercial produced water disposal operations of $16.6 million for the three months ended June 30, 2024, as compared to $13.1 million for the three months ended June 30, 2023.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $48.4 million, or 27%, to $225.9 million for the three months ended June 30, 2024, as compared to $177.5 million for the three months ended June 30, 2023, primarily as a result of the Advance Acquisition and a 23% increase in our total oil equivalent production for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 4% to $15.49 per BOE for the three months ended June 30, 2024, as compared to $14.93 per BOE for the three months ended June 30, 2023, primarily as a result of the Advance Acquisition.
General and administrative. Our general and administrative expenses increased $1.2 million, or 4%, to $27.9 million for the three months ended June 30, 2024, as compared to $26.7 million for the three months ended June 30, 2023. Our general and administrative expenses decreased by 15% on a unit-of-production basis to $1.91 per BOE for the three months ended June 30, 2024, as compared to $2.25 per BOE for the three months ended June 30, 2023, primarily as a result of a 23% increase in our total oil equivalent production between the two periods.
Interest expense. For the three months ended June 30, 2024, we incurred total interest expense of $45.3 million. We capitalized $9.3 million of our interest expense on certain qualifying projects for the three months ended June 30, 2024 and expensed the remaining $36.0 million to operations. For the three months ended June 30, 2023, we incurred total interest expense of $39.5 million. We capitalized $5.3 million of our interest expense on certain qualifying projects for the three months ended June 30, 2023 and expensed the remaining $34.2 million to operations. The increase in interest expense for the three months ended June 30, 2024 was primarily attributable to an increase in our average debt outstanding between the two periods. In April 2024, we completed the 2026 Notes Tender Offer, the 2026 Notes Redemption and the 2032 Notes Offering, resulting in a net increase in our total senior notes outstanding to $1.40 billion at June 30, 2024 as compared to $1.20 billion at June 30, 2023. In connection with the 2026 Notes Tender Offer and 2026 Notes Redemption, we also incurred a loss of approximately $3.0 million included in interest expense for the three months ended June 30, 2024.
Income tax provision (benefit). We recorded a current income tax provision of $30.1 million and a deferred income tax provision of $47.9 million for the three months ended June 30, 2024. We recorded a current income tax benefit of $4.9 million and a deferred income tax provision of $62.2 million for the three months ended June 30, 2023. Our effective income tax rate of 25% and 26% for the three months ended June 30, 2024 and 2023, respectively, differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico.
Six Months Ended June 30, 2024 as Compared to Six Months Ended June 30, 2023
Production taxes, transportation and processing. Our production taxes, transportation and processing expenses increased $29.5 million, or 25%, to $147.0 million for the six months ended June 30, 2024, as compared to $117.5 million for the six months ended June 30, 2023. This increase was primarily attributable to a $27.8 million increase in production taxes to $114.1 million for the six months ended June 30, 2024, as compared to $86.3 million for the six months ended June 30, 2023, primarily due to the increase in oil and natural gas revenues between the two periods. On a unit-of-production basis, our production taxes, transportation and processing expenses decreased 5% to $5.21 per BOE for the six months ended June 30, 2024, as compared to $5.47 per BOE for the six months ended June 30, 2023. This decrease was primarily attributable to a decrease in the transportation and processing expense per BOE that resulted from the mix of revenue contracts, including from San Mateo and Pronto, between the two periods.
Lease operating expenses. Our lease operating expenses increased $49.9 million, or 47%, to $155.3 million for the six months ended June 30, 2024, as compared to $105.5 million for the six months ended June 30, 2023. Our lease operating expenses per unit of production increased 12% to $5.50 per BOE for the six months ended June 30, 2024, as compared to $4.91 per BOE for the six months ended June 30, 2023. These increases were primarily attributable to the increased number of wells being operated by us, including 127 wells from the Advance Acquisition, and operated by other operators (where we own a working interest) and to operating cost inflation for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $15.2 million, or 25%, to $76.9 million for the six months ended June 30, 2024, as compared to $61.7 million for the six months ended June 30, 2023. This increase was primarily attributable to increased throughput volumes from Matador and other San Mateo and Pronto customers, which resulted in (i) increased expenses associated with our expanded pipeline operations of $29.6 million for the three months ended June 30, 2024, as compared to $20.2 million for the three months ended June 30, 2023, and (ii) increased expenses associated with our commercial produced water disposal operations of $31.0 million for the three months ended June 30, 2024, as compared to $25.9 million for the three months ended June 30, 2023.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $134.4 million, or 44%, to $438.2 million for the six months ended June 30, 2024, as compared to $303.8 million for the six months ended June 30, 2023, primarily as a result of the Advance Acquisition and a 31% increase in our total oil equivalent production for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 10% to $15.53 per BOE for the six months ended June 30, 2024, as compared to $14.14 per BOE for the six months ended June 30, 2023, primarily as a result of the Advance Acquisition.
General and administrative. Our general and administrative expenses increased $8.4 million, or 17%, to $57.6 million for the six months ended June 30, 2024, as compared to $49.1 million for the six months ended June 30, 2023, primarily as a result of increased payroll for our existing employees as well as with additional employees joining Matador to support our increased land, geoscience, drilling, completion, production, midstream and administration functions as a result of our continued growth. Our general and administrative expenses decreased by 11% on a unit-of-production basis to $2.04 per BOE for the six months ended June 30, 2024, as compared to $2.29 per BOE for the six months ended June 30, 2023, primarily as a result of the 31% increase in our total oil equivalent production between the two periods.
Interest expense. For the six months ended June 30, 2024, we incurred total interest expense of approximately $90.7 million. We capitalized approximately $15.2 million of our interest expense on certain qualifying projects for the six months ended June 30, 2024 and expensed the remaining $75.5 million to operations. For the six months ended June 30, 2023, we incurred total interest expense of approximately $59.1 million. We capitalized approximately $8.7 million of our interest expense on certain qualifying projects for the six months ended June 30, 2023 and expensed the remaining $50.4 million to operations. The increase in interest expense for the six months ended June 30, 2024 was primarily attributable to an increase in our average debt outstanding between the two periods. In April 2024, we completed the 2026 Notes Tender Offer, the 2026 Notes Redemption and the 2032 Notes Offering, resulting in a net increase in our total senior notes outstanding to $1.40 billion at June 30, 2024 as compared to $1.20 billion at June 30, 2023. In connection with the 2026 Notes Tender Offer, 2026 Notes Redemption and the amendment of our Credit Agreement in March 2024, we also incurred a loss of approximately $5.6 million included in interest expense for the six months ended June 30, 2024.
Income tax provision. We recorded a current income tax provision of $47.4 million and a deferred income tax provision of $97.4 million for the six months ended June 30, 2024. We recorded no current income tax provision and a deferred income tax provision of $114.0 million for the six months ended June 30, 2023. Our effective income tax rate of 26% for each of the six months ended June 30, 2024 and 2023 differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico.
Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue to be during the remainder of 2024 and for the foreseeable future, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. In June 2024, we announced the Ameredev Acquisition. We intend to fund the Ameredev Acquisition with a combination of cash on hand, free cash flow prior to closing and borrowings under our Credit Agreement, under which we have received an additional commitment of up to $1.00 billion in connection with this transaction. Excluding the Ameredev Acquisition and any future significant acquisitions, we expect to fund our 2024 capital expenditures through a combination of cash on hand, operating cash flows and performance incentives paid to us by Five Point Energy, LLC or its affiliates. If capital expenditures were to exceed our operating cash flows during the remainder of 2024, we expect to fund any such excess capital expenditures, including for significant acquisitions, through borrowings under the Credit Agreement or the San Mateo Credit Facility (assuming availability under such facilities) or through other capital sources, including borrowings under expanded or additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to generate operating cash flows and access outside sources of capital.
In February and April 2024, our Board declared quarterly cash dividends of $0.20 per share of common stock. On July 18, 2024, the Board declared a quarterly cash dividend of $0.20 per share of common stock payable on September 5, 2024 to shareholders of record as of August 15, 2024.

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
On June 12, 2024, in connection with the Ameredev Acquisition, we entered into a commitment letter with PNC Capital Markets LLC and PNC Bank, National Association, which commitment letter provides commitments for an amendment to the Credit Agreement to incorporate an up to $250.0 million term loan and increase the elected commitment from $1.50 billion to $2.25 billion.
The Credit Agreement requires us to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities under the Credit Agreement, of not less than 1.0 to 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of cash or cash equivalents of up to the greater of (a) $150.0 million and (b) 10% of the elected commitment), divided by a rolling four quarter EBITDA calculation, of 3.5 to 1.0 or less. We believe that we were in compliance with the terms of the Credit Agreement at June 30, 2024.
On March 28, 2024, we completed the 2024 Equity Offering. After deducting underwriting discounts and offering expenses, we received net proceeds of approximately $342.1 million. The net proceeds from the 2024 Equity Offering were used for general corporate purposes, including the funding of acquisitions and the repayment of borrowings outstanding under our Credit Agreement.
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
At June 30, 2024, we had cash totaling $15.2 million and restricted cash totaling $48.7 million, which was primarily associated with San Mateo. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries.
At June 30, 2024, we had (i) $500.0 million of outstanding 2028 Notes, (ii) $900.0 million of outstanding 2032 Notes, (iii) $95.0 million in borrowings outstanding under the Credit Agreement and (iv) approximately $52.8 million in outstanding letters of credit issued pursuant to the Credit Agreement. Between June 30, 2024 and July 23, 2024, we repaid all $95.0 million of borrowings outstanding under our Credit Agreement.
At June 30, 2024, San Mateo had $512.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Between June 30, 2024 and July 23, 2024, San Mateo repaid $26.0 million of borrowings under the San Mateo Credit Facility. The outstanding borrowings under the San Mateo Credit Facility mature on December 9, 2026, and lender commitments under the facility were $535.0 million at June 30, 2024. The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments of up to $735.0 million. The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. We believe that San Mateo was in compliance with the terms of the San Mateo Credit Facility at June 30, 2024.

We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures for the remainder of 2024. We began 2024 operating seven drilling rigs in the Delaware Basin. We added an eighth operated drilling rig in the first quarter of 2024 and a ninth operated drilling rig late in the second quarter of 2024. Prior to the closing of the Ameredev Acquisition, we expect Ameredev to operate one drilling rig and to continue operations on 13 DUC wells. Upon the consummation of the Ameredev Acquisition, which we anticipate to occur late in the third quarter of 2024, subject to customary closing conditions, including regulatory approval, we expect to continue operating a total of nine drilling rigs for the immediate future on the combined Matador and Ameredev properties covering approximately 192,000 net acres. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. At July 23, 2024, our estimated D/C/E capital expenditures for 2024 are $1.10 to $1.30 billion, which does not include any D/C/E capital expenditures on acreage to be acquired in the Ameredev Acquisition, and our estimated midstream capital expenditures for 2024 are $200.0 to $250.0 million. The anticipated midstream capital expenditures include our proportionate share of San Mateo’s estimated 2024 capital expenditures as well as the estimated 2024 capital expenditures for other wholly-owned midstream projects, including projects completed by Pronto. The midstream capital expenditures do not include any capital expenditures associated with the approximate 19% stake in Piñon to be acquired in the Ameredev Acquisition. The midstream capital budget includes 100% of the costs associated with the Marlan Processing Plant expansion noted above, although, at July 23, 2024, we were continuing to evaluate potential partners in Pronto that would share in these capital expenditures and strategic opportunities. Substantially all of these 2024 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities in the Delaware Basin, South Texas and Haynesville shale. Our 2024 Delaware Basin operated drilling program is expected to focus on the continued development of our various asset areas throughout the Delaware Basin, with a continued emphasis on drilling and completing a high percentage of longer horizontal wells in 2024, including 99% with anticipated completed lateral lengths of one mile or greater.
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

Our unaudited cash flows for the six months ended June 30, 2024 and 2023 are presented below:

	Six Months Ended June 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$1,061,489	$788,511
Net cash used in investing activities	(1,120,147)	(2,238,733)
Net cash provided by financing activities	16,263	968,730
Net change in cash and restricted cash	$(42,395)	$(481,492)
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$1,083,443	$788,475
__________________
(1)Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Non-GAAP Financial Measures” below.
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $273.0 million to $1.06 billion for the six months ended June 30, 2024 from $788.5 million for the six months ended June 30, 2023. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased $239.0 million to $1.02 billion for the six months ended June 30, 2024 from $784.5 million for the six months ended June 30, 2023. This increase was primarily attributable to higher oil and natural gas production and higher realized oil prices for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, partially offset by lower realized natural gas prices. Changes in our operating assets and liabilities between the two periods resulted in a net increase of approximately $34.0 million in net cash provided by operating activities for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased $1.12 billion to $1.12 billion for the six months ended June 30, 2024 from $2.24 billion for the six months ended June 30, 2023. This decrease in net cash used in investing activities was primarily due to $1.61 billion in expenditures related to the Advance Acquisition in the six months ended June 30, 2023. This decrease was partially offset by (i) an increase between the periods of $200.2 million in expenditures related to the acquisition of oil and natural gas properties, (ii) an increase between the periods of $124.3 million in midstream capital expenditures, (iii) an increase between the periods of $95.3 million in expenditures related to the Ameredev Acquisition and (iv) an increase between the periods of $72.2 million in D/C/E capital expenditures primarily attributable to our operated and non-operated drilling, completion and equipping activities in the Delaware Basin.
Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased $952.5 million to $16.3 million for the six months ended June 30, 2024 from $968.7 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, our primary sources of cash from financing activities included proceeds from the 2032 Notes Offering of $900.0 million and proceeds from the 2024 Equity Offering of $344.7 million. These increases were partially offset by (i) the repurchase of an aggregate principal amount of approximately $699.2 million of 2026 Notes, (ii) net repayments under the Credit Agreement of $405.0 million, (iii) dividends paid of $48.7 million, (iv) net distributions related to San Mateo of $20.8 million and (v) payment of taxes related to stock-based compensation of $14.4 million. During the six months ended June 30, 2023, our primary sources of cash from financing activities included proceeds from the issuance of the 2028 Notes of $494.8 million and net borrowings under the Credit Agreement of $560.0 million, partially offset by dividends of $35.7 million and payment of taxes related to stock-based compensation of $22.8 million.
See Note 5 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our debt, including the Credit Agreement, the San Mateo Credit Facility, the 2028 Notes and the 2032 Notes.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Unaudited Adjusted EBITDA Reconciliation to Net Income
Net income attributable to Matador Resources Company shareholders	$228,769	$164,666	$422,498	$327,796
Net income attributable to non-controlling interest in subsidiaries	18,758	12,429	38,219	28,223
Net income	247,527	177,095	460,717	356,019
Interest expense	35,986	34,229	75,548	50,405
Total income tax provision	77,986	57,306	144,764	113,978
Depletion, depreciation and amortization	225,934	177,514	438,245	303,839
Accretion of asset retirement obligations	1,329	792	2,602	1,491
Unrealized loss on derivatives	11,829	8,659	9,754	15,726
Non-cash stock-based compensation expense	2,974	3,931	5,812	6,221
Net loss on impairment	—	202	—	202
Expense (income) related to contingent consideration and other	2,933	(15,577)	2,933	(14,635)
Consolidated Adjusted EBITDA	606,498	444,151	1,140,375	833,246
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(28,425)	(20,900)	(56,932)	(44,771)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$578,073	$423,251	$1,083,443	$788,475

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$592,927	$449,011	$1,061,489	$788,511
Net change in operating assets and liabilities	(50,841)	(32,410)	(38,049)	(4,024)
Interest expense, net of non-cash portion	31,044	32,172	65,962	47,510
Current income tax provision (benefit)	30,104	(4,929)	47,376	—
Other non-cash and non-recurring expense	3,264	307	3,597	1,249
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(28,425)	(20,900)	(56,932)	(44,771)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$578,073	$423,251	$1,083,443	$788,475
For the three months ended June 30, 2024, net income attributable to Matador shareholders increased $64.1 million to $228.8 million, as compared to $164.7 million for the three months ended June 30, 2023. The increase in net income attributable to Matador shareholders primarily resulted from higher oil and natural gas production and higher realized oil prices, partially offset by lower realized natural gas prices for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. These increases were partially offset by increased depletion, depreciation and amortization expenses of $225.9 million for the three months ended June 30, 2024, as compared to $177.5 million for the three months ended June 30, 2023, and an income tax provision of $78.0 million for the three months ended June 30, 2024, as compared to an income tax provision of $57.3 million for the three months ended June 30, 2023.
For the six months ended June 30, 2024, net income attributable to Matador shareholders increased $94.7 million to $422.5 million, as compared to net income attributable to Matador shareholders of $327.8 million for the six months ended June 30, 2023. This increase in net income attributable to Matador shareholders primarily resulted from higher oil and natural gas production and higher realized oil prices, partially offset by lower realized natural gas prices, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. These increases were partially offset by increased depletion, depreciation and amortization expenses of $438.2 million for the six months ended June 30, 2024, as compared to $303.8 million for the six months ended June 30, 2023, increased interest expense of $75.5 million for the six months ended June 30, 2024, as compared to $50.4 million for the six months ended June 30, 2023, and an income tax provision of $144.8 million for the six months ended June 30, 2024, as compared to $114.0 million for the six months ended June 30, 2023.
Adjusted EBITDA, a non-GAAP financial measure, increased $154.8 million to $578.1 million for the three months ended June 30, 2024, as compared to $423.3 million for the three months ended June 30, 2023. This increase was primarily attributable to higher oil and natural gas production and higher realized oil prices, partially offset by lower natural gas prices, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.
Adjusted EBITDA, a non-GAAP financial measure, increased $295.0 million to $1.08 billion for the six months ended June 30, 2024, as compared to $788.5 million for the six months ended June 30, 2023. This increase is primarily attributable to higher oil and natural gas production and higher realized oil prices, partially offset by lower natural gas prices, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.
Off-Balance Sheet Arrangements
From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2024, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) firm gathering, transportation, processing, fractionation, sales and disposal commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, we have no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 10 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.

Obligations and Commitments
We had the following material contractual obligations and commitments at June 30, 2024:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations
Borrowings, including letters of credit(1)	$668,799	$—	$521,000	$147,799	$—
Senior unsecured notes(2)	1,400,000	—	—	500,000	900,000
Office leases	8,064	4,415	3,649	—	—
Non-operated drilling commitments(3)	59,187	59,187	—	—	—
Drilling rig contracts(4)	28,403	28,403	—	—	—
Asset retirement obligations(5)	98,835	4,883	4,785	1,769	87,398
Transportation, gathering, processing and disposal agreements with non-affiliates(6)	592,976	85,101	188,615	144,613	174,647
Transportation, gathering, processing and disposal agreements with San Mateo(7)	164,411	—	50,603	113,808	—
Midstream contracts(8)	120,645	120,602	43	—	—
Total contractual cash obligations	$3,141,320	$302,591	$768,695	$907,989	$1,162,045
__________________
(1)The amounts included in the table above represent principal maturities only. At June 30, 2024, we had $95.0 million in borrowings outstanding under the Credit Agreement and approximately $52.8 million in outstanding letters of credit issued pursuant to the Credit Agreement. The Credit Agreement matures March 22, 2029. At June 30, 2024, San Mateo had $512.0 million of borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures December 9, 2026. Assuming the amounts outstanding and interest rates of 7.18% and 7.69%, respectively, for the Credit Agreement and the San Mateo Credit Facility at June 30, 2024, the interest expense for such facilities is expected to be approximately $6.9 million and $39.9 million, respectively, each year until maturity.
(2)The amounts included in the table above represent principal maturities only. Interest expense on the $500.0 million of outstanding 2028 Notes as of June 30, 2024 is expected to be approximately $34.4 million each year until maturity. Interest expense on the $900.0 million of outstanding 2032 Notes as of June 30, 2024 is expected to be approximately $58.5 million.
(3)At June 30, 2024, we had outstanding commitments to participate in the drilling and completion of various non-operated wells.
(4)We do not own or operate our own drilling rigs, but instead we enter into contracts with third parties for such drilling rigs.
(5)The amounts included in the table above represent discounted cash flow estimates for future asset retirement obligations at June 30, 2024.
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
(8)At June 30, 2024, we had outstanding commitments related to the construction and installation of Pronto’s additional natural gas processing plant with a designed inlet processing capacity of 200 MMcf per day, including a nitrogen rejection unit and additional related facilities, in addition to commitments to purchase compressors to be utilized in San Mateo and Pronto operations.

General Outlook and Trends
Our business success and financial results are dependent on many factors beyond our control, such as economic, political and regulatory developments, as well as competition from other sources of energy. For example, the results of the 2024 presidential election and any potential political uncertainty in the United States may alter our current regulatory framework and impact our business and the oil and gas industry generally. Commodity price volatility, in particular, is a significant risk to our business, cash flows and results of operations. Commodity prices are affected by changes in market supply and demand, which are impacted by overall economic activity, ongoing military conflicts, political instability, particularly in China or the Middle East, the actions of Organization of Petroleum Exporting Countries, Russia and certain other oil-exporting countries (“OPEC+”), weather, pipeline capacity constraints, inventory storage levels, oil and natural gas price differentials and other factors.
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
Oil prices were higher in the second quarter of 2024, as compared to the second quarter of 2023. For the three months ended June 30, 2024, oil prices averaged $80.66 per Bbl, ranging from a high of $86.91 per Bbl in early April to a low of $73.25 per Bbl in early June, based upon the West Texas Intermediate (“WTI”) oil futures contract price for the earliest delivery date. Oil prices averaged $73.56 per Bbl for the three months ended June 30, 2023. We realized a weighted average oil price of $81.20 per Bbl (with no realized gains or losses from oil derivatives) for our oil production for the three months ended June 30, 2024, as compared to $73.46 per Bbl (with no realized gains or losses from oil derivatives) for our oil production for the three months ended June 30, 2023. At July 23, 2024, the WTI oil futures contract for the earliest delivery date had decreased from the average price for the second quarter of 2024 of $80.66 per Bbl, settling at $76.96 per Bbl, which was a decrease as compared to $77.07 per Bbl at July 21, 2023.
Natural gas prices were lower in the second quarter of 2024, as compared to the second quarter of 2023. For the three months ended June 30, 2024, natural gas prices averaged $2.27 per MMBtu, ranging from a low of $1.61 per MMBtu in late-April to a high of $3.13 per MMBtu in mid-June, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. Natural gas prices averaged $2.33 per MMBtu for the three months ended June 30, 2023. We report production volumes in two streams, oil and natural gas (which includes both dry gas and NGLs). Waha prices were also lower for the second quarter of 2024, as compared to the second quarter of 2023, which contributed to lower realized weighted average natural gas prices for the second quarter of 2024. We realized a weighted average natural gas price of $2.00 per Mcf ($2.11 per Mcf including realized gains from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended June 30, 2024, as compared to $2.61 per Mcf ($2.51 per Mcf including realized gains from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended June 30, 2023. Certain volumes of our natural gas production are sold at prices established at the beginning of each month by the various markets where we sell our natural gas production, and certain volumes of our natural gas production are sold at daily market prices. At July 23, 2024, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had decreased from the average price for the second quarter of 2024 of $2.27 per MMBtu, to $2.19 per MMBtu, which was a decrease as compared to $2.71 per MMBtu at July 21, 2023.
The prices we receive for oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the WTI oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At June 30, 2024, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and a significant portion of our natural gas production from the Delaware Basin was sold based on Houston Ship Channel pricing, while the remainder of our Delaware Basin natural gas production was sold primarily based on prices established at the Waha hub in far West Texas.
The Midland-Cushing (Oklahoma) oil price differential has been highly volatile in recent years. At July 23, 2024, this oil price differential was positive at approximately +$0.70 per Bbl. At July 23, 2024, we had no derivative contracts in place to mitigate our exposure to this Midland-Cushing (Oklahoma) oil price differential for 2024.

Certain volumes of our Delaware Basin natural gas production are exposed to the Waha-Henry Hub basis differential, which has also been highly volatile in recent years. Concerns about natural gas pipeline takeaway capacity out of the Delaware Basin have increased, particularly beginning in the latter half of 2022. As a result, the Waha-Henry Hub basis differential began to widen. The Waha-Henry Hub basis differential averaged ($1.95) per MMBtu for the six months ended June 30, 2024. Between June 30, 2024 and July 23, 2024, this natural gas price differential remained wide at approximately ($1.70) per MMBtu. As a result of low natural gas prices or wide Waha basis differentials, from time to time we or our non-operated partners may elect to temporarily shut in or restrict a portion of our natural gas production. A significant portion of our Delaware Basin natural gas production, however, is sold at Houston Ship Channel pricing and is not exposed to Waha pricing. During 2022 and 2023, we typically realized a narrower differential to natural gas sold at the Waha hub despite higher transportation charges incurred to transport the natural gas to the Gulf Coast. At certain times, we may also sell a portion of our natural gas production into other markets to improve our realized natural gas pricing. Further, approximately 6% of our reported natural gas production for the six months ended June 30, 2024 was attributable to the Haynesville and Eagle Ford shale plays, which are not exposed to Waha pricing. In addition, as a two-stream reporter, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
From time to time, we use derivative financial instruments to mitigate our exposure to commodity price risk associated with oil, natural gas and NGL prices. Even so, decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. This, in turn, may affect the liquidity that can be accessed through the borrowing base under the Credit Agreement and through the capital markets. During the first six months of 2024, we realized a net gain on our natural gas basis differential derivative contracts of approximately $4.0 million, resulting primarily from natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts. At July 23, 2024, we had derivative natural gas basis differential swap contracts in place to mitigate our exposure to the Waha-Henry Hub basis differential for approximately 5.5 Bcf of our anticipated natural gas production for the remainder of 2024 and 11.0 Bcf for 2025.
We have at times experienced pipeline-related interruptions to our oil, natural gas or NGL production or produced water disposal. In certain recent periods, shortages of NGL fractionation capacity were experienced by certain operators in the Delaware Basin. Although we did not encounter such fractionation capacity problems, we can provide no assurances that such problems will not arise. If we do experience any material interruptions with produced water disposal, takeaway capacity or NGL fractionation, our oil and natural gas revenues, business, financial condition, results of operations and cash flows could be adversely affected. Should we experience future periods of negative pricing for natural gas, as we did during the second quarter of 2024, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At June 30, 2024, Bank of America, PNC Bank, Truist Bank, The Bank of Nova Scotia, Royal Bank of Canada, Comerica Bank and BOKF (or affiliates thereof) were the counterparties for our derivative instruments. We have considered the credit standing of the counterparty in determining the fair value of our derivative financial instruments.
At June 30, 2024, we had various costless collar contracts open and in place to mitigate our exposure to oil price volatility, each with an established price floor and ceiling. At June 30, 2024, we had natural gas basis differential swap contracts open and in place to mitigate our exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price.
See Note 8 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments. Such information is incorporated herein by reference.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2024, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
We are party to several legal proceedings encountered in the ordinary course of business. While the ultimate outcome and impact on us cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on our financial condition, results of operations or cash flows.
During the three months ended June 30, 2024, there were no material changes regarding the legal proceedings we have disclosed in “Item 3. Legal Proceedings” in the Annual Report.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see “Item 1A. Risk Factors” in the Annual Report. Except as set forth below, there have been no material changes to the risk factors we have disclosed in the Annual Report.
The consummation of the Ameredev Acquisition is subject to a number of conditions that may not be satisfied or completed on a timely basis or at all. Accordingly, there can be no assurance as to when or if the Ameredev Acquisition will be completed, and the failure to complete the Ameredev Acquisition could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Although we expect to complete the Ameredev Acquisition late in the third quarter of 2024, there can be no assurances as to the exact timing of the closing or that the Ameredev Acquisition will be completed at all. The consummation of the Ameredev Acquisition is subject to the satisfaction or waiver of a number of conditions contained in the related securities purchase agreement, including, among others, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Such conditions, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all and therefore make the completion and timing of the Ameredev Acquisition uncertain. In addition, the securities purchase agreement contains certain termination rights for both parties, which if exercised will also result in the Ameredev Acquisition not being consummated. Any such termination or any failure to otherwise complete the Ameredev Acquisition could result in various consequences, including, among others: our business being adversely impacted by the failure to pursue other beneficial opportunities due to the time and resources committed by our management to the Ameredev Acquisition, without realizing any of the benefits of completing the Ameredev Acquisition; being required to pay our legal, accounting and other expenses relating to the Ameredev Acquisition; the market price of our common stock being adversely impacted to the extent that the current market price reflects a market assumption that the Ameredev Acquisition will be completed; and negative reactions from the financial markets and customers that may occur if the anticipated benefits of the Ameredev Acquisition are not realized. Such consequences could materially and adversely affect our business, financial condition, results of operations and cash flows.
Even if the Ameredev Acquisition is completed, we may be unable to successfully integrate Ameredev’s business into our business or achieve the anticipated benefits of the Ameredev Acquisition.
The success of the Ameredev Acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from integrating the assets and operations of Ameredev into our business, and there can be no assurance that we will be able to successfully integrate or otherwise realize the anticipated benefits of the Ameredev Acquisition. Difficulties in integrating Ameredev into our company and our ability to manage the combined company may result in us performing differently than expected, in operational challenges or in the delay or failure to realize anticipated expense-related efficiencies and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Potential difficulties that may be encountered in the integration process include, among others:
•the inability to successfully integrate Ameredev operationally, in a manner that permits us to achieve the full revenue, expected cash flows and cost savings anticipated from the Ameredev Acquisition;
•not realizing anticipated operating synergies; and
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Ameredev Acquisition.
Item 2. Repurchase of Equity by the Company or Affiliates
During the quarter ended June 30, 2024, the Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
April 1, 2024 to April 30, 2024	—	$—	—	—
May 1, 2024 to May 31, 2024	—	$—	—	—
June 1, 2024 to June 30, 2024	14,820	$59.21	—	—
Total	14,820	$59.21	—	—
_________________
(1)The shares were not re-acquired pursuant to any repurchase plan or program. The Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.
Item 5. Other Information
Insider Trading Plans
During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

2.2*
Securities Purchase Agreement, dated June 12, 2024, by and among MRC Toro, LLC, MRC Energy Company (solely for the limited purposes stated therein), Ameredev II Parent, LLC, Ameredev Intermediate II, LLC and Ameredev Stateline II, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 12, 2024).

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

10.1†
Form of Employment Agreement between Matador Resources Company and each of Brian J. Willey, Christopher P. Calvert, W. Thomas Elsener, Bryan A. Erman and Glenn W. Stetson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

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

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Income - Unaudited, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

MATADOR RESOURCES COMPANY

Date: July 26, 2024	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: July 26, 2024	By:	/s/ Brian J. Willey
Brian J. Willey
Executive Vice President and Chief Financial Officer