Form 10-Q
period 2024-09-30
Matador Resources Co
filed 2024-10-25
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 22, 2024, there were 124,772,721 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except par value and share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash	$23,277	$52,662
Restricted cash	53,746	53,636
Accounts receivable
Oil and natural gas revenues	297,757	274,192
Joint interest billings	255,724	163,660
Other	52,656	35,102
Derivative instruments	25,697	2,112
Lease and well equipment inventory	34,119	41,808
Prepaid expenses and other current assets	104,210	92,700
Total current assets	847,186	715,872
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	12,035,981	9,633,757
Unproved and unevaluated	1,757,034	1,193,257
Midstream properties	1,617,007	1,318,015
Other property and equipment	45,676	40,375
Less accumulated depletion, depreciation and amortization	(5,910,029)	(5,228,963)
Net property and equipment	9,545,669	6,956,441
Other assets
Equity method investment	115,000	—
Derivative instruments	2,336	558
Other long-term assets	113,100	54,125
Total other assets	230,436	54,683
Total assets	$10,623,291	$7,726,996
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$114,206	$68,185
Accrued liabilities	474,238	365,848
Royalties payable	224,554	161,983
Amounts due to affiliates	28,321	28,688
Advances from joint interest owners	55,059	19,954
Other current liabilities	69,577	40,617
Total current liabilities	965,955	685,275
Long-term liabilities
Borrowings under Credit Agreement	955,000	500,000
Borrowings under San Mateo Credit Facility	526,000	522,000
Senior unsecured notes payable	2,115,229	1,184,627
Asset retirement obligations	119,392	87,485
Deferred income taxes	784,475	581,439
Other long-term liabilities	61,030	38,482
Total long-term liabilities	4,561,126	2,914,033
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock - $0.01 par value, 160,000,000 shares authorized; 124,895,537 and 119,478,282 shares issued; and 124,813,565 and 119,458,674 shares outstanding, respectively	1,249	1,194
Additional paid-in capital	2,498,678	2,133,172
Retained earnings	2,373,732	1,776,541
Treasury stock, at cost, 81,972 and 19,608 shares, respectively	(3,029)	(45)
Total Matador Resources Company shareholders’ equity	4,870,630	3,910,862
Non-controlling interest in subsidiaries	225,580	216,826
Total shareholders’ equity	5,096,210	4,127,688
Total liabilities and shareholders’ equity	$10,623,291	$7,726,996

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Oil and natural gas revenues	$770,155	$701,527	$2,249,974	$1,792,353
Third-party midstream services revenues	38,316	29,931	103,324	86,517
Sales of purchased natural gas	51,666	40,329	147,377	106,481
Realized gain (loss) on derivatives	4,528	(6,975)	8,573	(6,454)
Unrealized gain (loss) on derivatives	35,118	7,482	25,364	(8,244)
Total revenues	899,783	772,294	2,534,612	1,970,653
Expenses
Production taxes, transportation and processing	72,737	71,697	219,702	189,174
Lease operating	86,808	66,395	242,133	171,845
Plant and other midstream services operating	43,695	30,808	120,576	92,510
Purchased natural gas	31,222	37,641	105,894	93,192
Depletion, depreciation and amortization	242,821	192,794	681,066	496,633
Accretion of asset retirement obligations	1,657	1,218	4,259	2,709
General and administrative	28,787	31,731	86,353	80,879
Total expenses	507,727	432,284	1,459,983	1,126,942
Operating income	392,056	340,010	1,074,629	843,711
Other income (expense)
Net loss on impairment	—	—	—	(202)
Interest expense	(36,169)	(35,408)	(111,717)	(85,813)
Other income (expense)	2,111	(11,614)	567	5,289
Total other expense	(34,058)	(47,022)	(111,150)	(80,726)
Income before income taxes	357,998	292,988	963,479	762,985
Income tax provision (benefit)
Current	(21,096)	8,958	26,280	8,958
Deferred	106,417	5,631	203,805	119,609
Total income tax provision	85,321	14,589	230,085	128,567
Net income	272,677	278,399	733,394	634,418
Net income attributable to non-controlling interest in subsidiaries	(24,386)	(14,660)	(62,605)	(42,883)
Net income attributable to Matador Resources Company shareholders	$248,291	$263,739	$670,789	$591,535
Earnings per common share
Basic	$1.99	$2.21	$5.45	$4.97
Diluted	$1.99	$2.20	$5.44	$4.93
Weighted average common shares outstanding
Basic	124,814	119,147	123,107	119,121
Diluted	124,983	120,081	123,358	120,045
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Nine Months Ended September 30, 2024

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

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Nine Months Ended September 30, 2024

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Retained earnings	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at July 1, 2024	124,886	$1,249	$2,483,075	$2,150,292	74	$(2,990)	$4,631,626	$223,979	$4,855,605
Dividends declared ($0.20 per share)	—	—	—	(24,851)	—	—	(24,851)	—	(24,851)
Issuance of common stock pursuant to employee stock compensation plan	9	—	54	—	—	—	54	—	54
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	5,871	—	—	—	5,871	—	5,871
Restricted stock forfeited	—	—	—	—	8	(39)	(39)	—	(39)
Contribution related to formation of San Mateo, net of tax of $2.6 million (see Note 7)	—	—	9,678	—	—	—	9,678	—	9,678
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(22,785)	(22,785)
Current period net income	—	—	—	248,291	—	—	248,291	24,386	272,677
Balance at September 30, 2024	124,895	$1,249	$2,498,678	$2,373,732	82	$(3,029)	$4,870,630	$225,580	$5,096,210

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

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)

For the Three and Nine Months Ended September 30, 2023

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Accumulated deficit	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at July 1, 2023	119,272	$1,192	$2,106,987	$1,299,753	126	$(5,076)	$3,402,856	$214,574	$3,617,430
Dividends declared ($0.15 per share)	—	—	—	(17,780)	—	—	(17,780)	—	(17,780)
Issuance of common stock pursuant to employee stock compensation plan	3	—	43	—	—	—	43	—	43
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	6,751	—	—	—	6,751	—	6,751
Stock options exercised, net of options forfeited in net share settlements	2	—	5	—	—	—	5	—	5
Restricted stock forfeited	—	—	—	—	6	—	—	—	—
Contribution related to formation of San Mateo, net of tax of $1.9 million (See Note 7)	—	—	7,110	—	—	—	7,110	—	7,110
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(16,660)	(16,660)
Current period net income	—	—	—	263,739			263,739	14,660	278,399
Balance at September 30, 2023	119,277	$1,192	$2,120,896	$1,545,712	132	$(5,076)	$3,662,724	$212,574	$3,875,298
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$733,394	$634,418
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized (gain) loss on derivatives	(25,364)	8,244
Depletion, depreciation and amortization	681,066	496,633
Accretion of asset retirement obligations	4,259	2,709
Stock-based compensation expense	10,091	10,777
Deferred income tax provision	203,805	119,609
Amortization of debt issuance cost and other debt-related costs	12,286	4,996
Other non-cash changes	(1,027)	14
Changes in operating assets and liabilities
Accounts receivable	(75,904)	3,424
Lease and well equipment inventory	(8,587)	(10,223)
Prepaid expenses and other current assets	(78)	(41,817)
Other long-term assets	3,075	1,269
Accounts payable, accrued liabilities and other current liabilities	45,932	18,691
Royalties payable	52,882	22,655
Advances from joint interest owners	35,105	(30,941)
Income taxes payable	(1,948)	8,873
Other long-term liabilities	2,939	150
Net cash provided by operating activities	1,671,926	1,249,481
Investing activities
Drilling, completion and equipping capital expenditures	(905,431)	(855,468)
Acquisition of Advance	—	(1,608,427)
Acquisition of Ameredev	(1,831,214)	—
Acquisition of oil and natural gas properties	(321,827)	(120,586)
Midstream capital expenditures	(219,189)	(75,609)
Expenditures for other property and equipment	(3,957)	(2,964)
Proceeds from sale of assets	900	730
Net cash used in investing activities	(3,280,718)	(2,662,324)
Financing activities
Repayments of borrowings under Credit Agreement	(3,080,000)	(2,622,000)
Borrowings under Credit Agreement	3,535,000	3,152,000
Repayments of borrowings under San Mateo Credit Facility	(193,000)	(140,000)
Borrowings under San Mateo Credit Facility	197,000	150,000
Cost to amend credit facilities	(25,936)	(8,645)
Proceeds from issuance of senior unsecured notes	1,650,000	494,800
Cost to issue senior unsecured notes	(26,073)	(8,503)
Purchase of senior unsecured notes	(699,191)	—
Proceeds from issuance of common stock	344,663	—
Cost to issue equity	(2,566)	—
Dividends paid	(73,598)	(53,465)
Contributions related to formation of San Mateo	22,500	23,700
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	19,110	24,500
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(72,961)	(61,103)
Taxes paid related to net share settlement of stock-based compensation	(14,519)	(22,833)
Other	(912)	(764)
Net cash provided by financing activities	1,579,517	927,687
Change in cash and restricted cash	(29,275)	(485,156)
Cash and restricted cash at beginning of period	106,298	547,330
Cash and restricted cash at end of period	$77,023	$62,174

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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements, Basis of Presentation, Consolidation and Significant Estimates
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) but do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 27, 2024 (the “Annual Report”). The Company consolidates certain subsidiaries and joint ventures that are less-than-wholly-owned and are not involved in oil and natural gas exploration, including San Mateo, and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification, Consolidation (Topic 810). The Company proportionately consolidates certain joint ventures that are less-than-wholly-owned and are involved in oil and natural gas exploration. All intercompany balances and transactions have been eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all normal, recurring adjustments that are necessary for a fair presentation of the Company’s interim unaudited condensed consolidated financial statements as of September 30, 2024. Amounts as of December 31, 2023 are derived from the Company’s audited consolidated financial statements included in the Annual Report.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Revenues
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the three and nine months ended September 30, 2024 and 2023 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues from contracts with customers	$860,137	$771,787	$2,500,675	$1,985,351
Realized gain (loss) on derivatives	4,528	(6,975)	8,573	(6,454)
Unrealized gain (loss) on derivatives	35,118	7,482	25,364	(8,244)
Total revenues	$899,783	$772,294	$2,534,612	$1,970,653

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Oil revenues	$698,391	$588,370	$2,002,454	$1,500,511
Natural gas revenues	71,764	113,157	247,520	291,842
Third-party midstream services revenues	38,316	29,931	103,324	86,517
Sales of purchased natural gas	51,666	40,329	147,377	106,481
Total revenues from contracts with customers	$860,137	$771,787	$2,500,675	$1,985,351

Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, the Company is required to perform a ceiling test each quarter that determines a limit, or ceiling, on the capitalized costs of oil and natural gas properties based primarily on the after-tax estimated future net cash flows from oil and natural gas properties using a 10% discount rate and the arithmetic average of first-day-of-the-month oil and natural gas prices for the prior 12-month period. For each of the three and nine months ended September 30, 2024 and 2023, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and, as a result, no impairment charge was necessary.
The Company capitalized approximately $15.0 million and $14.4 million of its general and administrative costs for the three months ended September 30, 2024 and 2023, respectively, and $47.2 million and $41.4 million of its general and administrative costs for the nine months ended September 30, 2024 and 2023, respectively. The Company capitalized approximately $8.2 million and $7.4 million of its interest expense for the three months ended September 30, 2024 and 2023, respectively, and $23.4 million and $16.1 million of its interest expense for the nine months ended September 30, 2024 and 2023, respectively.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The following table sets forth the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2024 and 2023 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average common shares outstanding
Basic	124,814	119,147	123,107	119,121
Dilutive effect of options and restricted stock units	169	934	251	924
Diluted weighted average common shares outstanding	124,983	120,081	123,358	120,045
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
NOTE 3 — BUSINESS COMBINATIONS
Ameredev Acquisition
On September 18, 2024, a wholly-owned subsidiary of the Company completed the acquisition (the “Ameredev Acquisition”) of Ameredev Stateline II, LLC (“Ameredev”) from affiliates of EnCap Investments L.P., including (i) certain oil and natural gas producing properties and undeveloped acreage located in Lea County, New Mexico and Loving and Winkler Counties, Texas, and (ii) an approximate 19% stake (the “Piñon Investment”) in the parent company of Piñon Midstream, LLC (“Piñon”), which has midstream assets in southern Lea County, New Mexico. The Ameredev Acquisition had an effective date of June 1, 2024 and an aggregate as-adjusted closing purchase price of approximately $1.831 billion in cash, which amount is subject to customary post-closing adjustments, of which approximately $95.3 million was deposited in escrow in connection with the execution of the Securities Purchase Agreement, dated as of June 12, 2024. The purchase price for the Ameredev Acquisition was funded by a combination of cash on hand and borrowings under the Company’s existing secured revolving credit facility (the “Credit Agreement”), which was amended on September 18, 2024 to, among other things: (i) provide for a term loan of $250.0 million, the full amount of which was borrowed to fund the Ameredev Acquisition, and (ii) increase the elected borrowing commitments under the revolving credit facility from $1.50 billion to $2.25 billion. On September 25, 2024, the Company completed the sale of $750.0 million in aggregate principal amount of the Company’s 6.25% senior unsecured notes due 2033 (the “2033 Notes”) and used the net proceeds to partially repay borrowings outstanding under the Credit Agreement, including all of the $250.0 million in outstanding borrowings under the term loan.
The Ameredev Acquisition was accounted for under the acquisition method of accounting as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC Topic 805”). Under ASC Topic

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 3 — BUSINESS COMBINATIONS — Continued
805, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values as of the respective acquisition date, with any excess purchase price allocated to goodwill. As the Company acquired 100% of the membership interests of Ameredev, the acquisition was treated as an asset acquisition for tax purposes. The Company concluded that the Piñon Investment is an equity method investment.
The preliminary allocation of the total purchase price for the Ameredev Acquisition is set forth below (in thousands). As of the date of this filing, the valuation of assets acquired and liabilities assumed remains ongoing and adjustments may be made. The Company expects to complete the final purchase price allocation during the 12-month period subsequent to the Ameredev Acquisition closing date.

Consideration	Allocation
Cash consideration given	$1,831,214
Allocation of purchase price
Current assets	$57,279
Oil and natural gas properties
Evaluated	1,258,433
Unproved and unevaluated	369,258
Midstream assets	125,860
Equity method investment	115,000
Current liabilities	(88,283)
Asset retirement obligations	(6,333)
Net assets acquired	$1,831,214
The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair value of evaluated oil and gas properties and asset retirement obligations were measured using the discounted cash flow technique of valuation.
Significant inputs to the valuation of oil and gas properties include estimates of: (i) future production volumes, (ii) future commodity prices and (iii) recent market comparable transactions for unproved acreage. These inputs require significant judgments and estimates and are the most sensitive and subject to change.
The results of operations for the Ameredev Acquisition since the closing date have been included in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2024. The oil and natural gas production from Ameredev increased the Company’s revenues and net income for the period from September 18, 2024 through September 30, 2024 by $16.5 million and $5.5 million, respectively.
Pro Forma Information
The following unaudited pro forma financial information represents a summary of the condensed consolidated results of operations for the three and nine months ended September 30, 2024 and 2023, assuming the Ameredev Acquisition had been completed as of January 1, 2023. The pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations or the consolidated financial position of the Company would have been had the Ameredev Acquisition occurred on the dates noted above, nor is it necessarily indicative of the future results of operations or consolidated financial position of the Company. Future results may vary significantly from the results reflected because of various factors.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 3 — BUSINESS COMBINATIONS — Continued
The information below reflects certain nonrecurring pro forma adjustments that were directly related to the business combination based on currently available information and certain estimates and assumptions that the Company believes provide a reasonable basis for presenting the significant effects of the Ameredev Acquisition, including (i) the increase in depletion reflecting the relative fair values and production volumes attributable to Ameredev’s properties and the revision to the depletion rate reflecting the reserve volumes acquired, (ii) adjustments to interest expense as a result of the incremental borrowings necessary to finance the Ameredev Acquisition and (iii) the estimated tax impacts of the pro-forma adjustments. The pro forma financial information does not reflect the benefits of projected synergies, potential cost savings or the costs that may be necessary to achieve such savings, opportunities to increase revenue generation or other factors that may result from the Ameredev Acquisition and, accordingly, does not attempt to predict or suggest future results. Management cannot identify the timing, nature and amount of such savings, costs or other factors, any of which could affect the future consolidated results of operations or consolidated financial position of the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Total revenue	$997,535	$941,900	$2,808,101	$2,448,270
Net income attributable to Matador Resources Company shareholders	$241,882	$268,370	$655,453	$606,432

Earnings per share:
Basic	$1.94	$2.25	$5.32	$5.09
Diluted	$1.94	$2.23	$5.31	$5.05
Q1 2024 Acquisition
On February 15, 2024, a wholly-owned subsidiary of the Company acquired oil and natural gas producing properties and undeveloped acreage located in Lea County, New Mexico (the “Q1 2024 Acquisition”). The Q1 2024 Acquisition had an effective date of October 1, 2023 and consideration for the acquisition consisted of an amount in cash equal to approximately $155.1 million (which amount, at September 30, 2024, was subject to certain customary post-closing adjustments).
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
The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair value of evaluated oil and gas properties and asset retirement obligations were measured using the discounted cash flow technique of valuation.
Significant inputs to the valuation of oil and gas properties include estimates of: (i) future production volumes, (ii) future commodity prices and (iii) recent market comparable transactions for unproved acreage. These inputs require significant judgments and estimates and are the most sensitive and subject to change.
The results of operations for the Q1 2024 Acquisition since the closing date have been included in the Company’s interim unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024. The pro forma impact of this business combination to revenues and net income for 2024 and 2023 would not be material to the Company’s 2024 or 2023 revenues and net income as reported.
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
On December 1, 2023, the Company acquired additional interests from affiliates of EnCap Investments L.P., including overriding royalty interests and royalty interests in certain oil and natural gas properties located primarily in Lea County, New Mexico, most of which were included in the Initial Advance Acquisition (the “Advance Royalty Acquisition”). The Advance Royalty Acquisition had an effective date of October 1, 2023 and an aggregate purchase price of approximately $81.0 million (which amount was subject to certain customary post-closing adjustments), and was funded by cash on hand.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 3 — BUSINESS COMBINATIONS — Continued
The final allocation of the total purchase price for the Advance Acquisition is set forth below (in thousands).

Consideration	Allocation
Cash	$1,676,132
Working capital adjustments	(4,060)
Fair value of Contingent Consideration at April 12, 2023	21,151
Total consideration given	$1,693,223
Allocation of purchase price
Current assets	$79,287
Oil and natural gas properties
Evaluated	1,418,668
Unproved and unevaluated	213,835
Midstream assets	63,644
Current liabilities	(73,885)
Asset retirement obligations	(8,326)
Net assets acquired	$1,693,223

NOTE 4 — ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2024 (in thousands).

Beginning asset retirement obligations	$92,090
Liabilities incurred during period	5,511
Liabilities settled during period	(725)
Revisions in estimated cash flows	16,351
Acquisitions during period	7,487
Divestitures during period	(334)
Accretion expense	4,259
Ending asset retirement obligations	124,639
Less: current asset retirement obligations(1)	(5,247)
Long-term asset retirement obligations	$119,392
 _______________
(1)Included in accrued liabilities in the Company’s interim unaudited condensed consolidated balance sheet at September 30, 2024.
NOTE 5 — DEBT
At September 30, 2024, the Company had (i) $500.0 million of outstanding senior notes due 2028 (the “2028 Notes”), (ii) $900.0 million of outstanding senior notes due 2032 (the “2032 Notes”), (iii) $750.0 million of outstanding 2033 Notes, (iv) $955.0 million in borrowings outstanding under the Credit Agreement and (v) approximately $52.9 million in outstanding letters of credit issued pursuant to the Credit Agreement. Between September 30, 2024 and October 22, 2024, the Company repaid $65.0 million of borrowings under the Credit Agreement.
At September 30, 2024, San Mateo had $526.0 million in borrowings outstanding under its revolving credit facility (the “San Mateo Credit Facility”) and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Between September 30, 2024 and October 22, 2024, San Mateo repaid $32.0 million of borrowings under the San Mateo Credit Facility.

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
On September 18, 2024, the Company and its lenders entered into an amendment to the Fourth Amended and Restated Credit Agreement, which amended the Credit Agreement to, among other things: (i) provide for a term loan of $250.0 million, the full amount of which was borrowed to fund the Ameredev Acquisition, and (ii) increase the elected borrowing commitments under the revolving credit facility from $1.50 billion to $2.25 billion. On September 25, 2024, the Company completed the sale of $750.0 million in aggregate principal amount of the 2033 Notes and used the net proceeds to partially repay borrowings outstanding under the Credit Agreement, including all of the $250.0 million in outstanding borrowings under the term loan.
The Credit Agreement requires the Company to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities under the Credit Agreement, of not less than 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of cash or cash equivalents of up to the greater of (a) $150.0 million and
(b) 10% of the elected commitment), divided by a rolling four quarter EBITDA calculation, of 3.5 or less. The Company believes that it was in compliance with the terms of the Credit Agreement at September 30, 2024.
San Mateo Midstream, LLC
The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The outstanding borrowings under the San Mateo Credit Facility mature on December 9, 2026, and lender commitments under the facility were $535.0 million at September 30, 2024. The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments of up to $735.0 million.
The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.0 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.5 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. The Company believes that San Mateo was in compliance with the terms of the San Mateo Credit Facility at September 30, 2024.
Senior Unsecured Notes
2026 Notes Tender Offer and Redemption
On April 2 and April 4, 2024, the Company completed the repurchase of an aggregate principal amount of approximately $556.3 million of the $699.2 million of outstanding senior notes due 2026 (the “2026 Notes”) pursuant to the Company’s cash tender offer for the 2026 Notes announced on March 26, 2024 (the “2026 Notes Tender Offer”). On April 2, 2024, the Company exercised its optional right, under the indenture governing the 2026 Notes, to redeem the remaining aggregate principal amount of approximately $142.9 million of 2026 Notes outstanding on September 15, 2024 (the “2026 Notes Redemption”) and, in connection therewith, to satisfy and discharge the Company’s obligations under such indenture with respect to the 2026 Notes. In connection with the 2026 Notes Tender Offer and 2026 Notes Redemption, the Company incurred a loss of approximately $3.0 million included in interest expense for the nine months ended September 30, 2024.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 5 — DEBT — Continued
2028 Senior Notes
At September 30, 2024, the Company had $500.0 million of outstanding 2028 Notes, which have a 6.875% coupon rate. The 2028 Notes mature April 15, 2028, and interest is payable on the 2028 Notes semi-annually in arrears on each April 15 and October 15. The 2028 Notes are jointly and severally guaranteed on a senior unsecured basis by certain subsidiaries of the Company (the “Guarantor Subsidiaries”). Neither San Mateo nor Pronto is a guarantor of the 2028 Notes.
2032 Senior Notes
On April 2, 2024, the Company completed the sale of $900.0 million in aggregate principal amount of the 2032 Notes, which have a 6.50% coupon rate and mature on April 15, 2032. Interest on the 2032 Notes is payable in arrears on each April 15 and October 15. The first interest payment date for the 2032 Notes was October 15, 2024. The 2032 Notes are guaranteed on a senior unsecured basis by the Guarantor Subsidiaries. Neither San Mateo nor Pronto is a guarantor of the 2032 Notes.
At any time prior to April 15, 2027, the Company may redeem up to 40% in aggregate principal amount of 2032 Notes at a redemption price of 106.500% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, in an amount not greater than the net proceeds of certain equity offerings, so long as the redemption occurs within 180 days of completing such equity offering and at least 60% of the aggregate principal amount of the 2032 Notes remains outstanding after such redemption. In addition, at any time prior to April 15, 2027, the Company may redeem all or part of the 2032 Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest, if any, to the applicable redemption date.
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
2033 Senior Notes
On September 25, 2024, the Company completed the sale of $750.0 million in aggregate principal amount of the 2033 Notes, which have a 6.25% coupon rate and mature on April 15, 2033. Interest on the 2033 Notes is payable in arrears on each April 15 and October 15. The first interest payment date for the 2033 Notes will be April 15, 2025. The 2033 Notes are guaranteed on a senior unsecured basis by the Guarantor Subsidiaries. Neither San Mateo nor Pronto is a guarantor of the 2033 Notes.
At any time prior to April 15, 2028, the Company may redeem up to 40% in aggregate principal amount of 2033 Notes at a redemption price of 106.250% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, in an amount not greater than the net proceeds of certain equity offerings, so long as the redemption occurs within 180 days of completing such equity offering and at least 60% of the aggregate principal amount of the 2033 Notes remains outstanding after such redemption. In addition, at any time prior to April 15, 2028, the Company may redeem all or part of the 2033 Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest, if any, to the applicable redemption date.
On or after April 15, 2028, the Company may redeem all or a part of the 2033 Notes at any time or from time to time at the following redemption prices (expressed as percentages of the principal amount) plus accrued and unpaid interest, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning April 15 of the years indicated below:

Year	Redemption Price
2028	103.125%
2029	101.563%
2030 and thereafter	100.000%

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 5 — DEBT — Continued
Debt Maturities
The outstanding borrowings of $526.0 million at September 30, 2024 under the San Mateo Credit Facility mature on December 9, 2026. The outstanding borrowings of $955.0 million at September 30, 2024 under the Credit Agreement mature on March 22, 2029. The $500.0 million of outstanding 2028 Notes at September 30, 2024 mature on April 15, 2028. The $900.0 million of outstanding 2032 Notes at September 30, 2024 mature on April 15, 2032. The $750.0 million of outstanding 2033 Notes at September 30, 2024 mature on April 15, 2033.
NOTE 6 — INCOME TAXES
The Company recorded a current income tax benefit of $21.1 million and a current income tax provision of $26.3 million for the three and nine months ended September 30, 2024, respectively, and a deferred income tax provision of $106.4 million and $203.8 million for the three and nine months ended September 30, 2024, respectively. The Company recorded a current income tax provision of $9.0 million for each of the three and nine months ended September 30, 2023 and a deferred income tax provision of $5.6 million and $119.6 million for the three and nine months ended September 30, 2023, respectively.
The Company’s effective income tax rate of 26% for both the three and nine months ended September 30, 2024 differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico. The Company’s effective income tax rates of 5% and 18% for the three and nine months ended September 30, 2023, respectively, differed from the U.S. federal statutory rate due primarily to recognizing research and experimental expenditure tax credits of $65.1 million in the third quarter of 2023, which were partially offset by permanent differences between book and taxable income and state taxes, primarily in New Mexico.
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
Stock-based Compensation
During the nine months ended September 30, 2024, the Company granted awards to certain of its employees of 140,200 service-based restricted stock units to be settled in cash, which are liability instruments, and 176,000 performance-based stock units and 119,950 service-based shares of restricted stock, which are equity instruments. The performance-based stock units vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year period ending December 31, 2026, as compared to a designated peer group. The service-based restricted stock and restricted stock units vest over a three-year period. The fair value of these awards was approximately $26.4 million on their respective grant dates.
Common Stock Dividend
Matador’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.20 per share of common stock in each of the first, second and third quarters of 2024. The first quarter dividend, which totaled $23.9 million, was paid on March 13, 2024 to shareholders of record as of February 23, 2024. The second quarter dividend, which totaled $24.9 million, was paid on June 7, 2024 to shareholders of record as of May 17, 2024. The third quarter dividend, which totaled $24.9 million, was paid on September 5, 2024 to shareholders of record as of August 15, 2024. On October 16, 2024, the Board amended the Company’s dividend policy to increase the quarterly dividend to $0.25 per share of common stock for future dividend payments and also declared a quarterly cash dividend of $0.25 per share of common stock payable on December 6, 2024 to shareholders of record as of November 15, 2024.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 7 — EQUITY— Continued
San Mateo Distributions and Contributions
During the three months ended September 30, 2024 and 2023, San Mateo distributed $23.7 million and $17.3 million, respectively, to the Company and $22.8 million and $16.7 million, respectively, to a subsidiary of Five Point Energy LLC (“Five Point”), the Company’s joint venture partner in San Mateo. During the nine months ended September 30, 2024 and 2023, San Mateo distributed $75.9 million and $63.6 million, respectively, to the Company and $73.0 million and $61.1 million, respectively, to a subsidiary of Five Point. During the nine months ended September 30, 2024 and 2023, the Company contributed $19.9 million and $25.5 million, respectively, and Five Point contributed $19.1 million and $24.5 million, respectively, of cash to San Mateo. During the three months ended September 30, 2024 and 2023, there were no contributions to San Mateo by either the Company or Five Point.
Performance Incentives
Five Point paid the Company $12.3 million and $9.0 million of performance incentives during the three months ended September 30, 2024 and 2023, respectively. Five Point paid the Company $22.5 million and $23.7 million of performance incentives during the nine months ended September 30, 2024 and 2023, respectively. These performance incentives are recorded when received, net of the $2.6 million and $1.9 million deferred tax impact to the Company for the three months ended September 30, 2024 and 2023, respectively, and the $4.7 million and $5.0 million deferred tax impact to the Company for the nine months ended September 30, 2024 and 2023, respectively, in “Additional paid-in capital” in the Company’s interim unaudited condensed consolidated balance sheets. These performance incentives for the three and nine months ended September 30, 2024 and 2023 are also denoted as “Contributions related to formation of San Mateo” under “Financing activities” in the Company’s interim unaudited condensed consolidated statements of cash flows and changes in shareholders’ equity.
NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2024, the Company had various costless collar contracts open and in place to mitigate its exposure to oil price volatility, each with an established price floor and ceiling. At September 30, 2024, the Company had natural gas basis differential swap contracts open and in place to mitigate its exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price. The Company had no open contracts associated with natural gas liquids prices at September 30, 2024.
The following is a summary of the Company’s open costless collar contracts at September 30, 2024.

Commodity	Calculation Period	Notional Quantity (Bbl)	Weighted Average Price Floor ($/Bbl)	Weighted Average Price Ceiling ($/Bbl)	Fair Value of Asset (Liability) (thousands)
Oil Costless Collar	10/01/2024 - 6/30/2025	12,285,000	$60.00	$86.26	$20,898
Total open costless collar contracts					$20,898

The following is a summary of the Company’s open basis differential swap contracts at September 30, 2024.

Commodity	Calculation Period	Notional Quantity (MMBtu)	Fixed Price ($/MMBtu)	Fair Value of Asset (Liability) (thousands)
Natural Gas Basis Differential	10/01/2024 - 12/31/2025	13,710,000	$(0.59)	$7,135
Total open basis differential swap contracts				$7,135
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the interim unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the condensed consolidated balance sheets	Net amounts presented in the condensed consolidated balance sheets
September 30, 2024
Current assets	$55,076	$(29,379)	$25,697
Other assets	8,190	(5,854)	2,336
Current liabilities	(29,379)	29,379	—
Long-term liabilities	(5,854)	5,854	—
Total	$28,033	$—	$28,033
December 31, 2023
Current assets	$2,573	$(461)	$2,112
Other assets	1,743	(1,185)	558
Total	$4,316	$(1,646)	$2,670
The following table summarizes the location and aggregate gain (loss) of all derivative financial instruments recorded in the interim unaudited condensed consolidated statements of income for the periods presented (in thousands).

		Three Months Ended September 30,		Nine Months Ended September 30,
Type of Instrument	Location in Condensed Consolidated Statement of Income	2024	2023	2024	2023
Derivative Instrument
Natural Gas	Revenues: Realized gain (loss) on derivatives	$4,528	$(6,975)	$8,573	$(6,454)
Realized gain (loss) on derivatives		$4,528	$(6,975)	$8,573	$(6,454)
Oil	Revenues: Unrealized gain on derivatives	$35,602	$—	$20,898	$—
Natural Gas	Revenues: Unrealized (loss) gain on derivatives	(484)	7,482	4,466	(8,244)
Unrealized gain (loss) on derivatives		$35,118	$7,482	$25,364	$(8,244)
Total		$39,646	$507	$33,937	$(14,698)
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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of September 30, 2024 and December 31, 2023 (in thousands).

	Fair Value Measurements at September 30, 2024 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil costless collars	$—	$20,898	$—	$20,898
Natural gas basis differential swaps	—	7,135	—	7,135
Total	$—	$28,033	$—	$28,033

	Fair Value Measurements at December 31, 2023 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Natural gas basis differential swaps	$—	$2,670	$—	$2,670
Total	$—	$2,670	$—	$2,670

Additional disclosures related to derivative financial instruments are provided in Note 8.
Other Fair Value Measurements
At September 30, 2024 and December 31, 2023, the carrying values reported on the interim unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners and other current liabilities approximated their fair values due to their short-term maturities.
At September 30, 2024 and December 31, 2023, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
At September 30, 2024 and December 31, 2023, the fair value of the 2028 Notes was $508.8 million and $510.9 million, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
At September 30, 2024, the fair value of the 2032 Notes was $900.0 million based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
At September 30, 2024, the fair value of the 2033 Notes was $736.9 million based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 9 — FAIR VALUE MEASUREMENTS — Continued
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination, lease and well equipment inventory when the market value is determined to be lower than the cost of the inventory and other property and equipment that are reduced to fair value when they are impaired or held for sale. See Note 3 for discussion of the fair value measurement of assets acquired and liabilities assumed as part of the Ameredev Acquisition, the Q1 2024 Acquisition and the Advance Acquisition.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Produced Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and produced water from certain portions of its acreage for transportation, gathering, processing, fractionation, sales and disposal. The Company paid approximately $18.6 million and $16.0 million for deliveries under these agreements during the three months ended September 30, 2024 and 2023, respectively, and $50.2 million and $38.1 million for deliveries under these agreements during the nine months ended September 30, 2024 and 2023, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at September 30, 2024, the total deficiencies required to be paid by the Company under these agreements would be approximately $617.5 million.
San Mateo Commitments
The Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area and acreage in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and the Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, the Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements (collectively with the transportation, gathering and produced water disposal agreements, the “Operational Agreements”). San Mateo provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The remaining minimum contractual obligation under the Operational Agreements at September 30, 2024 was approximately $131.7 million.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 11 — SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at September 30, 2024 and December 31, 2023 (in thousands).

	September 30, 2024	December 31, 2023
Accrued evaluated and unproved and unevaluated property costs	$191,173	$144,443
Accrued midstream properties costs	21,422	55,195
Accrued lease operating expenses	86,564	62,005
Accrued interest on debt	50,585	22,857
Accrued asset retirement obligations	5,247	4,605
Accrued partners’ share of joint interest charges	52,296	42,101
Accrued payable related to purchased natural gas	10,263	10,400
Other	56,688	24,242
Total accrued liabilities	$474,238	$365,848

Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the nine months ended September 30, 2024 and 2023 (in thousands).

	Nine Months Ended September 30,
	2024	2023
Cash paid for income taxes	$34,283	$1,677
Cash paid for interest expense, net of amounts capitalized	$84,406	$77,396
Increase in asset retirement obligations related to mineral properties	$27,799	$32,448
Increase in asset retirement obligations related to midstream properties	$492	$1,106
Increase in liabilities for drilling, completion and equipping capital expenditures	$65,925	$63,299
Increase in liabilities for acquisition of oil and natural gas properties	$1,066	$360
(Decrease) increase in liabilities for midstream properties capital expenditures	$(33,773)	$11,556
Stock-based compensation expense recognized as a liability	$8,004	$8,557
Transfer of inventory (to) from oil and natural gas properties	$(13,377)	$550

The following table provides a reconciliation of cash and restricted cash recorded in the interim unaudited condensed consolidated balance sheets to cash and restricted cash as presented on the interim unaudited condensed consolidated statements of cash flows (in thousands).

	Nine Months Ended September 30,
	2024	2023
Cash	$23,277	$25,935
Restricted cash	53,746	36,239
Total cash and restricted cash	$77,023	$62,174

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 12 — SEGMENT INFORMATION
The Company operates in two business segments: (i) exploration and production and (ii) midstream. The exploration and production segment is engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States and is currently focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. The midstream segment conducts midstream operations in support of the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties. The majority of the Company’s midstream operations in the Rustler Breaks, West Texas and Stateline asset areas and the Greater Stebbins Area in the Delaware Basin are conducted through San Mateo. In addition, at September 30, 2024, the Company operated a cryogenic gas processing plant, compressor stations and natural gas gathering pipelines in Lea and Eddy Counties, New Mexico through Pronto, which is a wholly-owned subsidiary of the Company. During the third quarter of 2024, the Company also acquired the Piñon Investment as part of the Ameredev Acquisition.
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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended September 30, 2024
Oil and natural gas revenues	$765,181	$4,974	$—	$—	$770,155
Midstream services revenues	—	120,056	—	(81,740)	38,316
Sales of purchased natural gas	7,079	44,587	—	—	51,666
Realized gain on derivatives	4,528	—	—	—	4,528
Unrealized gain on derivatives	35,118	—	—	—	35,118
Expenses(1)	465,797	98,260	25,410	(81,740)	507,727
Operating income(2)	$346,109	$71,357	$(25,410)	$—	$392,056
Total assets	$8,899,141	$1,653,821	$70,329	$—	$10,623,291
Capital expenditures(3)	$1,915,453	$295,650	$3,186	$—	$2,214,289
_____________________
(1)Includes depletion, depreciation and amortization expenses of $231.6 million and $10.9 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.4 million.
(2)Includes $24.4 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Includes $1.59 billion attributable to land and seismic acquisition expenditures related to the exploration and production segment, $240.9 million attributable to midstream acquisition expenditures and $5.9 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Nine Months Ended September 30, 2024
Oil and natural gas revenues	$2,238,873	$11,679	$—	$(578)	$2,249,974
Midstream services revenues	—	324,248	—	(220,924)	103,324
Sales of purchased natural gas	17,278	130,099	—	—	147,377
Realized gain on derivatives	8,573	—	—	—	8,573
Unrealized gain on derivatives	25,364	—	—	—	25,364
Expenses(1)	1,319,255	286,016	76,214	(221,502)	1,459,983
Operating income(2)	$970,833	$180,010	$(76,214)	$—	$1,074,629
Total assets	$8,899,141	$1,653,821	$70,329	$—	$10,623,291
Capital expenditures(3)	$2,939,236	$433,587	$3,957	$—	$3,376,780

_____________________
(1)Includes depletion, depreciation and amortization expenses of $647.5 million and $32.7 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $1.0 million.
(2)Includes $62.6 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(3)Includes $1.94 billion attributable to land and seismic acquisition expenditures related to the exploration and production segment, $240.9 million attributable to midstream acquisition expenditures and $19.2 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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
In this Quarterly Report on Form 10-Q (this “Quarterly Report”), (i) references to “we,” “our” or the “Company” refer to Matador Resources Company and its subsidiaries as a whole (unless the context indicates otherwise), (ii) references to “Matador” refer solely to Matador Resources Company, (iii) references to “San Mateo” refer to San Mateo Midstream, LLC, collectively with its subsidiaries, (iv) references to “Pronto” refer to Pronto Midstream, LLC together with its subsidiary, (v) references to “Advance” refer to Advance Energy Partners Holdings, LLC, (vi) references to the “Advance Acquisition” refer to the acquisition of Advance from affiliates of EnCap Investments L.P., including certain oil and natural gas producing properties, undeveloped acreage and midstream assets located primarily in Lea County, New Mexico and Ward County, Texas, that was completed by a subsidiary of the Company on April 12, 2023, and the acquisition of additional interests from affiliates of EnCap Investments L.P., including overriding royalty interests and royalty interests in certain oil and natural gas properties located primarily in Lea County, New Mexico on December 1, 2023, (vii) references to “Ameredev” refer to Ameredev Stateline II, LLC, (viii) references to “Piñon” refer to Piñon Midstream, LLC, which has midstream assets in southern Lea County, New Mexico, and (ix) references to the “Ameredev Acquisition” refer to the acquisition of Ameredev from affiliates of EnCap Investments L.P., including (a) certain oil and natural gas producing properties and undeveloped acreage located in Lea County, New Mexico and Loving and Winkler Counties, Texas, and (b) an approximate 19% stake in the parent company of Piñon, which was completed by a subsidiary of the Company on September 18, 2024. For certain oil and natural gas terms used in this Quarterly Report, please see the “Glossary of Oil and Natural Gas Terms” included with the Annual Report.
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
By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include those described in the “Risk Factors” section of the Annual Report, as well as the following factors, among others: general economic conditions; our ability to execute our business plan, including whether our drilling program is successful; changes in oil, natural gas and natural gas liquids (“NGL”) prices and the demand for oil, natural gas and NGLs; our ability to replace reserves and efficiently develop current reserves; the operating results of our midstream business’s oil, natural gas and water gathering and transportation systems, pipelines and facilities, the acquiring of third-party business and the drilling of any additional salt water disposal wells; costs of operations; delays and other difficulties related to producing oil, natural gas and NGLs; delays and other difficulties related to regulatory and governmental approvals and restrictions; impact on our operations due to seismic events; availability of sufficient capital to execute our business plan, including from future cash flows, available borrowing capacity under our revolving credit facilities and otherwise; our ability to make acquisitions on economically acceptable terms; our ability to integrate acquisitions, including the Ameredev Acquisition; the operating results of and availability of any potential distributions from our joint ventures; weather and environmental conditions; disruption from our acquisitions, including the Ameredev Acquisition, making it more difficult to maintain business and operational relationships; significant transaction costs associated with our acquisitions, including the Ameredev Acquisition; the risk of litigation and/or regulatory actions related to our acquisitions, including the Ameredev Acquisition; and the other factors discussed below and elsewhere in this Quarterly Report and in other documents that we file with or furnish to the SEC, all of which are difficult to predict. Forward-looking statements may include statements about:
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
•our future operating results;
•the Ameredev Acquisition and the anticipated benefits thereof;
•the pending sale of Piñon and our anticipated receipt of proceeds therefrom;
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
Third Quarter Highlights
For the three months ended September 30, 2024, our total oil equivalent production was 15.8 million BOE, and our average daily oil equivalent production was 171,480 BOE per day, of which 100,315 Bbl per day, or 59%, was oil and 427.0 MMcf per day, or 41%, was natural gas. Our average daily oil production of 100,315 Bbl per day for the three months ended September 30, 2024 increased 29% year-over-year from 77,529 Bbl per day for the three months ended September 30, 2023. Our average daily natural gas production of 427.0 MMcf per day for the three months ended September 30, 2024 increased 24% year-over-year from 345.4 MMcf per day for the three months ended September 30, 2023.
For the third quarter of 2024, we reported net income attributable to Matador shareholders of $248.3 million, or $1.99 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $263.7 million, or $2.20 per diluted common share, for the third quarter of 2023. For the third quarter of 2024, our Adjusted EBITDA, a non-GAAP financial measure, was $574.5 million, as compared to Adjusted EBITDA of $508.3 million during the third quarter of 2023.
For the nine months ended September 30, 2024, we reported net income attributable to Matador shareholders of $670.8 million, or $5.44 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $591.5 million, or $4.93 per diluted common share, for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, our Adjusted EBITDA, a non-GAAP financial measure, was $1.66 billion, as compared to Adjusted EBITDA of $1.30 billion during the nine months ended September 30, 2023.
For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Liquidity and Capital Resources—Non-GAAP Financial Measures.” For more information regarding our financial results for the three and nine months ended September 30, 2024, see “—Results of Operations” below.
Ameredev Acquisition
On September 18, 2024, our wholly-owned subsidiary completed the acquisition of Ameredev from affiliates of EnCap Investments L.P., including (i) certain oil and natural gas producing properties and undeveloped acreage located in Lea County, New Mexico and Loving and Winkler Counties, Texas, and (ii) an approximate 19% stake in the parent company of Piñon, which has midstream assets in southern Lea County, New Mexico. The Ameredev Acquisition had an effective date of June 1, 2024 and an aggregate as-adjusted closing purchase price of approximately $1.831 billion in cash, which amount is subject to customary post-closing adjustments, of which approximately $95.3 million was deposited in escrow in connection with the execution of the Securities Purchase Agreement, dated as of June 12, 2024. The purchase price for the Ameredev Acquisition was funded by a combination of cash on hand and borrowings under our existing secured revolving credit facility (the “Credit Agreement”), which was amended on September 18, 2024 to, among other things: (i) provide for a term loan of $250.0 million, the full amount of which was borrowed to fund the Ameredev Acquisition, and (ii) increase the elected borrowing commitments under the revolving credit facility from $1.50 billion to $2.25 billion. On September 25, 2024, we completed the sale of $750.0 million in aggregate principal amount of our 6.25% senior unsecured notes due 2033 (the “2033 Notes”) and used the net proceeds to partially repay borrowings outstanding under our Credit Agreement, including all of the $250.0 million in outstanding borrowings under the term loan. The results of operations for the Ameredev Acquisition since the closing date of September 18, 2024 have been included in our condensed consolidated financial statements for the three and nine months ended September 30, 2024. On August 21, 2024, Piñon announced that it expects to be acquired by an affiliate of Enterprise Products Partners L.P. in the fourth quarter of 2024, subject to customary regulatory approvals. We currently expect to receive between $110.0 million and $120.0 million from the sale of Piñon and we expect to use these proceeds to reduce borrowings under our Credit Agreement. See Note 3 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding the Ameredev Acquisition.

Operations Update
We began 2024 operating seven drilling rigs in the Delaware Basin. We added an eighth operated drilling rig in the first quarter of 2024 and a ninth operated drilling rig late in the second quarter of 2024. Prior to the closing of the Ameredev Acquisition, Ameredev was operating one drilling rig, and upon the consummation of the Ameredev Acquisition, we continued operating a total of nine drilling rigs for the combined Matador and Ameredev properties covering approximately 196,200 net acres. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors.
Our average daily oil equivalent production in the Delaware Basin for the third quarter of 2024 was 167,000 BOE per day, consisting of 99,600 Bbl of oil per day and 404.0 MMcf of natural gas per day, a 28% increase from 130,400 BOE per day, consisting of 76,800 Bbl of oil per day and 321.6 MMcf of natural gas per day, in the third quarter of 2023. These increases were primarily attributable to the increased number of wells being operated by us and by other operators where we own a working interest. The Delaware Basin contributed approximately 99% of our daily oil production and approximately 95% of our daily natural gas production in the third quarter of 2024, as compared to approximately 99% of our daily oil production and approximately 93% of our daily natural gas production in the third quarter of 2023.
In March 2024, we completed our natural gas pipeline connections between Pronto and San Mateo and between Pronto and Matador’s acreage obtained in the Advance Acquisition. These connector pipelines provide further flow assurance and options for Matador and third-party customer natural gas.
At September 30, 2024, Pronto’s midstream system included a cryogenic natural gas processing plant with a designed inlet processing capacity of 60 MMcf per day (the “Marlan Processing Plant”), four compressor stations and approximately 115 miles of natural gas gathering pipelines in Eddy and Lea Counties, New Mexico, spanning from the northeastern portion of the Arrowhead asset area into the Ranger asset area. Pronto has begun construction on an additional natural gas processing plant with a designed inlet processing capacity of 200 MMcf per day, including a nitrogen rejection unit and additional related facilities, to expand the Marlan Processing Plant.
2024 Capital Expenditure Budget
On October 22, 2024, we increased our estimated drilling, completing and equipping (“D/C/E”) capital expenditures for 2024 to a range of $1.15 to $1.35 billion from a range of $1.10 to $1.30 billion, which includes our expected D/C/E capital expenditures on acreage acquired in the Ameredev Acquisition. At October 22, 2024, our estimated midstream capital expenditures for 2024 remained $200.0 to $250.0 million, which includes our proportionate share of San Mateo’s estimated 2024 capital expenditures as well as the estimated 2024 capital expenditures for other wholly-owned midstream projects, including projects completed by Pronto. The midstream capital expenditure budget includes 100% of the costs associated with the Marlan Processing Plant expansion, although, at October 22, 2024, we were continuing to evaluate potential partners in Pronto that would share in these capital expenditures and strategic opportunities. The midstream capital expenditure budget excludes the acquisition cost of Ameredev’s midstream assets
Capital Resources Update
Matador’s Board of Directors (the “Board”) declared quarterly cash dividends of $0.20 per share of common stock in each of the first, second and third quarters of 2024. On October 16, 2024, the Board amended our dividend policy to increase the quarterly dividend to $0.25 per share of common stock for future dividend payments and also declared a quarterly cash dividend of $0.25 per share of common stock payable on December 6, 2024 to shareholders of record as of November 15, 2024.
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
On September 18, 2024, we and our lenders entered into an amendment to the Fourth Amended and Restated Credit Agreement, which amended the Credit Agreement to, among other things: (i) provide for a term loan of $250.0 million, the full amount of which was borrowed to fund the Ameredev Acquisition, and (ii) increase the elected borrowing commitments from $1.50 billion to $2.25 billion.
On September 25, 2024, we completed the sale of $750.0 million in aggregate principal amount of the 2033 Notes (the “2033 Notes Offering”). We used the net proceeds from the 2033 Notes Offering of approximately $736.4 million, after deducting the initial purchasers’ discounts and estimated offering expenses, to partially repay borrowings outstanding under our Credit Agreement, including all of the $250.0 million in outstanding borrowings under the term loan.
At September 30, 2024, we had (i) $955.0 million in borrowings outstanding under our Credit Agreement,
(ii) approximately $52.9 million in outstanding letters of credit issued pursuant to the Credit Agreement, (iii) $500.0 million of outstanding 6.875% senior notes due 2028 (the “2028 Notes”), (iv) $900.0 million of outstanding 2032 Notes and (v) $750.0 million of outstanding 2033 Notes. Between September 30, 2024 and October 22, 2024, we repaid $65.0 million of borrowings under the Credit Agreement.
At September 30, 2024, San Mateo had $526.0 million in borrowings outstanding under San Mateo’s revolving credit facility (the “San Mateo Credit Facility”) and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Between September 30, 2024 and October 22, 2024, San Mateo repaid $32.0 million of borrowings under the San Mateo Credit Facility.
Critical Accounting Policies
There have been no changes to our critical accounting policies and estimates from those set forth in the Annual Report.
Recent Accounting Pronouncements
See Note 2 to the interim unaudited condensed consolidated financial statements for a description of recent accounting pronouncements.

Results of Operations
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Data
Revenues (in thousands)(1)
Oil	$698,391	$588,370	$2,002,454	$1,500,511
Natural gas	71,764	113,157	247,520	291,842
Total oil and natural gas revenues	770,155	701,527	2,249,974	1,792,353
Third-party midstream services revenues	38,316	29,931	103,324	86,517
Sales of purchased natural gas	51,666	40,329	147,377	106,481
Realized gain (loss) on derivatives	4,528	(6,975)	8,573	(6,454)
Unrealized gain (loss) on derivatives	35,118	7,482	25,364	(8,244)
Total revenues	$899,783	$772,294	$2,534,612	$1,970,653
Net Production Volumes(1)
Oil (MBbl)(2)	9,229	7,133	25,633	19,385
Natural gas (Bcf)(3)	39.3	31.8	110.2	87.2
Total oil equivalent (MBOE)(4)	15,776	12,429	43,992	33,920
Average daily production (BOE/d)(5)	171,480	135,096	160,555	124,248
Average Sales Prices
Oil, without realized derivatives (per Bbl)	$75.67	$82.49	$78.12	$77.41
Oil, with realized derivatives (per Bbl)	$75.67	$82.49	$78.12	$77.41
Natural gas, without realized derivatives (per Mcf)	$1.83	$3.56	$2.25	$3.35
Natural gas, with realized derivatives (per Mcf)	$1.94	$3.34	$2.32	$3.27
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
Three Months Ended September 30, 2024 as Compared to Three Months Ended September 30, 2023
Oil and natural gas revenues. Our oil and natural gas revenues increased $68.6 million, or 10%, to $770.2 million for the three months ended September 30, 2024, as compared to $701.5 million for the three months ended September 30, 2023. Our oil revenues increased $110.0 million, or 19%, to $698.4 million for the three months ended September 30, 2024, as compared to $588.4 million for the three months ended September 30, 2023. The increase in oil revenues resulted from a 29% increase in our oil production to 9.2 million Bbl for the three months ended September 30, 2024, as compared to 7.1 million Bbl for the three months ended September 30, 2023, which was partially offset by an 8% decrease in the weighted average oil price realized for the three months ended September 30, 2024 to $75.67 per Bbl, as compared to $82.49 per Bbl for the three months ended September 30, 2023. Our natural gas revenues decreased $41.4 million, or 37%, to $71.8 million for the three months ended September 30, 2024, as compared to $113.2 million for the three months ended September 30, 2023. The decrease in natural gas revenues resulted from a 49% decrease in the weighted average natural gas price realized for the three months ended September 30, 2024 to $1.83 per Mcf, as compared to a weighted average natural gas price of $3.56 per Mcf realized for the three months ended September 30, 2023, which was partially offset by a 24% increase in our natural gas production to 39.3 Bcf for the three months ended September 30, 2024, as compared to 31.8 Bcf for the three months ended September 30, 2023.

Third-party midstream services revenues. Our third-party midstream services revenues increased $8.4 million, or 28%, to $38.3 million for the three months ended September 30, 2024, as compared to $29.9 million for the three months ended September 30, 2023. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to an increase in our third-party produced water disposal revenues to $15.4 million for the three months ended September 30, 2024, as compared to $10.5 million for the three months ended September 30, 2023, and an increase in our third-party natural gas gathering and processing revenues to $18.8 million for the three months ended September 30, 2024, as compared to $16.7 million for the three months ended September 30, 2023.
Sales of purchased natural gas. Our sales of purchased natural gas increased $11.3 million, or 28%, to $51.7 million for the three months ended September 30, 2024, as compared to $40.3 million for the three months ended September 30, 2023. This increase was primarily the result of an 83% increase in natural gas volumes sold, which was partially offset by a 30% decrease in natural gas price realized. Sales of purchased natural gas reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at either Pronto’s or San Mateo’s cryogenic natural gas processing plant and subsequently sell the residue natural gas and NGLs to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our interim unaudited condensed consolidated statements of income.
Realized gain (loss) on derivatives. Our realized gain on derivatives was $4.5 million for the three months ended September 30, 2024, as compared to a realized loss of $7.0 million for the three months ended September 30, 2023. We realized a net gain of $4.5 million related to our natural gas basis differential swap contracts for the three months ended September 30, 2024, resulting primarily from natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts. For the three months ended September 30, 2023, we realized a net loss of $7.0 million related to our natural gas basis differential swap contracts, resulting primarily from natural gas basis differentials that were above the fixed prices of certain of our natural gas basis differential swap contracts. We realized an average gain on our natural gas derivatives of approximately $0.11 per Mcf produced during the three months ended September 30, 2024, as compared to an average loss of approximately $0.22 per Mcf produced during the three months ended September 30, 2023.
Unrealized gain (loss) on derivatives. During the three months ended September 30, 2024, the aggregate net fair value of our open oil costless collar and natural gas basis differential swap contracts changed to a net asset of $28.0 million from a net liability of $7.1 million at June 30, 2024, resulting in an unrealized gain on derivatives of $35.1 million for the three months ended September 30, 2024. During the three months ended September 30, 2023, the aggregate net fair value of our open natural gas basis differential swap contracts changed to a net liability of $4.3 million from a net liability of $11.8 million at June 30, 2023, resulting in an unrealized gain on derivatives of $7.5 million for the three months ended September 30, 2023.
Nine Months Ended September 30, 2024 as Compared to Nine Months Ended September 30, 2023
Oil and natural gas revenues. Our oil and natural gas revenues increased $457.6 million, or 26%, to $2.25 billion for the nine months ended September 30, 2024, as compared to $1.79 billion for the nine months ended September 30, 2023. Our oil revenues increased $501.9 million, or 33%, to $2.00 billion for the nine months ended September 30, 2024, as compared to $1.50 billion for the nine months ended September 30, 2023. This increase in oil revenues resulted from a 32% increase in our oil production to 25.6 million Bbl for the nine months ended September 30, 2024, as compared to 19.4 million Bbl for the nine months ended September 30, 2023 and a 1% increase in the weighted average oil price realized for the nine months ended September 30, 2024 to $78.12 per Bbl, as compared to $77.41 per Bbl for the nine months ended September 30, 2023. Our natural gas revenues decreased by $44.3 million, or 15%, to $247.5 million for the nine months ended September 30, 2024, as compared to $291.8 million for the nine months ended September 30, 2023. The decrease in natural gas revenues resulted from a 33% decrease in the weighted average natural gas price realized for the nine months ended September 30, 2024 to $2.25 per Mcf, as compared to a weighted average natural gas price of $3.35 per Mcf for the nine months ended September 30, 2023, which was partially offset by a 26% increase in our natural gas production to 110.2 Bcf for the nine months ended September 30, 2024, as compared to 87.2 Bcf for the nine months ended September 30, 2023.
Third-party midstream services revenues. Our third-party midstream services revenues increased $16.8 million, or 19%, to $103.3 million for the nine months ended September 30, 2024, as compared to $86.5 million for the nine months ended September 30, 2023. This increase was primarily attributable to an increase in our third-party produced water disposal revenues to $42.9 million for the nine months ended September 30, 2024, as compared to $31.4 million for the nine months ended September 30, 2023, and an increase in our oil transportation revenues to $10.6 million for the nine months ended September 30, 2024, as compared to $7.7 million for the nine months ended September 30, 2023.
Sales of purchased natural gas. Our sales of purchased natural gas increased $40.9 million, or 38%, to $147.4 million for the nine months ended September 30, 2024, as compared to $106.5 million for the nine months ended September 30, 2023. This increase was the result of a 59% increase in natural gas volumes sold, which was partially offset by a 13% decrease in natural gas price realized.

Realized gain (loss) on derivatives. Our realized gain on derivatives was $8.6 million for the nine months ended September 30, 2024, as compared to a realized loss of $6.5 million for the nine months ended September 30, 2023. We realized a net gain of $8.6 million related to our natural gas basis differential swap contracts for the nine months ended September 30, 2024, resulting primarily from natural gas basis differentials that were below the fixed prices of our natural gas basis differential swap contracts. For the nine months ended September 30, 2023, we realized a net loss of $6.5 million related to our natural gas costless collar and natural gas basis differential swap contracts, resulting primarily from natural gas prices that were above the fixed prices of our natural gas basis differential swap contracts, offset by natural gas prices that were below the floor prices of certain of our natural gas costless collar contracts. We realized an average gain on our natural gas derivatives of approximately $0.07 per Mcf produced during the nine months ended September 30, 2024, as compared to an average loss of approximately $0.08 per Mcf produced during the nine months ended September 30, 2023.
Unrealized gain (loss) on derivatives. During the nine months ended September 30, 2024, the aggregate net fair value of our open oil costless collar and natural gas basis differential swap contracts changed to a net asset of $28.0 million from a net asset of $2.7 million at December 31, 2023, resulting in an unrealized gain on derivatives of $25.4 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the aggregate net fair value of our open natural gas costless collar and natural gas basis differential swap contracts changed to a net liability of $4.3 million from a net asset of $3.9 million at December 31, 2022, resulting in an unrealized loss on derivatives of $8.2 million for the nine months ended September 30, 2023.

Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except expenses per BOE)	2024	2023	2024	2023
Expenses
Production taxes, transportation and processing	$72,737	$71,697	$219,702	$189,174
Lease operating	86,808	66,395	242,133	171,845
Plant and other midstream services operating	43,695	30,808	120,576	92,510
Purchased natural gas	31,222	37,641	105,894	93,192
Depletion, depreciation and amortization	242,821	192,794	681,066	496,633
Accretion of asset retirement obligations	1,657	1,218	4,259	2,709
General and administrative	28,787	31,731	86,353	80,879
Total expenses	507,727	432,284	1,459,983	1,126,942
Operating income	392,056	340,010	1,074,629	843,711
Other income (expense)
Net loss on impairment	—	—	—	(202)
Interest expense	(36,169)	(35,408)	(111,717)	(85,813)
Other income (expense)	2,111	(11,614)	567	5,289
Total other expense	(34,058)	(47,022)	(111,150)	(80,726)
Income before income taxes	357,998	292,988	963,479	762,985
Income tax provision (benefit)
Current	(21,096)	8,958	26,280	8,958
Deferred	106,417	5,631	203,805	119,609
Total income tax provision	85,321	14,589	230,085	128,567
Net income	272,677	278,399	733,394	634,418
Net income attributable to non-controlling interest in subsidiaries	(24,386)	(14,660)	(62,605)	(42,883)
Net income attributable to Matador Resources Company shareholders	$248,291	$263,739	$670,789	$591,535
Expenses per BOE
Production taxes, transportation and processing	$4.61	$5.77	$4.99	$5.58
Lease operating	$5.50	$5.34	$5.50	$5.07
Plant and other midstream services operating	$2.77	$2.48	$2.74	$2.73
Depletion, depreciation and amortization	$15.39	$15.51	$15.48	$14.64
General and administrative	$1.82	$2.55	$1.96	$2.38
Three Months Ended September 30, 2024 as Compared to Three Months Ended September 30, 2023
Production taxes, transportation and processing. Our production taxes and transportation and processing expenses increased $1.0 million, or 1%, to $72.7 million for the three months ended September 30, 2024, as compared to $71.7 million for the three months ended September 30, 2023. The increase was primarily attributable to a $5.4 million increase in production taxes to $60.2 million for the three months ended September 30, 2024, as compared to $54.8 million for the three months ended September 30, 2023, which was partially offset by a $4.3 million decrease in transportation and processing expenses to $12.6 million for the three months ended September 30, 2024, as compared to $16.9 million for the three months ended September 30, 2023. This increase in production taxes is primarily due to the increase in oil and natural gas revenues between the two periods. On a unit-of-production basis, our production taxes and transportation and processing expenses decreased 20% to $4.61 per BOE for the three months ended September 30, 2024, as compared to $5.77 per BOE for the three months ended September 30, 2023, primarily due to a favorable one-time transportation fee adjustment with a third-party vendor during the third quarter of 2024.

Lease operating. Our lease operating expenses increased $20.4 million, or 31%, to $86.8 million for the three months ended September 30, 2024, as compared to $66.4 million for the three months ended September 30, 2023. Our lease operating expenses on a unit-of-production basis increased 3% to $5.50 per BOE for the three months ended September 30, 2024, as compared to $5.34 per BOE for the three months ended September 30, 2023. These increases were primarily attributable to the increased number of wells being operated by us and other operators (where we own a working interest) and to operating cost inflation for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $12.9 million, or 42%, to $43.7 million for the three months ended September 30, 2024, as compared to $30.8 million for the three months ended September 30, 2023. This increase was primarily attributable to increased throughput volumes from Matador and other San Mateo and Pronto customers, which resulted in (i) increased expenses associated with our expanded pipeline operations of $16.5 million for the three months ended September 30, 2024, as compared to $9.9 million for the three months ended September 30, 2023, and (ii) increased expenses associated with our commercial produced water disposal operations of $16.7 million for the three months ended September 30, 2024, as compared to $12.5 million for the three months ended September 30, 2023.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $50.0 million, or 26%, to $242.8 million for the three months ended September 30, 2024, as compared to $192.8 million for the three months ended September 30, 2023, primarily as a result of a 27% increase in our total oil equivalent production for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. On a unit-of-production basis, our depletion, depreciation and amortization expenses decreased 1% to $15.39 per BOE for the three months ended September 30, 2024, as compared to $15.51 per BOE for the three months ended September 30, 2023.
General and administrative. Our general and administrative expenses decreased $2.9 million, or 9%, to $28.8 million for the three months ended September 30, 2024, as compared to $31.7 million for the three months ended September 30, 2023. Our general and administrative expenses decreased by 29% on a unit-of-production basis to $1.82 per BOE for the three months ended September 30, 2024, as compared to $2.55 per BOE for the three months ended September 30, 2023, primarily as a result of a 27% increase in our total oil equivalent production between the two periods.
Interest expense. For the three months ended September 30, 2024, we incurred total interest expense of $44.4 million. We capitalized $8.2 million of our interest expense on certain qualifying projects for the three months ended September 30, 2024 and expensed the remaining $36.2 million to operations. For the three months ended September 30, 2023, we incurred total interest expense of $42.8 million. We capitalized $7.4 million of our interest expense on certain qualifying projects for the three months ended September 30, 2023 and expensed the remaining $35.4 million to operations. The increase in interest expense for the three months ended September 30, 2024 was primarily attributable to an increase in our average debt outstanding between the two periods. In April 2024, we completed the 2026 Notes Tender Offer, the 2026 Notes Redemption and the 2032 Notes Offering and in September 2024 we completed the 2033 Notes Offering, resulting in a net increase in our total senior notes outstanding to $2.15 billion at September 30, 2024 as compared to $1.20 billion at September 30, 2023.
Income tax provision (benefit). We recorded a current income tax benefit of $21.1 million and a deferred income tax provision of $106.4 million for the three months ended September 30, 2024. We recorded a current income tax provision of $9.0 million and a deferred income tax provision of $5.6 million for the three months ended September 30, 2023. Our effective income tax rate of 26% for the three months ended September 30, 2024 differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico. Our effective income tax rate of 5% for the three months ended September 30, 2023 differed from the U.S. federal statutory rate due primarily to recognizing research and experimental expenditure tax credits of $65.1 million in the third quarter of 2023, which were partially offset by permanent differences between book and taxable income and state taxes, primarily in New Mexico.
Nine Months Ended September 30, 2024 as Compared to Nine Months Ended September 30, 2023
Production taxes, transportation and processing. Our production taxes, transportation and processing expenses increased $30.5 million, or 16%, to $219.7 million for the nine months ended September 30, 2024, as compared to $189.2 million for the nine months ended September 30, 2023. This increase was primarily attributable to a $33.1 million increase in production taxes to $174.3 million for the nine months ended September 30, 2024, as compared to $141.2 million for the nine months ended September 30, 2023, primarily due to the increase in oil and natural gas revenues between the two periods. On a unit-of-production basis, our production taxes, transportation and processing expenses decreased 11% to $4.99 per BOE for the nine months ended September 30, 2024, as compared to $5.58 per BOE for the nine months ended September 30, 2023. This decrease was primarily attributable to a decrease in the transportation and processing expense per BOE that resulted from the mix of revenue contracts, including from San Mateo and Pronto, between the two periods.
Lease operating expenses. Our lease operating expenses increased $70.3 million, or 41%, to $242.1 million for the nine months ended September 30, 2024, as compared to $171.8 million for the nine months ended September 30, 2023. Our lease operating expenses per unit of production increased 8% to $5.50 per BOE for the nine months ended September 30, 2024, as compared to $5.07 per BOE for the nine months ended September 30, 2023. These increases were primarily attributable to the increased number of wells being operated by us, including 127 wells from the Advance Acquisition, and operated by other operators (where we own a working interest) and to operating cost inflation for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $28.1 million, or 30%, to $120.6 million for the nine months ended September 30, 2024, as compared to $92.5 million for the nine months ended September 30, 2023. This increase was primarily attributable to increased throughput volumes from Matador and other San Mateo and Pronto customers, which resulted in (i) increased expenses associated with our expanded pipeline operations of $46.1 million for the three months ended September 30, 2024, as compared to $30.0 million for the three months ended September 30, 2023, and (ii) increased expenses associated with our commercial produced water disposal operations of $47.7 million for the three months ended September 30, 2024, as compared to $38.4 million for the three months ended September 30, 2023.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $184.4 million, or 37%, to $681.1 million for the nine months ended September 30, 2024, as compared to $496.6 million for the nine months ended September 30, 2023, primarily as a result of the Advance Acquisition and the approximate 30% increase in our total oil equivalent production for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 6% to $15.48 per BOE for the nine months ended September 30, 2024, as compared to $14.64 per BOE for the nine months ended September 30, 2023, primarily as a result of the Advance Acquisition.
General and administrative. Our general and administrative expenses increased $5.5 million, or 7%, to $86.4 million for the nine months ended September 30, 2024, as compared to $80.9 million for the nine months ended September 30, 2023, primarily as a result of increased payroll for our existing employees as well as with additional employees joining Matador to support our increased land, geoscience, drilling, completion, production, midstream and administration functions as a result of our continued growth. Our general and administrative expenses decreased by 18% on a unit-of-production basis to $1.96 per BOE for the nine months ended September 30, 2024, as compared to $2.38 per BOE for the nine months ended September 30, 2023, primarily as a result of the approximate 30% increase in our total oil equivalent production between the two periods.
Interest expense. For the nine months ended September 30, 2024, we incurred total interest expense of approximately $135.1 million. We capitalized approximately $23.4 million of our interest expense on certain qualifying projects for the nine months ended September 30, 2024 and expensed the remaining $111.7 million to operations. For the nine months ended September 30, 2023, we incurred total interest expense of approximately $101.9 million. We capitalized approximately $16.1 million of our interest expense on certain qualifying projects for the nine months ended September 30, 2023 and expensed the remaining $85.8 million to operations. The increase in interest expense for the nine months ended September 30, 2024 was primarily attributable to an increase in our average debt outstanding between the two periods. In April 2024, we completed the 2026 Notes Tender Offer, the 2026 Notes Redemption and the 2032 Notes Offering and in September 2024 we completed the 2033 Notes Offering, resulting in a net increase in our total senior notes outstanding to $2.15 billion at September 30, 2024 as compared to $1.20 billion at September 30, 2023. In connection with the 2026 Notes Tender Offer, 2026 Notes Redemption and the amendment of our Credit Agreement in March 2024, we also incurred a loss of approximately $5.6 million included in interest expense for the nine months ended September 30, 2024.
Income tax provision (benefit). We recorded a current income tax provision of $26.3 million and a deferred income tax provision of $203.8 million for the nine months ended September 30, 2024. We recorded a current income tax provision of $9.0 million and a deferred income tax provision of $119.6 million for the nine months ended September 30, 2023. Our effective income tax rate of 26% for the nine months ended September 30, 2024 differed from the U.S. federal statutory rate due primarily to permanent differences between book and taxable income and state taxes, primarily in New Mexico. Our effective income tax rate of 18% for the nine months ended September 30, 2023 differed from the U.S. federal statutory rate due primarily to recognizing research and experimental expenditure tax credits of $65.1 million in the third quarter of 2023, which were partially offset by permanent differences between book and taxable income and state taxes, primarily in New Mexico.
Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue to be during the remainder of 2024 and for the foreseeable future, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. On September 18, 2024, we closed the Ameredev Acquisition that was funded through a combination of cash on hand and borrowings under our Credit Agreement. On August 21, 2024, Piñon announced that it expects to be acquired by an affiliate of Enterprise Products Partners L.P. in the fourth quarter of 2024, subject to customary regulatory approvals. We currently expect to receive between $110.0 million and $120.0 million from the sale of Piñon and we expect to use these proceeds to reduce borrowings under our Credit Agreement. Excluding the Ameredev Acquisition and any future significant acquisitions, we expect to fund our 2024 capital expenditures through a combination of cash on hand, operating cash flows and performance incentives paid to us by Five Point Energy, LLC or its affiliates. If capital expenditures were to exceed our operating cash flows during the remainder of 2024, we expect to fund any such excess capital expenditures, including for significant acquisitions, through borrowings under the Credit Agreement or the San Mateo Credit Facility (assuming availability under such facilities) or through other capital sources, including borrowings under expanded or additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to generate operating cash flows and access outside sources of capital.
The Board declared quarterly cash dividends of $0.20 per share of common stock in each of the first, second and third quarters of 2024. On October 16, 2024, the Board amended our dividend policy to increase the quarterly dividend to $0.25 per share of common stock for future dividend payments and also declared a quarterly cash dividend of $0.25 per share of common stock payable on December 6, 2024 to shareholders of record as of November 15, 2024.
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
On September 18, 2024, we and our lenders entered into an amendment to the Fourth Amended and Restated Credit Agreement, which amended our Credit Agreement to, among other things: (i) provide for a term loan of $250.0 million, the full amount of which was borrowed to fund the Ameredev Acquisition, and (ii) increase the elected borrowing commitments under our revolving credit facility from $1.50 billion to $2.25 billion.
The Credit Agreement requires us to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities under the Credit Agreement, of not less than 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of cash or cash equivalents of up to the greater of (a) $150.0 million and (b) 10% of the elected commitment), divided by a rolling four quarter EBITDA calculation, of 3.5 or less. We believe that we were in compliance with the terms of the Credit Agreement at September 30, 2024.
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
On September 25, 2024, we completed the 2033 Notes Offering. We used the net proceeds from the 2033 Notes Offering of approximately $736.4 million, after deducting the initial purchasers’ discounts and estimated offering expenses, to partially repay borrowings outstanding under our Credit Agreement, including all of the $250.0 million in outstanding borrowings under the term loan.
At September 30, 2024, we had cash totaling $23.3 million and restricted cash totaling $53.7 million, which was primarily associated with San Mateo. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries.
At September 30, 2024, we had (i) $500.0 million of outstanding 2028 Notes, (ii) $900.0 million of outstanding 2032 Notes, (iii) $750.0 million of outstanding 2033 Notes, (iv) $955.0 million in borrowings outstanding under the Credit Agreement and (v) approximately $52.9 million in outstanding letters of credit issued pursuant to the Credit Agreement. Between September 30, 2024 and October 22, 2024, we repaid $65.0 million of borrowings under the Credit Agreement.
At September 30, 2024, San Mateo had $526.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Between September 30, 2024 and October 22, 2024, San Mateo repaid $32.0 million of borrowings under the San Mateo Credit Facility.

The outstanding borrowings under the San Mateo Credit Facility mature on December 9, 2026, and lender commitments under the facility were $535.0 million at September 30, 2024. The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments of up to $735.0 million. The San Mateo Credit Facility is non-recourse with respect to Matador and its wholly-owned subsidiaries but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. We believe that San Mateo was in compliance with the terms of the San Mateo Credit Facility at September 30, 2024.
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures for the remainder of 2024. We began 2024 operating seven drilling rigs in the Delaware Basin. We added an eighth operated drilling rig in the first quarter of 2024 and a ninth operated drilling rig late in the second quarter of 2024. Prior to the closing of the Ameredev Acquisition, Ameredev was operating one drilling rig, and upon the consummation of the Ameredev Acquisition, we continued operating a total of nine drilling rigs on the combined Matador and Ameredev properties covering approximately 196,200 net acres. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. On October 22, 2024, we increased our estimated D/C/E capital expenditures for 2024 to a range of $1.15 to $1.35 billion from a range of $1.10 to $1.30 billion, which includes our expected D/C/E capital expenditures on acreage acquired in the Ameredev Acquisition. At October 22, 2024, our estimated midstream capital expenditures for 2024 remained $200.0 to $250.0 million, which includes our proportionate share of San Mateo’s estimated 2024 capital expenditures as well as the estimated 2024 capital expenditures for other wholly-owned midstream projects, including projects completed by Pronto. The midstream capital expenditure budget includes 100% of the costs associated with the Marlan Processing Plant expansion noted above, although, at October 22, 2024, we were continuing to evaluate potential partners in Pronto that would share in these capital expenditures and strategic opportunities. The midstream capital expenditure budget excludes the acquisition cost of Ameredev’s midstream assets. Substantially all of these 2024 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities in the Delaware Basin, South Texas and Haynesville shale. Our 2024 Delaware Basin operated drilling program is expected to focus on the continued development of our various asset areas throughout the Delaware Basin, with a continued emphasis on drilling and completing a high percentage of longer horizontal wells in 2024, including 99% with anticipated completed lateral lengths of one mile or greater.
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
Our unaudited cash flows for the nine months ended September 30, 2024 and 2023 are presented below:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$1,671,926	$1,249,481
Net cash used in investing activities	(3,280,718)	(2,662,324)
Net cash provided by financing activities	1,579,517	927,687
Net change in cash and restricted cash	$(29,275)	$(485,156)
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$1,657,927	$1,296,750
__________________
(1)Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Non-GAAP Financial Measures” below.
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $422.4 million to $1.67 billion for the nine months ended September 30, 2024 from $1.25 billion for the nine months ended September 30, 2023. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased $341.1 million to $1.62 billion for the nine months ended September 30, 2024 from $1.28 billion for the nine months ended September 30, 2023. This increase was primarily attributable to higher oil and natural gas production and higher realized oil prices for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, partially offset by lower realized natural gas prices. Changes in our operating assets and liabilities between the two periods resulted in a net increase of approximately $81.3 million in net cash provided by operating activities for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.
Net Cash Used in Investing Activities
Net cash used in investing activities increased $618.4 million to $3.28 billion for the nine months ended September 30, 2024 from $2.66 billion for the nine months ended September 30, 2023. This increase in net cash used in investing activities was primarily due to (i) $1.83 billion in expenditures related to the Ameredev Acquisition in the third quarter of 2024, (ii) an increase between the periods of $201.2 million in expenditures related to the acquisition of oil and natural gas properties,
(iii) an increase between the periods of $143.6 million in midstream capital expenditures and (iv) an increase between the periods of $50.0 million in D/C/E capital expenditures primarily attributable to our operated and non-operated drilling, completion and equipping activities in the Delaware Basin. These increases were partially offset by a decrease between the periods of $1.61 billion in expenditures related to the Advance Acquisition in the second quarter of 2023.

Net Cash Provided by Financing Activities
Net cash provided by financing activities increased $651.8 million to $1.58 billion for the nine months ended September 30, 2024 from $927.7 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, our primary sources of cash from financing activities included (i) proceeds from the 2032 Notes Offering of $900.0 million, (ii) proceeds from the 2033 Notes Offering of $750.0 million, (iii) proceeds from the 2024 Equity Offering of $344.7 million and (iv) net borrowings under the Credit Agreement of $455.0 million. These increases were partially offset by (i) the repurchase of an aggregate principal amount of approximately $699.2 million of 2026 Notes, (ii) dividends paid of $73.6 million, (iii) net distributions related to San Mateo of $31.4 million, (iv) costs associated with the 2032 Notes Offering and 2033 Notes Offering of $26.1 million, (v) costs to amend the Credit Agreement of $25.9 million and (vi) payment of taxes related to stock-based compensation of $14.5 million. During the nine months ended September 30, 2023, our primary sources of cash from financing activities included proceeds from the issuance of the 2028 Notes of $494.8 million and net borrowings under the Credit Agreement of $530.0 million, partially offset by dividends of $53.5 million, payment of taxes related to stock-based compensation of $22.8 million and net distributions related to San Mateo of $12.9 million.
See Note 5 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our debt, including the Credit Agreement, the San Mateo Credit Facility, the 2028 Notes, the 2032 Notes and the 2033 Notes.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Unaudited Adjusted EBITDA Reconciliation to Net Income
Net income attributable to Matador Resources Company shareholders	$248,291	$263,739	$670,789	$591,535
Net income attributable to non-controlling interest in subsidiaries	24,386	14,660	62,605	42,883
Net income	272,677	278,399	733,394	634,418
Interest expense	36,169	35,408	111,717	85,813
Total income tax provision	85,321	14,589	230,085	128,567
Depletion, depreciation and amortization	242,821	192,794	681,066	496,633
Accretion of asset retirement obligations	1,657	1,218	4,259	2,709
Unrealized (gain) loss on derivatives	(35,118)	(7,482)	(25,364)	8,244
Non-cash stock-based compensation expense	4,279	4,556	10,091	10,777
Net loss on impairment	—	—	—	202
Expense (income) related to contingent consideration and other	243	11,895	3,176	(2,740)
Consolidated Adjusted EBITDA	608,049	531,377	1,748,424	1,364,623
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(33,565)	(23,102)	(90,497)	(67,873)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$574,484	$508,275	$1,657,927	$1,296,750

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$610,437	$460,970	$1,671,926	$1,249,481
Net change in operating assets and liabilities	(15,367)	31,943	(53,416)	27,919
Interest expense, net of non-cash portion	33,469	33,307	99,431	80,817
Current income tax (benefit) provision	(21,096)	8,958	26,280	8,958
Other non-cash and non-recurring expense	606	(3,801)	4,203	(2,552)
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(33,565)	(23,102)	(90,497)	(67,873)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$574,484	$508,275	$1,657,927	$1,296,750
For the three months ended September 30, 2024, net income attributable to Matador shareholders decreased $15.4 million to $248.3 million, as compared to $263.7 million for the three months ended September 30, 2023. The decrease in net income attributable to Matador shareholders primarily resulted from increased depletion, depreciation and amortization expenses of $242.8 million for the three months ended September 30, 2024, as compared to $192.8 million for the three months ended September 30, 2023, and an income tax provision of $85.3 million for the three months ended September 30, 2024, as compared to an income tax provision of $14.6 million for the three months ended September 30, 2023. These decreases to net income were partially offset by higher oil and natural gas production for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, which was partially offset by lower realized oil and natural gas prices.

For the nine months ended September 30, 2024, net income attributable to Matador shareholders increased $79.3 million to $670.8 million, as compared to net income attributable to Matador shareholders of $591.5 million for the nine months ended September 30, 2023. This increase in net income attributable to Matador shareholders primarily resulted from higher oil and natural gas production for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. These increases were partially offset by increased depletion, depreciation and amortization expenses of $681.1 million for the nine months ended September 30, 2024, as compared to $496.6 million for the nine months ended September 30, 2023, increased lease operating expense of $242.1 million for the nine months ended September 30, 2024, as compared to $171.8 million for the nine months ended September 30, 2023, increased interest expense of $111.7 million for the nine months ended September 30, 2024, as compared to $85.8 million for the nine months ended September 30, 2023, and an income tax provision of $230.1 million for the nine months ended September 30, 2024, as compared to $128.6 million for the nine months ended September 30, 2023.
Adjusted EBITDA, a non-GAAP financial measure, increased $66.2 million to $574.5 million for the three months ended September 30, 2024, as compared to $508.3 million for the three months ended September 30, 2023. This increase was primarily attributable to higher oil and natural gas production, partially offset by lower oil and natural gas prices, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.
Adjusted EBITDA, a non-GAAP financial measure, increased $361.2 million to $1.66 billion for the nine months ended September 30, 2024, as compared to $1.30 billion for the nine months ended September 30, 2023. This increase is primarily attributable to higher oil and natural gas production and higher realized oil prices, partially offset by lower natural gas prices, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.
Off-Balance Sheet Arrangements
From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2024, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) firm gathering, transportation, processing, fractionation, sales and disposal commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, we have no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 10 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.
Obligations and Commitments
We had the following material contractual obligations and commitments at September 30, 2024:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations
Borrowings, including letters of credit(1)	$1,542,908	$—	$535,000	$1,007,908	$—
Senior unsecured notes(2)	2,150,000	—	—	500,000	1,650,000
Office leases	6,964	4,409	2,555	—	—
Non-operated drilling commitments(3)	50,507	50,507	—	—	—
Drilling rig contracts(4)	22,967	22,967	—	—	—
Asset retirement obligations(5)	124,639	5,247	6,351	2,063	110,978
Transportation, gathering, processing and disposal agreements with non-affiliates(6)	617,478	112,243	202,501	146,051	156,683
Transportation, gathering, processing and disposal agreements with San Mateo(7)	131,747	17,939	113,808	—	—
Midstream contracts(8)	107,785	107,785	—	—	—
Total contractual cash obligations	$4,754,995	$321,097	$860,215	$1,656,022	$1,917,661
__________________

(1)The amounts included in the table above represent principal maturities only. At September 30, 2024, we had $955.0 million in borrowings outstanding under the Credit Agreement and approximately $52.9 million in outstanding letters of credit issued pursuant to the Credit Agreement. The Credit Agreement matures March 22, 2029. At September 30, 2024, San Mateo had $526.0 million of borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The San Mateo Credit Facility matures December 9, 2026. Assuming the amounts outstanding and interest rates of 7.14% and 7.45%, respectively, for the Credit Agreement and the San Mateo Credit Facility at September 30, 2024, the interest expense for such facilities is expected to be approximately $69.1 million and $39.7 million, respectively, each year until maturity.
(2)The amounts included in the table above represent principal maturities only. Interest expense on the $500.0 million of outstanding 2028 Notes as of September 30, 2024 is expected to be approximately $34.4 million each year until maturity. Interest expense on the $900.0 million of outstanding 2032 Notes as of September 30, 2024 is expected to be approximately $58.5 million. Interest expense on the $750.0 million of outstanding 2033 Notes as of September 30, 2024 is expected to be approximately $46.9 million.
(3)At September 30, 2024, we had outstanding commitments to participate in the drilling and completion of various non-operated wells.
(4)We do not own or operate our own drilling rigs, but instead we enter into contracts with third parties for such drilling rigs.
(5)The amounts included in the table above represent discounted cash flow estimates for future asset retirement obligations at September 30, 2024.
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
(8)At September 30, 2024, we had outstanding commitments related to the construction and installation of Pronto’s additional natural gas processing plant with a designed inlet processing capacity of 200 MMcf per day, including a nitrogen rejection unit and additional related facilities, in addition to commitments to purchase compressors to be utilized in midstream operations.
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
Oil prices were lower in the third quarter of 2024, as compared to the third quarter of 2023. For the three months ended September 30, 2024, oil prices averaged $75.27 per Bbl, ranging from a high of $83.88 per Bbl in early July to a low of $65.75 per Bbl in mid-September, based upon the West Texas Intermediate (“WTI”) oil futures contract price for the earliest delivery date. Oil prices averaged $82.22 per Bbl for the three months ended September 30, 2023. We realized a weighted average oil price of $75.67 per Bbl (with no realized gains or losses from oil derivatives) for our oil production for the three months ended September 30, 2024, as compared to $82.49 per Bbl (with no realized gains or losses from oil derivatives) for our oil production for the three months ended September 30, 2023. At October 22, 2024, the WTI oil futures contract for the earliest delivery date had decreased from the average price for the third quarter of 2024 of $75.27 per Bbl, settling at $72.09 per Bbl, which was a decrease as compared to $88.75 per Bbl at October 20, 2023.

Natural gas prices were lower in the third quarter of 2024, as compared to the third quarter of 2023. For the three months ended September 30, 2024, natural gas prices averaged $2.23 per MMBtu, ranging from a low of $1.90 per MMBtu in late August to a high of $2.92 per MMBtu in late September, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. Natural gas prices averaged $2.66 per MMBtu for the three months ended September 30, 2023. We report production volumes in two streams, oil and natural gas (which includes both dry gas and NGLs). Waha prices were also lower for the third quarter of 2024, as compared to the third quarter of 2023, which contributed to lower realized weighted average natural gas prices for the third quarter of 2024. We realized a weighted average natural gas price of $1.83 per Mcf ($1.94 per Mcf including realized gains from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended September 30, 2024, as compared to $3.56 per Mcf ($3.34 per Mcf including realized losses from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended September 30, 2023. Certain volumes of our natural gas production are sold at prices established at the beginning of each month by the various markets where we sell our natural gas production, and certain volumes of our natural gas production are sold at daily market prices. At October 22, 2024, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had increased from the average price for the third quarter of 2024 of $2.23 per MMBtu, to $2.31 per MMBtu, which was a decrease as compared to $2.90 per MMBtu at October 20, 2023.
The prices we receive for oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the WTI oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At September 30, 2024, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and a significant portion of our natural gas production from the Delaware Basin was sold based on Houston Ship Channel pricing, while the remainder of our Delaware Basin natural gas production was sold primarily based on prices established at the Waha hub in far West Texas.
The Midland-Cushing (Oklahoma) oil price differential has been highly volatile in recent years. At October 22, 2024, this oil price differential was positive at approximately +$0.60 per Bbl. At October 22, 2024, we had no derivative contracts in place to mitigate our exposure to this Midland-Cushing (Oklahoma) oil price differential for 2024.
Certain volumes of our Delaware Basin natural gas production are exposed to the Waha-Henry Hub basis differential, which has also been highly volatile in recent years. Concerns about natural gas pipeline takeaway capacity out of the Delaware Basin have increased, particularly beginning in the latter half of 2022. As a result, the Waha-Henry Hub basis differential began to widen. The Waha-Henry Hub basis differential averaged ($2.35) per MMBtu for the nine months ended September 30, 2024. Between September 30, 2024 and October 22, 2024, this natural gas price differential remained wide at approximately ($2.30) per MMBtu. As a result of low natural gas prices or wide Waha basis differentials, from time to time we or our non-operated partners may elect to temporarily shut in or restrict a portion of our natural gas production. A significant portion of our Delaware Basin natural gas production, however, is sold at Houston Ship Channel pricing and is not exposed to Waha pricing. During 2022 and 2023, we typically realized a narrower differential to natural gas sold at the Waha hub despite higher transportation charges incurred to transport the natural gas to the Gulf Coast. At certain times, we may also sell a portion of our natural gas production into other markets to improve our realized natural gas pricing. Further, approximately 6% of our reported natural gas production for the nine months ended September 30, 2024 was attributable to the Haynesville and Eagle Ford shale plays, which are not exposed to Waha pricing. In addition, as a two-stream reporter, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
From time to time, we use derivative financial instruments to mitigate our exposure to commodity price risk associated with oil, natural gas and NGL prices. Even so, decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. This, in turn, may affect the liquidity that can be accessed through the borrowing base under the Credit Agreement and through the capital markets. During the first nine months of 2024, we realized a net gain on our natural gas basis differential derivative contracts of approximately $8.6 million, resulting primarily from natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts. At October 22, 2024, we had derivative natural gas basis differential swap contracts in place to mitigate our exposure to the Waha-Henry Hub basis differential for approximately 2.8 Bcf of our anticipated natural gas production for the remainder of 2024 and 11.0 Bcf for 2025.
We have at times experienced pipeline-related interruptions to our oil, natural gas or NGL production or produced water disposal. In certain recent periods, shortages of NGL fractionation capacity were experienced by certain operators in the Delaware Basin. Although we did not encounter such fractionation capacity problems, we can provide no assurances that such problems will not arise. If we do experience any material interruptions with produced water disposal, takeaway capacity or NGL fractionation, our oil and natural gas revenues, business, financial condition, results of operations and cash flows could be adversely affected. Should we experience future periods of negative pricing for natural gas, as we did during the second and third quarters of 2024, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At September 30, 2024, Bank of America, PNC Bank, Truist Bank, The Bank of Nova Scotia, Royal Bank of Canada, Comerica Bank and BOKF (or affiliates thereof) were the counterparties for our derivative instruments. We have considered the credit standing of the counterparty in determining the fair value of our derivative financial instruments.
At September 30, 2024, we had various costless collar contracts open and in place to mitigate our exposure to oil price volatility, each with an established price floor and ceiling. At September 30, 2024, we had natural gas basis differential swap contracts open and in place to mitigate our exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price.
See Note 8 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments. Such information is incorporated herein by reference.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2024, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
We are party to several legal proceedings encountered in the ordinary course of business. While the ultimate outcome and impact on us cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on our financial condition, results of operations or cash flows.
During the three months ended September 30, 2024, there were no material changes regarding the legal proceedings we have disclosed in “Item 3. Legal Proceedings” in the Annual Report.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see “Item 1A. Risk Factors” in the Annual Report.
Item 2. Repurchase of Equity by the Company or Affiliates
During the quarter ended September 30, 2024, the Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
July 1, 2024 to July 31, 2024	—	$—	—	—
August 1, 2024 to August 31, 2024	297	$55.48	—	—
September 1, 2024 to September 30, 2024	334	$55.62	—	—
Total	631	$55.55	—	—
_________________
(1)The shares were not re-acquired pursuant to any repurchase plan or program. The Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.
Item 5. Other Information
Insider Trading Plans
During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

2.3*
Amendment No. 1 to Securities Purchase Agreement, dated August 29, 2024, by and among MRC Toro, LLC, Ameredev II Parent, LLC, Ameredev Intermediate II, LLC and Ameredev Stateline II, LLC (filed herewith).

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

4.1
Indenture, dated as of September 25, 2024, by and among the Company, the Guarantor Subsidiaries and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 25, 2024.

4.2
First Supplemental Indenture, dated as of September 20, 2024, by and among MRC Toro, LLC, a subsidiary of the Company, the existing Guarantor Subsidiaries, the Company and U.S. Bank Trust Company, National Association, as trustee (filed herewith).

4.3
Second Supplemental Indenture, dated as of September 20, 2024, by and among MRC Toro, LLC, a subsidiary of the Company, the existing Guarantor Subsidiaries, the Company and Computershare Trust Company, N.A., as trustee (filed herewith).

10.1
Sixth Amendment to Fourth Amended and Restated Credit Agreement, dated as of September 18, 2024, by and among MRC Energy Company, as Borrower, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 19, 2024).

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

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Income - Unaudited, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

MATADOR RESOURCES COMPANY

Date: October 25, 2024	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: October 25, 2024	By:	/s/ Brian J. Willey
Brian J. Willey
Executive Vice President and Chief Financial Officer