Form 10-K
period 2024-12-31
Matador Resources Co
filed 2025-02-25
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,917,323,570.

As of February 18, 2025, there were 125,207,212 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Auditor Name: KPMG LLP	Auditor Location: Dallas, TX	Auditor Firm ID: 185

MATADOR RESOURCES COMPANY
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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
By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: general economic conditions; our ability to execute our business plan, including whether our drilling program is successful; changes in oil, natural gas and natural gas liquids (“NGL”) prices and the demand for oil, natural gas and NGLs; our ability to replace reserves and efficiently develop current reserves; the operating results of our midstream business’s oil, natural gas and water gathering and transportation systems, pipelines and facilities, the acquiring of third-party business and the drilling of any additional salt water disposal wells; costs of operations; delays and other difficulties related to producing oil, natural gas and NGLs; delays and other difficulties related to regulatory and governmental approvals and restrictions; impact on our operations due to seismic events; availability of sufficient capital to execute our business plan, including from future cash flows, capital markets, available borrowing capacity under our revolving credit facilities and otherwise; our ability to make acquisitions on economically acceptable terms; our ability to integrate acquisitions; the operating results of and availability of any potential distributions from our joint ventures; weather and environmental conditions; disruption from our acquisitions making it more difficult to maintain business and operational relationships; significant transaction costs associated with our acquisitions; the risk of litigation and/or regulatory actions related to our acquisitions; and the other factors discussed below and elsewhere in this Annual Report and in other documents that we file with or furnish to the United States Securities and Exchange Commission (the “SEC”), all of which are difficult to predict. Forward-looking statements may include statements about:
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
•tariffs and trade restrictions;
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

PART I

Item 1. Business.
In this Annual Report, (i) references to “we,” “our” or the “Company” refer to Matador Resources Company and its subsidiaries as a whole (unless the context indicates otherwise), (ii) references to “Matador” refer solely to Matador Resources Company, (iii) references to “Ameredev” refer to Ameredev Stateline II, LLC, (iv) references to “Piñon” refer to Piñon Midstream, LLC, (v) references to the “Ameredev Acquisition” refer to the acquisition of Ameredev from affiliates of EnCap Investments L.P., including (a) certain oil and natural gas producing properties and undeveloped acreage located in Lea County, New Mexico and Loving and Winkler Counties, Texas, and (b) an approximate 19% stake in the parent company of Piñon, which was completed by a subsidiary of the Company on September 18, 2024, (vi) references to “Advance” refer to Advance Energy Partners Holdings, LLC, (vii) references to the “Advance Acquisition” refer to the acquisition of Advance from affiliates of EnCap Investments L.P., including certain oil and natural gas producing properties, undeveloped acreage and midstream assets located primarily in Lea County, New Mexico and Ward County, Texas, that was completed by a subsidiary of the Company on April 12, 2023, and the acquisition of additional interests from affiliates of EnCap Investments L.P., including overriding royalty interests and royalty interests in certain oil and natural gas properties located primarily in Lea County, New Mexico on December 1, 2023, (viii) references to “San Mateo” refer to San Mateo Midstream, LLC, collectively with its subsidiaries (including, as of December 18, 2024, Pronto), and (ix) references to “Pronto” refer to Pronto Midstream, LLC, together with its subsidiary. For certain oil and natural gas terms used in this Annual Report, see the “Glossary of Oil and Natural Gas Terms” included in this Annual Report.
General
We are an independent energy company engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States, with an emphasis on oil and natural gas shale and other unconventional plays. Our current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. We also have operations in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. Additionally, we conduct midstream operations in support of, and to provide flow assurance for, our exploration, development and production operations and provide natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties.
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
•identify and develop midstream opportunities that support and enhance our exploration and development activities and that generate value for San Mateo and Matador;
•maintain our financial discipline;
•return capital to shareholders through our dividend policy;
•pursue opportunistic acquisitions, divestitures and joint ventures; and
•provide the energy that society needs in a manner that is safe, protects the environment and is consistent with the oil and natural gas industry’s best practices.
The successful execution of our business strategies, including the Ameredev Acquisition, led to increases in our oil and natural gas production and proved oil and natural gas reserves in 2024. We also improved the capital efficiency of our drilling and completion operations and achieved several key operational milestones throughout the year (as further described below in “—Exploration and Production Segment—Southeast New Mexico and West Texas—Delaware Basin”). In addition, we achieved several key capital resources objectives during the year, including generating free cash flow, paying down a portion of the borrowings that funded the Advance Acquisition and Ameredev Acquisition, increasing our quarterly cash dividend and earning performance incentives from Five Point Energy, LLC or its affiliates (“Five Point”), our joint venture partner in San Mateo. Further, we completed several important financing transactions in 2024, including the Pronto Transaction, the 2024 Equity Offering, the 2026 Notes Repurchase, the 2032 Notes Offering and the 2033 Notes Offering, twice increasing the elected borrowing commitment and the borrowing base under our Credit Agreement and increasing the lender commitments under the San Mateo Credit Facility (all as defined below). San Mateo also achieved important milestones in 2024, including completing the natural gas pipeline connections between Pronto and San Mateo and between Pronto and Matador’s acreage obtained in the Advance Acquisition. These connector pipelines provide further flow assurance and options for Matador and third-party customer natural gas, and resulted in Pronto and San Mateo’s plants operating at or above nameplate capacity at times during 2024.
2024 Highlights
Ameredev Acquisition
On September 18, 2024, our wholly-owned subsidiary completed the acquisition of Ameredev from affiliates of EnCap
Investments L.P., including (i) certain oil and natural gas producing properties and undeveloped acreage located in Lea County, New Mexico and Loving and Winkler Counties, Texas, and (ii) an approximate 19% stake in the parent company of Piñon. The Ameredev Acquisition had an effective date of June 1, 2024 and an aggregate as-adjusted closing purchase price of approximately $1.83 billion in cash, which amount is subject to customary post-closing adjustments. The purchase price for the Ameredev Acquisition was funded by a combination of cash on hand and borrowings under our existing secured revolving credit facility (the “Credit Agreement”), which was amended on September 18, 2024 to, among other things: (i) provide for a term loan of $250.0 million, the full amount of which was borrowed to fund the Ameredev Acquisition, and (ii) increase the elected borrowing commitments under the revolving credit facility from $1.50 billion to $2.25 billion. On September 25, 2024, we completed the sale of $750.0 million in aggregate principal amount of our 6.25% senior unsecured notes due 2033 (the “2033 Notes”) and used the net proceeds to partially repay borrowings outstanding under our Credit Agreement, including all of the $250.0 million in outstanding borrowings under the term loan. On October 28, 2024, Piñon was acquired by an affiliate of Enterprise Products Partners L.P. We received $113.6 million from the sale of Piñon during the fourth quarter of 2024 and used these proceeds to reduce borrowings under our Credit Agreement. We currently expect to receive an additional $4.8 million from the sale of Piñon in the first half of 2025.

The results of operations for the Ameredev Acquisition since the closing date of September 18, 2024 have been included in our consolidated financial statements for the year ended December 31, 2024. The oil and natural gas production from the Ameredev Acquisition increased our revenues and net income for the period from September 18, 2024 through December 31, 2024 by $118.0 million and $34.8 million, respectively. See Note 6 to the consolidated financial statements in this Annual Report for more information regarding the Ameredev Acquisition. Such information is incorporated herein by reference.
Increased Oil, Natural Gas and Oil Equivalent Production
For the year ended December 31, 2024, we achieved record oil, natural gas and average daily oil equivalent production. In 2024, we produced 36.5 million Bbl of oil, an increase of 33%, as compared to 27.5 million Bbl of oil produced in 2023. We also produced 155.8 Bcf of natural gas, an increase of 26% from 123.4 Bcf of natural gas produced in 2023. Our average daily oil equivalent production for the year ended December 31, 2024 was 170,751 BOE per day, including 99,808 Bbl of oil per day and 425.7 MMcf of natural gas per day, an increase of 30%, as compared to 131,813 BOE per day, including 75,457 Bbl of oil per day and 338.1 MMcf of natural gas per day, for the year ended December 31, 2023. The increase in oil and natural gas production was primarily attributable to the Ameredev Acquisition and our ongoing delineation and development drilling activities in the Delaware Basin throughout 2024, which offset declining production in the Eagle Ford shale and Northwest Louisiana. Oil production comprised 58% and 57% of our total production (using a conversion ratio of one Bbl of oil per six Mcf of natural gas) for the years ended December 31, 2024 and 2023, respectively.
Increased Oil, Natural Gas and Oil Equivalent Reserves
At December 31, 2024, our estimated total proved oil and natural gas reserves were 611.5 million BOE, including 361.8 million Bbl of oil and 1.50 Tcf of natural gas, an increase of 33% from 460.1 million BOE, including 272.3 million Bbl of oil and 1.13 Tcf of natural gas, at December 31, 2023. The Standardized Measure of our total proved oil and natural gas reserves increased 21% from $6.11 billion at December 31, 2023 to $7.38 billion at December 31, 2024. The PV-10 of our total proved oil and natural gas reserves increased 20% from $7.70 billion at December 31, 2023 to $9.23 billion at December 31, 2024. The increases in our Standardized Measure and PV-10 were primarily a result of a 33% increase in our total proved oil and natural gas reserves at December 31, 2024, as compared to December 31, 2023, partially offset by the lower unweighted arithmetic average oil and natural gas prices used to estimate proved reserves at December 31, 2024, as compared to December 31, 2023. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see “—Estimated Proved Reserves.”
At December 31, 2024, estimated proved developed reserves included 206.3 million Bbl of oil and 963.2 Bcf of natural gas, and estimated proved undeveloped reserves included 155.6 million Bbl of oil and 535.0 Bcf of natural gas. Proved developed reserves and proved oil reserves comprised 60% and 59%, respectively, of our total proved oil and natural gas reserves at December 31, 2024. Proved developed reserves and proved oil reserves comprised 63% and 59%, respectively, of our total proved oil and natural gas reserves at December 31, 2023.
Operational Highlights
We focus on optimizing the development of our resource base by seeking ways to maximize our recovery per well relative to the cost incurred and to minimize our operating costs per BOE produced. We apply an analytical approach to track and monitor the effectiveness of our drilling and completion techniques and service providers. This allows us to better manage operating costs, the pace of development activities, technical applications, the gathering and marketing of our production and capital allocation. Additionally, we concentrate on our core areas, which allows us to achieve economies of scale and reduce operating costs. Largely as a result of these factors, we believe that we have increased our technical knowledge of drilling, completing and producing Delaware Basin wells. We expect the Delaware Basin will continue to be our primary area of focus in 2025.
We completed and began producing oil and natural gas from 251 gross (110.2 net) horizontal wells in the Delaware Basin in 2024, including 124 gross (101.9 net) operated and 127 gross (8.3 net) non-operated wells. At December 31, 2024, our total acreage position in the Delaware Basin was approximately 328,000 gross (198,700 net) acres, primarily in Lea and Eddy Counties, New Mexico and Loving, Ward and Winkler Counties, Texas. We have focused our Delaware Basin operations on the following asset areas: the Stateline, Rustler Breaks and Arrowhead asset areas in Eddy County, New Mexico, the Antelope Ridge, Ranger and Twin Lakes asset areas in Lea County, New Mexico and the West Texas asset area in Loving, Ward and Winkler Counties, Texas. Our Delaware Basin properties are the most significant component of our asset portfolio. Our average daily oil equivalent production from the Delaware Basin increased approximately 31% to 166,273 BOE per day (97% of total oil equivalent production), including 99,086 Bbl of oil per day (99% of total oil production) and 403.1 MMcf of natural gas per day (95% of total natural gas production), in 2024, as compared to 126,720 BOE per day (96% of total oil equivalent production), including 74,697 Bbl of oil per day (99% of total oil production) and 312.1 MMcf of natural gas per day (92% of total natural gas production), in 2023. We expect our Delaware Basin production to increase in 2025 as we continue the delineation and development of these asset areas.

During 2024, we achieved several operational milestones in the Delaware Basin. These milestones (as further described below in “—Exploration and Production Segment—Southeast New Mexico and West Texas—Delaware Basin”) were each achieved when we turned to sales:
•21 Antelope Ridge wells on properties acquired in the Advance Acquisition in the first half of 2024, which matched the largest single batch development project in our history;
•Five U-Turn wells in the second half of 2024, with significantly reduced drilling time as compared to our initial U-Turn wells that we turned to sales in 2023; and
•increased efficiencies and capital savings through the introduction of Trimul-Frac and continued use of Simul-Frac.
In addition to achieving these key operational milestones, other operational highlights in the Delaware Basin (as further described below in “—Exploration and Production Segment—Southeast New Mexico and West Texas—Delaware Basin”) in 2024 included:
•continued drilling of longer laterals, with average completed lateral length for operated wells turned to sales in 2024 of approximately 9,300 feet; and
•capital expenditures for drilling, completing and equipping wells (“D/C/E capital expenditures”) for 2024 of $1.32 billion, which was within our estimated range for 2024 D/C/E capital expenditures of $1.15 to $1.35 billion, as provided on October 22, 2024.
Capital Resources and Financing Highlights
During 2024, we achieved several significant and important capital resources objectives, which included:
•the generation of free cash flow in all four quarters of 2024;
•the amendment of our dividend policy in the fourth quarter of 2024, pursuant to which we increased the quarterly cash dividend from $0.20 per share of common stock to $0.25 per share of common stock;
•the receipt of $219.8 million in special distributions from San Mateo as a result of the Pronto Transaction; and
•the receipt of $23.8 million in performance incentives directly from Five Point.
In addition, we completed several financing transactions in 2024 that increased our operational flexibility, while preserving the strength of our balance sheet and improving our liquidity position. These transactions included:
•the underwritten public offering of 5,250,000 shares of our common stock (the “2024 Equity Offering”);
•the repurchase of all of the aggregate principal amount of approximately $699.2 million of outstanding senior notes due 2026 (the “2026 Notes”) through our cash tender offer and subsequent exercise of our optional redemption right in April 2024 (the “2026 Notes Repurchase”);
•the issuance of $900.0 million in aggregate principal amount of 6.50% senior notes due 2032 (the “2032 Notes”, and such issuance, the “2032 Notes Offering”);
•the issuance of $750.0 million in aggregate principal amount of 2033 Notes (the “2033 Notes Offering”);
•the spring and fall redeterminations under, and amendments of, our Credit Agreement to collectively (i) increase the borrowing base to $3.25 billion, as compared to $2.50 billion at December 31, 2023, (ii) increase the elected borrowing commitment to $2.25 billion, as compared to $1.325 billion at December 31, 2023, (iii) increase the maximum facility amount to $3.50 billion, as compared to $2.00 billion at December 31, 2023, (iv) extend the maturity date from October 31, 2026 to March 22, 2029 and (v) add five new banks to our lending group; and
•the amendment of San Mateo’s secured revolving credit facility (the “San Mateo Credit Facility”) in November 2024 to (i) increase the lender commitments from $535.0 million to $800.0 million, (ii) extend the maturity date from December 9, 2026 to November 26, 2029 and (iii) add six new banks to San Mateo’s lending group.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding these financing transactions.
Midstream Highlights
Matador conducts its midstream operations primarily through San Mateo, which is owned 51% by us and 49% by our joint venture partner, Five Point.

On December 18, 2024, we completed a transaction with Five Point in which we contributed Pronto, a wholly-owned subsidiary of the Company, to San Mateo, and Five Point made a cash contribution to San Mateo of $171.5 million (the “Pronto Transaction”). In connection with the Pronto Transaction, we received a special distribution from San Mateo of approximately $219.8 million. In addition, we have the potential to earn up to $75.0 million in incentive payments from Five Point over a five-year period. San Mateo continues to be owned 51% by us and 49% by Five Point.
Pronto owns and operates the Marlan cryogenic natural gas processing plant (the “Marlan Processing Plant”), which has a designed inlet capacity of 60 MMcf of natural gas per day. Pronto is expanding the Marlan Processing Plant to add an additional plant with a designed inlet capacity of 200 MMcf of natural gas per day, which would increase the total capacity of the Marlan Processing Plant to 260 MMcf of natural gas per day. Pronto also owns and operates five compressor stations and approximately 120 miles of natural gas gathering pipelines in Lea and Eddy Counties, New Mexico.
In connection with the Pronto Transaction, Matador dedicated to Pronto its current and certain future leasehold interests in the Ranger and Antelope Ridge asset areas pursuant to 15-year, fixed fee natural gas gathering, compression, treating and processing agreements whereby Pronto will gather, compress, treat and process natural gas produced from our operated wells in northern Lea County, New Mexico. In addition, Pronto entered into certain agreements with Northwind Midstream Partners LLC (“Northwind”), an affiliate of Five Point, whereby Northwind will treat certain sour gas gathered and delivered by Pronto in northern Lea County, New Mexico. Under these agreements, Northwind will redeliver the treated sweet gas from Pronto and other third-party customers to Pronto for processing.
San Mateo achieved strong operating results in 2024, highlighted by (i) free cash flow generation, (ii) increased midstream services revenues and (iii) increased natural gas gathering and processing volumes, produced water handling volumes and oil gathering and transportation volumes.
In March 2024, we completed our natural gas pipeline connections between Pronto and San Mateo and between Pronto and Matador’s acreage obtained in the Advance Acquisition. These connector pipelines provide further flow assurance and options for Matador and third-party customer natural gas, and resulted in Pronto and San Mateo’s plants operating at or above nameplate capacity at times during 2024.
During 2024, San Mateo and Pronto also closed new midstream transactions with oil and natural gas producers and other counterparties in Eddy and Lea Counties, New Mexico, which are expected to generate additional natural gas gathering and processing and water handling volumes in future periods. A majority of these new opportunities reflect additional business awarded to San Mateo and Pronto by existing customers, which we believe is indicative of the quality of service San Mateo and Pronto provides to all of its customers in the Delaware Basin.
At December 31, 2024, following the Pronto Transaction, San Mateo’s midstream system included:
•Natural Gas Assets: 520 MMcf per day of designed natural gas cryogenic processing capacity and approximately 295 miles of natural gas gathering pipelines in Eddy and Lea Counties, New Mexico and Loving County, Texas, including 43 miles of large diameter natural gas gathering lines spanning from the Stateline asset area to the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”);
•Oil Assets: three oil central delivery points (“CDP”) with over 100,000 Bbl of designed oil throughput capacity and approximately 110 miles of oil gathering and transportation pipelines in Eddy County, New Mexico and Loving County, Texas, as well as a 400,000-acre joint development area with Plains Marketing, L.P. (“Plains”) to gather our and other producers’ oil production in Eddy County, New Mexico; and
•Produced Water Assets: 16 commercial salt water disposal wells and associated facilities with designed produced water disposal capacity of 475,000 Bbl per day and approximately 180 miles of produced water gathering pipelines in Eddy County, New Mexico and Loving County, Texas.
On September 18, 2024, we completed the Ameredev Acquisition, which included approximately 180 miles of gas gathering, water gathering and oil transportation and gathering pipeline assets.
Environmental, Social and Governance (“ESG”) Initiatives
We are committed to creating long-term value in a responsible manner. Our aim is to reliably and profitably provide the energy that society needs in a manner that is safe, protects the environment and is consistent with the industry’s best practices and highest applicable regulatory and legal standards. We also report on our stewardship efforts in our annual Sustainability Report using quantitative metrics aligned with standards developed by an industry leader, the Sustainability Accounting Standards Board (SASB).
Highlights from our ESG initiatives, which generally relate to our operations in 2023 except as otherwise noted, include:

•decreased Exploration and Production direct greenhouse gas emissions intensity by 58% in 2023, as compared to 2019;
•decreased methane emissions intensity by 76% in 2023, as compared to 2019;
•decreased flaring intensity by 82% in 2023, as compared to 2019;
•utilized non-fresh water in 97% of total water consumption in 2023;
•increased number of wells utilizing recycled produced water to 89% of total wells completed in 2023, as compared to 72% in 2022;
•transported 99% of operated produced water and 96% of operated produced oil by pipeline in 2024; and
•provided approximately 22,500 hours of employee continuing education, equating to approximately 50 hours per employee in 2024.
The data utilized in calculating such metrics is subject to certain reporting rules, regulatory reviews, definitions, calculation methodologies, estimates, adjustments and other factors. We expect to complete the review of fiscal year 2024 data from our ESG initiatives in the second half of 2025 in connection with the preparation of our 2024 Sustainability Report.
Exploration and Production Segment
Our current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. We also have operations in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. During 2024, we devoted most of our efforts and most of our capital expenditures to our drilling and completion operations and midstream operations in the Wolfcamp and Bone Spring plays in the Delaware Basin. Since our inception, our exploration and development efforts have concentrated primarily on known hydrocarbon-producing basins with well-established production histories offering the potential for multiple-zone completions.
The following table presents certain summary data for each of our operating areas as of and for the year ended December 31, 2024.

			Producing		Total Identified		Estimated Net Proved
			Wells		Drilling Locations(1)		Reserves(2)		Avg. Daily
	Gross	Net	Gross	Net	Gross	Net		%	Production
	Acreage	Acreage					MBOE(3)	Developed	(BOE/d)(3)
Southeast New Mexico/West Texas:
Delaware Basin(4)	328,000	198,700	1,949	1,019.8	5,080	1,869	606,196	59.7	166,273
South Texas:
Eagle Ford(5)	2,900	2,900	31	30.3	6	4	1,667	58.8	986
Northwest Louisiana
Haynesville	16,200	8,900	268	18.5	131	13	3,286	100.0	2,859
Cotton Valley(6)	15,700	14,800	66	39.0	144	37	387	100.0	633
Area Total(7)	18,500	17,300	334	57.5	275	50	3,673	100.0	3,492
Total	349,400	218,900	2,314	1,107.6	5,361	1,923	611,536	60.0	170,751
__________________
(1)Identified and engineered drilling locations. These locations have been identified for potential future drilling and were not producing at December 31, 2024. The total net engineered drilling locations are calculated by multiplying the gross engineered drilling locations in an operating area by our working interest participation in such locations. Individual horizontal drilling locations generally represent a variety of lateral lengths, from one mile to greater than two miles, based upon our current assumptions for a well that could be drilled at that location given our current acreage position. At December 31, 2024, approximately 77% of these identified drilling locations in the Delaware Basin were expected to be horizontal laterals with lateral lengths of approximately two miles or greater, and approximately 89% are expected to have lateral lengths of approximately 1.5 miles or greater. At December 31, 2024, these engineered drilling locations included 439 gross (258 net) operated and non-operated locations to which we have assigned proved undeveloped reserves, primarily in the Wolfcamp or Bone Spring plays, but also in the Brushy Canyon and Avalon formations, in the Delaware Basin. At December 31, 2024, we had assigned no proved undeveloped reserves to our leasehold in Northwest Louisiana.
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
(4)Includes potential future engineered drilling locations in the Wolfcamp, Bone Spring, Brushy Canyon, Yeso and Avalon plays on our acreage in the Delaware Basin at December 31, 2024.

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
We are active both as an operator and as a non-operating, co-working interest owner with various industry participants. At December 31, 2024, we operated a significant majority of our acreage in the Delaware Basin in Southeast New Mexico and West Texas. In those wells where we are not the operator, our working interests are often relatively small. At December 31, 2024, we also operated approximately 100% of our Eagle Ford acreage and approximately 51% of our Northwest Louisiana acreage.
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
At December 31, 2024, our total acreage position in Southeast New Mexico and West Texas was approximately 328,000 gross (198,700 net) acres, primarily in Lea and Eddy Counties, New Mexico and Loving, Ward and Winkler Counties, Texas. These acreage totals included approximately 73,700 gross (42,100 net) acres in our Ranger asset area in Lea County, 59,600 gross (24,000 net) acres in our Arrowhead asset area in Eddy County, 47,000 gross (26,500 net) acres in our Rustler Breaks asset area in Eddy County, 63,800 gross (50,400 net) acres in our Antelope Ridge asset area in Lea County, 2,900 gross (2,900 net) acres in our Stateline asset area in Eddy County, 47,300 gross (30,000 net) acres in our Twin Lakes asset area in Lea County and 33,200 gross (22,300 net) acres in our West Texas asset area in Loving, Ward and Winkler Counties at December 31, 2024. We consider the vast majority of our Delaware Basin acreage position to be prospective for oil and liquids-rich targets in the Bone Spring and Wolfcamp formations. Other potential targets on certain portions of our acreage include the Brushy Canyon and Avalon formations, as well as the Abo, Strawn, Devonian, Penn Shale, Atoka, Yeso and Morrow formations. At December 31, 2024, our acreage position in the Delaware Basin was approximately 79% held by existing production. Excluding the Twin Lakes asset area, our acreage position in the Delaware Basin was approximately 88% held by existing production at December 31, 2024.
During the year ended December 31, 2024, we continued the delineation and development of our Delaware Basin acreage. We completed and began producing oil and natural gas from 251 gross (110.2 net) horizontal wells in the Delaware Basin, including 124 gross (101.9 net) operated horizontal wells and 127 gross (8.3 net) non-operated horizontal wells, throughout our various asset areas. At December 31, 2024, we had tested a number of different producing horizons at various locations across our acreage position, including the Brushy Canyon, two benches of the Avalon, two benches of the First Bone Spring, the Second Bone Spring Carbonate, three benches of the Second Bone Spring Sand, three benches of the Third Bone Spring Carbonate, two benches of the Third Bone Spring Sand, four benches of the Wolfcamp A, including the X, Y and Z sands and the more organic, lower section of the Wolfcamp A, three benches of the Wolfcamp B, the Wolfcamp D, the Strawn and the Morrow.
As a result of our ongoing drilling and completion operations in these asset areas and the Ameredev Acquisition, our Delaware Basin production increased significantly in 2024. Our average daily oil equivalent production from the Delaware Basin increased approximately 31% to 166,273 BOE per day (97% of total oil equivalent production), including 99,086 Bbl of oil per day (99% of total oil production) and 403.1 MMcf of natural gas per day (95% of total natural gas production), in 2024, as compared to 126,720 BOE per day (96% of total oil equivalent production), including 74,697 Bbl of oil per day (99% of total oil production) and 312.1 MMcf of natural gas per day (92% of total natural gas production), in 2023.
At December 31, 2024, approximately 99% of our estimated total proved oil and natural gas reserves, or 606.2 million BOE, was attributable to the Delaware Basin, including approximately 360.4 million Bbl of oil and 1.47 Tcf of natural gas, a 34% increase, as compared to 452.6 million BOE for the year ended December 31, 2023. Our Delaware Basin proved reserves at December 31, 2024 comprised approximately 100% of our proved oil reserves and 98% of our proved natural gas reserves, as compared to approximately 99% of our proved oil reserves and 97% of our proved natural gas reserves at December 31, 2023.
At December 31, 2024, we had identified 5,080 gross (1,869 net) engineered locations for potential future drilling on our Delaware Basin acreage, primarily in the Wolfcamp and Bone Spring plays, but also including the shallower Brushy Canyon, Yeso and Avalon formations. At December 31, 2024, these locations had a total net lateral length of approximately 18.3 million feet, or 3,680 miles, an increase of 22% as compared to the total net lateral length of approximately 15.0 million feet, or 2,975 miles, as of December 31, 2023. These locations include 2,546 gross (1,667 net) locations that we anticipate operating as we hold a working interest of at least 25% in each of these locations. Individual horizontal drilling locations represent a variety of lateral lengths, from one mile to greater than two miles based upon our current assumptions for a well that could be drilled at specified locations given our current acreage position. At December 31, 2024, approximately 77% of these identified drilling locations are expected to have horizontal lateral lengths of approximately two miles or greater and approximately 89% are expected to have horizontal lateral lengths of approximately 1.5 miles or greater. These engineered locations have been identified on a property-by-property basis and take into account criteria such as anticipated geologic conditions and reservoir properties, estimated rates of return, estimated recoveries from our Delaware Basin wells and other nearby wells based on available public data, drilling densities anticipated on our properties and properties of other operators, estimated drilling and completion costs, spacing and other rules established by regulatory authorities and surface considerations, among other criteria. Our engineered well locations, at December 31, 2024, do not yet include all portions of our acreage position. Our identified well locations presume that multiple intervals may be prospective at any one surface location. Although we believe that denser well spacing may be possible in certain asset areas or in certain formations, at December 31, 2024, the majority of our estimated locations were based on the assumption of 160-acre well spacing. As we explore and develop our Delaware Basin acreage further, we anticipate that we may identify additional locations for future drilling. At December 31, 2024, these potential future drilling locations included 439 gross (258 net) operated and non-operated locations in the Delaware Basin, primarily in the Wolfcamp and Bone Spring plays, but also in the Brushy Canyon and Avalon, to which we have assigned proved undeveloped reserves.
We began 2024 operating seven drilling rigs in the Delaware Basin. We added an eighth operated drilling rig in the first quarter of 2024 and a ninth operated drilling rig late in the second quarter of 2024. Upon the consummation of the Ameredev Acquisition, we continued operating a total of nine drilling rigs for the combined Matador and Ameredev properties. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors.
Antelope Ridge Asset Area - Lea County, New Mexico
In the Antelope Ridge asset area, we turned to sales 60 gross (52.2 net) operated wells and 14 gross (0.9 net) non-operated wells during 2024.
In the second quarter of 2024, we achieved an operational milestone when we turned to sales 21 gross (18.9 net) wells in the Antelope Ridge asset area that were acquired as part of the Advance Acquisition. Each of these wells had a lateral length of 1.5 miles, resulting in approximately 155,000 completed lateral feet. These wells included three First Bone Spring, six Second Bone Spring, three Third Bone Spring, six Third Bone Spring Carbonate, and three Wolfcamp A-XY completions, which averaged 24-hour initial production tests of 1,728 BOE per day with oil cuts averaging 83% and have in aggregate produced 4.2 million BOE in approximately eight months of production.
We turned to sales an additional 39 gross (33.3 net) operated wells in the Antelope Ridge asset area at various times during 2024. In total, these 39 Antelope Ridge wells, which included eight First Bone Spring, 12 Second Bone Spring, seven Third Bone Spring, four Third Bone Spring Carbonate, three Wolfcamp A-XY, two Wolfcamp A, two Wolfcamp B and one Wolfcamp D completions, have produced in aggregate approximately 2.4 million BOE in an average of approximately three months of production. These 39 wells had average completed lateral lengths of approximately 9,500 feet.
Stateline Asset Area - Eddy County, New Mexico
We turned to sales six gross (6.0 net) operated wells in the Stateline asset area during 2024. These wells, which included four Upper Avalon and two Lower Avalon completions, have produced in aggregate approximately 0.4 million BOE in approximately seven months of production. These six wells had average completed lateral lengths of approximately 12,100 feet.
We also turned to sales 18 gross (0.4 net) non-operated wells in the Stateline asset area during 2024.

Ranger and Twin Lakes Asset Areas - Lea County, New Mexico
In the Ranger asset area, we turned to sales ten gross (7.9 net) operated wells and 14 gross (1.9 net) non-operated wells during 2024. In the Twin Lakes asset area, we did not turn to sales or participate in any horizontal operated or non-operated wells during 2024.
In total, these ten Ranger operated wells, which included four First Bone Spring, four Second Bone Spring, one Third Bone Spring and one Avalon completions, have produced in aggregate approximately 1.5 million BOE in an average of approximately eight months of production. These ten wells had average completed lateral lengths of approximately 10,100 feet.
Arrowhead Asset Area - Eddy County, New Mexico
We turned to sales 16 gross (12.3 net) operated wells in the Arrowhead asset area during 2024. These wells, which included eight Wolfcamp A and eight Second Bone Spring completions, have produced in aggregate approximately 2.5 million BOE in approximately six months of production. These 16 wells had average completed lateral lengths of approximately 9,800 feet.
We also turned to sales 23 gross (1.7 net) non-operated wells in the Arrowhead asset area during 2024.
Rustler Breaks Asset Area - Eddy County, New Mexico
We turned to sales 32 gross (23.5 net) operated wells in the Rustler Breaks asset area during 2024. In total, these 32 Rustler Breaks wells, which included ten First Bone Spring, six Second Bone Spring, 12 Third Bone Spring Carbonate and four Wolfcamp B completions, have produced in aggregate approximately 5.7 million BOE in an average of approximately six months of production. These 32 wells had average completed lateral lengths of approximately 9,100 feet.
We also turned to sales 48 gross (3.2 net) non-operated wells in the Rustler Breaks asset area during 2024.
West Texas Asset Area - Loving, Ward and Winkler Counties, Texas
We turned to sales ten gross (0.2 net) non-operated wells in the West Texas asset area during 2024.
South Texas — Eagle Ford Shale and Other Formations
During the fourth quarter of 2024, we divested certain non-core assets in the Eagle Ford shale for approximately $11.5 million. At December 31, 2024, our remaining properties included approximately 2,900 gross (2,900 net) acres in the Eagle Ford shale play in South Texas. All of our Eagle Ford leasehold was held by existing production at December 31, 2024.
We did not conduct any operated drilling and completion activities on our leasehold properties in South Texas during the year ended December 31, 2024. In fact, as of December 31, 2024, we had not completed any new operated wells in the Eagle Ford shale since the second quarter of 2019. As a result of not completing any new operated wells since 2019 and our asset sales during the year, our average daily oil equivalent production from the Eagle Ford shale decreased 8% to 986 BOE per day, including 719 Bbl of oil per day and 1.6 MMcf of natural gas per day, during 2024, as compared to 1,068 BOE per day, including 755 Bbl of oil per day and 1.9 MMcf of natural gas per day, during 2023. For each of the years ended December 31, 2024 and 2023, less than 1% of our total daily oil equivalent production was attributable to the Eagle Ford shale.
At December 31, 2024, less than 1% of our estimated total proved oil and natural gas reserves, or 1.7 million BOE, was attributable to the Eagle Ford shale, including approximately 1.4 million Bbl of oil and 1.4 Bcf of natural gas. Our Eagle Ford total proved reserves comprised less than 1% of our proved oil reserves and less than 1% of our proved natural gas reserves at December 31, 2024, essentially unchanged from December 31, 2023.
Northwest Louisiana — Haynesville Shale, Cotton Valley and Other Formations
We did not conduct any operated drilling and completion activities on our leasehold properties in Northwest Louisiana during 2024, although we did participate in the drilling and completion of eight gross (0.1 net) non-operated Haynesville shale wells that were turned to sales in 2024.
At December 31, 2024, we held approximately 18,500 gross (17,300 net) acres in Northwest Louisiana, including 16,200 gross (8,900 net) acres in the Haynesville shale play and 15,700 gross (14,800 net) acres in the Cotton Valley play. We operate substantially all of our Cotton Valley and shallower production on our leasehold interests in Northwest Louisiana, as well as all of our Haynesville production on the acreage outside of what we believe to be the core area of the Haynesville shale play. We operate approximately 8% of the 11,600 gross (4,700 net) acres that we consider to be in the core area of the Haynesville shale play. All of our leasehold in the Haynesville and Cotton Valley plays in Northwest Louisiana was held by existing production at December 31, 2024.
For the year ended December 31, 2024, approximately 2% of our average daily oil equivalent production, or 3,492 BOE per day, including three Bbl of oil per day and 21.0 MMcf of natural gas per day, was attributable to our leasehold interests in Northwest Louisiana, while for the year ended December 31, 2023, approximately 3% of our average daily oil equivalent production, or 4,025 BOE per day, including five Bbl of oil per day and 24.1 MMcf of natural gas per day, was attributable to our properties in Northwest Louisiana. For the year ended December 31, 2024, approximately 5% of our daily natural gas production, or 21.0 MMcf of natural gas per day, was attributable to our leasehold interests in Northwest Louisiana, while for the year ended December 31, 2023, approximately 7% of our daily natural gas production, or 24.1 MMcf of natural gas per day, was attributable to these properties. At December 31, 2024, less than 1% of our estimated total proved reserves, or 3.7 million BOE, was attributable to our properties in Northwest Louisiana.
Midstream Segment
Our midstream segment conducts midstream operations in support of, and provides flow assurance for, our exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties.
Southeast New Mexico and West Texas — Delaware Basin
On February 17, 2017, we announced the formation of San Mateo, a strategic joint venture with Five Point. The midstream assets that were contributed to San Mateo included (i) San Mateo’s Black River cryogenic natural gas processing plant in Eddy County, New Mexico (the “Black River Processing Plant”) (before its expansions); (ii) one salt water disposal well and a related commercial salt water disposal facility in the Rustler Breaks asset area; (iii) three salt water disposal wells and related commercial salt water disposal facilities in the West Texas asset area and (iv) substantially all related oil, natural gas and produced water gathering systems and pipelines in both the Rustler Breaks asset area and in Loving County, Texas (collectively, the “Delaware Midstream Assets”). We received $171.5 million in connection with the formation of San Mateo and earned all of the potential $73.5 million in performance incentives through January 31, 2023. In connection with the formation of San Mateo, we dedicated to San Mateo current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area pursuant to 15-year, fixed fee oil, natural gas and produced water gathering and produced water disposal agreements. In addition, we dedicated current and certain future leasehold interests in the Rustler Breaks asset area to San Mateo pursuant to a 15-year, fixed fee natural gas processing agreement.
On February 25, 2019, we announced the formation of San Mateo Midstream II, LLC (“San Mateo II”), a strategic joint venture with Five Point designed to expand our midstream operations in the Delaware Basin, specifically in Eddy County, New Mexico. In addition, Five Point committed to pay $125.0 million of the first $150.0 million of capital expenditures incurred by San Mateo II to develop facilities in the Greater Stebbins Area and the Stateline asset area. The $150.0 million threshold for capital expenditures was reached during 2020 and additional capital expenditures are the responsibility of the Company and Five Point based on each company’s proportionate interest in San Mateo. In addition, we earned $108.2 million in performance incentives through September 30, 2024. In connection with the formation of San Mateo II, we dedicated to San Mateo II acreage in the Greater Stebbins Area and the Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering, natural gas processing and produced water disposal agreements.
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
On June 30, 2022, we acquired Pronto, including the Marlan Processing Plant, three compressor stations and approximately 45 miles of natural gas gathering pipelines in Lea and Eddy Counties, New Mexico.
On September 18, 2024, we completed the Ameredev Acquisition, which included approximately 180 miles of gas gathering, water gathering and oil transportation and gathering pipeline assets.
On December 18, 2024, we completed the Pronto Transaction, pursuant to which we contributed Pronto, a wholly-owned subsidiary of the Company, to San Mateo, and Five Point made a cash contribution to San Mateo of $171.5 million. In connection with the Pronto Transaction, we received a special distribution from San Mateo of approximately $219.8 million. In addition, we have the potential to earn up to $75.0 million in incentive payments from Five Point over a five-year period. San Mateo continues to be owned 51% by us and 49% by Five Point.

Pronto owns and operates the Marlan Processing Plant, which has a designed inlet capacity of 60 MMcf of natural gas per day. Pronto is expanding the Marlan Processing Plant to add an additional plant with a designed inlet capacity of 200 MMcf of natural gas per day, which would increase the total capacity of the Marlan Processing Plant to 260 MMcf of natural gas per day. Pronto also owns and operates five compressor stations and approximately 120 miles of natural gas gathering pipelines in Lea and Eddy Counties, New Mexico.

In connection with the Pronto Transaction, Matador dedicated to Pronto its current and certain future leasehold interests in the Ranger and Antelope Ridge asset areas pursuant to 15-year, fixed fee natural gas gathering, compression, treating and processing agreements whereby Pronto will gather, compress, treat and process natural gas produced from our operated wells in northern Lea County, New Mexico. In addition, Pronto entered into certain agreements with Northwind, an affiliate of Five Point, whereby Northwind will treat certain sour gas gathered and delivered by Pronto in northern Lea County, New Mexico. Under these agreements, Northwind will redeliver the treated sweet gas from Pronto and other third-party customers to Pronto for processing.
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
In 2020, San Mateo completed the construction and successful start-up of the expansion of the Black River Processing Plant to add an incremental designed inlet capacity of 200 MMcf of natural gas per day to the existing designed inlet capacity of 260 MMcf of natural gas per day, bringing the total designed inlet capacity to 460 MMcf of natural gas per day. The expanded Black River Processing Plant supports our exploration and development activities in the Delaware Basin and, at December 31, 2024, was also gathering and processing natural gas from the Stateline asset area and from the Greater Stebbins Area. The Black River Processing Plant also processes natural gas from our Rustler Breaks asset area and provides natural gas processing services for other San Mateo customers in the area.
At December 31, 2024, San Mateo had approximately 43 miles of large diameter natural gas gathering pipelines between the Black River Processing Plant and the Stateline asset area (approximately 24 miles) and the Greater Stebbins Area (approximately 19 miles). At December 31, 2024, San Mateo was gathering or transporting almost all our operated natural gas production via pipeline in the Stateline asset area, the Greater Stebbins Area, the Rustler Breaks asset area and the Wolf portion of our West Texas asset area.
In addition, at December 31, 2024, San Mateo had NGL pipeline connections at the Black River Processing Plant to the NGL pipelines owned by EPIC Y-Grade Pipeline LP and Enterprise Products Partners L.P. These NGL connections provide several significant benefits to us and other San Mateo customers compared to transporting NGLs by truck. San Mateo’s customers receive (i) firm NGL takeaway out of the Delaware Basin, (ii) increased NGL recoveries, (iii) improved pricing realizations through lower transportation and fractionation costs, (iv) increased optionality through San Mateo’s ability to operate the Black River Processing Plant in ethane recovery mode, if desired, and (v) a reliable alternative to pipe rather than to truck NGLs during severe weather events and otherwise.
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
At December 31, 2024, San Mateo’s natural gas gathering systems included natural gas gathering pipelines and related compression and treating systems. During the year ended December 31, 2024, San Mateo gathered an average of approximately 426 MMcf of natural gas per day, an increase of 19% as compared to 358 MMcf of natural gas per day gathered during the year ended December 31, 2023. In addition, during the year ended December 31, 2024, San Mateo processed approximately 403 MMcf of natural gas per day at the Black River Processing Plant, an increase of 6%, as compared to 381 MMcf of natural gas per day processed during the year ended December 31, 2023.
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
At December 31, 2024, San Mateo had (i) a crude oil gathering and transportation system in the Greater Stebbins Area that was connected to the existing interconnect in the Rustler Breaks asset area totaling approximately 80 miles of various diameter crude oil pipelines and (ii) a crude oil gathering system in the Stateline asset area. With these oil gathering and transportation systems (collectively with the crude oil gathering and transportation system in the Rustler Breaks asset area and the crude oil gathering system in the West Texas asset area, the “San Mateo Oil Pipeline Systems”) in service, at December 31, 2024, we estimated almost all of our oil production from the Stateline, West Texas and Rustler Breaks asset areas and the Greater Stebbins Area was transported by pipeline.

At December 31, 2024, the San Mateo Oil Pipeline Systems included crude oil gathering and transportation pipelines from points of origin in Eddy County, New Mexico and Loving County, Texas to interconnects with Plains and two trucking facilities. During the year ended December 31, 2024, the San Mateo Oil Pipeline Systems had throughput of approximately 52,600 Bbl of oil per day, an increase of 21%, as compared to throughput of approximately 43,600 Bbl of oil per day during the year ended December 31, 2023.
Produced Water Gathering and Disposal Assets
At December 31, 2024, San Mateo had four commercial salt water disposal wells and associated facilities in the Greater Stebbins Area, nine commercial salt water disposal wells and associated facilities in the Rustler Breaks asset area, three commercial salt water disposal wells and associated facilities in the West Texas asset area and produced water gathering systems in the Stateline, Rustler Breaks and West Texas asset areas and the Greater Stebbins Area. At December 31, 2024, San Mateo had designed disposal capacity of approximately 475,000 Bbl of produced water per day.
During the year ended December 31, 2024, San Mateo handled approximately 462,400 Bbl of produced water per day, an increase of 23%, as compared to approximately 376,000 Bbl of produced water per day handled during the year ended December 31, 2023.
South Texas / Northwest Louisiana
In South Texas, we own a natural gas gathering system that gathers natural gas production from certain of our operated Eagle Ford leases. In Northwest Louisiana, we have midstream assets that gather natural gas from most of our operated leases. Our midstream assets in South Texas and Northwest Louisiana are not part of San Mateo as of December 31, 2024.
Operating Summary
The following table sets forth certain unaudited production and operating data for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Unaudited Production Data:
Net Production Volumes:
Oil (MBbl)	36,530	27,542	21,943
Natural gas (Bcf)	155.8	123.4	99.3
Total oil equivalent (MBOE)(1)	62,495	48,112	38,495
Average daily production (BOE/d)(1)	170,751	131,813	105,465
Average Sales Prices:
Oil, without realized derivatives (per Bbl)	$75.89	$77.88	$96.32
Oil, with realized derivatives (per Bbl)	$75.89	$77.88	$92.87
Natural gas, without realized derivatives (per Mcf)	$2.38	$3.25	$7.98
Natural gas, with realized derivatives (per Mcf)	$2.47	$3.17	$7.15
Operating Expenses (per BOE):
Production taxes, transportation and processing	$4.91	$5.50	$7.33
Lease operating	$5.47	$5.06	$4.08
Plant and other midstream services operating	$2.74	$2.68	$2.48
Depletion, depreciation and amortization	$15.59	$14.90	$12.11
General and administrative	$2.04	$2.29	$3.02
__________________
(1)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

The following table sets forth information regarding our production volumes, sales prices and production costs for the year ended December 31, 2024 from our operating areas, which we consider to be distinct fields for purposes of accounting for production.

	Southeast New Mexico/West Texas	South Texas	Northwest Louisiana

	Delaware Basin	Eagle Ford(1)	Haynesville	Cotton Valley(2)	Total
Annual Net Production Volumes
Oil (MBbl)	36,265	263	—	2	36,530
Natural gas (Bcf)	147.5	0.6	6.3	1.4	155.8
Total oil equivalent (MBOE)(3)	60,856	361	1,046	232	62,495
Percentage of total annual net production	97.4%	0.6%	1.7%	0.3%	100.0%
Average Net Daily Production Volumes
Oil (Bbl/d)	99,086	719	—	3	99,808
Natural gas (MMcf/d)	403.1	1.6	17.2	3.8	425.7
Total oil equivalent (BOE/d)	166,273	986	2,859	633	170,751
Average Sales Prices(4)
Oil (per Bbl)	$75.90	$75.64	$—	$70.13	$75.89
Natural gas (per Mcf)	$2.40	$4.19	$1.95	$2.02	$2.38
Total oil equivalent (per BOE)	$51.05	$61.97	$11.67	$12.33	$50.31
Production Costs(5)
Lease operating, transportation and processing (per BOE)	$5.87	$36.68	$6.10	$8.00	$6.23
__________________
(1)Includes 61 gross (41.0 net) wells from the Eagle Ford formation that were divested in 2024 and one well producing oil from the Austin Chalk formation in La Salle County, Texas that was divested in November 2024.
(2)Includes the Cotton Valley formation and shallower zones.
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
Our total oil equivalent production of approximately 62.5 million BOE for the year ended December 31, 2024 increased 30% from our total oil equivalent production of approximately 48.1 million BOE for the year ended December 31, 2023. This increased production was primarily attributable to the Ameredev Acquisition and to our delineation and development operations in the Delaware Basin throughout 2024, which offset declining production in the Eagle Ford shale and Northwest Louisiana. Our average daily oil equivalent production for the year ended December 31, 2024 was 170,751 BOE per day, as compared to 131,813 BOE per day for the year ended December 31, 2023. Our average daily oil production for the year ended December 31, 2024 was 99,808 Bbl of oil per day, an increase of 32% from 75,457 Bbl of oil per day for the year ended December 31, 2023. Our average daily natural gas production for the year ended December 31, 2024 was 425.7 MMcf of natural gas per day, an increase of 26% from 338.1 MMcf of natural gas per day for the year ended December 31, 2023.
Our total oil equivalent production of approximately 48.1 million BOE for the year ended December 31, 2023 increased 25% from our total oil equivalent production of approximately 38.5 million BOE for the year ended December 31, 2022. This increased production was primarily due to the Advance Acquisition and to our delineation and development operations in the Delaware Basin throughout 2023, which offset declining production in the Eagle Ford shale. Our average daily oil equivalent production for the year ended December 31, 2023 was 131,813 BOE per day, as compared to 105,465 BOE per day for the year ended December 31, 2022. Our average daily oil production for the year ended December 31, 2023 was 75,457 Bbl of oil per day, an increase of 26% from 60,119 Bbl of oil per day for the year ended December 31, 2022. Our average daily natural gas production for the year ended December 31, 2023 was 338.1 MMcf of natural gas per day, an increase of 24% from 272.1 MMcf of natural gas per day for the year ended December 31, 2022.

Producing Wells
The following table sets forth information relating to producing wells at December 31, 2024. Wells are classified as oil wells or natural gas wells according to their predominant production stream. We had an approximate average working interest of 85% in all wells that we operated at December 31, 2024. For wells where we are not the operator, our working interests range from less than 1% to approximately 52% and average approximately 10%. In the table below, gross wells are the total number of producing wells in which we own a working interest and net wells represent the total of our fractional working interests owned in the gross wells.

	Oil Wells		Natural Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Southeast New Mexico/West Texas:
Delaware Basin(1)	1,769	927.4	180	92.4	1,949	1,019.8
South Texas:
Eagle Ford	31	30.3	—	—	31	30.3
Northwest Louisiana:
Haynesville	—	—	268	18.5	268	18.5
Cotton Valley(2)	—	—	66	39.0	66	39.0
Area Total	—	—	334	57.5	334	57.5
Total	1,800	957.7	514	149.9	2,314	1,107.6
__________________
(1)Includes 226 gross (91.6 net) vertical wells that were primarily acquired in multiple transactions.
(2)Includes the Cotton Valley formation and shallower zones.
Estimated Proved Reserves
The following table sets forth our estimated proved oil and natural gas reserves at December 31, 2024, 2023 and 2022. Our production and proved reserves are reported in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Where we produce liquids-rich natural gas, such as in the Delaware Basin and the Eagle Ford shale, the economic value of the NGLs associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the NGLs are extracted and sold. The reserves estimates were based on evaluations prepared by our engineering staff and have been audited for their reasonableness by Netherland, Sewell & Associates, Inc., independent reservoir engineers. These reserves estimates were prepared in accordance with SEC rules for oil and natural gas reserves reporting. The estimated reserves shown are for proved reserves only and do not include any unproved reserves classified as probable or possible reserves that might exist for our properties, nor do they include any consideration that could be attributable to interests in unproved and unevaluated acreage beyond those tracts for which proved reserves have been estimated. Proved oil and natural gas reserves are those quantities of oil and natural gas that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible (from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations) prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

	At December 31,(1)
	2024	2023	2022
Estimated Proved Reserves Data:(2)
Estimated proved reserves:
Oil (MBbl)	361,842	272,277	196,289
Natural Gas (Bcf)	1,498.2	1,126.8	962.6
Total (MBOE)(3)	611,536	460,070	356,722
Estimated proved developed reserves:
Oil (MBbl)	206,269	161,642	116,030
Natural Gas (Bcf)	963.2	782.7	632.9
Total (MBOE)(3)	366,797	292,097	221,507
Percent developed	60.0%	63.5%	62.1%
Estimated proved undeveloped reserves:
Oil (MBbl)	155,573	110,635	80,259
Natural gas (Bcf)	535.0	344.0	329.7
Total (MBOE)(3)	244,740	167,973	135,215
Standardized Measure(4) (in millions)	$7,376.6	$6,113.5	$6,983.2
PV-10(5) (in millions)	$9,233.8	$7,704.1	$9,132.2
__________________
(1)Numbers in table may not total due to rounding.
(2)Our estimated proved reserves, Standardized Measure and PV-10 were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic averages of the first-day-of-the-month prices for the 12 months ended December 31, 2024 were $71.96 per Bbl for oil and $2.13 per MMBtu for natural gas, for the 12 months ended December 31, 2023 were $74.70 per Bbl for oil and $2.64 per MMBtu for natural gas and for the 12 months ended December 31, 2022 were $90.15 per Bbl for oil and $6.36 per MMBtu for natural gas. These prices were adjusted by property for quality, energy content, regional price differentials, transportation fees, marketing deductions and other factors affecting the price received at the wellhead.
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
(5)PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. PV-10 is not an estimate of the fair market value of our properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies and of the potential return on investment related to the companies’ properties without regard to the specific tax characteristics of such entities. Our PV-10 at December 31, 2024, 2023 and 2022 may be reconciled to our Standardized Measure of discounted future net cash flows at such dates by adding the discounted future income taxes associated with such reserves to the Standardized Measure. The discounted future income taxes at December 31, 2024, 2023 and 2022 were $1.86 billion, $1.59 billion and $2.15 billion, respectively.
Our estimated total proved oil and natural gas reserves increased 33% from 460.1 million BOE at December 31, 2023 to 611.5 million BOE at December 31, 2024. This increase in proved oil and natural gas reserves was primarily attributable to the Ameredev Acquisition and our delineation and development operations in the Delaware Basin during 2024. We increased our total proved oil and natural gas reserves by 119.9 million BOE as a result of acquisitions and trades during 2024. We also added 99.9 million BOE in proved oil and natural gas reserves through extensions and discoveries during 2024, of which 28.4 million BOE resulted from new well locations turned to sales during 2024 to establish proved developed reserves and 71.5 million BOE resulted primarily from new proved undeveloped locations identified as a result of drilling activities on our existing acreage in the Delaware Basin during 2024. These increases were partially offset by net downward revisions of prior estimates for proved oil and natural gas reserves, including the removal of 8.2 million BOE resulting from the 4% decrease in oil prices and the 19% decrease in natural gas prices used to estimate total proved reserves at December 31, 2024, as compared to December 31, 2023, and the removal of 15.3 million BOE in proved undeveloped reserves that were not developed or were no longer expected to be developed within five years of their initial booking resulting primarily from changes in development plans for certain of our properties in the Delaware Basin. As we continue to develop our Delaware Basin assets, we may reclassify some or all of the 15.3 million BOE to proved reserves at a future date. These downward revisions at December 31, 2024 were partially offset by positive forecast updates of 21.7 million BOE.
Our proved oil reserves grew 33% from approximately 272.3 million Bbl at December 31, 2023 to approximately 361.8 million Bbl at December 31, 2024. Our proved natural gas reserves increased 33% from 1.13 Tcf at December 31, 2023 to 1.50 Tcf at December 31, 2024. Our proved reserves to production ratio at December 31, 2024 was 9.8, an increase of 2% from 9.6 at December 31, 2023.

The Standardized Measure of our total proved oil and natural gas reserves increased 21% from $6.11 billion at December 31, 2023 to $7.38 billion at December 31, 2024. The PV-10 of our total proved oil and natural gas reserves increased 20% from $7.70 billion at December 31, 2023 to $9.23 billion at December 31, 2024. The increases in our Standardized Measure and PV-10 are primarily a result of the 33% increase in our total proved oil and natural gas reserves at December 31, 2024, as compared to December 31, 2023, partially offset by the lower unweighted arithmetic average oil and natural gas prices used to estimate proved reserves at December 31, 2024, as compared to December 31, 2023. The unweighted arithmetic averages of first-day-of-the-month oil and natural gas prices used to estimate proved reserves at December 31, 2024 were $71.96 per Bbl and $2.13 per MMBtu, a decrease of 4% and 19%, respectively, as compared to average oil and natural gas prices of $74.70 per Bbl and $2.64 per MMBtu used to estimate proved reserves at December 31, 2023. Our total proved reserves were made up of 59% oil and 41% natural gas at both December 31, 2024 and 2023. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see the preceding table.
The following table summarizes changes in our estimated proved developed reserves at December 31, 2024.

Proved Developed Reserves

(MBOE)(1)
As of December 31, 2023	292,097
Extensions and discoveries	28,376
Net acquisitions of minerals-in-place	59,293
Revisions of prior estimates	(5,072)
Production	(62,495)
Conversion of proved undeveloped to proved developed	54,598
As of December 31, 2024	366,797
__________________
(1)    Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

Our proved developed oil and natural gas reserves increased 26% from 292.1 million BOE at December 31, 2023 to 366.8 million BOE at December 31, 2024. We added 28.4 million BOE in proved developed reserves through extensions and discoveries during 2024, which resulted from new well locations drilled during 2024 to establish proved reserves. In addition, during 2024, we converted 54.6 million BOE of our proved undeveloped reserves to proved developed reserves primarily through our development activities in the Delaware Basin. We also increased our proved developed reserves by 59.3 million BOE at December 31, 2024 as a result of property acquisitions, including the Ameredev Acquisition, and trades completed during 2024. Additionally, we realized approximately 5.1 million BOE in net downward revisions of prior estimates in 2024, most of which were attributable to the lower commodity prices used to estimate proved reserves at December 31, 2024, which resulted in shorter estimated economic lives for certain of our producing properties. These cumulative net increases of 137.2 million BOE to our proved developed reserves exceeded by 2.2 times our total oil and natural gas production of 62.5 million BOE in 2024.
Our proved developed oil reserves increased 28% from 161.6 million Bbl at December 31, 2023 to 206.3 million Bbl at December 31, 2024. Our proved developed natural gas reserves increased 23% from 782.7 Bcf at December 31, 2023 to 963.2 Bcf at December 31, 2024. Proved developed reserves constituted 60% of our total proved oil and natural gas reserves at December 31, 2024, as compared to 63% at December 31, 2023.
The following table summarizes changes in our estimated proved undeveloped reserves at December 31, 2024.

Proved Undeveloped Reserves

(MBOE)(1)
As of December 31, 2023	167,973
Extensions and discoveries	71,534
Net acquisitions of minerals-in-place	60,583
Revisions of prior estimates	(752)
Conversion of proved undeveloped to proved developed	(54,598)
As of December 31, 2024	244,740
__________________
(1)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

Our proved undeveloped oil and natural gas reserves increased 46% from 168.0 million BOE at December 31, 2023 to 244.7 million at December 31, 2024. We added 71.5 million BOE in proved undeveloped reserves through extensions and discoveries during 2024, which resulted primarily from new proved undeveloped locations identified as a result of drilling activities on our existing acreage in the Delaware Basin during 2024. In addition, we increased our proved undeveloped reserves by 60.6 million BOE at December 31, 2024 as a result of property acquisitions, including the Ameredev Acquisition, and trades completed during 2024. These increases were partially offset by net downward revisions of prior estimates for proved oil and natural gas reserves, including the removal of 15.3 million BOE in proved undeveloped reserves that were not developed or were no longer expected to be developed within five years of their initial booking resulting primarily from changes in development plans for certain of our properties in the Delaware Basin and the removal of 2.1 million BOE for certain expense and pricing updates. These downward revisions were largely offset by positive forecast updates of 16.2 million BOE. During 2024, we also converted 54.6 million BOE of our proved undeveloped reserves to proved developed reserves primarily through our development activities in the Delaware Basin.
At December 31, 2024, we had no proved undeveloped reserves in our estimates that remained undeveloped for five years or more following their initial booking, and we currently have plans to use anticipated capital resources to develop the proved undeveloped reserves remaining as of December 31, 2024 within five years of booking these reserves. The following table sets forth, since 2021, proved undeveloped reserves converted to proved developed reserves during each year and the investments associated with these conversions (dollars in thousands).

				Investment in Conversion of Proved Undeveloped Reserves to Proved Developed Reserves
	Proved Undeveloped Reserves Converted to Proved Developed Reserves

	Oil	Natural Gas	Total
	(MBbl)	(Bcf)	(MBOE)(1)
2021	23,965	96.6	40,071	$240,664
2022	22,515	95.3	38,403	434,336
2023	18,492	98.6	34,928	441,671
2024	34,857	118.4	54,598	685,163
Total	99,829	408.9	168,000	$1,801,834
__________________
(1) Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

The following table sets forth additional summary information by operating area with respect to our estimated net proved reserves at December 31, 2024.

	Net Proved Reserves(1)
	Oil	Natural Gas	Oil Equivalent	Standardized Measure(2)	PV-10(3)
	(MBbl)	(Bcf)	(MBOE)(4)	(in millions)	(in millions)
Southeast New Mexico/West Texas:
Delaware Basin	360,396	1,474.8	606,196	$7,355.4	$9,207.3
South Texas:
Eagle Ford	1,441	1.4	1,667	21.2	26.7
Northwest Louisiana
Haynesville	—	19.7	3,286	5.4	6.8
Cotton Valley(5)	4	2.3	387	(5.6)	(7.0)
Area Total	4	22.0	3,673	(0.2)	(0.2)
Total	361,842	1,498.2	611,536	$7,376.6	$9,233.8
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
(3)PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. PV-10 is not an estimate of the fair market value of our properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies and of the potential return on investment related to the companies’ properties without regard to the specific tax characteristics of such entities. Our PV-10 at December 31, 2024 may be reconciled to our Standardized Measure of discounted future net cash flows at such date by adding the discounted future income taxes associated with such reserves to the Standardized Measure. The discounted future income taxes at December 31, 2024 were approximately $1.86 billion.
(4)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
(5)Includes the Cotton Valley formation and shallower zones.
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
In order to establish reasonable certainty with respect to our estimated proved reserves, we used technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and technical data used in the estimation of our proved reserves include electric logs, radioactivity logs, core analyses, geologic maps and available pressure and production data, seismic data and well test data. Reserves for proved developed producing wells were estimated using production performance methods. Certain new producing properties with little production history were forecasted using a combination of production performance and analogy to offset production. Non-producing reserves estimates for both developed and undeveloped properties were forecasted using either analogy and/or volumetric methods.
Internal Control Over Reserves Estimation Process
We maintain an internal staff of petroleum engineers and geoscience professionals to ensure the integrity, accuracy and timeliness of the data used in our reserves estimation process. Individual asset teams are responsible for the day-to-day management of the oil and natural gas activities for each team’s asset area. These asset teams are staffed with reservoir engineers who prepare reserves estimates at the end of each calendar quarter for the assets they manage. Our Vice President of Reservoir Engineering and the Reserves Team was primarily responsible for overseeing the preparation of our reserves estimates in 2024. He received Bachelor of Science degrees in both Petroleum Engineering and Mechanical Engineering from Texas Tech University, is a licensed Professional Engineer in the state of Texas and has over ten years of industry experience.

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
Acreage Summary
The following table sets forth the approximate acreage in which we held a leasehold, mineral or other interest at December 31, 2024.

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Southeast New Mexico/West Texas:
Delaware Basin	271,300	156,900	56,700	41,800	328,000	198,700
South Texas:
Eagle Ford	2,900	2,900	—	—	2,900	2,900
Northwest Louisiana:
Haynesville	16,200	8,900	—	—	16,200	8,900
Cotton Valley	15,700	14,800	—	—	15,700	14,800
Area Total(1)	18,500	17,300	—	—	18,500	17,300
Total	292,700	177,100	56,700	41,800	349,400	218,900
__________________
(1)Some of the same leases cover the gross and net acreage shown for both the Haynesville formation and the shallower Cotton Valley formation. Therefore, the sum of the gross and net acreage for both formations is not equal to the total gross and net acreage for Northwest Louisiana.
Undeveloped Acreage Expiration
The following table sets forth the approximate number of gross and net undeveloped acres at December 31, 2024 that will expire over the next five years by operating area unless production is established within the spacing units covering the acreage prior to the expiration dates, the existing leases are renewed prior to expiration or continued operations maintain the leases beyond the expiration of each respective primary term. Undeveloped acreage expiring in 2030 and beyond totals 2,400 net acres, all of which is in the Delaware Basin. All of our leasehold in the Eagle Ford shale in South Texas and in the Haynesville and Cotton Valley plays in Northwest Louisiana was held by existing production at December 31, 2024.

	Acres		Acres		Acres		Acres		Acres
	Expiring 2025		Expiring 2026		Expiring 2027		Expiring 2028		Expiring 2029
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Southeast New Mexico/West Texas:
Delaware Basin(1)	12,700	7,500	14,800	8,000	16,700	14,100	5,200	5,200	4,600	4,600
Total	12,700	7,500	14,800	8,000	16,700	14,100	5,200	5,200	4,600	4,600
__________________
(1)Approximately 56% of the acreage expiring in the Delaware Basin in the next five years is associated with our Twin Lakes asset area in northern Lea County, New Mexico. We expect to hold or extend portions of certain expiring acreage in the Delaware Basin through our future drilling activities or by paying an additional lease bonus, where applicable.
Many of the leases comprising the acreage set forth in the table above will expire at the end of their respective primary terms unless operations are conducted to maintain the respective leases in effect beyond the expiration of the primary term or production from the acreage has been established prior to such date, in which event the lease will remain in effect in most cases until the cessation of production in commercial quantities. We also have options to extend some of our leases through additional lease bonus payments prior to the expiration of the primary term of such lease. In addition, we may attempt to secure a new lease upon the expiration of certain of our acreage; however, there may be third-party leases, or top leases, that become effective immediately if our leases expire at the end of their respective terms and production has not been established prior to such date or operations are not conducted to maintain the leases in effect beyond the primary term. As of December 31, 2024, our leases are primarily fee and state leases with primary terms of three to five years and federal leases with primary terms of ten years. We believe that our lease terms are similar to our competitors’ lease terms as they relate to both primary term and royalty interests. At December 31, 2024, approximately 3% of our proved oil and natural gas reserves would be impacted by the expirations of this undeveloped acreage.
Drilling Results
The following table summarizes our drilling activity for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	253	106.9	222	84.1	138	61.4
Dry	—	—	—	—	—	—
Exploration Wells
Productive(1)	9	4.9	24	16.9	20	11.0
Dry	—	—	—	—	—	—
Total Wells
Productive(2)	262	111.8	246	101.0	158	72.4
Dry	—	—	—	—	—	—
(1)All of these wells are extension wells.
(2)Includes three gross (1.5 net) vertical wells in 2024, one gross (0.5 net) vertical well in 2023 and three gross (1.6 net) vertical wells in 2022.
At December 31, 2024, we had a total of 65 gross (45.5 net) development wells and ten gross (7.9 net) exploration wells that were in the process of being drilled, being completed or awaiting completion operations.
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
The prices we receive for our oil, natural gas and NGL production fluctuate widely. Factors that, directly or indirectly, cause price fluctuations include: the domestic and foreign supply of, and demand for, oil, natural gas and NGLs; the actions of the Organization of Petroleum Exporting Countries, Russia and certain other oil-exporting countries (“OPEC+”) and state-controlled oil companies; the prices and availability of competitors’ supplies of oil and natural gas; the price and quantity of foreign imports; the impact of U.S. dollar exchange rates; domestic and foreign governmental regulations and taxes; speculative trading of oil and natural gas futures contracts; the availability, proximity and capacity of gathering, processing and transportation systems for oil, natural gas and NGLs and gathering and disposal systems for produced water; the availability of refining capacity; the prices and availability of alternative fuel and energy sources; weather conditions and natural disasters, including hurricanes and tropical storms in the Gulf Coast region and severe cold weather in the Delaware Basin; political conditions or conflicts in or affecting oil and natural gas producing regions or countries, including the United States, the Middle East, South America, Russia, Ukraine and China; the ongoing military conflicts between Russia and Ukraine and in the Middle East, as well as the related actions of U.S. and other governments and governmental organizations relating to oil, natural gas and NGLs, including through sanctions, embargoes, import restrictions and commodity price caps; domestic or global health concerns, including the outbreak or resurgence of contagious or pandemic diseases; the threat of terrorism and the impact of military action and civil unrest; public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate oil and natural gas operations, including hydraulic fracturing activities; the level of global oil and natural gas inventories and exploration and production activity; the impact of energy conservation efforts; technological advances affecting energy consumption; tariffs and trade restrictions; and overall worldwide economic conditions. Decreases in these commodity prices adversely affect the carrying value of our proved reserves and our revenues, profitability and cash flows. Short-term disruptions of our oil and natural gas production occur from time to time due to downstream pipeline system failure, capacity issues and scheduled or unscheduled maintenance, as well as maintenance and repairs involving our own well operations. These situations, if they occur, curtail our production capabilities and ability to maintain a steady source of revenue. See “Risk Factors—Risks Related to our Financial Condition—Our success is dependent on the prices of oil, natural gas and NGLs. Low oil, natural gas and NGL prices and the continued volatility in these prices may adversely affect our financial condition and our ability to meet our capital expenditure requirements and financial obligations.”
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
For the years ended December 31, 2024, 2023 and 2022, we had three significant purchasers that accounted for approximately 79%, 76% and 70%, respectively, of our total oil, natural gas and NGL revenues. If we lost one or more of these significant purchasers and were unable to sell our production to other purchasers on terms we consider acceptable, it could materially and adversely affect our business, financial condition, results of operations and cash flows. For further details regarding these purchasers, see Note 2 to the consolidated financial statements in this Annual Report. Such information is incorporated herein by reference.
Title to Properties
We endeavor to ensure that title to our properties is in accordance with standards generally accepted in the oil and natural gas industry. While we rely upon the judgment of oil and natural gas lease brokers and landmen in ascertaining title for certain leasehold and mineral interest acquisitions, we typically obtain detailed title opinions prior to drilling an oil and natural gas well. Some of our acreage is subject to agreements that require the drilling of wells or the undertaking of other exploratory or development activities in order to retain our interests in the acreage. Our title to these contractual interests may be contingent upon our satisfactory fulfillment of such obligations. Some of our properties are also subject to customary royalty interests, liens incident to financing arrangements, operating agreements, taxes and other similar burdens that we believe will not materially interfere with the use and operation of these properties or affect the value thereof. Generally, we intend to conduct operations, make lease rental payments or produce oil and natural gas from wells in paying quantities, where required, prior to expiration of various time periods in order to avoid lease termination. See “Risk Factors—Risks Related to our Financial Condition—We may incur losses or costs as a result of title deficiencies in the properties in which we invest.”
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

Competition
The oil and natural gas industry is highly competitive. We compete with major and independent oil and natural gas companies for exploration and development opportunities and acreage acquisitions as well as drilling rigs and other equipment and labor required to drill, complete, operate and develop our properties. We also compete with public and private midstream companies for natural gas gathering and processing opportunities, as well as produced water gathering and disposal and oil gathering and transportation activities in the areas in which we operate. In addition, competition in the midstream industry is based on the geographic location of facilities, business reputation, reliability and pricing arrangements for the services offered. San Mateo competes with other midstream companies that provide similar services in their areas of operations, and such companies may have legacy relationships with producers in those areas and may have a longer history of efficiency and reliability.
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
Environmental
Emissions Mitigation
We work to maximize the percentage of natural gas we capture from the production of each of our wells. Newly drilled wells are connected to natural gas pipelines that we expect to have sufficient reliability and capacity to support our production operations. We connect many of our wells to San Mateo’s natural gas gathering systems. This greatly reduces the need to flare natural gas. We design our production facilities and use advanced natural gas capture and control equipment during production, including the use of vapor recovery units (“VRU”), to maximize natural gas capture. VRUs enable us to collect and compress natural gas from lower pressure sources that might otherwise be flared. This reduces emissions and increases the volumes of natural gas that we can sell. When possible, we use centralized tank batteries and commingle production from multiple wells to take advantage of economies of scale to use these VRUs and other specialized equipment in our production facilities.
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
Water Management
Using improving technologies, where feasible, we are able to take produced water from our existing wells and from third-party systems, treat the water and then reuse that water in our completions operations on new wells. Use of recycled water saves significant amounts of fresh water that would otherwise have been used for hydraulic fracturing operations. As well as conserving fresh water, our use of recycled water in our completions operations reduces the amount of produced water that must be disposed. It also results in significant cost savings and efficiencies. In addition to using recycled water where feasible, we also use other sources of non-fresh water, which reduces the volume of fresh water used for our operations.

Land Stewardship
When feasible, we attempt to reduce our surface footprint by batch drilling wells and drilling longer laterals, both of which result in fewer required drilling pads, and by working with the various regulatory agencies, including the New Mexico Oil Conservation Division (the “NMOCD”) and the U.S. Department of Interior Bureau of Land Management (“BLM”), to obtain approval to commingle production from different wells into centralized tank batteries. We also take steps to ensure we conduct our operations in locations that minimize any potential disturbance to the habitats around which we operate. As part of that effort, we have entered into voluntary agreements with the U.S. Fish and Wildlife Service (the “USFWS”) and the Center of Excellence for Hazardous Materials Management to observe operational restrictions designed to protect certain wildlife, including the habitats of the lesser prairie-chicken, dunes sagebrush lizard and Texas hornshell mussel. Additionally, for our federal locations and as otherwise warranted, we conduct wildlife, biology and archeology surveys and undertake reviews for caves, karsts and potential hydrology considerations.
During 2024, 96% of our gross operated oil production and 99% of our gross operated water production were connected to pipelines. In addition to the financial benefits to us and our stakeholders of connecting oil and produced water to pipelines, these pipeline connections have many other benefits, including the reduction in the number of trucks needed to transport the oil and produced water.

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
Texas, New Mexico, Louisiana and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration, development and production of oil and natural gas. Many states also have laws, rules and regulations addressing conservation of oil and natural gas and other matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, the regulation of well spacing and setbacks, the surface use and restoration of properties upon which wells are drilled, the prohibition, restriction or limitation of emissions, venting or flaring natural gas, the sourcing and disposal of water used and produced in the drilling and completion process, the seismicity that may be related to salt water disposal wells and the plugging and abandonment of wells. While not presently the case in the states in which we operate, some states restrict production to the market demand for oil and natural gas or prescribe ceiling prices for natural gas sold within their boundaries. Additionally, some regulatory agencies have, from time to time, imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below natural production capacity in order to conserve supplies of oil and natural gas. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction.
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
Oil and natural gas exploration and production activities on federal lands are also subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses impacts that are “reasonably foreseeable” and have a “reasonably close causal relationship” to the agency action under review and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. The NEPA evaluation process at the Department of the Interior has followed regulations issued by the Council on Environmental Quality (“CEQ”) for many years. However, recent court rulings, including a 2024 decision by the United States Court of Appeals for the District of Columbia, have held that CEQ lacks legal authority to issue binding regulations governing the NEPA process. In addition, following an executive order from the Trump administration, CEQ has announced that it is rescinding its NEPA regulations, and as a result, each government agency impacted by NEPA may be required to establish its own processes and procedures. This process, including any additional requirements or procedures that may be included in the process or litigation over the sufficiency of the process, has the potential to delay or even halt development of future oil and natural gas projects with NEPA applicability.
In January 2021, the Biden administration issued executive orders limiting and delaying the issuance of new leases and drilling permits on federal lands (the “Biden Administration Federal Lease Orders”). The pause in issuing new leases was challenged in court, and the BLM ultimately continued to issue leases during the Biden administration. Furthermore, in January 2025, the Trump administration revoked the executive order from President Biden pausing new oil and gas leases on public lands.
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
In 2021, ten states, led by the State of Louisiana, filed a lawsuit in federal district court in Louisiana against President Biden and various other federal government officials and agencies challenging an executive order directing the federal government to utilize certain calculations of the “social cost” of carbon and other greenhouse gases in its decision making (the “Social Cost of Carbon Litigation”). Among the decisions impacted by the executive order were NEPA reviews conducted in connection with oil and natural gas leasing and permitting decisions by the BLM. After Louisiana and Missouri-led litigation in the federal district courts and the Fifth and Eighth Circuit Courts of Appeals, in May 2022, the U.S. Supreme Court let the challenged interim social cost of greenhouse gases go into effect. In November 2022, the Environmental Protection Agency (the “EPA”) suggested increasing the value of the social cost of greenhouse gases from $51 per metric ton to $190 per metric ton, and in December 2023, the EPA used $190 per metric ton as the social cost of greenhouse gases in its final rule revising New Source Performance Standards (“NSPS”) and Emission Guidelines for greenhouse gas and volatile organic compound emissions in the oil and gas sector. As part of this final rulemaking, the EPA published a peer-reviewed report on the updated social cost of greenhouse gases estimates. However, in January 2025, the Trump administration revoked the Biden administration’s executive order regarding the social cost of greenhouse gases, withdrew the social cost of greenhouse gases estimates and directed the EPA administrator to consider issuing guidance eliminating the social cost of carbon calculation from any Federal permitting or regulatory decision. Future EPA rulemakings may reestablish the previous social cost of greenhouse gases estimates or incorporate new estimates developed in the future and potentially result in more stringent rules and regulations affecting the oil and gas sector.
In 2022, environmental groups filed a lawsuit alleging that the BLM failed to conduct adequate NEPA reviews prior to issuing drilling permits in 2021 and 2022 for wells on federal acreage in New Mexico and Wyoming, including some drilling permits issued to the Company. In November 2023, the federal district court for the District of Columbia dismissed the case, holding that the environmental groups lacked standing. The environmental groups have appealed the district court’s ruling, and their appeal remains pending. In February 2023, in a separate lawsuit, the Tenth Circuit Court of Appeals ruled that certain BLM drilling permits for wells in the Chaco region of New Mexico were issued without adequate NEPA review (collectively with the 2022 lawsuit, the “Drilling Permit Litigation”). The outcome of the Drilling Permit Litigation, as well as any process changes that the BLM may implement in response to such lawsuits, is uncertain. The BLM indicated that the Lease Sale Litigation, the Social Cost of Carbon Litigation and the Drilling Permit Litigation could delay lease sales and the approval of drilling permits, though the ultimate impact is uncertain given the Trump administration’s revocations of related executive orders.
In April 2024, the BLM finalized a new rule designed to reduce natural gas waste through limitation of certain oil and natural gas production activities and the imposition of more stringent royalty obligations on natural gas that is “avoidably lost” during operations. Furthermore, following an executive order by the Trump administration, the Department of the Interior has announced it is evaluating whether to suspend, revise, or rescind the 2024 waste rule. The ultimate outcome of this process, including possible financial costs and any adverse impacts on our oil and natural gas operations, is uncertain.
Although some of the restrictions in the Biden Administration Federal Lease Orders have lapsed or been revoked, the impact of these and similar federal actions related to the oil and natural gas industry, including those in response to the Lease Sale Litigation, Social Cost of Carbon Litigation and Drilling Permit Litigation, remains unclear, and should limitations or prohibitions be imposed or continue to be applied, our oil and natural gas operations on federal lands could be adversely impacted. See “Risk Factors—Risks Related to Laws and Regulations—Approximately 33% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands.”
Pipeline Regulation
Our sales of natural gas, as well as the revenues we receive from our sales, are affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of natural gas by pipelines are regulated by the Federal Energy Regulatory Commission (“FERC”) under the Natural Gas Act of 1938 (the “NGA”), as well as under Section 311 of the Natural Gas Policy Act of 1978 (the “NGPA”). Natural gas gathering facilities are exempt from the jurisdiction of FERC under section 1(b) of the NGA, and intrastate crude oil pipeline facilities are not subject to FERC’s jurisdiction under the Interstate Commerce Act (the “ICA”). State regulation of natural gas gathering facilities and intrastate crude oil pipeline facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements or complaint-based rate regulation. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. In December 2018, San Mateo placed into service its crude oil gathering and transportation system in the Rustler Breaks asset area in Eddy County, New Mexico (the “Rustler Breaks Oil Pipeline System”) following an open season to gauge shipper interest in committed crude oil interstate transportation service on the Rustler Breaks Oil Pipeline System earlier in 2018. The Rustler Breaks Oil Pipeline System was expanded to the Greater Stebbins Area following another open season in the third quarter of 2020. The Rustler Breaks Oil Pipeline System, including the expansion to the Greater Stebbins Area, is subject to FERC jurisdiction and includes approximately 70 miles of various diameter crude oil pipelines from origin points in Eddy County, New Mexico to an interconnect with Plains. As part of the Ameredev Acquisition, we acquired crude oil gathering and transportation pipelines with origin points from Lea County, New Mexico to various interconnections with third parties (the “Trophy Pipeline System”). The Trophy Pipeline System is also subject to FERC jurisdiction. We believe that the other crude oil pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as an intrastate facility not subject to FERC jurisdiction.
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
The Rustler Breaks Oil Pipeline System and the Trophy Pipeline System are subject to regulation by FERC under the ICA and the Energy Policy Act of 1992 (the “EP Act”). The ICA and its implementing regulations give FERC authority to regulate the rates charged for service on interstate common carrier pipelines and generally require the rates and practices of interstate crude oil pipelines to be just, reasonable, not unduly discriminatory and not unduly preferential. The ICA also requires tariffs that set forth the rates an interstate crude oil pipeline company charges for providing transportation services on its FERC-jurisdictional pipelines, as well as the rules and regulations governing these services, to be maintained on file with

FERC and posted publicly. The EP Act and its implementing regulations also generally allow interstate crude oil pipelines to annually index their rates up to a prescribed ceiling level and require that such pipelines index their rates down to the prescribed ceiling level if the index is negative.
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
The Pipeline and Hazardous Materials Safety Administration (the “PHMSA”) imposes pipeline safety requirements on regulated pipelines and gathering lines pursuant to its authority under the Natural Gas Pipeline Safety Act and the Hazardous Liquid Pipeline Safety Act, each as amended. The Rustler Breaks Oil Pipeline System and the Trophy Pipeline System are subject to PHMSA oversight. The Department of Transportation, through PHMSA, has established rules regarding integrity management programs for interstate oil pipelines, including the Rustler Breaks Oil Pipeline System and the Trophy Pipeline System. In recent years, pursuant to these laws and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 and PIPES Act of 2016, PHMSA has expanded its regulation of gathering lines, subjecting previously unregulated pipelines to requirements regarding damage prevention, corrosion control, public education programs, maximum allowable operating pressure limits and other requirements. Certain of our natural gas gathering lines are federally “regulated gathering lines” subject to PHMSA requirements. On April 8, 2016, PHMSA published a notice of proposed rulemaking that would amend existing integrity management requirements, expand assessment and repair requirements in areas with medium population densities and extend regulatory requirements to onshore natural gas gathering lines that are currently exempt. To enact the changes outlined in the notice of proposed rulemaking, PHMSA enacted three separate rules (together known as the “Mega Rule”). The first part of the Mega Rule was finalized in October 2019 and requires operators of gas transmission pipelines constructed before 1970 to determine the material strength of their lines by reconfirming the maximum allowable operating pressure. In addition, the rule updates reporting and records retention standards for gas transmission pipelines. PHMSA issued the second part of the Mega Rule in November 2021, extending the federal safety requirements to onshore gas gathering pipelines with large diameters and high operating pressures. PHMSA issued the third part of the Mega Rule in August 2022, which is applicable to onshore gas transmission pipelines and clarifies integrity management regulations, expands corrosion control requirements, mandates inspections after extreme weather events and updates existing repair criteria for both High Consequence Areas (“HCA”) and non-HCA pipelines. In September 2023, PHMSA issued a proposed rule applicable to gas transmission and distribution and gathering pipelines, which would require updates to emergency response plans and other safety practices. In addition, states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. See “Risk Factors—Risks Related to Laws and Regulations—We may incur significant costs and liabilities resulting from compliance with pipeline safety regulations.”
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
In addition, from time to time there has been a significant amount of discussion by legislators and presidential administrations concerning a variety of energy tax proposals at the federal level. Periodically, legislation is introduced to eliminate certain key U.S. federal income tax preferences currently available to oil and natural gas exploration and production companies. Such changes include (i) the repeal of the percentage depletion allowance for certain oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain U.S. production or manufacturing activities and (iv) the increase in the amortization period for geological and geophysical costs paid or incurred in connection with the exploration for, or development of, oil or natural gas within the United States. Any such changes in federal income tax law could eliminate or defer certain tax deductions within the industry that are currently available with respect to oil and natural gas exploration and development, and any such changes could negatively affect our financial condition, results of operations, and cash flows.

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
Underground Injection and Hydraulic Fracturing
We own and operate underground injection wells throughout our areas of operation. Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from oil and natural gas production. Underground injection allows us to safely and economically dispose of produced water. The Safe Drinking Water Act (the “SDWA”) establishes a regulatory framework for underground injection, the primary objective of which is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. In addition, the Railroad Commission of Texas (the “RRC”) and the NMOCD require injected fluids to be confined to a permitted injection interval to aid in the protection of potentially productive intervals. The disposal of hazardous waste by underground injection is subject to stricter requirements than the disposal of produced water. Failure to obtain, or abide by the requirements for the issuance of, necessary permits could subject us to civil and/or criminal enforcement actions and penalties. In addition, in some instances, the operation of underground injection wells has been alleged to cause earthquakes (induced seismicity) as a result of flawed well design or operation. This has resulted in stricter regulatory requirements in some jurisdictions relating to the location and operation of underground injection wells. In addition, a number of lawsuits have been filed in some states against others in our industry alleging that fluid injection or oil and natural gas extraction have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states, including New Mexico and Texas, have imposed additional requirements, including requirements regarding the permitting of salt water disposal wells or otherwise, to assess the relationship between seismicity and the use of such wells. In October 2014, the RRC adopted disposal well rule amendments designed, among other things, to require applicants for new disposal wells that will receive non-hazardous produced water or other oil and natural gas waste to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. If the permittee or an applicant for a disposal well permit fails to demonstrate that the produced water or other fluids are confined to the disposal zone, or if scientific data indicates such a disposal well is likely to be, or determined to be, contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that disposal well. The RRC has used this authority to deny permits for waste disposal wells and to restrict the volumes authorized to be injected by permitted wells. In addition, in 2021, the NMOCD implemented new rules establishing protocols in response to seismic events in New Mexico. Under these protocols, applications for salt water disposal well permits in certain areas of New Mexico with recent seismic activity require enhanced review prior to approval. The protocols also require enhanced reporting and varying levels of curtailment of injection rates for salt water disposal wells, including potentially shutting in such wells, in the area of seismic events based on the magnitude, timing and proximity of the seismic event. For example, the salt water disposal well we acquired in the Advance Acquisition is restricted due to these protocols. The potential adoption of federal, state and local legislation and regulations intended to address induced seismicity in the areas in which we operate could restrict our drilling and production activities and our midstream operations, as well as our ability to dispose of produced water gathered from such activities, which could result in increased costs and additional operating restrictions or delays that could, in turn, materially impact our production volumes, revenues, reserves, cash flows and availability under our Credit Agreement.
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
The process of hydraulic fracturing is typically regulated by state oil and natural gas commissions. Various policy makers, regulatory agencies and political candidates at the federal, state and local levels have proposed restrictions on hydraulic fracturing, including its outright prohibition. Restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are ultimately able to produce. Some states and localities have placed additional regulatory burdens upon hydraulic fracturing activities and, in some areas, severely restricted or prohibited those activities. In recent years, various bills have been introduced in the New Mexico legislature to place a moratorium on, ban or otherwise restrict hydraulic fracturing, including prohibiting the injection of fresh water in such operations. In addition, separate and apart from the referenced potential connection between injection wells and seismicity, concerns have been raised that hydraulic fracturing activities may be correlated to induced seismicity. The scientific community and regulatory agencies at all levels are studying the possible linkage between oil and natural gas activity and induced seismicity, and some state regulatory agencies have modified their regulations or guidance to mitigate potential causes of induced seismicity. Hydraulic fracturing is generally exempted from federal regulation as underground injection (unless diesel is a component of the fracturing fluid) under the SDWA. If the exemption for hydraulic fracturing is removed from the SDWA, or if other legislation is enacted at the federal, state or local level imposing any restrictions on the use of hydraulic fracturing, this could have a material adverse impact on our financial condition, results of operations and cash flows. Additional burdens upon hydraulic fracturing, such as reporting or permitting requirements, would result in additional expense and delay in our operations. See “Risk Factors—Risks Related to Laws and Regulations—Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays” and “Risk Factors—Risks Related to Laws and Regulations—Approximately 33% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands.”
Environmental, Health and Safety Regulation
The exploration, development, production, gathering and processing of oil and natural gas are subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, drilling, completing and operating oil and natural gas wells, midstream facilities and produced water injection and disposal wells. Our activities are subject to a variety of environmental laws and regulations, including: the Oil Pollution Act of 1990 (the “OPA 90”), the Clean Water Act (the “CWA”), the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act (the “CAA”) and the Occupational Safety and Health Act (“OSHA”), as well as comparable state statutes and regulations. We are also subject to regulations governing the handling, transportation, storage and disposal of wastes generated by our activities and naturally occurring radioactive materials (“NORM”) that may result from our oil and natural gas operations. Administrative, civil and criminal fines and penalties may be imposed for noncompliance with these environmental laws and regulations, and violations and liability with respect to these laws and regulations could also result in remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking some activities, may require notice to stakeholders of proposed and ongoing operations, limit or prohibit other activities because of protected wetlands, areas or species and require investigation and cleanup of pollution. These laws, rules and regulations may also restrict the production rate of oil and natural gas or limit the injection of produced water into disposal wells below the rates that would otherwise be possible. We expect to remain in compliance in all material respects with currently applicable environmental laws and regulations and do not expect that these laws and regulations will have a material adverse impact on us.
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
Internationally, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the United States in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions (“NDC”), which set greenhouse gas emission reduction goals, every five years beginning in 2020. The United States exited the Paris Agreement in November 2020, but rejoined the agreement effective February 19, 2021. In April 2021, the United States made its NDC submittal, setting an emissions reduction goal of a 50 to 52% reduction from 2005 levels in economy-wide net greenhouse gas pollution in 2030. Further, in November 2021, the United States and other countries entered into the Glasgow Climate Pact, which included a range of measures designed to address climate change, including the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030 and cooperating toward the advancement of the development of alternative sources of energy. However, the Trump administration has announced a change in course. In January 2025, the Trump administration issued an executive order directing the U.S. Ambassador to the United Nations to immediately submit formal written notification of the U.S.’s withdrawal from the Paris Agreement and any agreement, pact, accord or similar commitment made under the United Nations Framework Convention on Climate Change, which would include the Glasgow Climate Pact.
In January 2019, New Mexico’s governor signed an executive order declaring that New Mexico would support the goals of the Paris Agreement by joining the U.S. Climate Alliance, a bipartisan coalition of governors committed to reducing greenhouse gas emissions consistent with the goals of the Paris Agreement. The stated objective of the executive order is to achieve a statewide reduction in greenhouse gas emissions of at least 45% by 2030 as compared to 2005 levels. The executive order also requires New Mexico regulatory agencies to create an “enforceable regulatory framework” to ensure methane emission reductions. In 2021, the NMOCD implemented rules regarding the reduction of natural gas waste and the control of emissions that, among other items, prohibit flaring in certain circumstances and require upstream and midstream operators to reduce natural gas waste by a fixed amount each year and achieve a 98% natural gas capture rate by the end of 2026. The New Mexico Environment Department (the “NMED”) adopted rules and regulations in April 2022 to address the formation of ground-level ozone, including from existing oil and natural gas operations. In August 2022, the NMED issued a final rule imposing additional controls on oil and natural gas operations to reduce ozone-precursor emissions. In November 2024, the New Mexico Court of Appeals upheld the ozone precursor rule, though this decision may be appealed.
In January 2025, the NMED announced that, due to budget constraints, the NMED Cabinet Secretary will issue a temporary emergency rule to suspend deadlines to issue air permits. Air permits are required for the construction of new oil and gas production facilities or the modification of existing facilities in New Mexico. Whether this announcement will result in meaningful delays or cancelation of our permit applications is uncertain. Any interruption in our ability to timely obtain air permits could result in delays in or an inability to proceed with our development plans for our oil and natural gas operations.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, storage, transport, disposal, cleanup or operating requirements could materially adversely affect our operations and financial condition, as well as those of the oil and natural gas industry in general. The Biden administration started a number of climate and environmental justice initiatives at the federal level. For instance, in January 2021, President Biden issued Executive Order 14088, which directed a government-wide effort to address climate change by reducing greenhouse gas emissions and achieving net-zero global carbon emissions by 2050 or before. That effort was designed to infuse climate policy in all aspects of federal decision-making, including specific directives that touch on foreign policy, national security, financial regulation, federal procurement, infrastructure, and environmental justice among other things. Based on this Executive Order and other findings, the EPA began implementing a comprehensive suite of regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. It is expected that policies relating to environmental matters will change under the Trump administration, but it is too soon to predict what the ultimate impact of the change in administration will be.
On March 8, 2024, the EPA issued a final rule to regulate emissions from oil and natural gas sources that includes NSPS to limit greenhouse gas and volatile organic compound emissions for new, modified or reconstructed sources, as well as emissions guidelines for states to follow when establishing plans to limit methane emissions from existing sources. Additionally, on November 17, 2023, the EPA issued a final rule that enables states to implement more stringent methane emissions standards than the federal guidelines require. As another example, in April 2024, the EPA issued a final consent decree that established a December 10, 2024 deadline for the EPA to review and propose revisions to the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) for oil and natural gas production facilities and natural gas transmission and storage facilities, which may require us to make additional changes to our operations. The EPA has not yet proposed any such revisions.
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
The Endangered Species Act (“ESA”) was established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. On March 27, 2023, a final rule became effective that, among other things, lists the lesser prairie-chicken as endangered under the ESA in certain portions of Southeast New Mexico where we operate. On May 20, 2024, the USFWS issued a final rule listing the dunes sagebrush lizard as endangered. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act and to bald and golden eagles under the Bald and Golden Eagle Protection Act. The USFWS must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in material restrictions on land use and may materially impact oil and natural gas development. Our oil and natural gas operations in certain of our operating areas could also be adversely affected by seasonal or permanent restrictions on drilling activity designed to protect certain wildlife in the Delaware Basin and other areas in which we operate and our ability to maximize production from our leases may be adversely impacted by these restrictions. See “Risk Factors—Risks Related to Laws and Regulations—We are subject to government regulation and liability, including complex environmental laws, which could require significant expenditures.”
We have not in the past been, and do not anticipate in the near future to be, required to expend amounts that are material in relation to our total capital expenditures as a result of environmental laws and regulations, but since these laws and regulations are periodically amended, we are unable to predict the ultimate cost of compliance. We have no assurance that more stringent environmental laws and regulations will not be adopted or that we will not otherwise incur material expenses in connection with environmental laws and regulations in the future. The overall trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly permitting, emissions control, waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial condition. We may be unable or unwilling to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we have no assurance that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. See “Risk Factors—Risks Related to Laws and Regulations—We are subject to government regulation and liability, including complex environmental laws, which could require significant expenditures.”
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
We maintain insurance against some, but not all, potential risks and losses associated with our industry and operations. We generally do not carry business interruption insurance other than with respect to our midstream business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could materially adversely affect our financial condition, results of operations and cash flows. See “Risk Factors—Risks Related to our Operations—Insurance against all operational risks is not available to us.”
Office Location
Our corporate headquarters are located at One Lincoln Centre, 5400 LBJ Freeway, Suite 1500, Dallas, Texas 75240.
Human Capital
At December 31, 2024, we had 452 full-time employees. We believe that our relationships with our employees are satisfactory. No employee is covered by a collective bargaining agreement. From time to time, we use the services of independent consultants and contractors to perform various professional services, including in the areas of geology and geophysics, land, production and midstream operations, construction, design, well site surveillance and supervision, permitting and environmental assessment, legal and income tax preparation and accounting services. Independent contractors, at our request, drill and complete all of our wells and usually perform field and on-site production operation services for us, including midstream services, facilities construction, pumping, maintenance, dispatching, inspection and testing. If significant opportunities for company growth arise and require additional management and professional expertise, we will seek to employ qualified individuals to fill positions where that expertise is necessary to develop those opportunities.
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
We encourage continuing education and study, requiring every employee to complete at least 40 hours of professional training annually. In 2024, for example, our employees completed approximately 22,500 hours of continuing education and study, equating to approximately 50 hours per employee. We also have a leadership program that fosters the development and growth of many of our staff with meetings and opportunities to enhance their leadership skills.

We respect cultural diversity and do not tolerate harassment or discrimination of any kind, including discrimination based on race, color, ethnicity, religion, gender, sexual orientation, gender identity, age, national origin, disability and veteran or marital status.
Proactive Safety Culture
We are proud to have a company culture that emphasizes safety throughout our operations. Our Health, Safety and Environmental (“HSE”) group and our experienced field and office staff involved in our drilling, completion, production and midstream operations proactively work to minimize safety risks and address any potential areas of concern.
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
•We cannot predict the impact of the ongoing military conflicts between Russia and Ukraine and in the Middle East.
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
•Approximately 41% of our total proved reserves at December 31, 2024 consisted of undeveloped and developed non-producing reserves, and those reserves may not ultimately be developed or produced.
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
•San Mateo’s long-term success depends on its ability to obtain new sources of products, which depends on certain factors beyond its control.
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
Risks Related to Laws and Regulations
•Approximately 33% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to various requirements and regulations.
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
•We may incur significant costs and liabilities resulting from compliance with emissions or pipeline safety regulations.
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
•Changes in U.S. foreign trade policies may materially and adversely affect our business, operations and financial condition.
Risks Related to Our Common Stock
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
The prices we receive for the oil, natural gas and NGLs we produce heavily influence our revenue, profitability, cash flow available for capital expenditures, the repayment of debt and the payment of cash dividends, if any, access to capital, borrowing capacity under our Credit Agreement and future rate of growth. Oil, natural gas and NGLs are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil, natural gas and NGLs have been volatile and will likely continue to be volatile in the future. For the year ended December 31, 2024, oil prices averaged $75.76 per Bbl, as compared to $77.60 per Bbl in 2023, ranging from a high of $86.91 per Bbl in early April to a low of $65.75 per Bbl in mid-September, based upon the WTI oil futures contract price for the earliest delivery date. For the year ended December 31, 2024, natural gas prices averaged $2.40 per MMBtu, as compared to $2.66 per MMBtu in 2023, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. During 2024, natural gas prices ranged from a low of $1.58 per MMBtu in late March to a high of $3.95 per MMBtu in late December.
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
•the availability of refining capacity;
•the prices and availability of alternative fuel and energy sources;
•weather conditions and natural disasters, including hurricanes and tropical storms in the Gulf Coast region and severe cold weather in the Delaware Basin;
•political conditions or conflicts in or affecting oil, natural gas and NGL producing regions or countries, including the United States, the Middle East, South America, Russia, Ukraine and China;
•the ongoing military conflicts between Russia and Ukraine and in the Middle East, as well as the related actions of U.S. and other governments and governmental organizations relating to oil, natural gas and NGLs, including through sanctions, embargoes, import restrictions and commodity price caps;
•domestic or global health concerns, including the outbreak or resurgence of contagious or pandemic diseases;
•the threat of terrorism and the impact of military action and civil unrest;
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
•tariffs and trade restrictions; and
•overall worldwide economic conditions.
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
Inflation in the U.S. has become much more significant in recent years. Since 2022, we have experienced significant increases in the costs of certain oilfield services, materials and equipment, including diesel, steel, labor, trucking, sand, personnel and completion costs, among others. Supply and demand fundamentals have been aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing military conflicts between Russia and Ukraine and in the Middle East, as well as related actions of the U.S. and other governments and governmental organizations relating to oil, natural gas and NGLs, including through sanctions, embargoes, import restrictions and commodity price caps. Should oil and natural gas prices remain at their current levels or increase, we expect to be subject to additional supply chain constraints and service cost inflation in future periods, which may increase our costs to drill, complete, equip and operate wells. In addition, supply chain disruptions and other inflationary pressures being experienced throughout the U.S. and global economy and in the oil and natural gas industry may limit our ability to procure the necessary products and services we need for drilling, completing and producing wells in a timely and cost-effective manner, which could result in reduced margins and delays to our operations and could, in turn, have a material adverse effect on our business, financial condition, results of operations and cash flows.
We cannot predict the impact of the ongoing military conflicts between Russia and Ukraine and in the Middle East and the related humanitarian crises on the global economy, energy markets, geopolitical stability and our business.
Although our leasehold acreage is located primarily in the Delaware Basin, the broader consequences of the conflicts between Russia and Ukraine and in the Middle East, which may include further sanctions, embargoes, supply chain disruptions, regional instability and geopolitical shifts, may have adverse effects on global macroeconomic conditions, increase volatility in the price and demand for oil and natural gas, increase exposure to cyberattacks, cause disruptions in global supply chains, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. We cannot predict the extent of either conflict’s effect on our business and results of operations as well as on the global economy and energy markets.
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
The process of estimating accumulations of oil and natural gas is complex and inexact due to numerous inherent uncertainties. This process relies on interpretations of available geological, geophysical, petrophysical, engineering and production data. The extent, quality and reliability of this technical data and the associated interpretations can vary. This process also requires certain economic assumptions related to, among other things, oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserves estimate is a function of:
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
Approximately 41% of our total proved reserves at December 31, 2024 consisted of undeveloped and developed non-producing reserves, and those reserves may not ultimately be developed or produced.
At December 31, 2024, approximately 40% of our total proved reserves were undeveloped and approximately 1% of our total proved reserves were developed non-producing. Our undeveloped and/or developed non-producing reserves may never be developed or produced, or such reserves may not be developed or produced within the time periods we have projected or at the costs we have estimated. SEC rules require that, subject to limited exceptions, proved undeveloped reserves may only be booked if they are related to wells scheduled to be drilled within five years after the date of booking. Delays in the development of our reserves or increases in costs to drill and develop such reserves would reduce the present value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves, resulting in some projects becoming uneconomical and reducing our total proved reserves. In addition, delays in the development of reserves or declines in the oil and/or natural gas prices used to estimate proved reserves in the future could cause us to have to reclassify a portion of our proved reserves as unproved reserves. Any reduction in our proved reserves caused by the reclassification of undeveloped or developed non-producing reserves could materially affect our business, financial condition, results of operations and cash flows.
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
Furthermore, there may be times when we have not hedged our production when, in retrospect, it would have been advisable to do so. Decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. We may employ hedging strategies in the future that differ from those that we have used in the past, and neither the continued application of our current strategies nor our use of different hedging strategies may be successful. See Note 12 to the consolidated financial statements in this Annual Report for a summary of our open derivative financial instruments at December 31, 2024.
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
Although the completion of additional oil and natural gas pipeline capacity from West Texas to the Texas Gulf Coast and other end markets improved these price differentials in the latter part of 2024 and early in 2025, these price differentials for natural gas remain wide and could widen further in future periods. Should we experience future periods of negative pricing for natural gas as we have experienced historically, including in 2024, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results.
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
It is not our practice in all acquisitions of oil and natural gas leases or mineral interests, or undivided interests in such interests, to undergo the expense of retaining lawyers to examine the title to the interest. Rather, in certain acquisitions we rely upon the judgment of oil and natural gas brokers and landmen who perform the field work by examining records in the appropriate governmental office before attempting to acquire a lease or mineral interest.
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
From time to time, we may sell a portion of an interest in a strategic asset for the purpose of assisting or accelerating the asset’s development. In addition, we regularly review our property base for the purpose of identifying nonstrategic assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. Various factors could materially affect our ability to dispose of such interests or nonstrategic assets or complete announced dispositions, including the receipt of approvals of governmental agencies or third parties and the identification of purchasers willing to acquire the interests or purchase the nonstrategic assets on terms and at prices acceptable to us.
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
As of February 18, 2025, the maximum facility amount under the Credit Agreement was $3.50 billion, the borrowing base was $3.25 billion and our elected borrowing commitment was $2.25 billion. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected borrowing commitment (subject to compliance with the covenants noted below). At February 18, 2025, we had available borrowing capacity of approximately $1.55 billion under our Credit Agreement (after giving effect to outstanding letters of credit and subject to our compliance with the covenants noted below).
As of February 18, 2025, the facility amount under the San Mateo Credit Facility was $800.0 million, and San Mateo had available borrowing capacity of approximately $244.0 million (after giving effect to outstanding letters of credit and subject to

San Mateo’s compliance with the covenants noted below). The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in the commitments of the lenders to up to $1.05 billion.
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
A high level of indebtedness could affect our operations in several ways, including:
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
The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of our proved oil and natural gas reserves at December 31 and June 30 of each year, respectively. We and the lenders may each request an unscheduled redetermination of the borrowing base once between scheduled redetermination dates. In addition, our lenders have the flexibility to reduce our borrowing base due to a variety of factors, some of which may be beyond our control. Since the borrowing base is subject to periodic redeterminations, if a redetermination resulted in a borrowing base that was less than our borrowings under the Credit Agreement, we could be required to provide additional collateral satisfactory in nature and value to the lenders to increase the borrowing base to an amount sufficient to cover such excess or repay the deficit in equal installments over a period of six months. If we are required to do so, we may not have sufficient funds to fully make such repayments, which could result in a default under the terms of the Credit Agreement and an acceleration of the loans thereunder, requiring us to negotiate renewals, arrange new financing or sell significant assets, all of which could have a material adverse effect on our business and financial results.
We are subject to interest rate risk under our Credit Agreement and the San Mateo Credit Facility.
Our earnings are exposed to interest rate risk associated with borrowings under our Credit Agreement and the San Mateo Credit Facility. Borrowings under the Credit Agreement may be in the form of a base rate loan or a loan based on the secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”). If we borrow funds as a base rate loan, such borrowings will bear interest at a rate equal to the greatest of (i) the prime rate for such day, (ii) the Overnight Bank Funding Rate (as defined in the Credit Agreement) on such day, plus 0.50%, and (iii) the Daily Simple SOFR (as defined in the Credit Agreement) on such day, plus 1.00%, plus, in each case, an amount ranging from 0.75% to 1.75% depending on the level of borrowings under the Credit Agreement. If we borrow funds as a SOFR loan, such borrowings will bear interest at a rate equal to (x) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) for the chosen interest period plus (y) an amount ranging from 1.75% to 2.75% depending on the level of borrowings under the Credit Agreement. If we have outstanding borrowings under our Credit Agreement and interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.
Similarly, borrowings under the San Mateo Credit Facility may be in the form of a base rate loan or a SOFR loan. If San Mateo borrows funds as a base rate loan, such borrowings will bear interest at a rate equal to the greatest of (i) the prime rate for such day, (ii) the Federal Funds Effective Rate (as defined in the San Mateo Credit Facility) on such day, plus 0.50% and (iii) the Adjusted Term SOFR Rate (as defined in the San Mateo Credit Facility) for a one month tenor, plus 1.00% plus, in each case, an amount ranging from 1.00% to 2.00% depending on San Mateo’s Consolidated Total Leverage Ratio (as defined in the San Mateo Credit Facility). If San Mateo borrows funds as a SOFR loan, such borrowings will bear interest at a rate equal to (x) the Adjusted Term SOFR Rate for the chosen interest period plus (y) an amount ranging from 2.00% to 3.00% depending on San Mateo’s Consolidated Total Leverage Ratio. If San Mateo has outstanding borrowings under the San Mateo Credit Facility and interest rates increase, so will San Mateo’s interest costs, which may have a material adverse effect on San Mateo’s results of operations and financial condition.
Interest rates rose significantly during 2022 and remained elevated throughout 2023 and 2024 as the Federal Reserve sought to control inflation. Interest rates may remain high during 2025. Our Credit Agreement and the San Mateo Credit

Facility have floating rates tied to SOFR or other interest rate benchmarks that generally increase or decrease alongside changes in the federal funds rates. As a result, interest expense on our existing floating rate debt rose during 2022 and 2023, remained high during 2024 and may remain high during 2025. In addition, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly.
The terms of the agreements governing our outstanding indebtedness may restrict our current and future operations, particularly our ability to respond to changes in business or to take certain actions.
Our Credit Agreement, the San Mateo Credit Facility and the indentures governing our senior notes contain, and any future indebtedness we or San Mateo incur will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our and San Mateo’s ability to engage in acts that may be in our best long-term interest. One or more of these agreements include covenants that restrict our or San Mateo’s ability to:
•incur or guarantee additional debt or issue certain types of preferred stock;
•declare or pay dividends or distributions or redeem, repurchase or retire our capital stock or subordinated indebtedness;
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
A breach of any of these covenants could result in an event of default under our Credit Agreement, the San Mateo Credit Facility and the indentures governing our outstanding senior notes. For example, our Credit Agreement requires us to comply with certain financial covenants, including maintaining a specified debt to EBITDA ratio and current ratio. Low oil and natural gas prices or a decline in our oil or natural gas production may adversely impact our EBITDA, cash flows and debt levels, and therefore our ability to comply with these covenants.
Similarly, the San Mateo Credit Facility requires San Mateo to comply with certain financial covenants, including maintaining a specified debt to EBITDA ratio and interest coverage ratio. Lower revenues as a result of less volumes than anticipated, or otherwise, or an increase in interest rates may adversely impact San Mateo’s EBITDA and interest expense, and therefore San Mateo’s ability to comply with these covenants. For a summary of these financial restrictions and other covenants in our Credit Agreement, the San Mateo Credit Facility and the indentures governing our senior notes, see Note 7 to the consolidated financial statements in this Annual Report.
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
In March 2020, our corporate credit ratings from S&P Global Ratings and Moody’s Investors Service were downgraded in significant part due to the sudden decline in oil prices in early 2020. These corporate credit ratings were subsequently upgraded, and as of February 18, 2025, our corporate credit ratings from S&P Global Ratings, Moody’s Investors Service and Fitch Ratings remained “BB-,” “Ba3” and “BB-,” respectively. We cannot guarantee you that our credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Any future downgrade could increase the cost of any indebtedness incurred in the future.
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
In each of the first, second and third quarters of 2024, our Board declared quarterly cash dividends of $0.20 per share of common stock. In October 2024, the Board amended our dividend policy to increase the quarterly dividend to $0.25 per share of common stock and also declared a quarterly cash dividend of $0.25 per share of common stock. In February 2025, the Board amended our dividend policy to increase the quarterly dividend to $0.3125 per share of common stock and also declared a quarterly cash dividend of $0.3125 per share of common stock payable on March 14, 2025 to shareholders of record as of February 28, 2025. We intend to continue to pay a quarterly dividend in the future pursuant to the dividend policy adopted by our Board. However, the payment and amount of future dividend payments, if any, are subject to declaration by our Board. Such payments will depend on, among other things, our available cash, earnings, financial condition, capital requirements, level of indebtedness, stock price, statutory and contractual restrictions applicable to the payment of dividends and other considerations that our Board deems relevant. Cash dividend payments in the future may only be made out of legally available funds, and, if we experience substantial losses, such funds may not be available.
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
If we decide to drill a certain location, there is a risk that no commercially productive oil or natural gas reservoirs will be found or produced. We may drill or participate in new wells that are not productive. We may drill or participate in wells that are productive, but that do not produce sufficient net revenues to return a profit after drilling, operating and other costs. There is no way to affirmatively determine in advance of drilling and testing whether any particular location will yield oil or natural gas in sufficient quantities to recover exploration, drilling and completion costs or to be economically viable. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon-bearing formation or experience mechanical difficulties while drilling or completing the well, resulting in a reduction in production and reserves from, or abandonment of, the well. The productivity and profitability of a well may be negatively affected by a number of additional factors, including:
•general economic and industry conditions, including the prices received for oil and natural gas;
•shortages of, or delays in, obtaining equipment, including hydraulic fracturing equipment, and qualified personnel;
•limited access to electrical power sources or other infrastructure used in our operations;
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
Furthermore, our exploration and production operations involve using some of the latest drilling and completion techniques developed by us, other operators and service providers. Risks that we face while drilling and completing horizontal wells include:
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
Each of these risks is magnified in wells with longer laterals. In 2024, the average completed lateral length for operated wells turned to sales was approximately 9,300 feet. If we do not drill productive and profitable wells in the future, our business, financial condition, results of operations, cash flows and reserves could be materially and adversely affected.
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
•domestic or global health concerns, including the outbreak or resurgence of contagious or pandemic diseases;
•loss of drilling fluid circulation;
•blowouts where oil or natural gas flows uncontrolled at a wellhead;
•cratering or collapse of the formation;
•pipe or cement leaks, failures or casing collapses;
•damage to pipelines, processing plants and disposal wells and associated facilities;
•fires or explosions;
•releases of hazardous substances, toxic gases such as hydrogen sulfide or other waste materials;
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
Almost all of our current oil and natural gas production and our proved reserves are attributable to our properties in the Delaware Basin in Southeast New Mexico and West Texas, the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana. In recent years, the Delaware Basin has become an area of increasing focus for us, and approximately 97% of our total oil and natural gas production for 2024 was attributable to our properties in the Delaware Basin. Since 2016, the vast majority of our capital expenditures have been allocated to the Delaware Basin. We expect that substantially all of our capital expenditures in 2025 will continue to be in the Delaware Basin, with the exception of amounts allocated to limited operations and certain non-operated well opportunities in our South Texas and Haynesville shale positions.
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
Our operations may also be adversely affected by weather conditions and events such as hurricanes, tropical storms, floods and inclement winter weather, resulting in delays in drilling and completions, damage to facilities and equipment and the inability to receive equipment or access personnel and products at affected job sites in a timely manner. For example, in recent years, the Delaware Basin has experienced periods of severe winter weather that impacted many operators. In particular, weather conditions and freezing temperatures have resulted in shut-ins of producing wells, power outages, curtailments in trucking, delays in drilling and completion of wells and other production constraints. Certain areas of the Delaware Basin have also experienced periods of severe flooding that impacted our operations as well as many other operators in the area, resulting in delays in drilling, completing and initiating production on certain wells. As we continue to focus our operations on the Delaware Basin, we may increasingly face these and other challenges posed by severe weather.
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
Shortages or the high cost of drilling rigs, completion equipment and services, drill pipe, casing and other tubular goods, personnel or supplies, including sand and other proppants, could delay or adversely affect our operations. When drilling activity in the United States or a particular operating area increases, associated costs typically also increase, including those costs related to drilling rigs, equipment, supplies, drill pipe, casing and other tubular goods, including sand and other proppants, and personnel and the services and products of other industry vendors. These costs may increase, and necessary equipment, supplies and services may become unavailable to us at economical prices. Should this increase in costs occur, we may delay drilling or completion activities, which may limit our ability to establish and replace reserves, or we may incur these higher costs, which may negatively affect our business, financial condition, results of operations and cash flows. In addition, should oil and natural gas prices decline, third-party service providers may face financial difficulties and be unable to provide services. A reduction in the number of service providers available to us may negatively impact our ability to retain qualified service providers, or obtain such services at costs acceptable to us. Further, supply chain disruptions, tariffs and trade restrictions and other inflationary pressures being experienced throughout the United States and global economy may limit our ability to procure the necessary products and services for drilling and completing wells in a timely and cost effective manner, which could result in reduced margins and delays in our drilling and completion activities which, in turn, could adversely affect our business, financial condition, results of operations and cash flows.
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
We use a substantial amount of water in our drilling and hydraulic fracturing operations. Our inability to obtain sufficient amounts of water at reasonable prices, or treat and dispose of water after drilling and hydraulic fracturing, could adversely impact our operations. In recent years, Southeast New Mexico and West Texas have experienced severe drought. As a result, we may experience difficulty in securing the necessary volumes of water for our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as (i) hydraulic fracturing, including the use of fresh water in such operations, or (ii) disposal of waste, including the disposal of produced water, drilling fluids and other wastes associated with the exploration, development and production of oil and natural gas. Furthermore, future environmental regulations and permitting requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells could increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, and all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Construction of midstream projects subjects us to risks of construction delays, cost over-runs, limitations on our growth and negative effects on our financial condition, results of operations, cash flows and liquidity.
From time-to-time, we, through San Mateo or otherwise, plan and construct midstream projects, some of which may take a number of months before commercial operation, such as construction of oil, natural gas and produced water gathering or transportation systems, construction of natural gas processing plants, drilling of commercial salt water disposal wells and construction of related facilities. These projects are complex and subject to a number of factors beyond our control, including delays from third-party landowners, the permitting process, government and regulatory approval, compliance with laws, unavailability of materials, labor disruptions, environmental hazards, financing, accidents, weather and other factors. Any delay in the completion of these projects could have a material adverse effect on our business, results of operations, liquidity, financial condition and the ability of San Mateo to attract third-party customers. The construction of produced water disposal facilities, pipelines and gathering and processing facilities requires the expenditure of significant amounts of capital, which may exceed our estimated costs. Estimating the timing and expenditures related to these development projects is very complex and subject to variables that can significantly increase expected costs. Should the actual costs of these projects exceed our estimates, our liquidity and financial condition could be adversely affected. This level of development activity requires significant effort from our management and technical personnel and places additional requirements on our financial resources and internal financial controls. We may not have the ability to attract and/or retain the necessary number of personnel with the skills required to bring complicated projects to successful conclusions.
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
At December 31, 2024, we had leasehold interests in approximately 39,400 net acres across all of our areas of interest that are not currently held by production and are subject to leases with primary or renewed terms that expire prior to 2030. Unless we establish and maintain production, generally in paying quantities, on units containing these leases during their terms or we renew such leases, these leases will expire. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. In addition, on certain portions of our acreage, third-party leases, or top leases, may have been taken and could become immediately effective if our leases expire. If our leases expire or we are unable to renew such leases, we will lose our right to develop the related properties. As such, our actual drilling activities may materially differ from our current expectations, which could adversely affect our business, financial condition, results of operations and cash flows.
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
Risks Related to Third Parties
Financial difficulties encountered by our oil, natural gas and NGL purchasers, third-party operators, third-party customers or other third parties could decrease our cash flows from operations and adversely affect the exploration and development of our prospects and assets.
We derive most of our revenues from the sale of our oil, natural gas and NGLs to unaffiliated third-party purchasers, independent marketing companies and midstream companies. We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. For each of the years ended December 31, 2024, 2023 and 2022, we had three significant purchasers that collectively accounted for approximately 79%, 76% and 70%, respectively, of our total oil, natural gas and NGL revenues. We cannot ensure that we will continue to have ready access to suitable markets for our future production. If we lost one or more of these customers and were unable to sell our production to other customers on terms we consider acceptable, it could materially and adversely affect our business, financial condition, results of operations and cash flows. Furthermore, we cannot predict the extent to which counterparties’ businesses would be impacted if oil and natural gas prices decline, such prices remain depressed for a sustained period of time or other conditions in our industry were to deteriorate. Any delays in payments from our purchasers caused by financial problems encountered by them could have an immediate negative effect on our results of operations and cash flows.
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
We may be required to shut in wells for lack of a market or because of inadequate or unavailable pipelines, gathering systems, treating, compression or processing facilities or trucking capacity. If that were to occur, we would be unable to realize revenue from those wells until production arrangements were made to deliver our production to market. Furthermore, if we were required to shut in wells, we might also be obligated to pay shut-in royalties to certain mineral interest owners in order to maintain our leases.
The disruption of our own or third-party facilities due to maintenance, weather or other factors could negatively impact our ability to market and deliver our oil, natural gas and NGLs. If our costs to access and transport on these pipelines significantly increase, our profitability could be reduced. Third parties control when or if their facilities are restored and what prices will be charged. In the past, we have experienced pipeline and natural gas processing interruptions and capacity and infrastructure constraints associated with natural gas production. While we have entered into natural gas processing, treating, compression and transportation agreements covering the anticipated natural gas production from a significant portion of our Delaware Basin acreage in Southeast New Mexico and West Texas, no assurance can be given that these agreements will alleviate these issues completely, and we may be required to pay deficiency payments under such agreements if we do not meet the gathering or processing commitments, as applicable. For example, in the fourth quarter of 2024, we experienced temporary natural gas pipeline and processing interruptions due to maintenance and constraints that are estimated to have resulted in approximately 3,000 BOE per day of less production. We may experience similar interruptions and processing capacity constraints as we continue to explore and develop our Wolfcamp, Bone Spring and other liquids-rich plays in the Delaware Basin in 2025. If we were required to shut in our production for long periods of time due to pipeline interruptions or lack of processing facilities or capacity of these facilities, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We conduct a portion of our operations through joint ventures, which subjects us to additional risks that could have a material adverse effect on the success of these operations, our financial position, results of operations or cash flows.
We own and operate substantially all of our midstream assets in Eddy County, New Mexico and Loving County, Texas and a significant proportion of our midstream assets in Lea County, New Mexico through San Mateo, and we have and may continue to enter into other joint venture arrangements in the future. The nature of a joint venture requires us to share a portion of control with unaffiliated third parties. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing us to fund operating and/or capital expenditures, the timing and amount of which we may not control. In addition, if our joint venture partners do not fulfill their contractual, financial and other obligations, the affected joint venture may be unable to operate according to its business plan, and we may be required to increase our level of financial commitment or seek third-party capital, which could dilute our ownership in the applicable joint venture. If we do not timely meet our financial commitments or otherwise comply with our joint venture agreements, our ownership of and rights with respect to the applicable joint venture may be reduced or otherwise adversely affected. Furthermore, there can be no assurance that any joint venture will be successful or generate cash flows at the level we have anticipated, or at all. Differences in views among joint venture participants could also result in delays in business decisions or otherwise, failures to agree on major issues, operational inefficiencies and impasses, litigation or other issues. We provide management functions for certain joint ventures and may provide such services for future joint venture arrangements, which may require additional time and attention of management or require us to hire or contract additional personnel. Third parties may also seek to hold us liable for a joint venture’s liabilities. These issues or any other difficulties that cause a joint venture to deviate from its original business plan could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Because of the natural decline in production in the regions of San Mateo’s midstream operations, San Mateo’s long-term success depend on its ability to obtain new sources of products, which depends on certain factors beyond San Mateo’s control. Any decrease in supplies to their midstream facilities could adversely affect San Mateo’s business and operating results.
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
From time to time, we have entered into and may in the future enter into certain oil, natural gas or produced water gathering, treating, compression or transportation agreements, natural gas processing agreements, NGL transportation agreements, produced water disposal agreements or similar commercial arrangements with midstream companies, including San Mateo and its subsidiaries, including Pronto. Certain of these agreements require us to meet minimum volume commitments, often regardless of actual throughput. Reductions in our drilling activity could result in insufficient production to fulfill our obligations under these agreements. As of December 31, 2024, our long-term contractual obligations under agreements with minimum volume commitments totaled approximately $1.50 billion over the terms of the agreements. If we have insufficient production to meet the minimum volume commitments under any of these agreements, our cash flow from operations will be reduced, which may require us to reduce or delay our planned investments and capital expenditures or seek alternative means of financing, all of which may have a material adverse effect on our results of operations.
Pursuant to certain of our agreements with midstream companies, we have dedicated our current and future leasehold interests in certain of our asset areas to counterparties. As a result, we will be limited in our ability to use other gathering, processing, disposal and transportation service providers, including our midstream business, even if such service providers are able to offer us more favorable pricing or more efficient service.
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
Competition is intense in virtually all facets of our business. Our ability to acquire additional prospects and to find and develop reserves in the future will depend in part on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment for acquiring properties, to market oil and natural gas and to secure trained personnel. Similarly, our midstream business, and particularly the success of San Mateo, depends in part on our ability to compete with other midstream service companies to attract third-party customers to our midstream facilities. San Mateo competes with other midstream companies that provide similar services in their areas of operations, and such companies may have legacy relationships with producers in those areas and may have a longer history of efficiency and reliability. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. Many of our competitors possess and employ financial, technical, technological and personnel resources substantially greater than ours. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial, technical, technological or personnel resources permit. As our competitors use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. We cannot be certain that we will be able to implement technologies on a timely basis or at a cost that is acceptable to us. One or more of the technologies that we use or that we may implement in the future may become obsolete, and our operations may be adversely affected.
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
Risks Related to Laws and Regulations
Approximately 33% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands.
At December 31, 2024, Matador held approximately 198,700 net leasehold and mineral acres in the Delaware Basin, primarily in Eddy and Lea Counties, New Mexico and in Loving, Ward and Winkler Counties, Texas, of which approximately 65,500 net acres, or about 33%, was on federal lands administered by the BLM. In addition to permits issued by state and local authorities, oil and natural gas activities on federal lands also require permits from the BLM. Permitting for oil and natural gas activities on federal lands can take significantly longer than the permitting process for oil and natural gas activities not located on federal lands. In addition, government disruptions, such as a shutdown of the U.S. federal government resulting from the failure to pass budget appropriations, adopt continuing funding resolutions or raise the debt ceiling, could delay or halt the granting and renewal of such permits or other licenses, approvals or certificates required to conduct our operations. Delays in obtaining necessary permits or other approvals can disrupt our operations and have a material adverse effect on our business. BLM leases contain relatively standardized terms and require compliance with detailed regulations and orders, which are subject to change. For example, on August 16, 2022, H.R. 5376, commonly known as the Inflation Reduction Act of 2022 (the “IRA”), was enacted. Pursuant to the IRA, the royalty rate for federal leases issued on or after August 16, 2022 was increased to 16.67 percent. On April 23, 2024, the BLM issued a final rule that revised the BLM’s oil and gas leasing regulations, including aligning royalty rates, rentals and minimum bids with the IRA, and updated the bonding requirements for leasing, development and production. These operations are also subject to BLM rules regarding engineering and construction specifications for production facilities, ability to commingle production, safety procedures, the valuation of production, the payment of royalties, the removal of facilities, the posting of bonds, hydraulic fracturing, the control of air emissions and other areas of environmental protection. These rules could result in increased compliance costs for our operations, which in turn could have a material adverse effect on our business and results of operations. Under certain circumstances, the BLM may require our operations on federal leases to be suspended or terminated. In addition, litigation related to leasing and permitting of federal lands could also restrict, delay or limit our ability to conduct operations on our federal leasehold or acquire additional federal leasehold. In January 2021, the Biden administration issued the Biden Administration Federal Lease Orders limiting the issuance of federal drilling permits and other necessary federal approvals. The BLM indicated that the Lease Sale Litigation and the Social Cost of Carbon Litigation could delay lease sales and the approval of drilling permits, though the ultimate impact is uncertain given the Trump administration’s revocations of related executive orders. Should these or other limitations or prohibitions be imposed or continue to be applied, our oil and natural gas operations on federal lands could be adversely impacted. At the federal level, various policy makers, regulatory agencies and political candidates have also proposed restrictions on hydraulic fracturing, including its outright prohibition. It is possible that any such restrictions on hydraulic fracturing may particularly target activity on federal lands. Any federal legislation, regulations or orders intended to limit or restrict oil and natural gas operations on federal lands, if enacted, could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Oil and natural gas exploration and production activities on federal lands are also subject to NEPA, which requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. This process, including any additional requirements that may be implemented or litigation regarding the process, has the potential to delay or even halt development of future oil and natural gas projects with NEPA applicability. See “Business—Regulation—Oil and Natural Gas Regulation.”
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
We do not believe that full insurance coverage for all potential damages is available at a reasonable cost. Failure to comply with these laws and regulations may also result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties, injunctive relief and/or the imposition of investigatory or other remedial obligations. The costs of remedying noncompliance may be significant, and remediation obligations could adversely affect our financial condition, results of operations and leasehold acreage. Laws, rules and regulations related to the environment have changed frequently and the changes often include increasingly stringent requirements. These laws, rules and regulations may impose liability on us for environmental damage and disposal of hazardous and non-hazardous materials even if we were not negligent or at fault. We may also be found to be liable for the conduct of others or for acts that complied with applicable laws, rules or regulations at the time we performed those acts. These laws, rules and regulations are interpreted and enforced by numerous federal and state agencies. In addition, private parties, including the owners of properties upon which our wells are drilled or our facilities are located, the owners of properties adjacent to or in close proximity to those properties or non-governmental organizations such as environmental groups, may also pursue legal actions against us based on alleged non-compliance with certain of these laws, rules and regulations. For example, a number of lawsuits have been filed in some states against others in our industry alleging that fluid injection or oil and natural gas extraction have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. Private parties may also pursue legal actions challenging permitting programs that authorize certain of our operations. For example, it is possible that courts could vacate relevant Nationwide Permits (“NWPs”) as such potential permit coverage relates to activities in the oil and natural gas sector, or the federal government could choose to suspend the availability of NWPs in the future, thereby forcing our relevant operations to seek coverage under individual permits under CWA Section 404 (which is a longer and more administratively complex process that is subject to NEPA).
Part of the regulatory environment in which we operate includes, in some cases, federal requirements for obtaining environmental assessments, environmental impact statements and/or plans of development before commencing exploration and production or midstream activities. Oil and natural gas operations in certain of our operating areas can be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife. For example, on March 27, 2023, a final rule became effective that, among other things, lists the lesser prairie-chicken as endangered under the ESA in certain portions of southeastern New Mexico where we operate. On May 20, 2024, the USFWS issued a final rule listing the dunes sagebrush lizard as endangered. We participate in candidate conservation agreements for the lesser prairie-chicken, as well as the dunes sagebrush lizard and the Texas hornshell mussel, pursuant to which we are restricted from operating in certain sensitive locations or at certain times. The listing of the dunes sagebrush lizard as endangered, participation in such candidate conservation agreements or the designation of previously unprotected species as threatened or endangered species could prohibit drilling or other operations in certain of our operating areas, cause us to incur increased costs arising from species protection measures or result in limitations on our exploration and production and midstream activities, each of which could have a material adverse impact on our business, financial condition, results of operations and cash flows. See “Business—Regulation.”
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
Historically, we have generated and carried forward net operating losses (“NOL”) in amounts sufficient to offset substantially all of our taxable income and, thus, have not incurred material federal or state income tax liabilities. As of December 31, 2022, we had utilized all of our federal NOL carryovers. Our federal and state income tax liabilities in 2025 and subsequent years will be dependent upon a variety of factors that will impact our taxable income, including oil and natural gas prices, allowable deductions and any legislative changes thereon, in addition to any tax credits generated that would offset tax liabilities in future periods.
Additionally, the IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for certain corporations with more than $1 billion in average adjusted financial statement income for the three-year tax period ending before the corporation’s current tax year. The impact of the 15% corporate minimum tax will depend on our results of operations each year. While we do not expect such minimum tax to have any immediate material impact, we will continue to evaluate its future impact as further information becomes available.
In addition, from time to time there has been a significant amount of discussion by legislators and presidential administrations concerning a variety of energy tax proposals at the U.S. federal level. Periodically, legislation is introduced to eliminate certain key U.S. federal income tax preferences currently available to oil and natural gas exploration and production companies. Such changes include (i) the repeal of the percentage depletion allowance for certain oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain U.S. production or manufacturing activities and (iv) the increase in the amortization period for geological and geophysical costs paid or incurred in connection with the exploration for, or development of, oil or natural gas within the United States. The passage of any such legislation or any other similar change in U.S. federal income or state tax law could affect certain tax deductions that are currently available with respect to oil and natural gas exploration and production activities and could negatively impact our financial condition, results of operations and cash flows.
Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Hydraulic fracturing involves the injection of water, sand or other proppants and chemicals under pressure into rock formations to stimulate oil and natural gas production. We routinely use hydraulic fracturing to complete wells in order to produce oil, natural gas and NGLs from formations where we focus our operations. Hydraulic fracturing has been regulated at the state and local level through permitting and compliance requirements. Federal, state and local laws or regulations targeting various aspects of the hydraulic fracturing process are being considered, or have been proposed or implemented. In past sessions, Congress has considered, but has not passed, legislation to amend the SDWA, to remove the SDWA’s exemption granted to most hydraulic fracturing operations (other than operations using fluids containing diesel) and to require reporting and disclosure of chemicals used by oil and natural gas companies in the hydraulic fracturing process. Also at the federal level, in March 2015, the BLM issued final rules, including new requirements relating to public disclosure, wellbore integrity and handling of flowback water, to regulate hydraulic fracturing on federal and Indian lands, but these rules never became effective. These rules were rescinded by rule in December 2017. The rescission was challenged, and the challenge remains pending before the Ninth Circuit Court of Appeals.
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
The potential adoption of federal, state and local legislation and regulations intended to address potential induced seismicity in the areas in which we operate could restrict our drilling and production activities and our midstream operations, as well as our ability to dispose of produced water gathered from such activities, which could decrease our and San Mateo’s revenues and result in increased costs and additional operating restrictions or delays.
State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for produced water disposal and the increased occurrence of seismic activity. When caused by human activity, such events are called “induced seismicity.” Regulatory agencies at all levels are continuing to study the possible link between oil and natural gas activity and induced seismicity. In addition, a number of lawsuits have been filed in some states against others in our industry alleging that fluid injection or oil and natural gas extraction have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states, including New Mexico and Texas, have imposed additional requirements, including requirements regarding the permitting of salt water disposal wells or otherwise, to assess the relationship between seismicity and the use of such wells. See “Business—Regulation—Underground Injection and Hydraulic Fracturing.”
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
We believe it is likely that scientific and political attention to issues concerning the extent, causes of and responsibility for climate change will continue, with the potential for further regulations and litigation that could affect our operations. Our operations result in greenhouse gas emissions. The EPA has published its final findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and welfare because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. However, in January 2025, the Trump administration issued an executive order directing the EPA to re-evaluate the legality and continuing applicability of the endangerment finding. There were attempts at comprehensive federal legislation establishing a cap and trade program, but that legislation did not pass. Further, various states have considered or adopted legislation that seeks to control or reduce emissions of greenhouse gases from a wide range of sources. In addition, the United States has at times been a party to certain international agreements, pacts and other commitments designed to address climate change and reduce greenhouse gas emissions, including the Paris Agreement and the Glasgow Climate Pact. For further discussion of these international commitments, see “Business—Regulation—Environmental, Health and Safety Regulation.”
On August 16, 2022, the IRA created the Methane Emissions Reduction Program to incentivize methane emission reductions and, for the first time ever, impose a fee on greenhouse gas emissions from certain facilities that exceed specified emissions levels. Further, on November 11, 2022, the EPA issued a supplemental notice of proposed rulemaking on methane and greenhouse gas emissions from new and existing sources in the oil and natural gas industry. On March 8, 2024, the EPA issued a final rule to reduce methane and volatile organic chemicals emissions from the oil and natural gas sector, which strengthens and expands the EPA’s November 1, 2021 proposed revisions to the New Source Performance Standards program established under Section 111 of the CAA and requires state-level environmental regulators to create new emissions restrictions for existing sources as well. On November 17, 2023, the EPA issued a final rule that enables states to implement more stringent methane emissions standards than the federal guidelines require. The EPA has begun adopting and implementing a comprehensive suite of regulations to restrict greenhouse gas emissions under existing provisions of the CAA and the recent authority of the IRA. In addition, some states, including New Mexico, have implemented rules and regulations relating to greenhouse gas emissions. For further discussion of these federal and state regulations, see “Business—Regulation—Environmental, Health and Safety Regulation.”
In an interpretative guidance on climate change disclosures, the SEC indicated that climate change could have an effect on the severity of weather (including hurricanes, droughts, floods and freezes), sea levels, the arability of farmland and water availability and quality. If such effects were to occur, there is the potential for our exploration and production operations to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low-lying areas, disruption of our production, less efficient or non-routine operating practices necessitated by climate effects, impacts on our workforce, supply chain or distribution chain and increased costs for, or difficulty procuring consistent levels of, insurance coverage in the aftermath of such effects. Any future exploration and development activities and equipment could also be adversely affected by severe weather conditions such as hurricanes or freezing temperatures, which may cause a loss of production from temporary cessation of activity from regional power outages or lost or damaged facilities and equipment. Such severe weather conditions could also impact access to our drilling and production facilities for routine operations, maintenance and repairs and the availability of and our access to, necessary third-party services, such as gathering, processing, compression and transportation services. These constraints and the resulting shortages or high costs could delay or temporarily halt our operations and materially increase our operation and capital costs, which could have a material adverse effect on our business, financial condition and results of operations. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by us or other midstream companies, service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change. In addition, our hydraulic fracturing operations require large amounts of water. See “—Risks Related to our Operations—If we are unable to acquire adequate supplies of water for our drilling and hydraulic fracturing operations or are unable to dispose of the water we use at a reasonable cost and pursuant to applicable environmental rules, our ability to produce oil and natural gas commercially and in commercial quantities could be impaired.” Should climate change or other drought conditions occur, our ability to obtain water of a sufficient quality and quantity could be impacted and in turn, our ability to perform hydraulic fracturing operations could be restricted or made more costly.
Legislative and regulatory initiatives related to climate change and greenhouse gas emissions could, and in all likelihood would, require us to incur increased operating costs adversely affecting our profits, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce, depressing the prices we receive for oil and natural gas. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have a material adverse effect on our business, financial condition and results of operations. Additionally, the threat of climate change has resulted in increasing political risk in the United States as various policy makers, regulatory agencies and political candidates at the federal, state and local levels have proposed bans of new leases for production of minerals on federal properties and various restrictions on hydraulic fracturing, including its outright prohibition. Should these or other limitations or prohibitions be imposed or continue to be applied, our oil and natural gas operations on federal lands could be adversely impacted.
Various policy makers, regulatory agencies and political candidates at the federal, state and local levels have identified climate change as a priority, and new executive orders, regulatory action and/or legislation targeting greenhouse gas emissions, promoting energy efficiency or the development and consumption of alternative forms of energy or prohibiting or restricting oil and natural gas development activities in certain areas, have been, or may in the future be, proposed and/or promulgated. The Biden administration issued multiple executive orders pertaining to environmental regulations and climate change, which established climate change as a primary foreign policy and national security consideration, prioritized achieving net-zero greenhouse gas emissions by or before 2050 and generally further integrated climate change and environmental justice considerations into government agencies’ decision-making, among other measures. It is anticipated that the policy of the Trump administration will reduce the focus on climate change and environmental justice at the federal level, but it is too soon to predict what overall effects the change in administration will have on these issues. As of January 2025, the Trump administration has revoked multiple Biden administration executive orders regarding climate change. For further discussion of these executive orders and other legislative and regulatory developments regarding climate change, see “Business—Regulation—Oil and Natural Gas Regulation.”
In any event, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against oil and natural gas companies in connection with their greenhouse gas emissions. Should we be targeted by any such litigation or investigations, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the causation of or contribution to the asserted damage, or to other mitigating factors. The ultimate impact of greenhouse gas emissions-related agreements, legislation and measures on our financial performance is highly uncertain because we are unable to predict, for a multitude of individual jurisdictions, the outcome of political decision-making processes and the variables and trade-offs that inevitably occur in connection with such processes.
New climate disclosure rules adopted by the SEC or states in which we have operations or do business could increase our costs of compliance and adversely impact our business.
On March 6, 2024, the SEC adopted new rules that require significantly expanded climate-related disclosures in SEC filings, including certain climate-related risks, climate-related metrics and greenhouse gas emissions, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements (the “SEC Climate Disclosure Rules”). The SEC Climate Disclosure Rules include certain phase-in compliance dates for disclosure of material Scope 1 and 2 greenhouse gas emissions. As adopted, large accelerated filers such as us would be obligated to disclose material Scope 1 and 2 greenhouse gas emissions beginning with their annual reports covering fiscal years that begin in 2025. However, on April 4, 2024, the SEC issued an order staying implementation of the SEC Climate Disclosure Rules pending judicial review of various legal challenges to the rules, which were consolidated into the Eighth Circuit Court of Appeals. On February 11, 2025, the SEC notified the Eighth Circuit Court of Appeals of a statement issued by the SEC’s Acting Chairman regarding, among other things, the fact that the majority of current SEC Commissioners had previously voted against adopting the SEC Climate Disclosure Rules and requested that the Eighth Circuit Court of Appeals delay certain aspects of the litigation to provide time for the SEC to deliberate and determine the appropriate next steps. Accordingly, while we are currently assessing the SEC Climate Disclosure Rules, the outcome of these legal challenges is uncertain, including with respect to the content of any portion of the SEC Climate Disclosure Rules that may be upheld and the ultimate timing of required compliance with such rules, and at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the SEC Climate Disclosure Rules. In addition, in the absence of federal action, states may propose and adopt climate disclosure requirements.
In the event the SEC Climate Disclosure Rules go into effect or states in which we operate or do business adopt climate disclosure requirements, we could incur significant additional costs relating to the assessment and disclosure of climate-related risks, including costs relating to monitoring, collecting, analyzing and reporting the new metrics and implementing systems and procuring additional internal and external personnel with the requisite skills and expertise to serve those functions. These additional costs or changes in operations could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may also face increased litigation risks related to disclosures made pursuant to these regulations. In addition, enhanced climate disclosure requirements could accelerate the trend of certain investors and lenders restricting or seeking more stringent conditions with respect to their investments in carbon-intensive sectors. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures to be misleading or deficient.
New regulations on all emissions from our operations could cause us to incur significant costs.
In recent years, the EPA issued final rules to subject oil and natural gas operations to regulation under the NSPS and NESHAP programs under the CAA and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured oil and natural gas wells, compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. These rules have required changes to our operations, including the installation of new equipment to control emissions. In April 2024, the EPA issued a final consent decree that established a December 10, 2024 deadline for the EPA to review and propose revisions to the NESHAP for oil and natural gas production facilities and natural gas transmission and storage facilities, which may require us to make additional changes to our operations. The EPA has not yet proposed any such revisions. The EPA finalized a more stringent National Ambient Air Quality Standard for ozone in October 2015. The EPA finished promulgating final area designations under the new standard in 2018, which, to the extent areas in which we operate have been classified as “non-attainment” areas, may result in an increase in costs for emission controls and requirements for additional monitoring and testing, as well as a more cumbersome permitting process. To the extent regions reclassified as non-attainment areas under the lower ozone standard have begun implementing new, more stringent regulations, those regulations could also apply to our or San Mateo’s customers’ operations. Generally, it takes states several years to develop compliance plans for their non-attainment areas. In November 2016, BLM issued final rules relating to the venting, flaring and leaking of natural gas by oil and natural gas producers who operate on federal and Indian lands. The rules were designed to limit routine flaring of natural gas, require the payment of royalties on avoidable natural gas losses and require plans or programs relating to natural gas capture and leak detection and repair. Following litigation, the 2016 Waste Prevention Rule was vacated. However, the IRA contains a suite of provisions addressing onshore and offshore oil and natural gas development under Federal leases. Under the authority of the IRA, on April 10, 2024, BLM finalized new regulations to reduce the waste of natural gas from venting, flaring and leaks during oil and natural gas production activities on Federal and Indian leases. These rules are expected to result in an increase to our operating costs and changes in our operations. In December 2023, the EPA issued final NSPS updates and emission guidelines to reduce methane and other pollutants from the oil and gas industry. In addition, several states are pursuing similar measures to regulate emissions of methane from new and existing sources within the oil and natural gas source category. The EPA issued a final rule on October 22, 2024, removing the affirmative defense for violations caused by malfunctions from the NESHAP for the oil and natural gas production source category and natural gas transmission and storage source category. On November 18, 2024, the EPA published a final rule under authority of the IRA that imposes a waste emissions charge on large emitters of waste methane from the oil and gas sector. Multiple states have filed suit against the EPA in the United States Court of Appeals for the District of Columbia claiming that the waste emissions charge exceeds the agency’s statutory authority, and various proposals have been advanced in Congress to either repeal the waste charge portion of the IRA or to reverse the EPA’s implementing regulations through the Congressional Review Act. As a result of this continued regulatory focus, these and any future federal and state regulations of the oil and natural gas industry could result in increased compliance costs for our operations.
We may incur significant costs and liabilities resulting from compliance with pipeline safety regulations.
Our pipelines are subject to stringent and complex regulation related to pipeline safety and integrity management. For instance, the Department of Transportation, through PHMSA, has established a series of rules that require pipeline operators to develop and implement integrity management programs for hazardous liquid (including oil) pipeline segments that, in the event of a leak or rupture, could affect high-consequence areas. The Rustler Breaks Oil Pipeline System and the Trophy Pipeline System are subject to such rules. PHMSA also recently finalized rulemaking to expand existing integrity management, reporting and records retention, and safety requirements to certain natural gas transmission lines. Additional action by PHMSA with respect to pipeline integrity management requirements may occur in the future. At this time, we cannot predict the cost of such requirements, but they could be significant. Moreover, violations of pipeline safety regulations can result in the imposition of significant penalties.
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
Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC under the NGA. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to FERC regulation. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of ongoing litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts or Congress. Similarly, intrastate crude oil pipeline facilities are exempt from regulation by FERC under the ICA. San Mateo’s Rustler Breaks Oil Pipeline System, which includes crude oil gathering and transportation pipelines from origin points in Eddy County, New Mexico to an interconnect with Plains, and our Trophy Pipeline System, which includes crude oil gathering and transportation pipelines from origin points in Lea County, New Mexico to various interconnects with third parties, are subject to FERC jurisdiction. We believe the other crude oil pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as an intrastate facility not subject to FERC regulation. Whether a pipeline provides service in interstate commerce or intrastate commerce is highly fact dependent and determined on a case-by-case basis. A change in the jurisdictional characterization of our facilities by FERC, the courts or Congress, a change in policy by FERC or Congress or the expansion of our activities may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase.
The rates of our regulated assets are subject to review and reporting by federal regulators, which could adversely affect our revenues.
The Rustler Breaks Oil Pipeline System and the Trophy Pipeline System transport crude oil in interstate commerce. FERC regulates the rates, terms and conditions of service on pipelines that transport crude oil in interstate commerce. If a party with an economic interest were to file either a complaint against our tariff rates or protest any proposed increases to our tariff rates, or FERC were to initiate an investigation of our rates, then our rates could be subject to detailed review. If any proposed rate increases were found by FERC to be in excess of just and reasonable levels, FERC could order us to reduce our rates and to refund the amount by which the rate increases were determined to be excessive, plus interest. If our existing rates were found by FERC to be in excess of just and reasonable levels, we could be ordered to refund the excess we collected for up to two years prior to the date of the filing of the complaint challenging the rates, and we could be ordered to reduce our rates prospectively. In addition, a state commission also could investigate our intrastate rates or our terms and conditions of service on its own initiative or at the urging of a shipper or other interested party. If a state commission found that our rates exceeded levels justified by our cost of service, the state commission could order us to reduce our rates. Any such reductions may result in lower revenues and cash flows.
In addition, FERC’s ratemaking policies are subject to change and may impact the rates charged and revenues received on the Rustler Breaks Oil Pipeline System, the Trophy Pipeline System and any other natural gas or crude oil pipeline that is determined to be under the jurisdiction of FERC.
Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.
Under the Energy Policy Act, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to approximately $1.3 million per day for each violation and disgorgement of profits associated with any violation. This maximum penalty authority established by statute will continue to be adjusted periodically for inflation. While the nature of our gathering facilities is such that these facilities have not yet been regulated by FERC, the Rustler Breaks Oil Pipeline System and Trophy Pipeline System do transport crude oil in interstate commerce and, therefore, are subject to FERC regulation. Laws, rules and regulations pertaining to those and other matters may be considered or adopted by FERC or Congress from time to time. Failure to comply with those laws, rules and regulations in the future could subject us to civil penalty liability.
Derivatives legislation adopted by Congress could have an adverse impact on our ability to hedge risks associated with our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), among other things, established federal oversight and regulation of certain derivative products, including commodity hedges of the type we use. The Dodd-Frank Act requires the Commodity Futures Trading Commission (“CFTC”) and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented, and it is not possible at this time to predict when, or if, this will be accomplished. For example, the CFTC has proposed, but not finalized, rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. The Dodd-Frank Act could also result in additional regulatory requirements on our derivative arrangements, which could include new margin, reporting and clearing requirements. In addition, this legislation could have a substantial impact on our counterparties and may increase the cost of our derivative arrangements in the future.
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
Changes in U.S. foreign trade policies, including the imposition of additional tariffs and other trade barriers, and efforts to withdraw from or materially modify international trade agreements, may materially and adversely affect our business, operations and financial condition.
Changes in U.S. foreign trade policies, including as a result of the second Trump administration, could lead to the imposition of additional trade barriers and tariffs on the foreign import of certain materials and products. For example, effective February 4, 2025, the U.S. government implemented an additional tariff on goods being imported from China and announced additional tariffs for goods imported into the U.S. from Mexico and Canada beginning in March 2025. In addition, from time to time, certain leaders in the U.S. government, including in the Trump administration, have indicated a willingness to revise, renegotiate or terminate various existing bilateral and multilateral trade agreements. We cannot predict what additional changes to trade policy will be made by the Trump administration or Congress, including whether existing tariff policies will be maintained or modified, what products may be subject to such policies or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business. However, such steps, if adopted, could increase our costs and adversely impact our business and operations. In addition, changes in U.S. trade policy have resulted, and could again result, in reactions from U.S. trading partners, including adopting responsive trade policies. For example, in response to the U.S. government’s additional tariff on imports from China, on February 4, 2025, the Chinese government announced that it would implement a tariff on certain goods being imported into China from the U.S. There can be no assurance that such changes in U.S. or foreign trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments towards the United States as a result of such changes, would not materially and adversely affect our business, financial condition and results of operations.
Risks Related to Our Common Stock
The price of our common stock has fluctuated substantially and may fluctuate substantially in the future.
Our stock price has experienced volatility and could vary significantly as a result of a number of factors. In 2024, our stock price fluctuated between a high of $71.08 and a low of $47.15. In addition, the trading volume of our common stock may continue to fluctuate and cause significant price variations to occur. In the event of a drop in the market price of our common stock, you could lose a substantial part or all of your investment in our common stock. In addition, the stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.
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
•the enactment of federal, state or local laws, rules or regulations that restrict our ability to conduct our operations;
•sales of our common stock by the Company, directors, officers or other shareholders, or the perception that such sales may occur;
•general financial market conditions and oil and natural gas industry market conditions, including fluctuations in the price of oil, natural gas and NGLs;
•domestic or global health concerns, including the outbreak or resurgence of contagious or pandemic diseases;
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
In addition, negative perceptions regarding our industry and reputational risks, including perceptions related to the sufficiency of our ESG program (which may include policies, practices and extralegal objectives related to climate change, environmental stewardship, social responsibility and corporate governance), may in the future adversely affect our ability to successfully carry out our business strategy by adversely affecting our access to capital. In particular, certain segments of the investor community have at times expressed negative sentiment towards investing in the oil and natural gas industry. There have also been efforts in recent years to influence the investment community, including investment advisors, investment fund managers, pension funds, sovereign wealth funds, university endowments, individual investors and family foundations, to divest, or limit investment in, fossil fuel equities. As a result, some investors have adopted policies to reduce or eliminate their investments in the oil and natural gas sector based on social and environmental considerations. Other significant investors and asset managers, both domestically and internationally, have published ESG guidelines and disclosure standards that companies in which they invest are expected to adopt or follow.
Certain other stakeholders have pressured commercial and investment banks and other capital providers to stop or limit funding of oil and natural gas projects and have pressured insurance underwriters to limit coverages to companies engaged in the extraction of fossil fuel reserves. Institutional lenders that provide financing to energy companies have also become more attentive to sustainable lending practices, and some may elect not to provide traditional energy producers or companies that support such producers with funding. With the continued volatility in oil and natural gas prices and elevated interest rates, which have increased the cost of borrowing, certain investors have emphasized capital efficiency and free cash flow from earnings as key drivers for energy companies, especially those primarily focused in the shale plays. This may also result in an increase in our expenses and a reduction of revenues and available capital funding for potential development projects, further impacting our future financial results. Furthermore, if we are unable to achieve the desired level of capital efficiency or free cash flow within the timeframe expected by the market, our stock price may be adversely affected.
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
As of February 18, 2025, our directors and executive officers beneficially owned approximately 5.8% of our outstanding common stock. These shareholders could influence or control to some degree the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions. Their influence or control of the Company may have the effect of delaying or preventing a change of control of the Company and may adversely affect the voting and other rights of other shareholders. In addition, due to their ownership interest in our common stock, our directors and executive officers may be able to remain entrenched in their positions.
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
Our business, like the oil and natural gas industry in general, is dependent on digital technologies to conduct certain exploration, development, production, gathering, processing and financial activities, including technologies that are managed by third-party service providers or other providers to our industry on whom we directly or indirectly rely to help us collect, host or process information. We depend on such digital technology to, among other things, estimate oil and natural gas reserves quantities, plan, execute and analyze drilling, completion, production, gathering, processing and disposal operations, process and record financial and operating data and communicate with employees, shareholders, royalty owners and other third-party industry participants. Industrial control systems, such as our SCADA systems, control important processes and facilities that are critical to our operations.
While we and our third-party service providers commit resources to the design, implementation and monitoring of our information systems, there is no guarantee that these security measures will provide absolute security. Despite these security measures, we may not be able to anticipate, detect or prevent cyberattacks, particularly because the methodologies used by attackers change frequently or may not be recognized until launch, and because attackers are increasingly using technologies designed to circumvent controls and avoid detection. If any of such programs or systems were to fail or create erroneous information in our hardware or software network infrastructure or we were subject to cyberspace breaches, ransomware or other malware, phishing or social engineering schemes or attacks or other cybersecurity threats or attacks, possible consequences include financial losses, damage to our reputation and the inability to engage in any of the aforementioned activities. Any such consequence could have a material adverse effect on our business. In addition, any failure of our third-party providers’ computer systems, or those of our customers, suppliers or others with whom we do business, could materially disrupt our ability to operate our business.
While we have experienced certain phishing schemes and efforts to access our network, we have not experienced any material losses due to cyber incidents. However, we may suffer such losses in the future. If our or our third-party providers’ systems for protecting against cyber incidents prove to be insufficient, we could be adversely affected by unauthorized access to proprietary or other sensitive information, which could lead to data corruption, communication interruption, exposure of our or third parties’ confidential or proprietary information, disruptions of our current or planned business operations or transactions, damage to our reputation or financial loss. Additionally, costs for insurance may also increase as a result of cybersecurity threats, and insurance against losses relating to cyber incidents may become more difficult to obtain.
As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify and further enhance our protective systems or to investigate and remediate any vulnerabilities. In addition, the continuing and evolving threat of cybersecurity attacks has resulted in evolving legal and compliance matters, including increased regulatory focus on prevention, mitigation and notification, which could lead to increased regulatory compliance costs, insurance coverage cost or capital expenditures. Any failure by us to comply with any additional regulations could result in significant penalties and liability to us, and we cannot predict the potential impact to our business or the energy industry resulting from additional regulations. We may also be subject to regulatory investigations or litigation relating to cybersecurity issues.
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

Risks from Cybersecurity Threats

As of February 18, 2025, we were not aware of any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial standing. However, there can be no assurance that our cybersecurity processes will prevent or mitigate cybersecurity incidents or threats and that our efforts will always be successful. For further discussion regarding our cybersecurity risks, see “Risk Factors—General Risk Factors—A cyber incident could occur and result in information theft, data corruption, operational disruption or financial loss.”

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

Management’s Role Managing Risk

The Company’s IT Committee, which includes senior executives and other members of management, meets regularly to monitor and discuss cybersecurity issues. The Senior Vice President of Information Technology, the Executive Vice President and Chief Accounting Officer (“CAO”) and the Executive Vice President, General Counsel and Head of M&A (“GC”) play a pivotal role in informing the Board on cybersecurity risks. They provide comprehensive briefings to the Board on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:
•current cybersecurity landscape and emerging threats;
•status of ongoing cybersecurity initiatives and strategies;
•incident reports and learnings from any cybersecurity events; and
•compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the Board, Senior Vice President of Information Technology, CAO and GC maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive. The Board actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of the Company.

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

Reporting to the Board

The Senior Vice President of Information Technology regularly informs the Chief Executive Officer and GC of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, significant cybersecurity matters and strategic risk management decisions are escalated to the Board, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

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
On February 18, 2025, we had 125,207,212 shares of common stock outstanding held by approximately 396 record holders, excluding shareholders for whom shares are held in “nominee” or “street” name.
Dividends
In each of the first, second and third quarters of 2024, our Board declared quarterly cash dividends of $0.20 per share of common stock. In October 2024, the Board amended our dividend policy to increase the quarterly dividend to $0.25 per share of common stock and also declared a quarterly cash dividend of $0.25 per share of common stock. In February 2025, the Board amended our dividend policy to increase the quarterly dividend to $0.3125 per share of common stock and also declared a quarterly cash dividend of $0.3125 per share of common stock payable on March 14, 2025 to shareholders of record as of February 28, 2025. We expect that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
Equity Compensation Plan Information
The following table presents the securities authorized for issuance under our equity compensation plans as of December 31, 2024.

Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(1)(2)(3)	1,090,557	$14.80	7,850,907
Equity compensation plans not approved by security holders	—	—	—
Total	1,090,557	$14.80	7,850,907
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

Share Performance Graph
The following graph compares the cumulative return on a $100 investment in our common stock from December 31, 2019 through December 31, 2024, to that of the cumulative return on a $100 investment in the Russell 2000 Index and the Russell 2000 Energy Index for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed.
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

Comparison of Cumulative Total Return Among
Matador Resources Company, the Russell 2000 Index
and the Russell 2000 Energy Index

350
300
250
200
150
100
50
0
12/31/19
06/30/20
12/31/20
06/30/21
12/31/21
06/30/22
12/31/22
06/30/23
12/31/23
06/30/24
12/31/24
MTDR
Russell 2000
Russell 2000 Energy

Repurchase of Equity by the Company or Affiliates
During the quarter ended December 31, 2024, the Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
October 1, 2024 to October 31, 2024	41,958	$54.68	—	—
November 1, 2024 to November 30, 2024	99	52.11	—	—
December 1, 2024 to December 31, 2024	638	57.03	—	—
Total	42,695	$54.71	—	—
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
For a comparison of our results of operations for the years ended December 31, 2023 and December 31, 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024.
Overview
We are an independent energy company founded in July 2003 engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States, with an emphasis on oil and natural gas shale and other unconventional plays. Our current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. We also have operations in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. Additionally, we conduct midstream operations in support of, and to provide flow assurance for, our exploration, development and production operations and provide natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties.
2024 Operational Highlights
We began 2024 operating seven drilling rigs in the Delaware Basin. We added an eighth operated drilling rig in the first quarter of 2024 and a ninth operated drilling rig late in the second quarter of 2024. Upon the consummation of the Ameredev Acquisition, we continued operating a total of nine drilling rigs for the combined Matador and Ameredev properties. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. We were able to achieve D/C/E capital expenditures for 2024 of $1.32 billion, which was within our estimated range for 2024 D/C/E capital expenditures of $1.15 to $1.35 billion, as provided on October 22, 2024.
During the year ended December 31, 2024, we completed and began producing oil and natural gas from 124 gross (101.9 net) operated and 127 gross (8.3 net) horizontal non-operated wells in the Delaware Basin. We did not conduct any operated drilling and completion activities on our leasehold properties in South Texas or Northwest Louisiana during 2024, although we did participate in the drilling and completion of eight gross (0.1 net) non-operated Haynesville shale wells that began producing in 2024.
Substantially all of our 2024 capital expenditures were directed to (i) the further delineation and development of our leasehold position in the Delaware Basin, including properties acquired in the Ameredev Acquisition, (ii) the acquisition, construction, installation and maintenance of midstream assets, (iii) our participation in non-operated wells and (iv) the acquisition of additional producing properties, leasehold and mineral interests prospective for the Wolfcamp, Bone Spring and other liquids-rich plays in the Delaware Basin, including the Ameredev Acquisition.
Our average daily oil equivalent production for the year ended December 31, 2024 was 170,751 BOE per day, including 99,808 Bbl of oil per day and 425.7 MMcf of natural gas per day, an increase of 30%, as compared to 131,813 BOE per day, including 75,457 Bbl of oil per day and 338.1 MMcf of natural gas per day, for the year ended December 31, 2023. Our average daily oil production in 2024 was 99,808 Bbl of oil per day, an increase of 32%, as compared to 75,457 Bbl of oil per day in 2023. This increase in oil production was primarily a result of the Ameredev Acquisition and our ongoing delineation and development drilling activities in the Delaware Basin. Our average daily natural gas production for the year ended December 31, 2024 was 425.7 MMcf per day, an increase of 26%, as compared to 338.1 MMcf per day in 2023. This increase in natural gas production was primarily attributable to the Ameredev Acquisition and our ongoing delineation and development drilling activities in the Delaware Basin. Oil production comprised 58% and 57% of our total production for the years ended December 31, 2024 and 2023, respectively.
For the year ended December 31, 2024, our oil and natural gas revenues were $3.14 billion, an increase of 24% from oil and natural gas revenues of $2.55 billion for the year ended December 31, 2023. Our oil revenues increased 29% to 2.77 billion, as compared to $2.14 billion for the year ended December 31, 2023. The increase in oil revenues resulted from the 33% increase in our oil production noted above, which was partially offset by a 3% decrease in the weighted average oil price realized for the year ended December 31, 2024 to $75.89 per Bbl, as compared to $77.88 per Bbl realized for the year ended December 31, 2023. Our natural gas revenues decreased 7% to $371.5 million, as compared to $400.7 million for the year ended December 31, 2023. The decrease in natural gas revenues resulted from a decrease in our weighted average realized natural gas price of $2.38 per Mcf in 2024, as compared to $3.25 per Mcf in 2023, which was partially offset by the 26% increase in natural gas production for the year ended December 31, 2024 noted above.
We reported net income attributable to Matador shareholders of approximately $885.3 million, or $7.14 per diluted common share, on a GAAP basis for the year ended December 31, 2024, as compared to a net income of $846.1 million, or $7.05 per diluted common share, for the year ended December 31, 2023. Adjusted EBITDA for the year ended December 31, 2024 was $2.30 billion, as compared to Adjusted EBITDA of $1.85 billion for the year ended December 31, 2023. Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”
At December 31, 2024, our estimated total proved oil and natural gas reserves were 611.5 million BOE, including 361.8 million Bbl of oil and 1.50 Tcf of natural gas, with a Standardized Measure of $7.38 billion and a PV-10 of $9.23 billion. At December 31, 2023, our estimated total proved oil and natural gas reserves were 460.1 million BOE, including 272.3 million Bbl of oil and 1.13 Tcf of natural gas, with a Standardized Measure of $6.11 billion and a PV-10 of $7.70 billion. Our estimated total proved reserves of 611.5 million BOE at December 31, 2024 represented a 33% year-over-year increase, as compared to 460.1 million BOE at December 31, 2023. Our estimated proved oil reserves were 361.8 million Bbl at December 31, 2024, an increase of 33%, as compared to 272.3 million Bbl at December 31, 2023, and our estimated proved natural gas reserves were 1.50 Tcf at December 31, 2024, an increase of 33%, as compared to 1.13 Tcf at December 31, 2023. Proved oil reserves comprised 59% of our total proved reserves at each of December 31, 2024 and 2023. At December 31, 2024, 60% of our total proved reserves were proved developed reserves, as compared to 63% at December 31, 2023. At December 31, 2024, approximately 99% of our total proved oil and natural gas reserves were attributable to our properties in the Delaware Basin.
At both December 31, 2024 and December 31, 2023, these reserves estimates were based on evaluations prepared by our engineering staff and have been audited for their reasonableness and conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers. Standardized Measure represents the present value of estimated future net cash flows from proved reserves, less estimated future development, production, plugging and abandonment costs and income tax expenses, discounted at 10% to reflect the timing of future cash flows. Standardized Measure is not an estimate of the fair market value of our properties. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see “Business—Estimated Proved Reserves.”

2024 Midstream Highlights
On September 18, 2024, we completed the Ameredev Acquisition, which included approximately 180 miles of gas gathering, water gathering and oil transportation and gathering pipeline assets.
San Mateo achieved strong operating results in 2024, highlighted by (i) free cash flow generation, (ii) increased midstream services revenues and (iii) increased natural gas gathering and processing volumes, produced water handling volumes and oil gathering and transportation volumes. San Mateo is owned 51% by us and 49% by our joint venture partner, Five Point.
On December 18, 2024, we completed the Pronto Transaction, pursuant to which we contributed Pronto, a wholly-owned subsidiary of the Company, to San Mateo, and Five Point made a cash contribution to San Mateo of $171.5 million. In connection with the Pronto Transaction, the Company received a special distribution from San Mateo of approximately $219.8 million. In addition, the Company has the potential to earn up to $75.0 million in incentive payments from Five Point over a five-year period. San Mateo continues to be owned 51% by the Company and 49% by Five Point.
Pronto owns and operates the Marlan Processing Plant, which has a designed inlet capacity of 60 MMcf of natural gas per day. Pronto is expanding the Marlan Processing Plant to add an additional plant with a designed inlet capacity of 200 MMcf of natural gas per day, which would increase the total capacity of the Marlan Processing Plant to 260 MMcf of natural gas per day.
In connection with the Pronto Transaction, the Company dedicated to Pronto its current and certain future leasehold interests in the Ranger and Antelope Ridge asset areas pursuant to 15-year, fixed fee natural gas gathering, compression, treating and processing agreements whereby Pronto will gather, compress, treat and process natural gas produced from the Company’s operated wells in northern Lea County, New Mexico. In addition, Pronto entered into certain agreements with Northwind, an affiliate of Five Point, whereby Northwind will treat certain sour gas gathered and delivered by Pronto in northern Lea County, New Mexico. Under these agreements, Northwind will redeliver the treated sweet gas from Pronto and other third-party customers to Pronto for processing.
In March 2024, we completed our natural gas pipeline connections between Pronto and San Mateo and between Pronto and Matador’s acreage obtained in the Advance Acquisition. These connector pipelines provide further flow assurance and options for Matador and third-party customer natural gas, and resulted in Pronto and San Mateo’s plants operating at or above nameplate capacity at times during 2024.
During 2024, San Mateo and Pronto also closed new midstream transactions with oil and natural gas producers and other counterparties in Eddy and Lea Counties, New Mexico, which are expected to generate additional natural gas gathering and processing and water handling volumes in future periods. A majority of these new opportunities reflect additional business awarded to San Mateo and Pronto by existing customers, which we believe is indicative of the quality of service San Mateo and Pronto provides to all of its customers in the Delaware Basin.
At December 31, 2024, following the Pronto Transaction, San Mateo’s midstream system included:
•Natural Gas Assets: 520 MMcf per day of designed natural gas cryogenic processing capacity and approximately 295 miles of natural gas gathering pipelines in Eddy and Lea Counties, New Mexico and Loving County, Texas, including 43 miles of large diameter natural gas gathering lines spanning from the Stateline asset area to the Greater Stebbins Area in Eddy County, New Mexico;
•Oil Assets: three oil CDPs with over 100,000 Bbl of designed oil throughput capacity and approximately 110 miles of oil gathering and transportation pipelines in Eddy County, New Mexico and Loving County, Texas, as well as a 400,000-acre joint development area with Plains to gather our and other producers’ oil production in Eddy County, New Mexico; and
•Produced Water Assets: 16 commercial salt water disposal wells and associated facilities with designed produced water disposal capacity of 475,000 Bbl per day and approximately 180 miles of produced water gathering pipelines in Eddy County, New Mexico and Loving County, Texas.

2025 Capital Expenditure Budget
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures in 2025 and currently operate nine drilling rigs in the Delaware Basin. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. Our 2025 estimated capital expenditure budget consists of $1.28 to $1.47 billion for D/C/E capital expenditures and $120.0 to $180.0 million for midstream capital expenditures, which reflects our proportionate share of San Mateo’s estimated 2025 capital expenditures as well as the estimated 2025 capital expenditures for other wholly-owned midstream projects. Substantially all of these 2025 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities. Our 2025 Delaware Basin operated drilling program is expected to focus on the continued development of our various asset areas throughout the Delaware Basin, with a continued emphasis on drilling and completing a high percentage of longer horizontal wells.
At December 31, 2024, we had $23.0 million in cash (excluding restricted cash) and $1.60 billion in undrawn borrowing capacity under the Credit Agreement (after giving effect to outstanding letters of credit based upon our elected borrowing commitment of $2.25 billion). We expect to fund our 2025 capital expenditures through a combination of cash on hand, operating cash flows and performance incentives paid to us by Five Point in connection with San Mateo. If capital expenditures were to exceed our operating cash flows in 2025, we expect to fund any excess capital expenditures, including for other significant acquisitions, through borrowings under the Credit Agreement or the San Mateo Credit Facility (assuming availability under such facilities) or through other capital sources, including borrowings under expanded or additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all.
As we have done in recent years, we may divest portions of our non-core assets, particularly in the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana, as well as consider monetizing other assets, such as certain midstream assets and mineral and royalty interests, as value-creating opportunities arise. In addition, during 2025, we intend to continue evaluating the opportunistic acquisition of producing properties, acreage and mineral interests and midstream assets, principally in the Delaware Basin. These monetizations, divestitures and expenditures are opportunity-specific, and purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these 2025 monetizations, divestitures and capital expenditures with any degree of certainty; therefore, we have not provided estimated proceeds related to monetizations or divestitures or estimated capital expenditures related to acquiring producing properties, acreage and mineral interests and midstream assets for 2025.

Revenues
The following table summarizes our revenues and production data for the periods indicated.

	Year Ended December 31,
	2024	2023	2022
Operating Data:
Revenues (in thousands):(1)
Oil	$2,772,360	$2,144,894	$2,113,606
Natural gas	371,474	400,705	792,132
Total oil and natural gas revenues	3,143,834	2,545,599	2,905,738
Third-party midstream services revenues	141,027	122,153	90,606
Sales of purchased natural gas	194,097	149,869	200,355
Realized gain (loss) on derivatives	12,724	(9,575)	(157,483)
Unrealized gain (loss) on derivatives	13,299	(1,261)	18,809
Total revenues	$3,504,981	$2,806,785	$3,058,025
Net Production Volumes:(1)
Oil (MBbl)	36,530	27,542	21,943
Natural gas (Bcf)	155.8	123.4	99.3
Total oil equivalent (MBOE)(2)	62,495	48,112	38,495
Average daily production (BOE/d)(2)	170,751	131,813	105,465
Average Sales Prices:
Oil, without realized derivatives (per Bbl)	$75.89	$77.88	$96.32
Oil, with realized derivatives (per Bbl)	$75.89	$77.88	$92.87
Natural gas, without realized derivatives (per Mcf)	$2.38	$3.25	$7.98
Natural gas, with realized derivatives (per Mcf)	$2.47	$3.17	$7.15
________________
(1)We report our production volumes in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Revenues associated with NGLs are included with our natural gas revenues.
(2)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

Year Ended December 31, 2024 as Compared to Year Ended December 31, 2023
Oil and natural gas revenues. Our oil and natural gas revenues increased $598.2 million, or 24%, to $3.14 billion for the year ended December 31, 2024, as compared to $2.55 billion for the year ended December 31, 2023. Our oil revenues increased $627.5 million, or 29%, to $2.77 billion for the year ended December 31, 2024, as compared to $2.14 billion for the year ended December 31, 2023. This increase in oil revenues resulted from a 33% increase in our oil production to 36.5 million Bbl of oil for the year ended December 31, 2024, as compared to 27.5 million Bbl of oil for the year ended December 31, 2023, which was partially offset by a 3% decrease in the weighted average oil price realized for the year ended December 31, 2024 to $75.89 per Bbl, as compared to $77.88 per Bbl realized for the year ended December 31, 2023. The increase in oil production was primarily attributable to the Ameredev Acquisition and our ongoing delineation and development drilling activities in the Delaware Basin. Our natural gas revenues decreased by $29.2 million, or 7%, to $371.5 million for the year ended December 31, 2024, as compared to $400.7 million for the year ended December 31, 2023. The decrease in natural gas revenues was primarily attributable to the 27% decrease in the weighted average natural gas price realized for the year ended December 31, 2024 to $2.38 per Mcf, as compared to $3.25 per Mcf realized for the year ended December 31, 2023, which was partially offset by a 26% increase in our natural gas production to 155.8 Bcf for the year ended December 31, 2024, as compared to 123.4 Bcf for the year ended December 31, 2023. The increase in natural gas production was primarily attributable to the Ameredev Acquisition and our ongoing delineation and development drilling activities in the Delaware Basin.
Third-party midstream services revenues. Our third-party midstream services revenues increased $18.9 million, or 15%, to $141.0 million for the year ended December 31, 2024, as compared to $122.2 million for the year ended December 31, 2023. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to (i) an increase in third-party produced water disposal revenues to $56.3 million for the year ended December 31, 2024, as compared to $45.3 million for the year ended December 31, 2023 and (ii) an increase in our oil transportation revenues to $17.3 million for the year ended December 31, 2024, as compared to $11.0 million for the year ended December 31, 2023.
Sales of purchased natural gas. Our sales of purchased natural gas increased $44.2 million, or 30%, to $194.1 million for the year ended December 31, 2024, as compared to $149.9 million for the year ended December 31, 2023. This increase was primarily the result of a 45% increase in natural gas volumes sold, which was partially offset by an 11% decrease in natural gas prices realized. Sales of purchased natural gas primarily reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at San Mateo’s cryogenic natural gas processing plants and subsequently sell the residue natural gas and NGLs to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our consolidated statements of income.
Realized gain (loss) on derivatives. Our realized net gain on derivatives was $12.7 million for the year ended December 31, 2024, as compared to a realized net loss of approximately $9.6 million for the year ended December 31, 2023. We realized a net gain of approximately $12.7 million related to our natural gas basis differential swap contracts for the year ended December 31, 2024, resulting primarily from natural gas basis differentials that were below the fixed prices of our natural gas basis differential swap contracts. We realized a net loss of approximately $9.6 million related to our natural gas costless collar and natural gas basis differential swap contracts for the year ended December 31, 2023, resulting primarily from natural gas basis differentials that were above the strike price of our natural gas basis differential swap contracts, offset by natural gas prices that were below the floor prices of certain of our natural gas costless collar contracts. We realized an average gain on our natural gas derivatives of approximately $0.09 per Mcf of natural gas produced during the year ended December 31, 2024, as compared to an average loss on our natural gas derivatives of approximately $0.08 per Mcf of natural gas produced during the year ended December 31, 2023.
Unrealized gain (loss) on derivatives. Our unrealized gain on derivatives was approximately $13.3 million for the year ended December 31, 2024, as compared to an unrealized loss of $1.3 million for the year ended December 31, 2023. During the year ended December 31, 2024, the aggregate net fair value of our open oil costless collar and natural gas basis differential swap contracts changed from a net asset of approximately $2.7 million to a net asset of approximately $16.0 million, resulting in an unrealized gain on derivatives of approximately $13.3 million for the year ended December 31, 2024. During the year ended December 31, 2023, the aggregate net fair value of our open natural gas derivative contracts changed from a net asset of approximately $3.9 million to a net asset of approximately $2.7 million, resulting in an unrealized loss on derivatives of approximately $1.3 million for the year ended December 31, 2023.

Expenses

    The following table summarizes our operating expenses and other income (expense) for the periods indicated.

	Year Ended December 31,
	2024	2023	2022
(In thousands, except expenses per BOE)
Expenses:
Production taxes, transportation and processing	$306,751	$264,493	$282,193
Lease operating	341,544	243,655	157,105
Plant and other midstream services operating	171,492	128,910	95,522
Purchased natural gas	142,715	129,401	178,937
Depletion, depreciation and amortization	974,300	716,688	466,348
Accretion of asset retirement obligations	6,027	3,943	2,421
General and administrative	127,454	110,373	116,229
Total expenses	2,070,283	1,597,463	1,298,755
Operating income	1,434,698	1,209,322	1,759,270
Other income (expense):
Net loss on asset sales and impairment	—	(202)	(1,311)
Interest expense	(171,687)	(121,520)	(67,164)
Other income (expense)	696	8,785	(5,121)
Total other expense	(170,991)	(112,937)	(73,596)
Income before income taxes	1,263,707	1,096,385	1,685,674
Income tax provision (benefit)
Current	27,059	13,922	54,877
Deferred	265,305	172,104	344,480
Total income tax provision	292,364	186,026	399,357
Net income attributable to non-controlling interest in subsidiaries	(86,021)	(64,285)	(72,111)
Net income attributable to Matador Resources Company shareholders	$885,322	$846,074	$1,214,206
Expenses per BOE:
Production taxes, transportation and processing	$4.91	$5.50	$7.33
Lease operating	$5.47	$5.06	$4.08
Plant and other midstream services operating	$2.74	$2.68	$2.48
Depletion, depreciation and amortization	$15.59	$14.90	$12.11
General and administrative	$2.04	$2.29	$3.02
Year Ended December 31, 2024 as Compared to Year Ended December 31, 2023
Production taxes, transportation and processing. Our production taxes and transportation and processing expenses increased $42.3 million, or 16%, to $306.8 million for the year ended December 31, 2024, as compared to $264.5 million for the year ended December 31, 2023. This increase was primarily attributable to the $43.4 million increase in our production taxes to $243.6 million for the year ended December 31, 2024, as compared to $200.2 million for the year ended December 31, 2023, primarily due to the $598.2 million increase in oil and natural gas revenues for the year ended December 31, 2024, as compared to the year ended December 31, 2023. On a unit-of-production basis, our production taxes and transportation and processing expenses decreased 11% to $4.91 per BOE for the year ended December 31, 2024, as compared to $5.50 per BOE for the year ended December 31, 2023. This decrease was primarily attributable to a decrease in transportation and processing expense per BOE that resulted from a mix of revenue contracts, including from San Mateo, between the two periods.
Lease operating expenses. Our lease operating expenses increased $97.9 million, or 40%, to $341.5 million for the year ended December 31, 2024, as compared to $243.7 million for the year ended December 31, 2023. On a unit-of-production basis, our lease operating expenses increased 8% to $5.47 per BOE for the year ended December 31, 2024, as compared to $5.06 per BOE for the year ended December 31, 2023. These increases for the year ended December 31, 2024 were primarily attributable to the increased number of wells being operated by us, including 204 wells from the Ameredev Acquisition, and other operators (where we own a working interest) and to operating cost inflation during the year ended December 31, 2024, as compared to the year ended December 31, 2023.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $42.6 million, or 33%, to $171.5 million for the year ended December 31, 2024, as compared to $128.9 million for the year ended December 31, 2023. This increase was primarily attributable to increased throughput volumes at San Mateo from Matador and other customers, which resulted in (i) increased expenses associated with our expanded pipeline operations, including assets acquired in the Ameredev Acquisition, of $73.9 million for the year ended December 31, 2024, as compared to $41.4 million for the year ended December 31, 2023 and (ii) increased expenses associated with our commercial produced water disposal operations of $63.0 million for the year ended December 31, 2024, as compared to $53.6 million for the year ended December 31, 2023.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $257.6 million, or 36%, to $974.3 million for the year ended December 31, 2024, as compared to $716.7 million for the year ended December 31, 2023, primarily as a result of the Ameredev Acquisition and a 30% increase in our total oil equivalent production between the respective periods. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 5% to $15.59 per BOE for the year ended December 31, 2024, as compared to $14.90 per BOE for the year ended December 31, 2023, primarily as a result of the Ameredev Acquisition.
General and administrative. Our general and administrative expenses increased $17.1 million, or 15%, to $127.5 million for the year ended December 31, 2024, as compared to $110.4 million for the year ended December 31, 2023, primarily due to increased compensation expenses for our existing employees as well as the addition of new employees to support the continued
growth in our land, geoscience, drilling, completion, production, midstream and administration functions. Our general and administrative expenses on a unit-of-production basis decreased 11% to $2.04 per BOE for the year ended December 31, 2024, as compared to $2.29 per BOE for the year ended December 31, 2023, primarily as a result of the 30% increase in our total oil equivalent production between the two periods.
Interest expense. For the year ended December 31, 2024, we incurred total interest expense of approximately $201.5 million. We capitalized approximately $29.8 million of our interest expense on certain qualifying projects for the year ended December 31, 2024 and expensed the remaining $171.7 million to operations. For the year ended December 31, 2023, we incurred total interest expense of approximately $143.7 million. We capitalized approximately $22.2 million of our interest expense on certain qualifying projects for the year ended December 31, 2023 and expensed the remaining $121.5 million to operations. The increase in interest expense for the year ended December 31, 2024 was primarily attributable to an increase in our average debt outstanding between the two periods. In April 2024, we completed the 2026 Notes Repurchase and the 2032 Notes Offering and in September 2024 we completed the 2033 Notes Offering, resulting in a net increase in our total senior notes outstanding to $2.15 billion at December 31, 2024 as compared to $1.20 billion at December 31, 2023. In connection with the 2026 Notes Repurchase, the amendment of our Credit Agreement in March 2024 and the amendment of the San Mateo Credit Facility in November 2024, we also incurred a loss of approximately $6.2 million included in interest expense for the year ended December 31, 2024.
Total income tax provision. We recorded a current income tax provision of $27.1 million and a deferred income tax provision of $265.3 million for the year ended December 31, 2024. Our effective income tax rate of 25% for the year ended December 31, 2024 differed from the U.S. federal statutory rate due primarily to state taxes, primarily in New Mexico. We recorded a current income tax provision of $13.9 million and a deferred income tax provision of $172.1 million for the year ended December 31, 2023. Our effective income tax rate of 18% for the year ended December 31, 2023 differed from the U.S. federal statutory rate due primarily to recognizing research and experimental expenditure tax credits of $74.0 million, which were partially offset by permanent differences between book and taxable income and state taxes, primarily in New Mexico.
Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue during 2025 and for the foreseeable future to be, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. We expect to fund our 2025 capital expenditures through a combination of cash on hand, operating cash flows and performance incentives paid to us by Five Point in connection with San Mateo. If capital expenditures were to exceed our operating cash flows in 2025, we expect to fund any excess capital expenditures, including for significant acquisitions, through borrowings under the Credit Agreement or the San Mateo Credit Facility (assuming availability under such facilities) or through other capital sources, including borrowings under expanded or additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to generate operating cash flows and access outside sources of capital.
At December 31, 2024, we had cash totaling $23.0 million and restricted cash totaling $71.7 million, which was primarily associated with San Mateo. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries.
At December 31, 2024, we had (i) $500.0 million of outstanding 6.875% senior notes due 2028 (the “2028 Notes”), (ii) $900.0 million of outstanding 2032 Notes, (iii) $750.0 million of outstanding 2033 Notes, (iv) $595.5 million of borrowings outstanding under the Credit Agreement and (v) approximately $52.9 million in outstanding letters of credit issued pursuant to the Credit Agreement.
On March 22, 2024, we and our lenders entered into an amendment to the Fourth Amended and Restated Credit Agreement, which amended the Credit Agreement to, among other things: (i) reaffirm the borrowing base at $2.50 billion, (ii) increase the elected borrowing commitment from $1.325 billion to $1.50 billion, (iii) increase the maximum facility amount from $2.00 billion to $3.50 billion, (iv) extend the maturity date from October 31, 2026 to March 22, 2029, (v) appoint PNC Bank, National Association as administrative agent thereunder and (vi) add five new banks to the lending group. This March 2024 redetermination constituted the regularly scheduled May 1 redetermination.
On March 28, 2024, we completed the 2024 Equity Offering and used the net proceeds for general corporate purposes, including the funding of acquisitions and the repayment of borrowings outstanding under the Credit Agreement.
On April 2, 2024, we completed the 2032 Notes Offering and used the net proceeds to fund the 2026 Notes Repurchase and for general corporate purposes, including the funding of acquisitions and the repayment of borrowings outstanding under the Credit Agreement.
On September 18, 2024, we and our lenders entered into an amendment to the Fourth Amended and Restated Credit Agreement, which amended the Credit Agreement to, among other things: (i) provide for a term loan of $250.0 million, the full amount of which was borrowed to fund the Ameredev Acquisition, and (ii) increase the elected borrowing commitment from $1.50 billion to $2.25 billion.
On September 25, 2024, we completed the 2033 Notes Offering and used the net proceeds to partially repay borrowings outstanding under the Credit Agreement including all of the $250.0 million in outstanding borrowings under the term loan.
On October 28, 2024, Piñon was acquired by an affiliate of Enterprise Products Partners L.P. During the fourth quarter of 2024, we received $113.6 million from the sale of Piñon resulting from our approximate 19% interest in the parent company of Piñon that we acquired as part of the Ameredev Acquisition and used these proceeds to reduce borrowings under our Credit Agreement. We currently expect to receive an additional $4.8 million from the sale of Piñon in the first half of 2025.
On November 21, 2024, we received notice from PNC Bank, National Association, as administrative agent under the Credit Agreement, that the lenders under the Credit Agreement completed their scheduled semi-annual review of our proved oil and natural gas reserves and unanimously determined to increase the borrowing base from $2.50 billion to $3.25 billion. We chose to maintain the elected borrowing commitments at $2.25 billion.
The Credit Agreement requires us to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities of debt, of not less than 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to the greater of $150 million or 10% of the elected borrowing commitments of unrestricted cash and cash equivalents) divided by a rolling four quarter EBITDA calculation, of 3.50 or less at the end of each fiscal quarter. We believe that we were in compliance with the terms of the Credit Agreement at December 31, 2024.
At December 31, 2024, San Mateo had $615.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. On November 26, 2024, San Mateo and its lenders entered into an amendment to the San Mateo Credit Facility to, among other things: (i) extend the maturity date of the facility from December 9, 2026 to November 26, 2029, (ii) increase the lender commitments from $535.0 million to $800.0 million and (iii) add six new banks to San Mateo’s lending group. The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in the commitments of the lenders to up to $1.05 billion.
The San Mateo Credit Facility is non-recourse with respect to Matador and its other subsidiaries, but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s debt to EBITDA ratio is greater than 4.50 or San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. We believe that San Mateo was in compliance with the terms of the San Mateo Credit Facility at December 31, 2024.
In February 2024, April 2024 and July 2024, our Board declared quarterly cash dividends of $0.20 per share of common stock. In October 2024, the Board amended our dividend policy to increase the quarterly dividend to $0.25 per share of common stock and also declared a quarterly cash dividend of $0.25 per share of common stock. In February 2025, the Board amended our dividend policy to increase the quarterly dividend to $0.3125 per share of common stock and also declared a quarterly cash dividend of $0.3125 per share of common stock payable on March 14, 2025 to shareholders of record as of February 28, 2025.
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures in 2025. We currently operate nine drilling rigs in the Delaware Basin. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. Our 2025 estimated capital expenditure budget consists of $1.28 to $1.47 billion for D/C/E capital expenditures and $120.0 to $180.0 million for midstream capital expenditures, which reflects our proportionate share of San Mateo’s estimated 2025 capital expenditures as well as the estimated 2025 capital expenditures for other wholly-owned midstream projects. Substantially all of these 2025 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities. Our 2025 Delaware Basin operated drilling program is expected to focus on the continued development of our various asset areas throughout the Delaware Basin, with a continued emphasis on drilling and completing a high percentage of longer horizontal wells.
As we have done in recent years, we may divest portions of our non-core assets, particularly in the Eagle Ford shale in South Texas and the Haynesville shale in Northwest Louisiana, as well as consider monetizing other assets, such as certain midstream assets and mineral and royalty interests, as value-creating opportunities arise. In addition, during 2025, we intend to continue evaluating the opportunistic acquisition of producing properties, acreage and mineral interests and midstream assets, principally in the Delaware Basin. These monetizations, divestitures and expenditures are opportunity-specific, and purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these 2025 monetizations, divestitures and capital expenditures with any degree of certainty; therefore, we have not provided estimated proceeds related to monetizations or divestitures or estimated capital expenditures related to acquiring producing properties, acreage and mineral interests and midstream assets for 2025.
Our 2025 capital expenditures may be adjusted as business conditions warrant and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated or non-operated wells, our drilling results, the actual costs and scope of our midstream activities, the ability of our joint venture partners to meet their capital obligations, other opportunities that may become available to us and our ability to obtain capital. When oil or natural gas prices decline, or costs increase significantly, we have the flexibility to defer a significant portion of our capital expenditures until later periods to conserve cash or to focus on projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling, completion and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in our exploration and development activities, contractual obligations, drilling plans for properties we do not operate and other factors both within and outside our control.
Exploration and development activities are subject to a number of risks and uncertainties, which could cause these activities to be less successful than we anticipate. A significant portion of our anticipated cash flows from operations for 2025 is expected to come from producing wells and development activities on currently proved properties in the Wolfcamp and Bone Spring plays in the Delaware Basin. Our existing operated and non-operated wells may not produce at the levels we are forecasting or may be temporarily shut in or restricted due to low commodity prices, and our exploration and development activities in these areas may not be as successful as we anticipate. Additionally, our anticipated cash flows from operations are based upon current expectations of oil and natural gas prices for 2025 and the hedges we currently have in place. For a discussion of our expectations of such commodity prices, see “—General Outlook and Trends” below. At times, we use commodity derivative financial instruments to mitigate our exposure to fluctuations in oil, natural gas and NGL prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices. See Note 12 to the consolidated financial statements in this Annual Report for a summary of our open derivative financial instruments at December 31, 2024. See “Risk Factors—Risks Related to our Financial Condition—Our exploration, development, exploitation and midstream projects require substantial capital expenditures that may exceed our cash flows from operations and potential borrowings, and we may be unable to obtain needed capital on satisfactory terms, which could adversely affect our future growth,” “Risk Factors—Risks Related to our Operations—Drilling for and producing oil, natural gas and NGLs is highly speculative and involves a high degree of operational and financial risk, with many uncertainties that could adversely affect our business,” “Risk Factors—Risks Related to our Operations—Our identified drilling locations are scheduled over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling” and “Risk Factors—Risks Related to Laws and Regulations—Approximately 33% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands.”

Our cash flows for the years ended December 31, 2024, 2023 and 2022 are presented below.

	Year Ended December 31,
	2024	2023	2022
(In thousands)
Net cash provided by operating activities	$2,246,885	$1,867,828	$1,978,739
Net cash used in investing activities	(3,672,114)	(3,211,192)	(1,037,477)
Net cash provided by (used in) financing activities	1,413,673	902,332	(480,852)
Net change in cash	$(11,556)	$(441,032)	$460,410
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$2,298,777	$1,849,547	$2,127,156
__________________
(1)Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Non-GAAP Financial Measures” below.
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased by $379.1 million to $2.25 billion for the year ended December 31, 2024, as compared to net cash provided by operating activities of $1.87 billion for the year ended December 31, 2023. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased to $2.23 billion for the year ended December 31, 2024 from $1.82 billion for the year ended December 31, 2023. This increase was primarily attributable to the 30% increase in total oil equivalent production during 2024, as compared to 2023, which was partially offset by lower realized oil and natural gas prices for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Changes in our operating assets and liabilities between December 31, 2023 and December 31, 2024 resulted in a net decrease of approximately $36.9 million in net cash provided by operating activities for the year ended December 31, 2024, as compared to the year ended December 31, 2023.
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
Net Cash Used in Investing Activities
Net cash used in investing activities increased by $460.9 million to $3.67 billion for the year ended December 31, 2024 from $3.21 billion for the year ended December 31, 2023. This increase in net cash used in investing activities was primarily due to (i) expenditures related to the Ameredev Acquisition of $1.83 billion in 2024, which was $155.1 million higher than expenditures related to the Advance Acquisition of $1.68 billion in 2023, (ii) an increase between the periods of $266.8 million in acquisitions of oil and natural gas properties, (iii) an increase between the periods of $118.2 million in midstream capital expenditures and (iv) an increase of $30.0 million in D/C/E capital expenditures primarily attributable to our operated and non-operated drilling, completion and equipping activities in the Delaware Basin. These increases were partially offset by proceeds from the sale of our equity method investment in Piñon of $113.6 million for the year ended December 31, 2024.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities increased $511.3 million to $1.41 billion for the year ended December 31, 2024, from net cash provided by financing activities of $902.3 million for the year ended December 31, 2023. During the year ended December 31, 2024, our net cash provided by financing activities was primarily attributable to (i) proceeds from the 2032 Notes Offering of $900.0 million, (ii) proceeds from the 2033 Notes Offering of $750.0 million, (iii) proceeds from the 2024 Equity Offering of $344.7 million, (iv) net contributions to San Mateo of $116.9 million, which included a contribution of $171.5 million from Five Point to San Mateo related to the Pronto Transaction, (v) net borrowings under the Credit Agreement of $95.5 million and (vi) net borrowings under the San Mateo Credit Facility of $93.0 million. These increases were partially offset by (i) the repurchase of an aggregate principal amount of approximately $699.2 million of 2026 Notes in the 2026 Notes Repurchase, (ii) dividends paid of $104.9 million, (iii) costs associated with the 2032 Notes Offering and 2033 Notes Offering of $28.2 million, (iv) costs to amend the Credit Agreement and the San Mateo Credit Facility of $33.4 million and (v) payment of taxes related to stock-based compensation of $17.0 million. During the year ended December 31, 2023, our net cash provided by financing activities was primarily attributable to (i) proceeds from the issuance of the 2028 Notes of $494.8 million, (ii) net borrowings under our Credit Agreement of $500.0 million and (iii) net borrowings under the San Mateo Credit Facility of $57.0 million, which were partially offset by (x) dividends paid of $77.2 million and (y) net distributions related to non-controlling interest owners of less-than-wholly-owned subsidiaries of $15.6 million.
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

	Year Ended December 31,
	2024	2023	2022
(In thousands)
Unaudited Adjusted EBITDA Reconciliation to Net Income:
Net income attributable to Matador Resources Company shareholders	$885,322	$846,074	$1,214,206
Net income attributable to non-controlling interest in subsidiaries	86,021	64,285	72,111
Net income	971,343	910,359	1,286,317
Interest expense	171,687	121,520	67,164
Total income tax provision	292,364	186,026	399,357
Depletion, depreciation and amortization	974,300	716,688	466,348
Accretion of asset retirement obligations	6,027	3,943	2,421
Unrealized (gain) loss on derivatives	(13,299)	1,261	(18,809)
Non-cash stock-based compensation expense	14,982	13,661	15,123
Net loss on impairment	—	202	1,311
Expense (income) related to contingent consideration and other	5,420	(6,038)	4,926
Consolidated Adjusted EBITDA	2,422,824	1,947,622	2,224,158
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(124,047)	(98,075)	(97,002)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$2,298,777	$1,849,547	$2,127,156

	Year Ended December 31,
	2024	2023	2022
(In thousands)
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$2,246,885	$1,867,828	$1,978,739
Net change in operating assets and liabilities	(13,080)	(50,027)	117,935
Interest expense, net of non-cash portion	155,154	114,473	63,064
Current income tax provision	27,059	13,922	54,877
Other non-cash and non-recurring expense	6,806	1,426	9,543
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(124,047)	(98,075)	(97,002)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$2,298,777	$1,849,547	$2,127,156
For the year ended December 31, 2024, we reported net income attributable to Matador shareholders of $885.3 million, as compared to $846.1 million for the year ended December 31, 2023. This increase primarily resulted from significantly higher oil and natural gas production for the year ended December 31, 2024, as compared to the year ended December 31, 2023. These increases were partially offset by increased depletion, depreciation and amortization expenses of $974.3 million for the year ended December 31, 2024, as compared to $716.7 million for the year ended December 31, 2023, increased interest expense of $171.7 million for the year ended December 31, 2024, as compared to $121.5 million for the year ended December 31, 2023, an increased income tax provision of $292.4 million for the year ended December 31, 2024, as compared to an income tax provision of $186.0 million for the year ended December 31, 2023 and by lower realized oil and natural gas prices between the periods.
Adjusted EBITDA, a non-GAAP financial measure, increased $449.2 million to $2.30 billion for the year ended December 31, 2024, as compared to $1.85 billion for the year ended December 31, 2023. This increase was primarily attributable to higher oil and natural gas production noted above, partially offset by lower realized oil and natural gas prices for the year ended December 31, 2024, as compared to the year ended December 31, 2023.
Off-Balance Sheet Arrangements
 From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2024, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) firm gathering, transportation, processing, fractionation, sales and disposal commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 14 to the consolidated financial statements in this Annual Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.

Obligations and Commitments
We had the following material contractual obligations and commitments at December 31, 2024.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(In thousands)
Contractual Obligations:
Borrowings, including letters of credit(1)	$1,272,408	$—	$—	$1,272,408	$—
Senior unsecured notes(2)	2,150,000	—	—	500,000	1,650,000
Office leases	91,759	1,474	8,913	11,269	70,103
Non-operated drilling commitments(3)	60,783	60,783	—	—	—
Drilling rig contracts(4)	20,425	20,425	—	—	—
Asset retirement obligations(5)	122,668	8,431	1,726	1,912	110,599
Transportation, gathering, processing and disposal agreements with non-affiliates(6)	692,598	101,029	206,093	161,056	224,420
Transportation, gathering, processing and disposal agreements with San Mateo(7)	804,305	3,585	227,433	165,272	408,015
Midstream contracts(8)	67,662	67,662	—	—	—
Total contractual cash obligations	$5,282,608	$263,389	$444,165	$2,111,917	$2,463,137
__________________
(1)The amounts included in the table above represent principal maturities only. At December 31, 2024, we had $595.5 million in borrowings outstanding under the Credit Agreement and approximately $52.9 million in outstanding letters of credit issued pursuant to the Credit Agreement. The outstanding borrowings under the Credit Agreement mature on March 22, 2029. At December 31, 2024 San Mateo had $615.0 million of borrowings outstanding under the San Mateo Credit Facility and approximately $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The outstanding borrowings under the San Mateo Credit Facility mature on November 26, 2029. Assuming the amounts outstanding and interest rates of 6.19% and 6.44%, respectively, for the Credit Agreement and the San Mateo Credit Facility at December 31, 2024, the interest expense for such facilities is expected to be approximately $37.4 million and $40.2 million, respectively, each year until maturity.
(2)The amounts included in the table above represent principal maturities only. Interest expense on the $500.0 million of outstanding 2028 Notes as of December 31, 2024 is expected to be approximately $34.4 million each year until maturity. Interest expense on the $900.0 million of outstanding 2032 Notes as of December 31, 2024 is expected to be approximately $58.5 million each year until maturity. Interest expense on the $750.0 million of outstanding 2033 Notes as of December 31, 2024 is expected to be approximately $46.9 million each year until maturity.
(3)At December 31, 2024, we had outstanding commitments to participate in the drilling and completion of various non-operated wells.
(4)We do not own or operate our own drilling rigs, but instead we enter into contracts with third parties for such drilling rigs. See Note 14 to the consolidated financial statements in this Annual Report for more information regarding these contractual commitments.
(5)The amounts included in the table above represent discounted cash flow estimates for future asset retirement obligations at December 31, 2024.
(6)From time to time, we enter into agreements with third parties whereby we commit to deliver anticipated natural gas and oil production and produced water from certain portions of our acreage for transportation, gathering, processing, fractionation, sales and disposal. Certain of these agreements contain minimum volume commitments, including certain agreements with Northwind that were entered into in connection with the Pronto Transaction. If we do not meet the minimum volume commitments under these agreements, we would be required to pay certain deficiency fees. See Note 14 to the consolidated financial statements in this Annual Report for more information about these contractual commitments.
(7)We dedicated to San Mateo our current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, we dedicated to San Mateo our current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements. In connection with the Pronto Transaction, we dedicated to Pronto our current and certain future leasehold interests in the Ranger and Antelope Ridge asset areas pursuant to 15-year, fixed fee natural gas gathering, compression, treating and processing agreements with Pronto whereby Pronto will gather, compress, treat and process natural gas produced from our operated wells in northern Lea County, New Mexico. See Note 14 to the consolidated financial statements in this Annual Report for more information regarding these contractual commitments.
(8)At December 31, 2024, we had outstanding commitments related to the construction and installation of San Mateo’s Marlan Processing Plant expansion with a designed inlet processing capacity of 200 MMcf per day, including a nitrogen rejection unit and additional related facilities, in addition to commitments to purchase compressors to be utilized in San Mateo operations.

General Outlook and Trends
Our business success and financial results are dependent on many factors beyond our control, such as economic, political and regulatory developments, as well as competition from other sources of energy. For example, the recent election of President Trump and a Republican-controlled Congress may alter our current regulatory framework and impact our business and the oil and gas industry generally. Commodity price volatility, in particular, is a significant risk to our business, cash flows and results of operations. Commodity prices are affected by changes in market supply and demand, which are impacted by overall economic activity, ongoing military conflicts, including the ongoing military conflicts between Russia and Ukraine and in the Middle East, political instability, particularly in China and in the Middle East, the actions of OPEC+, weather, pipeline capacity constraints, inventory storage levels, domestic or global health concerns, including the outbreak or resurgence of contagious or pandemic diseases, oil and natural gas price differentials and other factors.
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
For the year ended December 31, 2024, oil prices averaged $75.76 per Bbl, as compared to $77.60 per Bbl in 2023, ranging from a high of $86.91 per Bbl in early April to a low of $65.75 per Bbl in mid-September, based upon the WTI oil futures contract price for the earliest delivery date. We realized a weighted average oil price of $75.89 per Bbl (with no realized gains or losses from oil derivatives) for our oil production for the year ended December 31, 2024, as compared to $77.88 per Bbl (with no realized gains or losses from oil derivatives) for the year ended December 31, 2023. At February 18, 2025, the WTI oil futures contract price for the earliest delivery date had increased slightly from year-end 2024, closing at $71.85 per Bbl, but was lower compared to $79.19 per Bbl on February 16, 2024.
For the year ended December 31, 2024, natural gas prices averaged $2.40 per MMBtu, as compared to $2.66 per MMBtu in 2023, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. During 2024, natural gas prices ranged from a low of $1.58 per MMBtu in late March to a high of $3.95 per MMBtu in late December. As a result of expected winter weather, increased demand for LNG exports, tightening storage levels and concerns about potential supply disruptions, natural gas prices increased over the course of the fourth quarter of 2024, finishing the year at $3.63 per MMBtu. We report production volumes in two streams, oil and natural gas (which includes both dry gas and NGLs). NGL prices were also lower in 2024 as compared to 2023, which contributed to lower realized weighted average natural gas prices for the year ended December 31, 2024. We realized a weighted average natural gas price of $2.38 per Mcf ($2.47 per Mcf including realized gains from natural gas derivatives) for our natural gas production for the year ended December 31, 2024, as compared to $3.25 per Mcf ($3.17 per Mcf including realized losses from natural gas derivatives) for the year ended December 31, 2023. At February 18, 2025, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had increased from year-end 2024, closing at $4.01 per MMBtu, and was higher as compared to $1.61 per MMBtu at February 16, 2024.
The prices we receive for oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the WTI oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At December 31, 2024, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and a significant portion of our natural gas production from the Delaware Basin was sold based on Houston Ship Channel pricing, while the remainder of our Delaware Basin natural gas production was sold primarily based on prices established at the Waha hub in far West Texas.
The Midland-Cushing (Oklahoma) oil price differential has been highly volatile in recent years. At February 18, 2025, this oil price differential was approximately +$1.33 per Bbl. At February 18, 2025, we had no derivative contracts in place to mitigate our exposure to this Midland-Cushing (Oklahoma) oil price differential for 2025.
Certain volumes of our Delaware Basin natural gas production are exposed to the Waha-Henry Hub basis differential, which has also been highly volatile in recent years. In recent years, concerns about natural gas pipeline takeaway capacity out of the Delaware Basin began to increase and a result, the Waha-Henry Hub basis differential began to widen. The Waha-Henry Hub basis differential averaged ($2.20) per MMBtu for the year ended December 31, 2024. Between December 31, 2024 and February 18, 2025, this natural gas price differential widened to approximately ($2.70) per MMBtu. A significant portion of our

Delaware Basin natural gas production, however, is sold at Houston Ship Channel pricing and is not exposed to Waha pricing. During 2023 and 2024, we typically realized a narrower differential to natural gas sold at the Waha hub despite higher transportation charges incurred to transport the natural gas to the Gulf Coast. At certain times, we may also sell a portion of our natural gas production into other markets to improve our realized natural gas pricing. Further, approximately 5% of our reported natural gas production for the year ended December 31, 2024 was attributable to the Haynesville and Eagle Ford shale plays, which are not exposed to Waha pricing. In addition, as a two-stream reporter, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
From time to time, we use derivative financial instruments to mitigate our exposure to commodity price risk associated with oil, natural gas and NGL prices. Even so, decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. This, in turn, may affect the liquidity that can be accessed through the borrowing base under the Credit Agreement and through the capital markets. During the year ended December 31, 2024, we realized gains on our natural gas basis differential derivative contracts of approximately $12.7 million resulting primarily from natural gas basis differentials that were below the fixed prices of our natural gas basis differential swap contracts. At December 31, 2024, we had derivative natural gas basis differential swap contracts in place to mitigate our exposure to the Waha-Henry Hub basis differential for approximately 11.0 Bcf of our anticipated natural gas production in 2025.
We have at times experienced pipeline-related interruptions to our oil, natural gas or NGL production or produced water disposal. In certain recent periods, shortages of NGL fractionation capacity were experienced by certain operators in the Delaware Basin. Although we did not encounter such fractionation capacity problems, we can provide no assurances that such problems will not arise. If we do experience any material interruptions with produced water disposal, takeaway capacity or NGL fractionation, our oil and natural gas revenues, business, financial condition, results of operations and cash flows could be adversely affected. Should we experience future periods of negative pricing for natural gas as we have experienced historically, including in 2024, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results.
We have at times experienced inflation in the costs of certain oilfield services, including diesel, steel, labor, trucking, sand, personnel and completion costs, among others. Should oil prices remain at their current levels or increase, we may be subject to additional service cost inflation in future periods, which may increase our costs to drill, complete, equip and operate wells. In addition, supply chain disruptions, tariffs and trade restrictions and other inflationary pressures experienced in recent periods throughout the United States and global economy and in the oil and natural gas industry may limit our ability to procure the necessary products and services we need for drilling, completing and producing wells in a timely and cost-effective manner, which could result in reduced margins and delays to our operations and could, in turn, adversely affect our business, financial condition, results of operations and cash flows.
We recorded a current income tax provision of $27.1 million and a deferred income tax provision of $265.3 million for the year ended December 31, 2024. Our effective income tax rate of 25% for the year ended December 31, 2024 differed from the U.S. federal statutory rate due primarily to state taxes, primarily in New Mexico. At February 18, 2025, given our current projections, we expect to continue to pay federal income taxes and state income taxes in New Mexico of between 5% and 10% of 2025 pretax book income, but we do not expect to be subject to the Corporate Alternative Minimum Tax (the “CAMT”) in 2025. We could be subject to the CAMT in future years, which would require us to pay minimum cash tax payments of 15% of annual adjusted pretax book income.
Our oil and natural gas exploration, development, production, midstream and related operations are subject to extensive federal, state and local laws, rules and regulations. Failure to comply with these laws, rules and regulations can result in substantial monetary penalties or delay or suspension of operations. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these laws, rules and regulations are frequently amended or reinterpreted and new laws, rules and regulations are proposed or promulgated, we are unable to predict the future cost or impact of complying with the laws, rules and regulations to which we are, or will become, subject. For more information about the Company’s regulatory matters, see “Business—Regulation” and “Risk Factors—Risks Related to Laws and Regulations”.
Certain segments of the investor community have at times expressed negative sentiment towards investing in the oil and natural gas industry and some investors, including certain pension funds, sovereign wealth funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and natural gas sector based on social and environmental considerations. See “Risk Factors—Risks Related to our Common Stock—Attention to ESG and conservation matters and a negative shift in market perception towards the oil and natural gas industry could adversely affect demand for oil and natural gas and our stock price.”
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses during each reporting period. We believe that our estimates and assumptions are reasonable and reliable and that the actual results will not differ significantly from those reported; however, such estimates and assumptions are subject to a number of risks and uncertainties, and such risks and uncertainties could cause the actual results to differ materially from our estimates. We consider the following to be our most critical accounting policies and estimates involving significant judgment or estimates by our management. See Note 2 to the consolidated financial statements in this Annual Report for further details on our accounting policies at December 31, 2024.
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
Our engineers and technical staff must make many subjective assumptions based on their professional judgment in developing reserves estimates. Reserves estimates are updated quarterly and consider recent production levels and other technical information about each well. Estimating oil and natural gas reserves is complex and inexact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, petrophysical, engineering and production data. The extent, quality and reliability of both the data and the associated interpretations can vary. The process also requires certain economic assumptions, including assumptions related to oil and natural gas prices, development expenditures, operating expenses, capital expenditures, taxes and availability of funds. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas will most likely vary from our estimates. Accordingly, reserves estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. Any significant variance could materially and adversely affect our future reserves estimates, financial condition, results of operations and cash flows. We cannot predict the amounts or timing of future reserves revisions. If such revisions are significant, they could significantly affect future amortization of capitalized costs and result in an impairment of assets that may be material. See “Risk Factors—Risks Related to our Financial Condition—Our oil and natural gas reserves are estimated and may not reflect the actual volumes of oil and natural gas we will recover, and significant inaccuracies in these reserves estimates or underlying assumptions will materially affect the quantities and present value of our reserves” and “Risk Factors—Risks Related to our Financial Condition—We may be required to write down the carrying value of our proved properties under accounting rules, and these write-downs could adversely affect our financial condition.”
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
Purchase Accounting
Periodically we acquire assets and assume liabilities in transactions accounted for as business combinations, such as the Advance Acquisition in 2023 and the Ameredev Acquisition in 2024.

In estimating the fair value of assets acquired and liabilities assumed in these transactions, including the Advance Acquisition and the Ameredev Acquisition, we must make a number of estimates and assumptions and may engage third-party valuation experts. The most significant assumptions relate to the estimated fair values of oil and natural gas properties. Significant judgments and assumptions are inherent in these estimates and include, among other things, estimates of future production volumes, estimates of future commodity prices, expected development and operating costs, an estimate of a market-based weighted average cost of capital rate and recent market comparable transactions for unproved acreage.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At December 31, 2024, Bank of America, PNC Bank, Truist Bank, The Bank of Nova Scotia, Royal Bank of Canada, Comerica Bank and BOKF (or affiliates thereof) were the counterparties for our derivative instruments. We have considered the credit standing of the counterparties in determining the fair value of our derivative financial instruments.
At December 31, 2024, we had various costless collar contracts open and in place to mitigate our exposure to oil price volatility, each with an established price floor and ceiling. At December 31, 2024, we had natural gas basis differential swap contracts open and in place to mitigate our exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price. We had no open contracts associated with NGL prices at December 31, 2024.
See Note 12 to the consolidated financial statements in this Annual Report for a summary of our open derivative financial instruments at December 31, 2024. Such information is incorporated herein by reference.
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
Interest rate risk. We do not and have not used interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense on existing debt. At December 31, 2024, we had $595.5 million of outstanding borrowings under our Credit Agreement at an interest rate of 6.19%, $500.0 million of outstanding 2028 Notes at a coupon rate of 6.875%, $900.0 million of outstanding 2032 Notes at a coupon rate of 6.500%, $750.0 million of outstanding 2033 Notes at a coupon rate of 6.250% and $615.0 million of outstanding borrowings under the San Mateo Credit Facility at an interest rate of 6.44%. If we incur additional indebtedness in the future and at higher interest rates, we may use interest rate derivatives. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We have limited ability to control participation in our wells. We are also subject to credit risk due to concentration of our oil and natural gas receivables with several significant customers and San Mateo is subject to the credit risk of their customers. The inability or failure of our or San Mateo’s significant customers to meet their obligations or their insolvency or liquidation may adversely affect our financial condition, results of operations and cash flows. In addition, our derivative arrangements expose us to credit risk in the event of nonperformance by our counterparties.
While we do not require our customers to post collateral and we do not have a formal process in place to evaluate and assess the credit standing of our significant customers for oil and natural gas receivables and the counterparties on our derivative instruments, we do evaluate the credit standing of such counterparties as we deem appropriate under the circumstances. This evaluation requires us to conduct the due diligence necessary to determine credit terms and credit limits, which may include (i) reviewing a counterparty’s credit rating, latest financial information and, in the case of a customer with which we have receivables, its historical payment record and the financial ability of its parent company to make payment if the customer cannot and (ii) undertaking the due diligence necessary to determine credit terms and credit limits. The counterparties on our derivative financial instruments in place at February 18, 2025 were Bank of America, PNC Bank, Truist Bank, The Bank of Nova Scotia, Royal Bank of Canada, Comerica Bank and BOKF (or affiliates thereof), which are all lenders under our Credit Agreement.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2024, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.
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
KPMG, our independent registered public accounting firm, has issued an attestation report on our controls over financial reporting as of December 31, 2024 as included herein.
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
Opinion on Internal Control Over Financial Reporting
We have audited Matador Resources Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Dallas, Texas
February 25, 2025

Item 9B. Other Information.
During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report (our “Definitive Proxy Statement”). Such responsive information is expected to be included under the captions “Proposal 1—Election of Directors,” “Corporate Governance,” “Executive Compensation” and “Director Compensation.”
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Annual Report:
1. Index to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2024 and 2023, Consolidated Statements of Income for the Years Ended December 31, 2024, 2023 and 2022, Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022 and Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022.
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

2.2
Amendment No. 1 to Securities Purchase Agreement, dated April 5, 2023, by and among MRC Hat Mesa, LLC, AEP EnCap HoldCo, LLC, Ameradvance Management LLC and Advance Energy Partners Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Annual Report on Form 10-K for the year ended December 31, 2023).

2.3*
Waiver and Release Agreement and Amendment No. 2 to Securities Purchase Agreement, dated December 1, 2023, by and among MRC Hat Mesa, LLC, AEP EnCap HoldCo, LLC, Ameradvance Management LLC and Advance Energy Partners Holdings, LLC (incorporated by reference to Exhibit 2.3 to the Annual Report on Form 10-K for the year ended December 31, 2023.).

2.4*
Securities Purchase Agreement, dated June 12, 2024, by and among MRC Toro, LLC, MRC Energy Company (solely for the limited purposes stated therein), Ameredev II Parent, LLC, Ameredev Intermediate II, LLC and Ameredev Stateline II, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 12, 2024).

2.5*
Amendment No. 1 to Securities Purchase Agreement, dated August 29, 2024, by and among MRC Toro, LLC, Ameredev II Parent, LLC, Ameredev Intermediate II, LLC and Ameredev Stateline II, LLC (incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

2.6	Amendment No. 2 to Securities Purchase Agreement, dated February 14, 2025, by and among MRC Toro, LLC, Ameredev II Parent, LLC, Ameredev Intermediate II, LLC (filed herewith).

3.1	Amended and Restated Certificate of Formation of Matador Resources Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

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

4.4
Indenture, dated as of April 2, 2024, by and among Matador Resources Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 2, 2024).

4.5
First Supplemental Indenture, dated as of September 20, 2024, by and among MRC Toro, LLC, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

4.6
Second Supplemental Indenture, dated as of September 20, 2024, by and among MRC Toro, LLC, the subsidiary guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

4.7
Indenture, dated as of September 25, 2024, by and among Matador Resources Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 25, 2024).

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

10.5†
Form of Employment Agreement between Matador Resources Company and G. Gregg Krug, effective February 19, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.6†
First Amendment to the Employment Agreement between Matador Resources Company and G. Gregg Krug (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.7†
Form of Employment Agreement between Matador Resources Company and Michael D. Frenzel (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).

10.8†
Form of Employment Agreement between Matador Resources Company and each of Brian J. Willey, Christopher P. Calvert, W. Thomas Elsener, Bryan A. Erman and Glenn W. Stetson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.9†
Form of Indemnification Agreement between Matador Resources Company and each of the directors and executive officers thereof (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 14, 2011).

10.10
Second Amended and Restated Pledge and Security Agreement, by and among MRC Energy Company, Longwood Gathering and Disposal Systems GP, Inc. and Royal Bank of Canada, as Administrative Agent, dated as of September 28, 2012 (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K for the year ended December 31, 2012).

10.11
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

10.13
First Amendment to Fourth Amended and Restated Credit Agreement dated as of April 25, 2022, by and among MRC Energy Company, as Borrower, the lending entities from time to time parties thereto as Lenders, and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.14
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

10.15
Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 10, 2023, by and among MRC Energy Company, as Borrower, the lending entities from time to time parties thereto as Lenders, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.16
Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 19, 2023, by and among MRC Energy Company, as Borrower, the lending entities from time to time parties thereto as Lenders, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 19, 2023).

10.17
Fifth Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 22, 2024, by and among MRC Energy Company, as Borrower, the lending entities from time to time parties thereto as Lenders, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 25, 2024).

10.18
Sixth Amendment to Fourth Amended and Restated Credit Agreement, dated as of September 18, 2024, by and among MRC Energy Company, as Borrower, the lending entities from time to time parties thereto as Lenders, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 19, 2024).

10.19†
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

10.21†	Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 11, 2015).

10.22†
Amendment Number One to the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.23†
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

10.25†
Form of Restricted Stock Unit Award Agreement for deferred delivery relating to the Matador Resources Company 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.63 to the Annual Report on Form 10-K for the year ended December 31, 2016).

10.26†
Form of Restricted Stock Unit Award Agreement for Annual Grants with delayed delivery relating to the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.27†
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

10.32†
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

10.34†	Matador Resources Company 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on June 6, 2019).

10.35†
First Amendment to Matador Resources Company 2019 Long-Term Incentive Plan effective April 21, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2022).

10.36†
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

10.38†
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

10.43†
Form of Stock Option Cancellation Agreement for certain stock options under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K for the year ended December 31, 2020).

10.44†	Matador Resources Company 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 16, 2022).

19.1	Matador Resources Company Insider Trading Policy (filed herewith).

21.1	List of Subsidiaries of Matador Resources Company (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of Netherland, Sewell & Associates, Inc. (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97	Matador Resources Company Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K for the year ended December 31, 2023).

99.1	Audit report of Netherland, Sewell & Associates, Inc. (filed herewith).

101
The following financial information from Matador Resources Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

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

MATADOR RESOURCES COMPANY

February 25, 2025	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Wm. Foran	Chairman and Chief Executive Officer	February 25, 2025
Joseph Wm. Foran	(Principal Executive Officer)

/s/ Brian J. Willey	Executive Vice President and Chief Financial Officer	February 25, 2025
Brian J. Willey	(Principal Financial Officer)

/s/ Robert T. Macalik	Executive Vice President and Chief Accounting Officer	February 25, 2025
Robert T. Macalik	(Principal Accounting Officer)

/s/ Shelley F. Appel	Director	February 25, 2025
Shelley F. Appel

/s/ Reynald A. Baribault	Director	February 25, 2025
Reynald A. Baribault

/s/ R. Gaines Baty	Director	February 25, 2025
R. Gaines Baty

/s/ William M. Byerley	Director	February 25, 2025
William M. Byerley

/s/ Monika U. Ehrman	Director	February 25, 2025
Monika U. Ehrman

/s/ Paul W. Harvey	Director	February 25, 2025
Paul W. Harvey

/s/ James M. Howard	Director	February 25, 2025
James M. Howard

/s/ Timothy E. Parker	Director	February 25, 2025
Timothy E. Parker

/s/ Kenneth L. Stewart	Director	February 25, 2025
Kenneth L. Stewart
/s/ Susan M. Ward	Director	February 25, 2025
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
Simul-Frac (Simultaneous Fracturing). Simul-Frac is a hydraulic fracturing technique in which two wells are fractured simultaneously using one hydraulic fracturing fleet. This differs from traditional zipper-frac where only one well is hydraulically stimulated.
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
Trimul-Frac (Triple Simultaneous Fracturing). Trimul-Frac is an advanced hydraulic fracturing technique where three wells are fractured simultaneously using one hydraulic fracturing fleet. While similar to Simul-Frac in terms of treating multiple wells simultaneously, Trimul-Frac stimulates three wells versus two.
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
December 31, 2024, 2023 and 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Matador Resources Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Matador Resources Company and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

For the year ended December 31, 2024, the Company recorded depletion expense of evaluated oil and natural gas properties of $925.6 million. Additionally, as discussed in Note 3 to the consolidated financial statements, the Company’s consolidated balance sheet includes $12.5 billion of gross evaluated oil and natural gas properties as of December 31, 2024. The Company’s internal reservoir engineers prepare an estimate of the proved oil and natural gas reserves, and the Company engages external reservoir engineers to independently evaluate the proved oil and natural gas reserves estimated by the Company.

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

Fair value measurement of evaluated oil and natural gas properties acquired in the Ameredev business combination

As discussed in Note 2 and Note 6 to the consolidated financial statements, on September 18, 2024, the Company completed the acquisition of Ameredev Stateline II, LLC. As a result of the transaction, the Company acquired evaluated oil and natural gas properties with an acquisition-date fair value of $1.83 billion. The acquisition was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date, with any excess purchase price allocated to goodwill. The fair value of evaluated oil and natural gas properties were measured using the discounted cash flow method. Significant inputs to the valuation of evaluated oil and natural gas properties included estimates of future production volumes and future commodity prices. The Company’s internal reservoir engineers estimated evaluated future production volumes and the Company engages a third-party reservoir engineering firm to perform an independent assessment.

We identified the evaluation of the fair value measurement of the evaluated oil and natural gas properties acquired in the Ameredev business combination as a critical audit matter. Subjective auditor judgment was required to evaluate future production volumes and future commodity prices used to estimate the fair value of such properties as changes to these assumptions could have had a significant impact on the determination of the fair value. Additionally, the audit effort associated with evaluating the future commodity prices required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process, including controls over the determination of the assumptions, as listed above, used to measure the initial fair value of the acquired evaluated oil and natural gas properties. We evaluated (1) the professional qualifications of the Company’s internal and external reservoir engineers and the external engineering firm, (2) the knowledge, skills, and ability of the Company’s internal and external reservoir engineers, and (3) the relationship of the external reservoir engineers and external engineering firm to the Company. We assessed compliance of the methodology used by the Company’s internal and external reservoir engineers to estimate future production volumes with industry and regulatory standards. We compared the historical production volumes of Ameredev used to estimate future production volumes to production volumes reported to third parties. We also compared the estimated future evaluated production volumes used by the Company to historical Ameredev production volumes and to the future production assumptions made on the Company’s comparable assets. We tested the relevant basis differentials that were applied to the future commodity price assumptions by comparing to historical realized basis differentials from both Ameredev and the Company. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the future commodity price assumptions by comparing to an independently developed range of forward price estimates from analysts and other industry sources.
/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas
February 25, 2025

Matador Resources Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2024	2023
ASSETS
Current assets
Cash	$23,033	$52,662
Restricted cash	71,709	53,636
Accounts receivable
Oil and natural gas revenues	331,590	274,192
Joint interest billings	260,555	163,660
Other	62,584	35,102
Derivative instruments	15,968	2,112
Lease and well equipment inventory	38,469	41,808
Prepaid expenses and other current assets	123,437	92,700
Total current assets	927,345	715,872
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	12,534,290	9,633,757
Unproved and unevaluated	1,702,203	1,193,257
Midstream properties	1,683,334	1,318,015
Other property and equipment	47,532	40,375
Less accumulated depletion, depreciation and amortization	(6,203,263)	(5,228,963)
Net property and equipment	9,764,096	6,956,441
Other assets
Derivative instruments	—	558
Other long-term assets	158,668	54,125
Total other assets	158,668	54,683
Total assets	$10,850,109	$7,726,996
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$147,139	$68,185
Accrued liabilities	441,484	365,848
Royalties payable	227,865	161,983
Amounts due to affiliates	30,544	28,688
Advances from joint interest owners	83,338	19,954
Other current liabilities	64,987	40,617
Total current liabilities	995,357	685,275
Long-term liabilities
Borrowings under Credit Agreement	595,500	500,000
Borrowings under San Mateo Credit Facility	615,000	522,000
Senior unsecured notes payable	2,114,908	1,184,627
Asset retirement obligations	114,237	87,485
Deferred income taxes	847,666	581,439
Other long-term liabilities	110,009	38,482
Total long-term liabilities	4,397,320	2,914,033
Commitments and contingencies (Note 14)
Shareholders’ equity
Common stock — $0.01 par value, 160,000,000 shares authorized; 125,101,268 and 119,478,282 shares issued; and 125,048,396 and 119,458,674 shares outstanding, respectively	1,251	1,194
Additional paid-in capital	2,533,247	2,133,172
Retained earnings	2,556,987	1,776,541
Treasury stock, at cost, 52,872 and 19,608 shares, respectively	(2,336)	(45)
Total Matador Resources Company shareholders’ equity	5,089,149	3,910,862
Non-controlling interest in subsidiaries	368,283	216,826
Total shareholders’ equity	5,457,432	4,127,688
Total liabilities and shareholders’ equity	$10,850,109	$7,726,996
The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Oil and natural gas revenues	$3,143,834	$2,545,599	$2,905,738
Third-party midstream services revenues	141,027	122,153	90,606
Sales of purchased natural gas	194,097	149,869	200,355
Realized gain (loss) on derivatives	12,724	(9,575)	(157,483)
Unrealized gain (loss) on derivatives	13,299	(1,261)	18,809
Total revenues	3,504,981	2,806,785	3,058,025
Expenses
Production taxes, transportation and processing	306,751	264,493	282,193
Lease operating	341,544	243,655	157,105
Plant and other midstream services operating	171,492	128,910	95,522
Purchased natural gas	142,715	129,401	178,937
Depletion, depreciation and amortization	974,300	716,688	466,348
Accretion of asset retirement obligations	6,027	3,943	2,421
General and administrative	127,454	110,373	116,229
Total expenses	2,070,283	1,597,463	1,298,755
Operating income	1,434,698	1,209,322	1,759,270
Other income (expense)
Net loss on asset sales and impairment	—	(202)	(1,311)
Interest expense	(171,687)	(121,520)	(67,164)
Other income (expense)	696	8,785	(5,121)
Total other expense	(170,991)	(112,937)	(73,596)
Income before income taxes	1,263,707	1,096,385	1,685,674
Income tax provision (benefit)
Current	27,059	13,922	54,877
Deferred	265,305	172,104	344,480
Total income tax provision	292,364	186,026	399,357
Net income	971,343	910,359	1,286,317
Net income attributable to non-controlling interest in subsidiaries	(86,021)	(64,285)	(72,111)
Net income attributable to Matador Resources Company shareholders	$885,322	$846,074	$1,214,206
Earnings per common share
Basic	$7.16	$7.10	$10.28
Diluted	$7.14	$7.05	$10.11
Weighted average common shares outstanding
Basic	123,568	119,139	118,122
Diluted	124,076	119,980	120,131

The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
For the Years Ended December 31, 2024, 2023 and 2022

							Total shareholders’ equity attributable to Matador Resources Company

			Additional paid-in capital	(Accumulated deficit) retained earnings	Treasury Stock			Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2022	117,862	$1,179	$2,077,592	$(171,318)	12	$(243)	$1,907,210	$220,178	$2,127,388
Dividends declared ($0.30 per share)	—	—	—	(35,246)	—	—	(35,246)	—	(35,246)
Issuance of common stock pursuant to employee stock compensation plan	1,001	10	(11,544)	—	—	—	(11,534)	—	(11,534)
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	25	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	20,224	—	—	—	20,224	—	20,224
Stock options exercised, net of options forfeited in net share settlements	157	2	(4,007)	—	—	—	(4,005)	—	(4,005)
Restricted stock forfeited	—	—	—	—	85	(2,376)	(2,376)	—	(2,376)
Contribution related to formation of San Mateo, net of tax of $5.9 million (See Note 11)	—	—	22,318	—	—	—	22,318	—	22,318
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(85,995)	(85,995)
Cancellation of treasury stock	(92)	(1)	(2,584)	—	(92)	2,585	—	—	—
Current period net income	—	—	—	1,214,206	—	—	1,214,206	72,111	1,286,317
Balance at December 31, 2022	118,953	1,190	2,101,999	1,007,642	5	(34)	3,110,797	206,294	3,317,091
Dividends declared ($0.65 per share)	—	—	—	(77,175)	—	—	(77,175)	—	(77,175)
Issuance of common stock pursuant to employee stock compensation plan	623	6	(15,560)	—	—	—	(15,554)	—	(15,554)
Issuance of common stock pursuant to directors’ and advisors’ compensation plan	11	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	21,580	—	—	—	21,580	—	21,580
Stock options exercised, net of options forfeited in net share settlements	22	—	49	—	—	—	49	—	49
Restricted stock forfeited	—	—	—	—	146	(5,087)	(5,087)	—	(5,087)
Contribution related to formation of San Mateo, net of tax of $8.0 million (See Note 11)	—	—	30,178	—	—	—	30,178	—	30,178
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	24,500	24,500
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(78,253)	(78,253)
Cancellation of treasury stock	(131)	(2)	(5,074)	—	(131)	5,076	—	—	—
Current period net income	—	—	—	846,074	—	—	846,074	64,285	910,359
Balance at December 31, 2023	119,478	$1,194	$2,133,172	$1,776,541	20	$(45)	$3,910,862	$216,826	$4,127,688

							Total shareholders’ equity attributable to Matador Resources Company

			Additional paid-in capital	(Accumulated deficit) retained earnings	Treasury Stock			Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2024	119,478	$1,194	$2,133,172	$1,776,541	20	$(45)	$3,910,862	$216,826	$4,127,688
Dividends declared ($0.85 per share)	—	—	—	(104,876)	—	—	(104,876)	—	(104,876)
Issuance of common stock pursuant to employee stock compensation plan	426	4	(9,205)	—	—	—	(9,201)	—	(9,201)
Issuance of common stock pursuant to public offering	5,250	53	344,610	—	—	—	344,663	—	344,663
Cost to issue equity	—	—	(2,566)	—	—	—	(2,566)	—	(2,566)
Issuance of common stock pursuant to directors’ compensation plan	17	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	23,749	—	—	—	23,749	—	23,749
Stock options exercised, net of options forfeited in net share settlements	12	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	115	(5,319)	(5,319)	—	(5,319)
Contribution of Pronto to San Mateo (See Note 11)	—	—	27,713	—	—	—	27,713	143,787	171,500
Contributions related to formation of San Mateo, net of tax of $5.0 million (See Note 11)	—	—	18,802	—	—	—	18,802	—	18,802
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	19,110	19,110
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(97,461)	(97,461)
Cancellation of treasury stock	(82)	—	(3,028)	—	(82)	3,028	—	—	—
Current period net income	—	—	—	885,322	—	—	885,322	86,021	971,343
Balance at December 31, 2024	125,101	$1,251	$2,533,247	$2,556,987	53	$(2,336)	$5,089,149	$368,283	$5,457,432

The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income	$971,343	$910,359	$1,286,317
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Unrealized (gain) loss on derivatives	(13,299)	1,261	(18,809)
Depletion, depreciation and amortization	974,300	716,688	466,348
Accretion of asset retirement obligations	6,027	3,943	2,421
Stock-based compensation expense	14,982	13,661	15,123
Deferred income tax provision	265,305	172,104	344,480
Amortization of debt issuance cost and other debt related costs	16,533	7,047	(517)
Other non-cash changes	(1,386)	(7,262)	1,311
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other current assets	(138,137)	48,136	(228,378)
Lease and well equipment inventory	(10,934)	(3,034)	(2,847)
Other long-term assets	4,052	646	175
Accounts payable, accrued liabilities and other current liabilities	33,748	2,810	63,455
Royalties payable	56,193	34,273	23,339
Advances from joint interest owners	63,384	(32,402)	34,283
Other long-term liabilities	4,774	(402)	(7,962)
Net cash provided by operating activities	2,246,885	1,867,828	1,978,739
Investing activities
Drilling, completion and equipping capital expenditures	(1,222,831)	(1,192,800)	(771,830)
Acquisition of Advance	—	(1,676,132)	—
Acquisition of Ameredev	(1,831,214)	—	—
Acquisition of oil and natural gas properties	(454,443)	(187,655)	(155,074)
Midstream capital expenditures	(283,881)	(165,719)	(80,051)
Acquisition of midstream assets	—	—	(75,816)
Expenditures for other property and equipment	(5,691)	(3,636)	(1,213)
Proceeds from sale of assets and other	12,370	14,750	46,507
Proceeds from sale of equity method investment	113,576	—	—
Net cash used in investing activities	(3,672,114)	(3,211,192)	(1,037,477)
Financing activities
Repayments of borrowings under Credit Agreement	(3,969,500)	(3,032,000)	(300,000)
Borrowings under Credit Agreement	4,065,000	3,532,000	200,000
Repayments of borrowings under San Mateo Credit Facility	(733,000)	(171,000)	(150,000)
Borrowings under San Mateo Credit Facility	826,000	228,000	230,000
Cost to enter into or amend credit facilities	(33,436)	(9,296)	(3,725)
Proceeds from issuance of senior unsecured notes	1,650,000	494,800	—
Issuance costs of senior unsecured notes	(28,157)	(8,503)	—
Proceeds from issuance of common stock	344,663	—	—
Purchase of senior unsecured notes	(699,191)	—	(344,302)
Dividends paid	(104,876)	(77,175)	(35,246)
Contribution related to Pronto Transaction	171,500	—	—
Contributions related to formation of San Mateo	23,800	38,200	28,250
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	19,110	24,500	—
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(97,461)	(78,253)	(85,995)
Taxes paid related to net share settlement of stock-based compensation	(16,956)	(22,910)	(19,242)
Other	(3,823)	(16,031)	(592)
Net cash provided by (used in) financing activities	1,413,673	902,332	(480,852)
(Decrease) increase in cash and restricted cash	(11,556)	(441,032)	460,410
Cash and restricted cash at beginning of period	106,298	547,330	86,920
Cash and restricted cash at end of period	$94,742	$106,298	$547,330
Supplemental disclosures of cash flow information (Note 15)
The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

NOTE 1 — NATURE OF OPERATIONS
Matador Resources Company, a Texas corporation (“Matador” and, collectively with its subsidiaries, the “Company”), is an independent energy company engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States, with an emphasis on oil and natural gas shale and other unconventional plays. The Company’s current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. Additionally, the Company conducts midstream operations primarily through its midstream joint venture, San Mateo Midstream, LLC and its subsidiaries (“San Mateo”) in support of, and to provide flow assurance for, the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions may also affect disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s consolidated financial statements are based on a number of significant estimates, including oil and natural gas revenues, accrued assets and liabilities, stock-based compensation, valuation of derivative instruments, deferred tax assets and liabilities, purchase price allocations and oil and natural gas reserves. The estimates of oil and natural gas reserves quantities and future net cash flows are the basis for the calculations of depletion and impairment of oil and natural gas properties, as well as estimates in the purchase price allocations and of asset retirement obligations and certain tax accruals. The Company’s oil and natural gas reserves estimates, which are inherently imprecise and based upon many factors that are beyond the Company’s control, including oil and natural gas prices, are prepared by the Company’s engineering staff in accordance with guidelines established by the Securities and Exchange Commission (“SEC”) and then audited for their reasonableness and conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers. While the Company believes its estimates are reasonable, changes in facts and assumptions or the discovery of new information may result in revised estimates. Actual results could differ from these estimates.
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
Accounts Receivable
The Company sells its operated oil, natural gas and natural gas liquids (“NGL”) production to various purchasers (see “—Revenues” below). In addition, the Company may participate with industry partners in the drilling, completion and operation of oil and natural gas wells. Substantially all of the Company’s accounts receivable are due from purchasers of oil, natural gas and NGLs, participants in oil and natural gas wells for which the Company serves as the operator, customers of San Mateo or the Company’s derivative counterparties. Accounts receivable are typically due within 30 to 60 days of the production

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
date and 30 days of the billing date and are stated at amounts due from purchasers and industry partners. Amounts are considered past due if they have been outstanding for 60 days or more. No interest is typically charged on past due amounts.
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
For the year ended December 31, 2024, three significant purchasers accounted for 79% of the Company’s total oil, natural gas and NGL revenues: Plains Marketing, L.P. (53%), Exxon Mobil Corporation (15%) and Enterprise Products Partners L.P. (11%). For the year ended December 31, 2023, three significant purchasers accounted for 76% of the Company’s total oil, natural gas and NGL revenues: Plains Marketing, L.P. (42%), Exxon Mobil Corporation (24%), and Enterprise Products Partners L.P. (10%). For the year ended December 31, 2022, three significant purchasers accounted for 70% of the Company’s total oil, natural gas and NGL revenues: Exxon Mobil Corporation (34%), Plains Marketing, L.P. (27%) and BP America Production Company (9%). If any one of Matador’s major customers were to stop purchasing its production, the Company believes there are a number of other purchasers to whom the Company could sell Matador’s production. If multiple significant customers were to discontinue purchasing Matador’s production abruptly, the Company believes it would have the resources needed to access alternative customers or markets and avoid or materially mitigate associated sales disruptions. At December 31, 2024, 2023 and 2022, approximately 32%, 38% and 29%, respectively, of the Company’s accounts receivable, including joint interest billings, related to the top three purchasers.
Lease and Well Equipment Inventory
Lease and well equipment inventory is stated at the lower of cost or net realizable value and consists entirely of materials or equipment scheduled for use in future well or midstream operations.
Oil and Natural Gas Properties
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, all costs associated with the acquisition, exploration and development of oil and natural gas properties and reserves, including unproved and unevaluated property costs, are capitalized as incurred and accumulated in a single cost center representing the Company’s activities, which are undertaken exclusively in the United States. Such costs include lease acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, costs of drilling both productive and non-productive wells, capitalized interest on qualifying projects and general and administrative expenses directly related to acquisition, exploration and development activities, but do not include any costs related to production, selling or general corporate administrative activities. The Company capitalized $66.6 million, $54.2 million and $47.8 million of its general and administrative costs into oil and natural gas properties in 2024, 2023 and 2022, respectively. The Company capitalized $17.5 million, $20.2 million and $10.1 million of its interest expense into oil and natural gas properties for the years ended December 31, 2024, 2023 and 2022, respectively.
Capitalized costs of oil and natural gas properties are amortized using the unit-of-production method based upon production and estimates of proved reserves quantities. For the years ended December 31, 2024, 2023 and 2022, the Company recorded depletion expense of $925.6 million, $672.0 million and $428.9 million, respectively. Unproved and unevaluated property costs are excluded from the amortization base used to determine depletion. Unproved and unevaluated properties are assessed for possible impairment on a periodic basis based upon changes in operating or economic conditions. This assessment includes consideration of the following factors, among others: the assignment of proved reserves, geological and geophysical evaluations, intent to drill, remaining lease term and drilling activity and results. Upon impairment, the costs of the unproved and unevaluated properties are immediately included in the amortization base. Exploratory dry holes are included in the amortization base immediately upon determination that the well is not productive.
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
December 31, 2024, 2023 and 2022
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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
The estimated present value of after-tax future net cash flows from proved oil and natural gas reserves is highly dependent upon the quantities of proved reserves, the estimation of which requires substantial judgment. The associated commodity prices and the applicable discount rate used in these estimates are in accordance with guidelines established by the SEC. Under these guidelines, oil and natural gas reserves are estimated using then-current operating and economic conditions, with no provision for price and cost changes in future periods except by contractual arrangements. Future net revenues are calculated using prices that represent the arithmetic averages of the first-day-of-the-month oil and natural gas prices for the previous 12-month period, and a 10% discount factor is used to determine the present value of future net revenues. For the period from January through December 2024, these average oil and natural gas prices were $71.96 per Bbl and $2.13 per MMBtu, respectively. For the period from January through December 2023, these average oil and natural gas prices were $74.70 per Bbl and $2.64 per MMBtu, respectively. For the period from January through December 2022, these average oil and natural gas prices were $90.15 per Bbl and $6.36 per MMBtu, respectively. In estimating the present value of after-tax future net cash flows from proved oil and natural gas reserves, the average oil prices were further adjusted by property for quality, transportation and marketing fees and regional price differentials, and the average natural gas prices were further adjusted by property for energy content, transportation and marketing fees and regional price differentials.
During the years ended December 31, 2024, 2023 and 2022, the Company’s full-cost ceiling exceeded the net capitalized costs less related deferred income taxes. As a result, the Company recorded no impairment to its net capitalized costs during the years ended December 31, 2024, 2023 and 2022. Changes in oil and natural gas production rates, oil and natural gas prices, reserves estimates, future development costs and other factors will determine the Company’s actual ceiling test computation and impairment analyses in future periods.
Midstream Properties and Other Property and Equipment
Midstream properties and other property and equipment are recorded at historical cost or acquisition date fair value and include midstream equipment and facilities, including the Company’s pipelines, processing facilities and produced water disposal systems, and corporate assets, including furniture, fixtures, equipment, land and leasehold improvements. Midstream equipment and facilities are depreciated over a 30-year useful life using the straight-line, mid-month convention method. Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Software, furniture, fixtures and other equipment are depreciated over their useful life (five to 30 years) using the straight-line method. The Company capitalized $3.4 million, $2.9 million and $2.2 million of general and administrative costs into midstream properties in 2024, 2023 and 2022, respectively. The Company capitalized $12.2 million and $2.1 million of interest expense into midstream properties for the years ended December 31, 2024 and 2023, respectively. The Company did not capitalize any interest expense into midstream properties for the year ended December 31, 2022. Maintenance and repair costs that do not extend the useful life of the property or equipment are expensed as incurred. See Note 3 for a detail of midstream properties and other property and equipment.
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
December 31, 2024, 2023 and 2022
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
The Company’s natural gas is sold at the lease location, at the inlet or outlet of a natural gas processing plant or at an interconnect near a marketing hub following transportation from a processing plant. The majority of the Company’s natural gas is sold under fee-based contracts. When the natural gas is sold at the lease, the purchaser gathers the natural gas via pipeline to natural gas processing plants where, if necessary, NGLs are extracted. The NGLs and remaining residue natural gas are then sold by the purchaser, or if the Company elects to take in-kind the natural gas or the NGLs, the Company sells the natural gas or the NGLs to a third party. Under the fee-based contracts, the Company receives NGL and residue natural gas value, less the fee component, or is invoiced the fee component. To the extent control of the natural gas transfers upstream of the gathering and processing activities, revenue is recognized as the net amount received from the purchaser. To the extent that control transfers downstream of those services, revenue is recognized on a gross basis, and the related costs are included in production taxes, transportation and processing expenses on the Company’s consolidated statements of income.
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
December 31, 2024, 2023 and 2022
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
(“ASC 606”) that allows recognition of revenue in the amount for which there is a right to invoice the customer without estimating a transaction price for each contract and allocating that transaction price to the performance obligations within each contract.
The Company periodically enters into natural gas purchase transactions with third parties whereby the Company (i) purchases the third party’s natural gas and subsequently sells the natural gas to other purchasers or (ii) processes the third party’s natural gas at San Mateo’s Marlan cryogenic natural gas processing plant in Eddy County, New Mexico (the “Marlan Processing Plant”) or Black River cryogenic natural gas processing plant in Eddy County, New Mexico (the “Black River Processing Plant”) and then purchases, and subsequently sells, the residue natural gas and NGLs to other purchasers. Revenues and expenses from these transactions are presented on a gross basis on the Company’s consolidated statements of income as the Company acts as a principal in the transactions by assuming the risk and rewards of ownership, including credit risk, of the natural gas purchased and by assuming the responsibility to deliver and process the natural gas volumes to be sold.
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
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the years ended December 31, 2024, 2023 and 2022 (in thousands).

	Year Ended December 31,
	2024	2023	2022
Revenues from contracts with customers	$3,478,958	$2,817,621	$3,196,699
Realized gain (loss) on derivatives	12,724	(9,575)	(157,483)
Unrealized gain (loss) on derivatives	13,299	(1,261)	18,809
Total revenues	$3,504,981	$2,806,785	$3,058,025

	Year Ended December 31,
	2024	2023	2022
Oil revenues	$2,772,360	$2,144,894	$2,113,606
Natural gas revenues	371,474	400,705	792,132
Third-party midstream services revenues	141,027	122,153	90,606
Sales of purchased natural gas	194,097	149,869	200,355
Total revenues from contracts with customers	$3,478,958	$2,817,621	$3,196,699

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
December 31, 2024, 2023 and 2022
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
The Company’s consolidated statements of income for the years ended December 31, 2024, 2023 and 2022 include an equity-based compensation (non-cash) expense of $15.0 million, $13.7 million and $15.1 million, respectively. This equity-based compensation expense includes common stock issuances and restricted stock units expense totaling $1.3 million, $1.2 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, paid to independent members of the Board and advisors as compensation for their services to the Company.
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
When necessary, the Company would include interest assessed by taxing authorities in “Interest expense” and penalties related to income taxes in “Other expense” on its consolidated statements of income. The Company did not record any interest or penalties related to income taxes for the years ended December 31, 2024, 2023 and 2022.
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
December 31, 2024, 2023 and 2022
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The following are reconciliations of the numerators and denominators used to compute the Company’s basic and diluted earnings per common share as reported for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share data).

	Year Ended December 31,
	2024	2023	2022
Net income attributable to Matador Resources Company shareholders — numerator	$885,322	$846,074	$1,214,206
Weighted average common shares outstanding — denominator
Basic	123,568	119,139	118,122
Dilutive effect of options and restricted stock units	508	841	2,009
Diluted weighted average common shares outstanding	124,076	119,980	120,131
Earnings per common share attributable to Matador Resources Company shareholders
Basic	$7.16	$7.10	$10.28
Diluted	$7.14	$7.05	$10.11
 Credit Risk
The Company’s cash is held in financial institutions and at times these amounts exceed the insurance limits of the Federal Deposit Insurance Corporation. Management believes, however, that the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected.
The Company uses derivative financial instruments to mitigate its exposure to oil, natural gas and NGL price volatility. These transactions expose the Company to potential credit risk from its counterparties. The Company manages counterparty credit risk through established internal derivatives policies that are reviewed on an ongoing basis. Additionally, the Company’s commodity derivative contracts at December 31, 2024 were with Bank of America, PNC Bank, Truist Bank, The Bank of Nova Scotia, Royal Bank of Canada, Comerica Bank and BOKF (or affiliates thereof), which are all lenders under the Company’s reserves-based revolving credit agreement (the “Credit Agreement”).
Accounts receivable constitute the principal component of additional credit risk to which the Company may be exposed. The Company attempts to minimize credit risk exposure to counterparties by monitoring the financial condition and payment history of its purchasers and joint interest partners.

Recent Accounting Pronouncements
Segments. In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. This ASU is effective retrospectively for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. During the fourth quarter of 2024, the Company adopted this ASU, which modified the Company’s disclosures but did not have an impact on the Company’s consolidated balance sheets, or statements of income or cash flows in its consolidated financial statements. See Note 16 for additional disclosures related to segments.
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

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Climate-Related Disclosures. On March 6, 2024, the SEC adopted a new set of rules that require a wide range of climate-related disclosures, including material climate-related risks, information on any climate-related targets or goals that are material to the registrant’s business, results of operations or financial condition, Scope 1 and Scope 2 greenhouse gas emissions on a phased-in basis by certain larger registrants when those emissions are material and the filing of an attestation report covering the same, and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Compliance dates under the final rule are phased in by registrant category. Multiple lawsuits have been filed challenging the SEC’s new climate rules, and on April 4, 2024, the SEC issued an order staying implementation of the final rules until judicial review is complete. The Company is currently evaluating the impact of the final rules, if implemented, on its disclosures.
Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disclosure in the Company’s annual and interim consolidated financial statements of specified information about certain costs and expenses, including depreciation, depletion and amortization recognized as part of oil and gas producing activities and employee compensation. This ASU is effective for the Company to all annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on its disclosures.

NOTE 3 — PROPERTY AND EQUIPMENT
The following table presents a summary of the Company’s property and equipment balances as of December 31, 2024 and 2023 (in thousands).

	December 31,
	2024	2023
Oil and natural gas properties
Evaluated (subject to amortization)	$12,534,290	$9,633,757
Unproved and unevaluated (not subject to amortization)	1,702,203	1,193,257
Total oil and natural gas properties	14,236,493	10,827,014
Accumulated depletion	(5,959,845)	(5,034,243)
Net oil and natural gas properties	8,276,648	5,792,771
Midstream properties
Midstream equipment and facilities	1,683,334	1,318,015
Accumulated depreciation	(211,048)	(167,116)
Net midstream properties	1,472,286	1,150,899
Other property and equipment
Furniture, fixtures and other equipment	20,007	17,985
Software	8,283	8,241
Leasehold improvements	19,242	14,149
Total other property and equipment	47,532	40,375
Accumulated depreciation	(32,370)	(27,604)
Net other property and equipment	15,162	12,771
Net property and equipment	$9,764,096	$6,956,441

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 3 — PROPERTY AND EQUIPMENT — Continued
 The following table provides a breakdown of the Company’s unproved and unevaluated property costs not subject to amortization as of December 31, 2024 and the year in which these costs were incurred (in thousands).

Description	2024	2023	2022	2021	2020 and prior	Total
Costs incurred for
Property acquisition	$587,977	$324,176	$97,748	$108,010	$474,978	$1,592,889
Exploration wells	44,512	1,943	612	101	639	47,807
Development wells	57,874	1,480	578	317	1,258	61,507
Total	$690,363	$327,599	$98,938	$108,428	$476,875	$1,702,203
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
Property acquisition costs incurred that remain in unproved and unevaluated property at December 31, 2024 are related to the Company’s leasehold and mineral acquisitions in the Delaware Basin in Southeast New Mexico and West Texas. These costs are associated with acreage for which proved reserves have yet to be assigned. A significant portion of these costs are associated with properties that are held by production or have automatic lease renewal options. As the Company drills wells and assigns proved reserves to these properties or determines that certain portions of this acreage, if any, cannot be assigned proved reserves, portions of these costs are transferred to the amortization base.
Costs excluded from amortization also include those costs associated with exploration and development wells in progress or awaiting completion at year-end. These costs are transferred into the amortization base on an ongoing basis as these wells are completed and proved reserves are established or confirmed. These costs totaled $109.3 million at December 31, 2024. Of this total, $47.8 million was associated with exploration wells and $61.5 million was associated with development wells. The Company anticipates that most of the $109.3 million associated with these wells in progress at December 31, 2024 will be transferred to the amortization base during 2025. Unproved and unevaluated property costs for exploration and development wells incurred in years prior to 2024 are costs related to the advanced preparation for wells that the Company intends to drill in the future.
NOTE 4 — LEASES
The Company determines if an arrangement is a lease at inception of the contract. If an arrangement is a lease, the present value of the related lease payments is recorded as a liability, and an equal amount is capitalized as a right of use asset on the Company’s consolidated balance sheets. The Company elected to include payments for non-lease components associated with certain leases when determining the present value of the lease payments. Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s estimated incremental borrowing rate, determined at the lease commencement date using the Company’s average secured borrowing rate, is used to calculate present value. The weighted average estimated incremental borrowing rates used for the year ended December 31, 2024 were 5.48% and 7.23% for operating leases and financing leases, respectively. For these purposes, the lease term includes options to extend the lease when it is reasonably certain that the Company will exercise such option. Leases with terms of 12 months or less at inception are not recorded on the consolidated balance sheets unless there is a significant cost to terminate the lease, including the cost of removal of the leased asset. As the Company is the responsible party under these arrangements, the Company records the resulting assets and liabilities on a gross basis in its consolidated balance sheets.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 4 — LEASES — Continued
The following table presents supplemental consolidated statement of income information related to lease expenses, on a gross basis, for the years ended December 31, 2024 and 2023, respectively (in thousands). Lease payments represent gross payments to vendors, which, for certain of the Company’s operating assets, are partially offset by amounts received from other working interest owners in the Company’s operated wells.

	Year Ended December 31,
	2024	2023
Operating leases
Lease operating	$30,141	$25,637
Plant and other midstream services	—	360
General and administrative	2,910	2,933
Total operating leases(1)	33,051	28,930
Short-term leases
Lease operating	46,770	27,252
Plant and other midstream services	11,110	5,590
General and administrative	54	63
Total short-term leases(2)(3)	57,934	32,905
Financing leases
Depreciation of assets	2,296	2,765
Interest on lease liabilities	607	410
Total financing leases	2,903	3,175
Total lease expense	$93,888	$65,010
_____________________
(1)     Does not include gross payments related to drilling rig leases of $87.8 million and $84.1 million for the years ended December 31, 2024 and 2023, respectively, that were capitalized and recorded in “Oil and natural gas properties, full-cost method” in the consolidated balance sheets at December 31, 2024 and 2023, respectively.
(2)    These costs are related to leases that are not recorded as right of use assets or lease liabilities in the consolidated balance sheets as they are short-term leases.
(3)    Does not include gross payments related to short-term drilling rig leases and other equipment rentals of $231.8 million and $159.7 million for the years ended December 31, 2024 and 2023, respectively, that were capitalized and recorded in “Oil and natural gas properties, full-cost method” in the consolidated balance sheets at December 31, 2024 and 2023, respectively.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 4 — LEASES — Continued
The following table presents supplemental consolidated balance sheet information related to leases as of December 31, 2024 and 2023, respectively (in thousands).

	December 31,
	2024	2023
Operating leases
Other long-term assets	$127,445	$44,404
Other current liabilities	$(57,924)	$(36,946)
Other long-term liabilities	(72,498)	(10,800)
Total operating lease liabilities	$(130,422)	$(47,746)

Financing leases
Other property and equipment, at cost	$12,783	$11,316
Accumulated depreciation	(9,532)	(7,236)
Net property and equipment	$3,251	$4,080
Other current liabilities	$(1,312)	$(1,254)
Other long-term liabilities	(1,021)	(869)
Total financing lease liabilities	$(2,333)	$(2,123)

The following table presents supplemental consolidated cash flow information related to lease payments for the years ended December 31, 2024 and 2023, respectively (in thousands).

	Year Ended December 31,
	2024	2023
Cash paid related to lease liabilities
Operating cash payments for operating leases	$37,155	$28,766
Investing cash payments for operating leases	$87,776	$84,065
Financing cash payments for financing leases	$1,257	$1,082

Right of use assets obtained in exchange for lease obligations entered into during the period
Operating leases	$207,279	$87,042
Financing leases	$1,467	$3,891
The following table presents the maturities of lease liabilities at December 31, 2024 (in years).

Weighted-Average Remaining Lease Term	December 31, 2024
Operating leases	7.4
Financing leases	1.8

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 4 — LEASES — Continued
The following table presents a schedule of future minimum lease payments required under all lease agreements as of December 31, 2024 (in thousands).

	December 31, 2024
	Operating Leases	Financing Leases
2025	$57,924	$1,312
2026	18,498	812
2027	12,397	365
2028	5,842	—
2029	5,318	—
Thereafter	61,694	—
Total lease payments	161,673	2,489
Less imputed interest	(31,251)	(156)
Total lease obligations	130,422	2,333
Less current obligations	(57,924)	(1,312)
Long-term lease obligations	$72,498	$1,021
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
The following table summarizes the changes in the Company’s asset retirement obligations for the years ended
December 31, 2024 and 2023 (in thousands).

	Year Ended December 31,
	2024	2023
Beginning asset retirement obligations	$92,090	$53,741
Liabilities incurred during period	7,538	6,944
Liabilities settled during period	(1,188)	(1,634)
Revisions in estimated cash flows	16,351	21,642
Acquisitions during the period	7,487	8,326
Divestitures during the period	(5,637)	(872)
Accretion expense	6,027	3,943
Ending asset retirement obligations	122,668	92,090
Less: current asset retirement obligations(1)	(8,431)	(4,605)
Long-term asset retirement obligations	$114,237	$87,485
__________________
(1)Included in “Accrued liabilities” in the Company’s consolidated balance sheets at December 31, 2024 and 2023.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022

NOTE 6 — BUSINESS COMBINATIONS AND DIVESTITURES
Business Combinations
Joint Venture
On December 18, 2024, the Company completed a transaction with Five Point Energy, LLC and its affiliates (“Five Point”) in which the Company contributed Pronto Midstream, LLC and its subsidiary (“Pronto”), a wholly-owned subsidiary of the Company, to San Mateo, and Five Point made a cash contribution to San Mateo of $171.5 million (the “Pronto Transaction”). In connection with the Pronto Transaction, the Company received a special distribution from San Mateo of approximately $219.8 million. In addition, the Company has the potential to earn up to $75.0 million in incentive payments from Five Point over a five-year period. San Mateo continues to be owned 51% by the Company and 49% by Five Point with Five Point’s interest in San Mateo being accounted for as a non-controlling interest.
Pronto owns and operates the Marlan Processing Plant, which has a designed inlet capacity of 60 MMcf of natural gas per day. Pronto is expanding the Marlan Processing Plant to add an additional plant with a designed inlet capacity of 200 MMcf of natural gas per day, which would increase the total capacity of the Marlan Processing Plant to 260 MMcf of natural gas per day.
In connection with the Pronto Transaction, the Company dedicated to Pronto its current and certain future leasehold interests in the Ranger and Antelope Ridge asset areas pursuant to 15-year, fixed fee natural gas gathering, compression, treating and processing agreements whereby Pronto will gather, compress, treat and process natural gas produced from the Company’s operated wells in northern Lea County, New Mexico. In addition, Pronto entered into certain agreements with Northwind Midstream Partners LLC (“Northwind”), an affiliate of Five Point, whereby Northwind will treat certain sour gas gathered and delivered by Pronto in northern Lea County, New Mexico. Under these agreements, Northwind will redeliver the treated sweet gas from Pronto and other third-party customers to Pronto for processing.
Ameredev Acquisition
On September 18, 2024, a wholly-owned subsidiary of the Company completed the acquisition (the “Ameredev Acquisition”) of Ameredev Stateline II, LLC (“Ameredev”) from affiliates of EnCap Investments L.P., including (i) certain oil and natural gas producing properties and undeveloped acreage located in Lea County, New Mexico and Loving and Winkler Counties, Texas, and (ii) an approximate 19% stake (the “Piñon Investment”) in the parent company of Piñon Midstream, LLC (“Piñon”). The Ameredev Acquisition had an effective date of June 1, 2024 and an aggregate as-adjusted closing purchase price of approximately $1.83 billion in cash, which amount is subject to customary post-closing adjustments. The purchase price for the Ameredev Acquisition was funded by a combination of cash on hand and borrowings under the Company’s Credit Agreement, which was amended on September 18, 2024 to, among other things: (i) provide for a term loan of $250.0 million, the full amount of which was borrowed to fund the Ameredev Acquisition, and (ii) increase the elected borrowing commitments under the revolving credit facility from $1.50 billion to $2.25 billion. On September 25, 2024, the Company completed the sale of $750.0 million in aggregate principal amount of the Company’s 6.25% senior unsecured notes due 2033 (the “2033 Notes”) and used the net proceeds to partially repay borrowings outstanding under the Credit Agreement, including all of the $250.0 million in outstanding borrowings under the term loan.
The Ameredev Acquisition was accounted for under the acquisition method of accounting as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC Topic 805”). Under ASC Topic 805, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values as of the respective acquisition date, with any excess purchase price allocated to goodwill. As the Company acquired 100% of the membership interests of Ameredev, the acquisition was treated as an asset acquisition for tax purposes. The Company concluded that the Piñon Investment was an equity method investment.
The preliminary allocation of the total purchase price for the Ameredev Acquisition is set forth below (in thousands). As of the date of this filing, the valuation of the Piñon Investment and certain working capital adjustments in connection with the final settlement remain ongoing and adjustments may be made. The Company expects to complete the final purchase price allocation during the 12-month period subsequent to the Ameredev Acquisition closing date.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 6 — BUSINESS COMBINATIONS AND DIVESTITURES — Continued

Consideration	Allocation
Cash consideration given	$1,831,214
Allocation of purchase price
Current assets	$51,314
Oil and natural gas properties
Evaluated	1,316,532
Unproved and unevaluated	312,904
Midstream assets	117,762
Equity method investment	118,407
Current liabilities	(79,372)
Asset retirement obligations	(6,333)
Net assets acquired	$1,831,214
The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair value of evaluated oil and natural gas properties and asset retirement obligations were measured using the discounted cash flow technique of valuation.
Significant inputs to the valuation of oil and natural gas properties include estimates of: (i) future production volumes, (ii) future commodity prices and (iii) recent market comparable transactions for unproved acreage. These inputs require significant judgments and estimates and are the most sensitive and subject to change.
The results of operations for the Ameredev Acquisition since the closing date have been included in the Company’s consolidated financial statements for the year ended December 31, 2024. The oil and natural gas production from Ameredev increased the Company’s revenues and net income for the period from September 18, 2024 through December 31, 2024 by $118.0 million and $34.8 million, respectively.
Pro Forma Information
The following unaudited pro forma financial information represents a summary of the condensed consolidated results of operations for the years ended December 31, 2024 and 2023, assuming the Ameredev Acquisition had been completed as of January 1, 2023. The pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations or the consolidated financial position of the Company would have been had the Ameredev Acquisition occurred on the dates noted above, nor is it necessarily indicative of the future results of operations or consolidated financial position of the Company. Future results may vary significantly from the results reflected because of various factors.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
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

	Year Ended December 31,
	2024	2023
	(In thousands, except per share data)
Total revenue	$3,778,470	$3,371,170
Net income attributable to Matador Resources Company shareholders	$869,987	$841,591

Earnings per share:
Basic	$7.04	$7.06
Diluted	$7.01	$7.01
Q1 2024 Acquisition
On February 15, 2024, a wholly-owned subsidiary of the Company acquired oil and natural gas producing properties and undeveloped acreage located in Lea County, New Mexico (the “Q1 2024 Acquisition”). The Q1 2024 Acquisition had an effective date of October 1, 2023 and consideration for the acquisition consisted of an amount in cash equal to approximately $154.8 million.
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
The final allocation of the total purchase price for the Q1 2024 Acquisition is set forth below (in thousands).

Consideration	Allocation
Cash consideration given	$154,821
Allocation of purchase price
Current assets	$3,358
Oil and natural gas properties
Evaluated	45,778
Unproved and unevaluated	106,839
Asset retirement obligations	(1,154)
Net assets acquired	$154,821
The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair value of evaluated oil and natural gas properties and asset retirement obligations were measured using the discounted cash flow technique of valuation.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 6 — BUSINESS COMBINATIONS AND DIVESTITURES — Continued
Significant inputs to the valuation of oil and natural gas properties include estimates of: (i) future production volumes, (ii) future commodity prices and (iii) recent market comparable transactions for unproved acreage. These inputs require significant judgments and estimates and are the most sensitive and subject to change.
The results of operations for the Q1 2024 Acquisition since the closing date have been included in the Company’s consolidated financial statements for the year ended December 31, 2024. The pro forma impact of this business combination to revenues and net income for 2024 and 2023 would not be material to the Company’s 2024 or 2023 revenues and net income as reported.
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

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 6 — BUSINESS COMBINATIONS AND DIVESTITURES — Continued
The final allocation of the total purchase price for the Advance Acquisition is set forth below (in thousands).

Consideration given	Allocation
Cash	$1,676,132
Working capital adjustments	(4,060)
Fair value of Contingent Consideration at April 12, 2023	21,151
Total consideration given	$1,693,223
Allocation of purchase price
Current assets	$79,287
Oil and natural gas properties
Evaluated	1,418,668
Unproved and unevaluated	213,835
Midstream assets	63,644
Current liabilities	(73,885)
Asset retirement obligations	(8,326)
Net assets acquired	$1,693,223
The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair value of oil and natural gas properties and asset retirement obligations were measured using the discounted cash flow technique of valuation.
Significant inputs to the valuation of oil and natural gas properties include estimates of: (i) future production volumes, (ii) expected operating and development costs, (iii) future commodity prices, (iv) recent market comparable transactions for unproved acreage and (v) a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates and are the most sensitive and subject to change.
Divestitures
During 2024 and 2023, the Company converted approximately $12.4 million and $0.7 million, respectively, of non-core assets to cash. These properties were primarily located in South Texas and Northwest Louisiana.
On October 28, 2024, Piñon was acquired by an affiliate of Enterprise Products Partners L.P. The Company received $113.6 million from the sale of Piñon during the fourth quarter of 2024 and used these proceeds to reduce borrowings under the Credit Agreement. The Company currently expects to receive an additional $4.8 million from the sale of Piñon in the first half of 2025.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 7 — DEBT

The components of debt, including the effects of issuance costs and discounts, net as of December 31, 2024 and 2023, are set forth below (in thousands).

	December 31,
	2024	2023
Revolving credit agreements:
Credit Agreement due 2029	$595,500	$500,000
San Mateo Credit Facility due 2029	615,000	522,000
Senior unsecured notes:
5.875% senior notes due 2026	—	699,191
6.875% senior notes due 2028	500,000	500,000
6.500% senior notes due 2032	900,000	—
6.250% senior notes due 2033	750,000	—
Issuance costs and discounts, net	(35,092)	(14,564)
Total senior unsecured notes payable	2,114,908	1,184,627
Total long-term debt	$3,325,408	$2,206,627

Credit Agreements
MRC Energy Company
On November 18, 2021, the Company entered into its Fourth Amended and Restated Credit Agreement with the lenders party thereto, then led by Truist Bank as administrative agent. MRC Energy Company (“MRC”), a subsidiary of Matador that directly or indirectly holds the ownership interests in the Company’s other operating subsidiaries, other than its less-than-wholly-owned subsidiaries, is the borrower under the Credit Agreement. Borrowings are secured by mortgages on at least 85% of MRC’s and the Restricted Subsidiaries’ (as defined in the Credit Agreement) proved oil and natural gas properties and by the equity interests of certain of MRC’s wholly-owned subsidiaries, which are also guarantors. San Mateo is not a guarantor of the Credit Agreement. In addition, all obligations under the Credit Agreement are guaranteed by Matador, the parent corporation. Various commodity hedging agreements with certain of the lenders under the Credit Agreement (or affiliates thereof) are also secured by the collateral of and guaranteed by certain eligible subsidiaries of MRC. The outstanding borrowings under the Credit Agreement mature on March 22, 2029 or, if earlier, the date that is up to 180 days prior to the earliest stated redemption date of any senior notes of the Company if unused availability under the revolving credit facility on such date is less than 20% of the aggregate revolving commitments, on a pro forma basis after giving effect to the repayment of such senior notes.
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
On September 18, 2024, the Company and its lenders entered into an amendment to the Fourth Amended and Restated Credit Agreement, which amended the Credit Agreement to, among other things: (i) provide for a term loan of $250.0 million, the full amount of which was borrowed to fund the Ameredev Acquisition, and (ii) increase the elected borrowing commitments under the revolving credit facility from $1.50 billion to $2.25 billion. On September 25, 2024, the Company completed the sale of $750.0 million in aggregate principal amount of the 2033 Notes and used the proceeds to partially repay borrowings under the Credit Agreement, including all of the $250.0 million in outstanding borrowings under the term loan.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 7 — DEBT — Continued
On November 21, 2024, the Company received notice from PNC Bank, National Association, as administrative agent under the Credit Agreement, that the lenders under the Credit Agreement completed their scheduled semi-annual review of the Company’s proved oil and natural gas reserves and unanimously determined to increase the borrowing base from $2.50 billion to $3.25 billion. The Company chose to maintain the elected borrowing commitments at $2.25 billion.
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
Total deferred loan costs were $28.2 million at December 31, 2024, and these costs are being amortized over the term of the Credit Agreement. At December 31, 2024, the Company had $595.5 million in borrowings outstanding under the Credit Agreement and approximately $52.9 million in outstanding letters of credit issued pursuant to the Credit Agreement. The Company’s effective interest rate under the Credit Agreement was 6.19% at December 31, 2024.
The applicable interest rate margin for borrowings under the Credit Agreement ranges from 1.75% to 2.75% for borrowings bearing interest with reference to the Adjusted Term SOFR Rate (as defined in the Credit Agreement) and from 0.75% to 1.75% for borrowings bearing interest with reference to the Alternate Base Rate (as defined in the Credit Agreement), in each case depending on the level of borrowings under the Credit Agreement. In addition, the Adjusted Term SOFR Rate includes a credit spread adjustment of 0.10% for all interest periods. The interest period for Adjusted Term SOFR Rate borrowings may be one, three or six months as designated by MRC. If MRC has outstanding borrowings under the Credit Agreement and interest rates increase, so will MRC’s interest costs, which may have a material adverse effect on the Company’s results of operations and financial condition.
A commitment fee of 0.375% to 0.50%, depending on the level of borrowings under the Credit Agreement, is also paid quarterly in arrears. The Company includes this commitment fee, any amortization of deferred financing costs (including origination, borrowing base increase and amendment fees) and annual agency fees, if any, as interest expense and in its interest rate calculations and related disclosures. The Credit Agreement requires the Company to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities of debt, of not less than 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to the greater of $150 million or 10% of the elected borrowing commitments of unrestricted cash and cash equivalents) divided by a rolling four quarter EBITDA calculation, of 3.50 or less at the end of each fiscal quarter.
Subject to certain exceptions, the Credit Agreement contains various covenants that limit MRC’s and its Restricted Subsidiaries’ (as defined in the Credit Agreement) ability to take certain actions, including the following:
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
If an event of default exists under the Credit Agreement, the lenders will be able to terminate their commitments, accelerate the maturity of the borrowings and exercise other rights and remedies. Events of default include the following:
•failure to pay any principal on the outstanding borrowings when due or any interest on the outstanding borrowings, any reimbursement obligation under any letter of credit or any fees or other amounts within certain grace periods;

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 7 — DEBT — Continued
•failure to perform or otherwise comply with the covenants and obligations in the Credit Agreement or other loan documents, subject, in certain instances, to certain grace periods;
•bankruptcy or insolvency events involving the Company or any of the Restricted Subsidiaries; and
•a change of control, as defined in the Credit Agreement.
The Company believes that it was in compliance with the terms of the Credit Agreement at December 31, 2024.
San Mateo Midstream, LLC
On December 19, 2018, San Mateo entered into a secured revolving credit facility (the “San Mateo Credit Facility”) with the lenders party thereto, currently led by Truist Bank as administrative agent. On November 26, 2024, San Mateo and its lenders entered into an amendment to the San Mateo Credit Facility to, among other things: (i) extend the maturity date of the facility from December 9, 2026 to November 26, 2029, (ii) increase the lender commitments from $535.0 million to $800.0 million and (iii) add six new banks to San Mateo’s lending group. The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments to up to $1.05 billion. The San Mateo Credit Facility is non-recourse with respect to Matador and its other subsidiaries, but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property.
Total deferred loan costs were $8.9 million at December 31, 2024, and these costs are being amortized over the term of the San Mateo Credit Facility. San Mateo’s effective interest rate under the San Mateo Credit Facility was 6.44% at December 31, 2024. At December 31, 2024, San Mateo had $615.0 million in borrowings outstanding under the San Mateo Credit Facility and $9.0 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The outstanding borrowings under the San Mateo Credit Facility mature on November 26, 2029.
Borrowings under the San Mateo Credit Facility may be in the form of a base rate loan or an Adjusted Term SOFR Rate loan. If San Mateo borrows funds as a base rate loan, such borrowings will bear interest at a rate equal to the greatest of (i) the prime rate for such day, (ii) the Federal Funds Effective Rate (as defined in the San Mateo Credit Facility) on such day, plus 0.50%, and (iii) the Adjusted Term SOFR Rate (as defined in the San Mateo Credit Facility) for a one month tenor plus 1.0%, plus, in each case, an amount ranging from 1.00% to 2.00% depending on San Mateo’s Consolidated Total Leverage Ratio (as defined in the San Mateo Credit Facility). If San Mateo borrows funds as an Adjusted Term SOFR Rate loan, such borrowings will bear interest at a rate equal to (x) the Adjusted Term SOFR Rate for the chosen interest period plus (y) an amount ranging from 2.00% to 3.00% depending on San Mateo’s Consolidated Total Leverage Ratio. If San Mateo has outstanding borrowings under the San Mateo Credit Facility and interest rates increase, so will San Mateo’s interest costs, which may have a material adverse effect on San Mateo’s results of operations and financial condition.
A commitment fee of 0.30% to 0.50%, depending on San Mateo’s Consolidated Total Leverage Ratio, is also paid quarterly in arrears. The Company includes this commitment fee, any amortization of deferred financing costs (including origination and amendment fees) and annual agency fees, if any, as interest expense and in its interest rate calculations and related disclosures. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s debt to EBITDA ratio is greater than 4.50 or San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility.
Subject to certain exceptions, the San Mateo Credit Facility contains various covenants that limit San Mateo’s and its restricted subsidiaries’ ability to take certain actions, including the following:
•incur indebtedness or grant liens on any of San Mateo’s assets;
•enter into hedging agreements;
•declare or pay dividends, distributions or redemptions;
•merge or consolidate;
•make any loans or investments;
•engage in transactions with affiliates;

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 7 — DEBT — Continued
•engage in certain asset dispositions, including a sale of all or substantially all of San Mateo’s assets; and
•issue equity interests in San Mateo or its restricted subsidiaries.
If an event of default exists under the San Mateo Credit Facility, the lenders will be able to terminate their commitments, accelerate the maturity of the borrowings and exercise other rights and remedies. Events of default include the following:
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
The Company believes that San Mateo was in compliance with the terms of the San Mateo Credit Facility at December 31, 2024.
Senior Unsecured Notes
2026 Notes Tender Offer and Redemption
On April 2 and April 4, 2024, the Company completed the repurchase of an aggregate principal amount of approximately $556.3 million of the $699.2 million of outstanding senior notes due 2026 (the “2026 Notes”) pursuant to the Company’s cash tender offer for the 2026 Notes announced on March 26, 2024 (the “2026 Notes Tender Offer”). On April 2, 2024, the Company exercised its optional right, under the indenture governing the 2026 Notes, to redeem the remaining aggregate principal amount of approximately $142.9 million of 2026 Notes outstanding on September 15, 2024 (the “2026 Notes Redemption”) and, in connection therewith, to satisfy and discharge the Company’s obligations under such indenture with respect to the 2026 Notes. In connection with the 2026 Notes Tender Offer and 2026 Notes Redemption, the Company incurred a loss of approximately $3.0 million included in interest expense for the year ended December 31, 2024.
2028 Notes
At December 31, 2024, the Company had $500.0 million in aggregate principal amount of senior unsecured notes due 2028 (the “2028 Notes”), which have a 6.875% coupon rate and mature on April 15, 2028. Interest on the 2028 Notes is payable semi-annually in arrears on each April 15 and October 15. The 2028 Notes are jointly and severally guaranteed on a senior unsecured basis by certain subsidiaries of the Company (the “Guarantors”). San Mateo is not a Restricted Subsidiary (as defined in the indenture governing the 2028 Notes (the “2028 Notes Indenture”)) or Guarantor of the 2028 Notes.
At any time prior to April 15, 2025, the Company may redeem up to 35% in aggregate principal amount of 2028 Notes at a redemption price of 106.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, in an amount not greater than the net proceeds of certain equity offerings, so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the 2028 Notes remains outstanding after such redemption. In addition, at any time prior to April 15, 2025, the Company may redeem all or part of the 2028 Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest, if any, to the applicable redemption date.
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

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 7 — DEBT — Continued
Subject to certain exceptions, the 2028 Notes Indenture contains various covenants that limit the Company’s and its Restricted Subsidiaries’ ability to take certain actions, including the following:
•incur additional indebtedness;
•sell assets;
•pay dividends or make certain investments;
•create liens that secure indebtedness;
•enter into transactions with affiliates; and
•merge or consolidate with another company.
In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to Matador, any Restricted Subsidiary (as defined in the 2028 Notes Indenture) that is a Significant Subsidiary (as defined in the 2028 Notes Indenture) or any group of Restricted Subsidiaries that, taken together, would constitute a Significant Subsidiary, all outstanding 2028 Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding 2028 Notes may declare all the 2028 Notes to be due and payable immediately. Events of default include the following:
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
2032 Notes
On April 2, 2024, the Company completed the sale of $900.0 million in aggregate principal amount of senior unsecured notes due 2032 (the “2032 Notes”), which have a 6.50% coupon rate and mature on April 15, 2032. Interest on the 2032 Notes is payable in arrears on each April 15 and October 15. The 2032 Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantors. San Mateo is not a Restricted Subsidiary (as defined in the indenture governing the 2032 Notes (the “2032 Notes Indenture”)) or Guarantor of the 2032 Notes.
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
December 31, 2024, 2023 and 2022
NOTE 7 — DEBT — Continued
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

Subject to certain exceptions, the 2032 Notes Indenture contains various covenants that limit the Company’s and its Restricted Subsidiaries’ ability to take certain actions, including the following:
•incur additional indebtedness;
•sell assets;
•pay dividends or make certain investments;
•create liens that secure indebtedness;
•enter into transactions with affiliates; and
•merge or consolidate with another company.
In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to Matador, any Restricted Subsidiary (as defined in the 2032 Notes Indenture) that is a Significant Subsidiary (as defined in the 2032 Notes Indenture) or any group of Restricted Subsidiaries that, taken together, would constitute a Significant Subsidiary, all outstanding 2032 Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding 2032 Notes may declare all the 2032 Notes to be due and payable immediately. Events of default include the following:
•default for 30 days in the payment when due of interest on the 2032 Notes;
•default in the payment when due of the principal of, or premium, if any, on the 2032 Notes;
•failure by the Company to comply with its obligations to offer to purchase or purchase 2032 Notes pursuant to the change of control or asset sale covenants of the 2032 Notes Indenture or to comply with the covenant relating to mergers;
•failure by the Company for 180 days after notice to comply with its reporting obligations under the 2032 Notes Indenture;
•failure by the Company for 60 days after notice to comply with any of the other agreements in the 2032 Notes Indenture;
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

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 7 — DEBT — Continued
2033 Notes
On September 25, 2024, the Company completed the sale of $750.0 million in aggregate principal amount of the 2033 Notes, which have a 6.25% coupon rate and mature on April 15, 2033. Interest on the 2033 Notes is payable in arrears on each April 15 and October 15. The first interest payment date for the 2033 Notes will be April 15, 2025. The 2033 Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantors. San Mateo is not a Restricted Subsidiary (as defined in the indenture governing the 2033 Notes (the “2033 Notes Indenture”)) or Guarantor of the 2033 Notes.
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
Subject to certain exceptions, the 2033 Notes Indenture contains various covenants that limit the Company’s and its Restricted Subsidiaries’ ability to take certain actions, including the following:
•incur additional indebtedness;
•sell assets;
•pay dividends or make certain investments;
•create liens that secure indebtedness;
•enter into transactions with affiliates; and
•merge or consolidate with another company.
In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to Matador, any Restricted Subsidiary (as defined in the 2033 Notes Indenture) that is a Significant Subsidiary (as defined in the 2033 Notes Indenture) or any group of Restricted Subsidiaries that, taken together, would constitute a Significant Subsidiary, all outstanding 2033 Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding 2033 Notes may declare all the 2033 Notes to be due and payable immediately. Events of default include the following:
•default for 30 days in the payment when due of interest on the 2033 Notes;
•default in the payment when due of the principal of, or premium, if any, on the 2033 Notes;
•failure by the Company to comply with its obligations to offer to purchase or purchase 2032 Notes pursuant to the change of control or asset sale covenants of the 2033 Notes Indenture or to comply with the covenant relating to mergers;
•failure by the Company for 180 days after notice to comply with its reporting obligations under the 2033 Notes Indenture;
•failure by the Company for 60 days after notice to comply with any of the other agreements in the 2033 Notes Indenture;
•payment defaults and accelerations with respect to other indebtedness of the Company and its Restricted Subsidiaries in the aggregate principal amount of $100.0 million or more;

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 7 — DEBT — Continued
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
NOTE 8 — INCOME TAXES
Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company’s net deferred tax position as of December 31, 2024 and 2023 is as follows (in thousands).

	December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$14,338	$14,387
Compensation	16,562	13,303
Research and experimental tax credits, net of reserve	1,117	12,638
Lease liabilities	31,843	9,723
Interest expense carryforward	15,891	170
Other	1,677	281
Total deferred tax assets	81,428	50,502
Valuation allowance on deferred tax assets	(11,957)	(12,556)
Total deferred tax assets, net of valuation allowance	69,471	37,946
Deferred tax liabilities
Property and equipment	(802,186)	(534,538)
Less than wholly-owned subsidiaries	(75,580)	(71,735)
Lease right of use assets	(31,843)	(9,723)
Unrealized gain on derivatives	(4,039)	(676)
Other	(3,489)	(2,713)
Total deferred tax liabilities	(917,137)	(619,385)
Net deferred tax liabilities	$(847,666)	$(581,439)
The current income tax provision and the deferred income tax provision for the years ended December 31, 2024, 2023 and 2022 were comprised of the following (in thousands).

	Year Ended December 31,
	2024	2023	2022
Current income tax provision
Federal income tax	$21,296	$1,554	$31,335
State income tax	5,763	12,368	23,542
Net current income tax provision	$27,059	$13,922	$54,877
Deferred income tax provision
Federal income tax	$221,356	$145,711	$302,486
State income tax	43,949	26,393	41,994
Net deferred income tax provision	$265,305	$172,104	$344,480

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 8 — INCOME TAXES — Continued
Reconciliations of the tax expense computed at the statutory federal rate to the Company’s total income tax provision for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands).

	Year Ended December 31,
	2024	2023	2022
Federal tax expense at statutory rate(1)	$265,379	$230,241	$353,992
State income tax expense	47,242	38,525	59,870
Permanent differences	(3,931)	3,558	(84)
Non-controlling interest in subsidiaries	(18,064)	(13,500)	(15,143)
Research and experimental tax credits	3,338	(109,368)	—
Change in reserve on uncertain tax positions	(1,001)	35,336	—
Change in state valuation allowance	(599)	1,234	722
Total income tax provision	$292,364	$186,026	$399,357
__________________
(1)The statutory federal tax rate was 21% for the years ended December 31, 2024, 2023 and 2022.
The Company files a United States federal income tax return and several state tax returns, a number of which remain open for examination. The earliest tax year open for examination for the federal, the State of New Mexico and the State of Louisiana tax returns is 2021. The earliest tax year open for examination for the State of Texas tax return is 2020.
As of December 31, 2024 and 2023, the Company had unrecognized tax benefits (“UTBs”) of $34.3 million and $35.3 million, respectively, as a result of research and experimental expenditures, which would reduce the Company’s effective tax rate in future periods if and when realized. There were no UTBs as of December 31, 2022. As of December 31, 2024 and 2023, $31.1 million and $27.0 million, respectively, of the Company’s UTBs were recorded as other long-term liabilities on the consolidated balance sheets. Although the Company does not anticipate a material change in UTBs within the next 12 months, the timing as to when the Company will substantially resolve the uncertainties associated with the UTBs is unknown.
A reconciliation of UTBs for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands).

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$35,336	$—	$—
Additions for tax positions of current period	2,745	35,336	—
Adjustment for tax positions of prior periods	(3,746)	—	—
Balance at end of period(1)	$34,335	$35,336	$—
__________________
(1)At December 31, 2024, the UTBs related to the U.S. federal and state of Texas jurisdictions were $30.2 million and $4.1 million, respectively. At December 31, 2023, the UTBs related to the U.S. federal and state of Texas jurisdictions were $30.7 million and $4.6 million, respectively.
NOTE 9 — STOCK-BASED COMPENSATION
In 2012, the Company’s Board adopted and shareholders approved the 2012 Incentive Plan. The 2012 Incentive Plan provided for a maximum of 8,700,000 shares of common stock in the aggregate that could be issued pursuant to options, restricted stock, stock appreciation rights, restricted stock units or other performance award grants.
In 2019, the Board adopted and shareholders approved the 2019 Incentive Plan. In 2022, the Board adopted and shareholders approved the first amendment to the 2019 Incentive Plan authorizing an additional 3,725,000 shares of common stock for issuance to employees, directors, contractors or advisors of the Company. As of December 31, 2024, the 2019 Incentive Plan provided for a maximum of 3,959,799 shares of common stock in the aggregate that may be issued pursuant to grants of options, restricted stock, stock appreciation rights, restricted stock units or other performance award grants. The persons eligible to receive awards under the 2019 Incentive Plan include employees, directors, contractors or advisors of the Company. The primary purpose of the 2019 Incentive Plan is to attract and retain key employees, directors, contractors or advisors of the Company. With the adoption of the 2019 Incentive Plan, the Company does not expect to make any future

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 9 — STOCK-BASED COMPENSATION — Continued
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
During the years ended December 31, 2024, 2023 and 2022, the Company granted both equity-based and liability-based awards under the 2019 Incentive Plan. The fair value of equity-based awards is fixed at the grant date, while the fair value of liability-based awards is remeasured at each reporting period.
In 2022, the Board adopted and shareholders approved an Employee Stock Purchase Plan (the “ESPP”), which authorizes a maximum of 4.0 million shares of common stock to be purchased. The purpose of the ESPP is to encourage and enable the Company’s eligible employees to acquire an interest in the Company through the ownership of common stock. At December 31, 2024, the Company had 3,891,108 remaining shares available for issuance under the ESPP.
Service-Based Restricted Stock, Restricted Stock Units and Common Stock
The Company has granted stock, restricted stock and restricted stock unit awards to employees, consultants, outside directors and advisors of the Company under the LTIPs. The stock and restricted stock are issued upon grant, with the restrictions, if any, being removed upon vesting. The equity-based restricted stock units are issued upon vesting, unless the recipient makes an election to defer issuance for a set term after vesting. Liability-based restricted stock units are settled in cash upon vesting. Restricted stock and restricted stock units granted in 2024, 2023 and 2022 were service-based awards, which will settle in cash or equity, and vest over a one-year to three-year period. Performance-based restricted stock units granted in 2024 and 2023 vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year periods ending December 31, 2026 and 2025, respectively, as compared to a designated peer group, and will be settled in equity.
Equity-Based
A summary of the non-vested equity-based restricted stock and restricted stock units as of December 31, 2024 is presented below (in thousands, except fair value).

	Restricted Stock		Restricted Stock Units
	Service Based		Service Based		Performance Based
Non-vested restricted stock and restricted stock units	Shares	Weighted average fair value	Shares	Weighted average fair value	Shares	Weighted average fair value
Non-vested at December 31, 2023	596	$47.31	24	$51.50	356	$73.82
Granted	383	$52.69	24	$58.90	230	$66.11
Vested(1)	(256)	$44.47	(25)	$51.60	—	$—
Forfeited	(22)	$48.53	—	$—	(85)	$71.66
Non-vested at December 31, 2024	701	$51.26	23	$59.21	501	$70.65
__________________
(1)On January 8, 2025 upon certification by the Board, 179,074 of the performance-based awards that were granted in 2022 vested. The vested units earned 172% for each vested award representing 307,992 aggregate shares of common stock, which were issued on January 8, 2025.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 9 — STOCK-BASED COMPENSATION — Continued
Liability-Based
A summary of the non-vested liability-based restricted stock units as of December 31, 2024 is presented below (in thousands).

Non-vested restricted stock units	Shares
Non-vested at December 31, 2023	465
Granted	344
Vested	(223)
Forfeited	(92)
Non-vested at December 31, 2024	494
During the years ended December 31, 2024, 2023 and 2022, the Company settled 222,948, 378,852 and 587,251 liability-based awards, respectively, for $13.4 million, $20.5 million and $30.8 million in cash, respectively.
At December 31, 2024, the aggregate intrinsic value for the restricted stock and restricted stock units outstanding was $95.2 million, of which $27.4 million is expected to be settled in cash as calculated based on the maximum number of shares of restricted stock units vesting, based on the closing price of Matador’s common stock on the appropriate date under the LTIPs.
At December 31, 2024, the total remaining unrecognized compensation expense related to unvested restricted stock and restricted stock units was approximately $55.9 million, of which $18.3 million is expected to be settled in cash, based on the closing price of Matador’s common stock on the appropriate date under the LTIPs. The weighted average remaining requisite service period (vesting period) of all non-vested restricted stock and restricted stock units was 1.9 years.
The fair value of restricted stock and restricted stock units vested during 2024, 2023 and 2022 was $29.4 million, $64.8 million and $99.6 million, respectively.
Summary
During the years ended December 31, 2024, 2023 and 2022, the total expense attributable to restricted stock and restricted stock units was $37.3 million, $33.0 million and $51.6 million, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company capitalized $11.8 million, $7.4 million and $5.0 million, respectively, related to stock-based compensation and expensed the remaining $25.5 million, $25.6 million and $47.1 million, respectively.
The total tax benefit recognized for all stock-based compensation was $8.0 million, $7.0 million and $11.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
NOTE 10 — EMPLOYEE BENEFIT PLANS
401(k) Plan
All full-time Company employees are eligible to join the Company’s defined contribution retirement plan the first day of the calendar month immediately following their date of employment. Each employee may contribute up to the maximum allowable under the Internal Revenue Code. Each year, the Company makes a contribution to the plan that equals 3% of the employee’s annual compensation, up to the maximum allowable under the Internal Revenue Code, referred to as the Employer’s Safe Harbor Non-Elective Contribution, which totaled $2.6 million, $2.2 million and $1.8 million in 2024, 2023 and 2022, respectively. In addition, each year, the Company may make a discretionary matching contribution, as well as additional contributions. The Company’s discretionary matching contributions totaled $3.3 million, $2.8 million and $2.3 million in 2024, 2023 and 2022, respectively. The Company made no additional contributions in any reporting period presented.
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

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 11 — EQUITY— Continued

Common Stock Dividend
The Board declared a quarterly cash dividend of $0.20 per share of common stock in each of the first, second and third quarters of 2024. The first quarter dividend, which totaled $23.9 million, was paid on March 13, 2024 to shareholders of record as of February 23, 2024. The second quarter dividend, which totaled $24.9 million, was paid on June 7, 2024 to shareholders of record as of May 17, 2024. The third quarter dividend, which totaled $24.9 million, was paid on September 5, 2024 to shareholders of record as of August 15, 2024. On October 16, 2024, the Board amended the Company’s dividend policy to increase the quarterly dividend to $0.25 per share of common stock for future dividend payments and also declared a quarterly cash dividend of $0.25 per share of common stock. The fourth quarter dividend, which totaled $31.3 million, was paid on December 6, 2024 to shareholders of record as of November 15, 2024.
The Board declared a quarterly cash dividend of $0.15 per share of common stock in each of the first three quarters of 2023 and the Board declared a quarterly cash dividend of $0.20 per share of common stock in the fourth quarter of 2023.
Total cash dividends declared and paid totaled $104.9 million and $77.2 million, respectively, during the years ended December 31, 2024 and 2023.
On February 18, 2025, the Board amended the Company’s dividend policy to increase the quarterly dividend to $0.3125 per share of common stock for future dividend payments and declared a quarterly cash dividend of $0.3125 per share of common stock payable on March 14, 2025 to shareholders of record as of February 28, 2025.
Treasury Stock
On October 17, 2024, October 19, 2023 and October 20, 2022, Matador’s Board canceled all of the shares of treasury stock outstanding as of September 30, 2024, 2023 and 2022, respectively. These shares were restored to the status of authorized but unissued shares of common stock of the Company.
The shares of treasury stock outstanding at December 31, 2024, 2023 and 2022 represent forfeitures of non-vested restricted stock awards and forfeitures of fully vested restricted stock awards due to net share settlements with employees.
Preferred Stock
The Company’s Amended and Restated Certificate of Formation authorizes 2,000,000 shares of preferred stock. Before any such shares are issued, the Board shall fix and determine the designations, preferences, limitations and relative rights, including voting rights of the shares of each such series.
San Mateo Distributions and Contributions
During the years ended December 31, 2024, 2023 and 2022, San Mateo distributed $321.2 million, $81.4 million and $89.5 million, respectively, to the Company and $97.5 million, $78.3 million and $86.0 million, respectively, to Five Point, the Company’s joint venture partner in San Mateo.
During the years ended December 31, 2024 and 2023, the Company contributed $19.9 million and $25.5 million, respectively, and Five Point contributed $190.6 million and $24.5 million, respectively, of cash to San Mateo. During the year ended December 31, 2022, neither the Company nor Five Point contributed cash to San Mateo.
San Mateo’s 2024 distributions to the Company included a special distribution of approximately $219.8 million, of which $171.5 million represented a special contribution by Five Point recorded within the Company’s statement of changes in shareholders’ equity in connection with the Pronto Transaction. San Mateo’s remaining special distribution to the Company of $48.3 million represented a reimbursement of certain capital expenditures for the Marlan Processing Plant expansion that were previously funded by Matador. See Note 6 for additional details.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 11 — EQUITY— Continued

Performance Incentives
As part of the joint venture with Five Point, the Company has had the potential to earn three different sets of performance incentives. These performance incentives are recorded as additional contributions related to the formation of San Mateo as they are received. Beginning in 2017, the Company had the potential to earn up to $73.5 million in performance incentives related to the Company’s performance in its Rustler Breaks asset area in Eddy County and the Wolf portion of its West Texas asset area in Loving County over a five-year period, which in October 2020 was extended by an additional year to January 31, 2023. Through January 31, 2023, the Company had earned all of the potential $73.5 million in performance incentives. Five Point paid the Company $14.7 million in performance incentives in each of the first quarters of 2018, 2019, 2020, 2021 and 2023. Beginning in 2019, the Company had the potential to earn up to $150.0 million in additional performance incentives in its Stebbins area and surrounding leaseholds in the southern portion of its Arrowhead asset area (the “Greater Stebbins Area”) and Stateline asset area through mid-2024. Through September 30, 2024, the Company earned $108.2 million of these performance incentives.
In connection with the Pronto Transaction, the Company has the potential to earn up to $75.0 million in additional incentive payments from Five Point over a five-year period, of which $1.3 million was paid by Five Point during the fourth quarter of 2024.
During the years ended December 31, 2024 and 2023, Five Point paid the Company $23.8 million and $38.2 million, respectively, in performance incentives. These performance incentives are recorded when received, net of the $5.0 million and $8.0 million deferred tax impact to Matador for the years ended December 31, 2024 and 2023, respectively, in “Additional paid-in-capital” in the Company’s consolidated balance sheets.
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
At December 31, 2024, the Company had various costless collar contracts open and in place to mitigate its exposure to oil price volatility, each with an established price floor and ceiling. At December 31, 2024, the Company had natural gas basis differential swap contracts open and in place to mitigate its exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price. The Company had no open contracts associated with NGL prices at December 31, 2024.
The following is a summary of the Company’s open costless collar contracts at December 31, 2024.

Commodity	Calculation Period	Notional Quantity (Bbl)	Weighted Average Price Floor (Bbl)	Weighted Average Price Ceiling (Bbl)	Fair Value of Asset (Liability) (thousands)
Oil Costless Collar	01/01/2025 - 06/30/2025	8,145,000	$60.00	86.26	$3,676
Total open costless collar contracts					$3,676

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
The following is a summary of the Company’s open basis differential swap contracts at December 31, 2024.

		Notional Quantity (MMBtu)	Fixed Price ($/MMBtu)	Fair Value of Asset (Liability) (thousands)

Commodity	Calculation Period
Natural Gas Basis Differential	01/01/2025 - 12/31/2025	10,950,000	$(0.59)	12,292
Total open basis differential swap contracts				$12,292
The Company’s derivative financial instruments are subject to master netting arrangements, and the Company’s counterparties allow for cross-commodity master netting provided the settlement dates for the commodities are the same. The Company does not present different types of commodities with the same counterparty on a net basis in its consolidated balance sheets.
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the consolidated balance sheets as of December 31, 2024 and December 31, 2023 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the consolidated balance sheets	Net amounts presented in the consolidated balance sheets
December 31, 2024
Current assets	$19,899	$(3,931)	$15,968
Current liabilities	(3,931)	3,931	—
Total	$15,968	$—	$15,968
December 31, 2023
Current assets	$2,573	$(461)	$2,112
Other assets	1,743	(1,185)	558
Total	$4,316	$(1,646)	$2,670

The following table summarizes the location and aggregate gain (loss) of all derivative financial instruments recorded in the consolidated statements of income for the periods presented (in thousands).

		Year Ended December 31,
Type of Instrument	Location in Statements of Income	2024	2023	2022
Derivative Instrument
Oil	Revenues: Realized loss on derivatives	$—	$—	$(75,806)
Natural Gas	Revenues: Realized gain (loss) on derivatives	12,724	(9,575)	(81,677)
Realized gain (loss) on derivatives		12,724	(9,575)	(157,483)
Oil	Revenues: Unrealized gain on derivatives	3,676	—	14,727
Natural Gas	Revenues: Unrealized gain (loss) on derivatives	9,623	(1,261)	4,082
Unrealized gain (loss) on derivatives		13,299	(1,261)	18,809
Total		$26,023	$(10,836)	$(138,674)

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of December 31, 2024 and 2023 (in thousands).

	Fair Value Measurements at December 31, 2024 using
Description
	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil costless collars	$—	$3,676	$—	$3,676
Natural gas basis differential swaps	—	12,292	—	12,292
Total	$—	$15,968	$—	$15,968

	Fair Value Measurements at December 31, 2023 using
Description
	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Natural gas basis differential swaps	$—	$2,670	$—	$2,670
Total	$—	$2,670	$—	$2,670
Additional disclosures related to derivative financial instruments are provided in Note 12.
Other Fair Value Measurements
 At December 31, 2024 and 2023, the carrying values reported on the consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners and other current liabilities approximated their fair values due to their short-term maturities.
At December 31, 2024 and 2023, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
At December 31, 2024 and 2023, the fair value of the 2028 Notes was $505.4 million and $510.9 million, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
At December 31, 2024, the fair value of the 2032 Notes was $890.7 million based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 13 — FAIR VALUE MEASUREMENTS — Continued
At December 31, 2024, the fair value of the 2033 Notes was $730.6 million based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination, lease and well equipment inventory when the market value is determined to be lower than the cost of the inventory and other property and equipment that are reduced to fair value when they are impaired or held for sale. The Company recorded no impairment to its lease and well equipment inventory or other property and equipment in 2024 and 2023.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Produced Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and produced water from certain portions of its acreage for gathering, transportation, processing, fractionation, sales and disposal. The Company paid approximately $68.3 million and $51.5 million for deliveries under these agreements during the years ended December 31, 2024 and 2023, respectively. Certain of these agreements contain minimum volume commitments, including certain agreements with Northwind that were entered into in connection with the Pronto Transaction in 2024. See Note 6 for additional details. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at December 31, 2024, the total deficiencies required to be paid by the Company under these agreements would be approximately $692.6 million.
San Mateo Commitments
The Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area and acreage in the Greater Stebbins Area and the Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, the Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements (collectively with the transportation, gathering and produced water disposal agreements, the “Operational Agreements”). San Mateo provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments, including certain agreements with Pronto that were entered into in connection with the Pronto Transaction in 2024. See Note 6 for additional details. The remaining minimum contractual obligation under the Operational Agreements at December 31, 2024 was approximately $804.3 million.
Other Commitments
The Company does not own or operate its own drilling rigs, but instead enters into contracts with third parties for such drilling rigs. These contracts establish daily rates for the drilling rigs and the term of the Company’s commitment for the drilling services to be provided. The Company would incur a termination obligation if the Company elected to terminate a contract and if the drilling contractor were unable to secure replacement work for the contracted drilling rigs at the same daily rates being charged to the Company prior to the end of their respective contract terms. The Company’s undiscounted minimum outstanding aggregate termination obligations under its drilling rig contracts were approximately $20.4 million at December 31, 2024.
At December 31, 2024, the Company had outstanding commitments to participate in the drilling and completion of various non-operated wells. If all of these wells are drilled and completed as proposed, the Company’s undiscounted minimum outstanding aggregate commitments for its participation in these non-operated wells were approximately $60.8 million at December 31, 2024. The Company expects these costs to be incurred within the next year.
At December 31, 2024, San Mateo had outstanding midstream commitments of $67.7 million for the construction and installation of the Marlan Processing Plant expansion with a designed inlet processing capacity of 200 MMcf per day, including a nitrogen rejection unit and additional related facilities. The Company expects the majority of these costs to be incurred within the next year.
Legal Proceedings
The Company is a party to several legal proceedings encountered in the ordinary course of its business. While the ultimate outcome and impact to the Company cannot be predicted with certainty, in the opinion of management, it is remote

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 14 — COMMITMENTS AND CONTINGENCIES — Continued
that these legal proceedings will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
NOTE 15 — SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at December 31, 2024 and 2023 (in thousands).

	December 31,
	2024	2023
Accrued evaluated and unproved and unevaluated property costs	$197,817	$144,443
Accrued midstream properties costs	31,595	55,195
Accrued lease operating expenses	92,364	62,005
Accrued interest on debt	34,769	22,857
Accrued asset retirement obligations	8,431	4,605
Accrued partners’ share of joint interest charges	41,614	42,101
Accrued payable related to purchased natural gas	9,063	10,400
Other	25,831	24,242
Total accrued liabilities	$441,484	$365,848
Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the years ended December 31, 2024, 2023 and 2022 (in thousands).

	Year Ended December 31,
	2024	2023	2022
Cash paid for income taxes, net of refunds received(1)	$30,004	$4,597	$63,500
Cash paid for interest expense, net of amounts capitalized	$160,273	$111,742	$72,561
Increase in asset retirement obligations related to mineral properties	$23,773	$33,209	$9,111
Increase in asset retirement obligations related to midstream properties	$777	$1,197	$251
Increase (decrease) in liabilities for drilling, completion and equipping capital expenditures	$79,363	$31,364	$(13,304)
Increase (decrease) in liabilities for acquisition of oil and natural gas properties	$212	$709	$(2,531)
(Decrease) increase in liabilities for midstream capital expenditures	$(23,789)	$43,572	$3,824
Stock-based compensation expense recognized as liability	$13,565	$11,380	$31,906
Transfer of inventory (to) from oil and natural gas properties	$(14,904)	$933	$148
_____________________
(1)Represents tax payments of $34.4 million, $13.5 million and $63.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table provides a reconciliation of cash and restricted cash recorded in the consolidated balance sheets to cash and restricted cash as presented on the consolidated statements of cash flows (in thousands).

	Year Ended December 31,
	2024	2023	2022
Cash	$23,033	$52,662	$505,179
Restricted cash	71,709	53,636	42,151
Total cash and restricted cash	$94,742	$106,298	$547,330

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 16 — SEGMENT INFORMATION

The Company has two reportable business segments: (i) exploration and production and (ii) midstream. The exploration and production segment is engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States and is currently focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also operates in the Eagle Ford shale play in South Texas and the Haynesville shale and Cotton Valley plays in Northwest Louisiana. The midstream segment conducts midstream operations in support of, and provides flow assurance for, the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties. The majority of the Company’s midstream operations in the Delaware Basin are conducted through San Mateo.
The Company’s chief operating decision maker (“CODM”) is the Chairman and Chief Executive Officer. The CODM uses operating income to assess income generated from each segment to allocate resources by either reinvesting profits as midstream or drilling and completion capital expenditures, or for determining the appropriate amounts for acquisition spend, the repayment of debt and the payment of dividends.
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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Year Ended December 31, 2024
Oil and natural gas revenues	$3,129,598	$14,236	$—	$—	$3,143,834
Midstream services revenues	—	453,464	—	(312,437)	141,027
Sales of purchased natural gas	22,186	171,911	—	—	194,097
Realized gain on derivatives	12,724	—	—	—	12,724
Unrealized gain on derivatives	13,299	—	—	—	13,299
Operating expense(1)	504,906	171,492	—	(163,362)	513,036
Other expenses(2)	1,370,422	222,126	113,774	(149,075)	1,557,247
Operating income(3)	$1,302,479	$245,993	$(113,774)	$—	$1,434,698
Total assets(4)	$9,117,095	$1,613,936	$119,078	$—	$10,850,109
Capital expenditures(5)	$3,396,543	$504,315	$5,691	$—	$3,906,549
_____________________
(1)Operating expense includes lease operating expense for the exploration and production segment and plant and other midstream operating expense for the midstream segment.
(2)Includes depletion, depreciation and amortization expenses of $929.0 million and $43.9 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $1.4 million. Other expenses for each reportable segment also includes (i) production taxes, transportation and processing, (ii) general and administrative expenses, (iii) accretion of asset retirement obligations and (iv) purchased natural gas.
(3)Includes $86.0 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(4)Excludes intercompany receivables and investments in subsidiaries.
(5)Includes $2.08 billion attributable to land and seismic acquisition expenditures related to the exploration and production segment, $236.2 million in midstream acquisition expenditures and $29.5 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 16 — SEGMENT INFORMATION — Continued

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Year Ended December 31, 2023
Oil and natural gas revenues	$2,538,813	$6,786	$—	$—	$2,545,599
Midstream services revenues	—	346,933	—	(224,780)	122,153
Sales of purchased natural gas	23,521	126,348	—	—	149,869
Realized loss on derivatives	(9,575)	—	—	—	(9,575)
Unrealized loss on derivatives	(1,261)	—	—	—	(1,261)
Operating expense(1)	358,789	128,910	—	(115,134)	372,565
Other expenses(2)	1,059,168	176,014	99,362	(109,646)	1,224,898
Operating income(3)	$1,133,541	$175,143	$(99,362)	$—	$1,209,322
Total assets(4)	$6,385,762	$1,257,988	$83,246	$—	$7,726,996
Capital expenditures(5)	$2,970,230	$254,393	$3,636	$—	$3,228,259
_____________________
(1)Operating expense includes lease operating expense for the exploration and production segment and plant and other midstream operating expense for the midstream segment.
(2)Includes depletion, depreciation and amortization expenses of $675.0 million and $40.4 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $1.3 million. Other expenses for each reportable segment also includes (i) production taxes, transportation and processing, (ii) general and administrative expenses, (iii) accretion of asset retirement obligations and (iv) purchased natural gas.
(3)Includes $64.3 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(4)Excludes intercompany receivables and investments in subsidiaries.
(5)Includes $1.81 billion attributable to land and seismic acquisition expenditures related to the exploration and production segment, $63.6 million in midstream acquisition expenditures and $42.2 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2024, 2023 and 2022
NOTE 16 — SEGMENT INFORMATION — Continued

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Year Ended December 31, 2022
Oil and natural gas revenues	$2,897,336	$8,402	$—	$—	$2,905,738
Midstream services revenues	—	298,184	—	(207,578)	90,606
Sales of purchased natural gas	116,772	83,583	—	—	200,355
Realized loss on derivatives	(157,483)	—	—	—	(157,483)
Unrealized gain on derivatives	18,809	—	—	—	18,809
Operating expense(1)	261,776	95,522	—	(104,671)	252,627
Other expenses(2)	915,328	132,034	101,673	(102,907)	1,046,128
Operating income(3)	$1,698,330	$162,613	$(101,673)	$—	$1,759,270
Total assets(4)	$4,022,609	$1,016,580	$515,316	$—	$5,554,505
Capital expenditures(5)	$903,518	$158,544	$1,213	$—	$1,063,275
_____________________
(1)Operating expense includes lease operating expense for the exploration and production segment and plant and other midstream operating expense for the midstream segment.
(2)Includes depletion, depreciation and amortization expenses of $429.7 million and $34.7 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $2.0 million. Other expenses for each reportable segment also includes (i) production taxes, transportation and processing, (ii) general and administrative expenses, (iii) accretion of asset retirement obligations and (iv) purchased natural gas.
(3)Includes $72.1 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(4)Excludes intercompany receivables and investments in subsidiaries.
(5)Includes $131.0 million attributable to land and seismic acquisition expenditures related to the exploration and production segment, $75.8 million in midstream acquisition expenditures and $39.6 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2024, 2023 and 2022
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES

Costs Incurred
The following table summarizes costs incurred and capitalized by the Company in the acquisition, exploration and development of oil and natural gas properties for the years ended December 31, 2024, 2023 and 2022 (in thousands).

	Year Ended December 31,
	2024	2023	2022
Property acquisition costs
Proved	$1,488,033	$1,478,258	$36,985
Unproved and unevaluated	575,046	328,579	97,127
Exploration costs	71,381	230,712	136,209
Development costs	1,287,221	966,338	643,947
Total costs incurred(1)	$3,421,681	$3,003,887	$914,268
__________________
(1)Excludes midstream-related development and corporate costs of approximately $510.0 million, $258.0 million and $159.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Property acquisition costs are costs incurred to purchase, lease or otherwise acquire oil and natural gas properties, including both unproved and unevaluated leasehold and purchases of reserves in place. For the year ended December 31, 2024, a majority of the Company’s property acquisition costs resulted from the Ameredev Acquisition. For the year ended December 31, 2023, a majority of the Company’s property acquisition costs resulted from the Advance Acquisition.
Exploration costs are costs incurred in identifying areas of these oil and natural gas properties that may warrant examination and in examining specific areas that are considered to have prospects of containing oil and natural gas reserves, including costs of drilling exploratory wells, geological and geophysical costs and costs of carrying and retaining unproved and unevaluated properties. Exploration costs may be incurred before or after acquiring the related oil and natural gas properties. For the year ended December 31, 2024, the Company capitalized $11.3 million of geological and geophysical costs, which are included as exploration costs in the table above. The Company did not capitalize any geological and geophysical costs in 2023 or 2022.
Development costs are costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing oil and natural gas. Development costs include the costs of preparing well locations for drilling, completing and equipping development wells and acquiring, constructing and installing production facilities.
Costs incurred also include newly established asset retirement obligations, as well as changes to asset retirement obligations resulting from revisions in cost estimates or abandonment dates. Asset retirement obligations included in the table above were an increase of $25.1 million, an increase of $33.8 million and an increase of $10.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Capitalized general and administrative expenses that are directly related to acquisition, exploration and development activities are also included in the table above. The Company capitalized $66.6 million, $54.2 million and $47.8 million of these internal costs for the years ended December 31, 2024, 2023 and 2022, respectively, excluding midstream-related capitalized general and administrative expenses. Capitalized interest expense for qualifying projects is also included in the table above. The Company capitalized $17.5 million, $20.2 million and $10.1 million of its interest expense for the years ended December 31, 2024, 2023 and 2022, respectively, excluding midstream-related capitalized interest expense.
Oil and Natural Gas Reserves
Proved reserves are the quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Estimating oil and natural gas reserves is complex and inexact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, petrophysical, engineering and production data. The extent, quality and reliability of both the data and the associated interpretations of that data can vary. The process also requires certain economic assumptions, including assumptions related to oil and natural gas prices, drilling, completion and operating expenses, capital expenditures, taxes and

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2024, 2023 and 2022
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued
availability of funds. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas most likely will vary from the Company’s estimates.
The Company reports its production and proved reserves in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Where the Company produces liquids-rich natural gas, such as in the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas and the Eagle Ford shale in South Texas, the economic value of the NGLs associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the NGLs are extracted and sold. The Company’s oil and natural gas reserves estimates for the years ended December 31, 2024, 2023 and 2022 were prepared by the Company’s engineering staff in accordance with guidelines established by the SEC and then audited for their reasonableness and conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers.
Oil and natural gas reserves are estimated using then-current operating and economic conditions, with no provision for price and cost escalations in future periods except by contractual arrangements. The commodity prices used to estimate oil and natural gas reserves are based on unweighted, arithmetic averages of first-day-of-the-month oil and natural gas prices for the previous 12-month period. For the period from January through December 2024, these average oil and natural gas prices were $71.96 per Bbl and $2.13 per MMBtu, respectively. For the period from January through December 2023, these average oil and natural gas prices were $74.70 per Bbl and $2.64 per MMBtu, respectively. For the period from January through December 2022, these average oil and natural gas prices were $90.15 per Bbl and $6.36 per MMBtu, respectively.

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2024, 2023 and 2022
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

	Net Proved Reserves
	Oil	Natural Gas	Oil Equivalent
	(MBbl)	(MMcf)	(MBOE)
Total at December 31, 2021	181,306	852,547	323,397
Revisions of prior estimates	(6,953)	(4,324)	(7,673)
Net acquisitions (divestitures) of minerals-in-place	1,239	(1,332)	1,017
Extensions and discoveries	42,640	215,011	78,476
Production	(21,943)	(99,308)	(38,495)
Total at December 31, 2022	196,289	962,594	356,722
Revisions of prior estimates	(31,184)	(88,779)	(45,981)
Net acquisitions of minerals-in-place	78,550	183,311	109,102
Extensions and discoveries	56,164	193,054	88,339
Production	(27,542)	(123,420)	(48,112)
Total at December 31, 2023	272,277	1,126,760	460,070
Revisions of prior estimates	(11,264)	32,640	(5,824)
Net acquisitions of minerals-in-place	73,347	279,170	119,875
Extensions and discoveries	64,012	215,389	99,910
Production	(36,530)	(155,790)	(62,495)
Total at December 31, 2024	361,842	1,498,169	611,536
Proved Developed Reserves
December 31, 2021	102,233	546,173	193,262
December 31, 2022	116,030	632,858	221,507
December 31, 2023	161,642	782,733	292,097
December 31, 2024	206,269	963,170	366,797
Proved Undeveloped Reserves
December 31, 2021	79,073	306,374	130,135
December 31, 2022	80,259	329,736	135,215
December 31, 2023	110,635	344,026	167,973
December 31, 2024	155,573	534,999	244,740
The following is a discussion of the changes in the Company’s proved oil and natural gas reserves estimates for the years ended December 31, 2024, 2023 and 2022.
The Company’s proved oil and natural gas reserves increased 33% from 460.1 million BOE at December 31, 2023 to 611.5 million BOE at December 31, 2024. The Company’s proved oil and natural gas reserves increased by 214.0 million BOE and the Company produced 62.5 million BOE during the year ended December 31, 2024, resulting in a net increase of 151.5 million BOE. This increase in proved oil and natural gas reserves was primarily attributable to the Ameredev Acquisition and the Company’s delineation and development operations in the Delaware Basin during 2024. The Company increased its total proved oil and natural gas reserves by 119.9 million BOE as a result of acquisitions and trades during 2024. The Company also added 99.9 million BOE in proved reserves through extensions and discoveries during 2024, of which 28.4 million BOE resulted from new well locations turned to sales during 2024 to establish proved developed reserves and 71.5 million BOE resulted primarily from new proved undeveloped locations identified as a result of drilling activities on the Company’s existing acreage in the Delaware Basin during 2024. These increases were partially offset by net downward revisions of prior estimates

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2024, 2023 and 2022
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued
for proved oil and natural gas reserves, which primarily included the removal of 8.2 million BOE resulting from the 4% decrease in oil prices and the 19% decrease in natural gas prices used to estimate total proved reserves at December 31, 2024, as compared to December 31, 2023, and 15.3 million BOE in proved undeveloped reserves that were not developed or were no longer expected to be developed within five years of their initial booking resulting primarily from changes in development plans for certain of the Company’s properties in the Delaware Basin. As the Company continues to develop its Delaware Basin assets, the Company may reclassify some or all of this 15.3 million BOE to proved reserves at a future date. These downward revisions at December 31, 2024 were partially offset by positive forecast updates of 21.7 million BOE.
The Company’s proved developed oil and natural gas reserves increased 26% from 292.1 million BOE at December 31, 2023 to 366.8 million BOE at December 31, 2024. The Company’s proved developed oil and natural gas reserves increased by 137.2 million BOE and the Company produced 62.5 million BOE during the year ended December 31, 2024, resulting in a net increase of 74.7 million BOE. The Company added 28.4 million BOE in proved developed reserves through extensions and discoveries during 2024, which resulted from new well locations drilled during 2024 to establish proved reserves. In addition, during 2024 the Company converted 54.6 million BOE of its proved undeveloped reserves to proved developed reserves primarily through its development activities in the Delaware Basin. The Company also increased its proved developed reserves by 59.3 million BOE at December 31, 2024 as a result of property acquisitions, including the Ameredev Acquisition, and trades completed during 2024. Additionally, the Company realized approximately 5.1 million BOE in net downward revisions of prior estimates in 2024, most of which was attributable to the lower commodity prices used to estimate proved reserves at December 31, 2024, which resulted in shorter estimated economic lives for certain of its producing properties.
The Company’s proved undeveloped oil and natural gas reserves increased 46% from 168.0 million BOE at December 31, 2023 to 244.7 million at December 31, 2024. The Company added 71.5 million BOE in proved undeveloped reserves through extensions and discoveries during 2024, which resulted primarily from new proved undeveloped locations identified as a result of drilling activities on the Company’s existing acreage in the Delaware Basin during 2024. In addition, the Company increased its proved undeveloped reserves by 60.6 million BOE at December 31, 2024 as a result of property acquisitions, including the Ameredev Acquisition, and trades completed during 2024. These increases were partially offset by net downward revisions of prior estimates of proved undeveloped reserves, including the removal of 15.3 million BOE in proved undeveloped reserves that were not developed or were no longer expected to be developed within five years of their initial booking resulting primarily from changes in development plans for certain of the properties in the Delaware Basin and the removal of 2.1 million BOE for certain expense and pricing updates. These downward revisions were largely offset by positive forecast updates of 16.3 million BOE.
At December 31, 2024, the Company’s proved reserves were comprised of 59% oil and 41% natural gas and were approximately 60% proved developed and 40% proved undeveloped. The decrease in the Company’s proved developed reserves as a percentage of its total proved reserves at December 31, 2024, as compared to 63% and 62% proved developed reserves at December 31, 2023 and 2022, respectively, was primarily a result of extensions and discoveries of new proved undeveloped locations identified as a result of drilling activities on the Company’s existing acreage in the Delaware Basin and the Ameredev Acquisition.
The Company’s proved oil and natural gas reserves increased 29% from 356.7 million BOE at December 31, 2022 to 460.1 million BOE at December 31, 2023. The Company’s proved oil and natural gas reserves increased by 151.5 million BOE and the Company produced 48.1 million BOE during the year ended December 31, 2023, resulting in a net increase of 103.3 million BOE. This increase in proved oil and natural gas reserves was primarily attributable to the Advance Acquisition and the Company’s delineation and development operations in the Delaware Basin during 2023. The Company increased its total proved oil and natural gas reserves by 109.1 million BOE as a result of acquisitions and trades during 2023. The Company also added 88.3 million BOE in proved reserves through extensions and discoveries during 2023, of which 27.6 million BOE resulted from new well locations drilled during 2023 to establish proved developed reserves and 60.7 million BOE resulted primarily from new proved undeveloped locations identified as a result of drilling activities on the Company’s existing acreage in the Delaware Basin during 2023. These increases were partially offset by the removal of 17.4 million BOE resulting from the 17% decrease in oil prices and the 58% decrease in natural gas prices used to estimate total proved reserves at December 31, 2023, as compared to December 31, 2022, and the removal of 31.5 million BOE in proved undeveloped reserves that were not developed or were no longer expected to be developed within five years of their initial booking resulting primarily from changes in development plans for certain of the Company’s properties in the Delaware Basin.
The Company’s proved oil and natural gas reserves increased 10% from 323.4 million BOE at December 31, 2021 to 356.7 million BOE at December 31, 2022. The Company’s proved oil and natural gas reserves increased by 71.8 million BOE and the Company produced 38.5 million BOE during the year ended December 31, 2022, resulting in a net increase of 33.3

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2024, 2023 and 2022
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued
million BOE. The Company added 78.5 million BOE in proved reserves through extensions and discoveries during 2022, of which 24.7 million BOE resulted from new well locations drilled during 2022 to establish proved developed reserves and 53.8 million BOE resulted primarily from new proved undeveloped locations identified as a result of drilling activities on the Company’s existing acreage in the Delaware Basin during 2022. The Company realized approximately 7.7 million BOE in net downward revisions of prior estimates in 2022, due primarily to proved undeveloped reserves that were not developed or were no longer expected to be developed within five years of their initial booking as a result of changes in development plans for certain of the properties in the Delaware Basin at December 31, 2022.
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
As noted previously, for the period from January through December 2024, the unweighted, arithmetic averages of first-day-of-the-month oil and natural gas prices were $71.96 per Bbl and $2.13 per MMBtu, respectively. For the period from January through December 2023, the comparable average oil and natural gas prices were $74.70 per Bbl and $2.64 per MMBtu, respectively. For the period from January through December 2022, the comparable average oil and natural gas prices were $90.15 per Bbl and $6.36 per MMBtu, respectively.
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
The following table presents the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2024, 2023 and 2022 (in thousands).

	Year Ended December 31,
	2024	2023	2022
Future cash inflows	$29,033,021	$23,662,653	$24,952,118
Future production costs	(10,284,800)	(7,717,106)	(6,752,752)
Future development costs	(2,705,340)	(2,162,625)	(1,776,029)
Future income tax expense	(3,326,489)	(2,939,514)	(3,935,271)
Future net cash flows	12,716,392	10,843,408	12,488,066
10% annual discount for estimated timing of cash flows	(5,339,842)	(4,729,916)	(5,504,863)
Standardized measure of discounted future net cash flows	$7,376,550	$6,113,492	$6,983,203

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2024, 2023 and 2022
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued
The following table summarizes the changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2024, 2023 and 2022 (in thousands).

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of period	$6,113,492	$6,983,203	$4,375,425
Net change in sales and transfer prices and in production (lifting) costs related to future production	(915,645)	(3,074,085)	4,046,504
Changes in estimated future development costs	(706,728)	(504,323)	(744,687)
Sales and transfers of oil and natural gas produced during the period	(2,496,524)	(2,037,451)	(2,466,440)
Net purchases of reserves in place	2,310,776	2,113,620	28,841
Net change due to extensions and discoveries	1,925,926	1,711,389	2,017,170
Net change due to revisions in estimates of reserves quantities	(102,776)	(890,794)	(8,576)
Previously estimated development costs incurred during the period	685,163	441,671	434,336
Accretion of discount	770,407	807,896	475,474
Other	15,190	3,913	1,982
Net change in income taxes	(222,731)	558,453	(1,176,826)
Standardized measure of discounted future net cash flows	$7,376,550	$6,113,492	$6,983,203