Form 10-Q
period 2025-03-31
Matador Resources Co
filed 2025-04-28
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 23, 2025, there were 125,202,746 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except par value and share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$14,522	$23,033
Restricted cash	62,994	71,709
Accounts receivable
Oil and natural gas revenues	310,879	331,590
Joint interest billings	262,266	260,555
Other	70,313	62,584
Derivative instruments	23,063	15,968
Lease and well equipment inventory	35,031	38,469
Prepaid expenses and other current assets	112,066	123,437
Total current assets	891,134	927,345
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	12,994,930	12,534,290
Unproved and unevaluated	1,697,024	1,702,203
Midstream properties	1,752,842	1,683,334
Other property and equipment	48,768	47,532
Less accumulated depletion, depreciation and amortization	(6,481,676)	(6,203,263)
Net property and equipment	10,011,888	9,764,096
Other assets
Derivative instruments	16,264	—
Other long-term assets	162,755	158,668
Total other assets	179,019	158,668
Total assets	$11,082,041	$10,850,109
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$129,043	$147,139
Accrued liabilities	498,561	441,484
Royalties payable	260,106	227,865
Amounts due to affiliates	13,105	30,544
Derivative instruments	18,288	—
Advances from joint interest owners	115,842	83,338
Other current liabilities	94,671	64,987
Total current liabilities	1,129,616	995,357
Long-term liabilities
Borrowings under Credit Agreement	405,000	595,500
Borrowings under San Mateo Credit Facility	655,000	615,000
Senior unsecured notes payable	2,116,456	2,114,908
Asset retirement obligations	112,141	114,237
Deferred income taxes	907,442	847,666
Other long-term liabilities	112,259	110,009
Total long-term liabilities	4,308,298	4,397,320
Commitments and contingencies (see Note 10)
Shareholders’ equity
Common stock - $0.01 par value, 160,000,000 shares authorized; 125,328,884 and 125,101,268 shares issued; and 125,200,729 and 125,048,396 shares outstanding, respectively	1,253	1,251
Additional paid-in capital	2,534,016	2,533,247
Retained earnings	2,757,892	2,556,987
Treasury stock, at cost, 128,155 and 52,872 shares, respectively	(5,669)	(2,336)
Total Matador Resources Company shareholders’ equity	5,287,492	5,089,149
Non-controlling interest in subsidiaries	356,635	368,283
Total shareholders’ equity	5,644,127	5,457,432
Total liabilities and shareholders’ equity	$11,082,041	$10,850,109

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Oil and natural gas revenues	$909,918	$703,540
Third-party midstream services revenues	33,499	32,357
Sales of purchased natural gas	62,756	49,446
Realized gain on derivatives	2,714	275
Unrealized gain on derivatives	5,071	2,075
Total revenues	1,013,958	787,693
Expenses
Production taxes, transportation and processing	93,845	70,153
Lease operating	106,566	76,295
Plant and other midstream services operating	52,913	39,623
Purchased natural gas	54,133	39,432
Depletion, depreciation and amortization	281,891	212,311
Accretion of asset retirement obligations	1,727	1,273
General and administrative	33,732	29,653
Total expenses	624,807	468,740
Operating income	389,151	318,953
Other income (expense)
Interest expense	(49,489)	(39,562)
Other income	5,506	577
Total other expense	(43,983)	(38,985)
Income before income taxes	345,168	279,968
Income tax provision (benefit)
Current	22,981	17,272
Deferred	59,940	49,506
Total income tax provision	82,921	66,778
Net income	262,247	213,190
Net income attributable to non-controlling interest in subsidiaries	(22,162)	(19,461)
Net income attributable to Matador Resources Company shareholders	$240,085	$193,729
Earnings per common share
Basic	$1.92	$1.62
Diluted	$1.92	$1.61
Weighted average common shares outstanding
Basic	125,189	119,721
Diluted	125,342	120,253
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three Months Ended March 31, 2025

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Retained earnings	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2025	125,101	$1,251	$2,533,247	$2,556,987	53	$(2,336)	$5,089,149	$368,283	$5,457,432
Dividends declared ($0.3125 per share)	—	—	—	(39,180)	—	—	(39,180)	—	(39,180)
Issuance of common stock pursuant to employee stock compensation plan	225	2	(7,112)	—	—	—	(7,110)	—	(7,110)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	5,669	—	—	—	5,669	—	5,669
Stock options exercised, net of options forfeited in net share settlements	3	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	75	(3,333)	(3,333)	—	(3,333)
Contribution related to formation of San Mateo, net of tax of $0.6 million (see Note 7)	—	—	2,212	—	—	—	2,212	—	2,212
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(33,810)	(33,810)
Current period net income	—	—	—	240,085	—	—	240,085	22,162	262,247
Balance at March 31, 2025	125,329	$1,253	$2,534,016	$2,757,892	128	$(5,669)	$5,287,492	$356,635	$5,644,127
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

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$262,247	$213,190
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized gain on derivatives	(5,071)	(2,075)
Depletion, depreciation and amortization	281,891	212,311
Accretion of asset retirement obligations	1,727	1,273
Stock-based compensation expense	3,888	2,838
Deferred income tax provision	59,940	49,506
Amortization of debt issuance cost and other debt-related costs	3,663	4,644
Other non-cash changes	209	(333)
Changes in operating assets and liabilities
Accounts receivable	11,272	(55,519)
Lease and well equipment inventory	(10,833)	(2,044)
Prepaid expenses and other current assets	8,357	(1,474)
Other long-term assets	(192)	254
Accounts payable, accrued liabilities and other current liabilities	44,093	11,211
Royalties payable	32,241	16,522
Advances from joint interest owners	32,504	17,771
Other long-term liabilities	1,943	487
Net cash provided by operating activities	727,879	468,562
Investing activities
Drilling, completion and equipping capital expenditures	(378,362)	(236,639)
Acquisition of oil and natural gas properties	(81,662)	(202,264)
Midstream capital expenditures	(72,934)	(105,086)
Expenditures for other property and equipment	(942)	(226)
Proceeds from sale of assets	22,238	900
Net cash used in investing activities	(511,662)	(543,315)
Financing activities
Repayments of borrowings under Credit Agreement	(595,500)	(930,000)
Borrowings under Credit Agreement	405,000	690,000
Repayments of borrowings under San Mateo Credit Facility	(100,000)	(65,000)
Borrowings under San Mateo Credit Facility	140,000	69,000
Cost to amend credit facilities	—	(11,292)
Proceeds from issuance of common stock	—	344,663
Dividends paid	(39,180)	(23,858)
Contributions related to formation of San Mateo	2,800	1,500
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	7,350
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(35,661)	(25,725)
Taxes paid related to net share settlement of stock-based compensation	(10,545)	(13,515)
Other	(357)	(342)
Net cash (used in) provided by financing activities	(233,443)	42,781
Change in cash and restricted cash	(17,226)	(31,972)
Cash and restricted cash at beginning of period	94,742	106,298
Cash and restricted cash at end of period	$77,516	$74,326

Supplemental disclosures of cash flow information (see Note 11)

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED
NOTE 1 — NATURE OF OPERATIONS
Matador Resources Company, a Texas corporation (“Matador” and, collectively with its subsidiaries, the “Company”), is an independent energy company engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States, with an emphasis on oil and natural gas shale and other unconventional plays. The Company’s current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also has operations in the Haynesville shale and Cotton Valley plays in Northwest Louisiana. Additionally, the Company conducts midstream operations primarily through its midstream joint venture, San Mateo Midstream, LLC and its subsidiaries (“San Mateo”), in support of, and to provide flow assurance for, the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements, Basis of Presentation, Consolidation and Significant Estimates
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) but do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025 (the “Annual Report”). The Company consolidates certain subsidiaries and joint ventures that are less-than-wholly-owned and are not involved in oil and natural gas exploration, including San Mateo, and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification, Consolidation (Topic 810). The Company proportionately consolidates certain joint ventures that are less-than-wholly-owned and are involved in oil and natural gas exploration. All intercompany accounts and transactions have been eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all normal, recurring adjustments that are necessary for a fair presentation of the Company’s interim unaudited condensed consolidated financial statements as of March 31, 2025. Amounts as of December 31, 2024 are derived from the Company’s audited consolidated financial statements included in the Annual Report.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Revenues
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended March 31,
	2025	2024
Revenues from contracts with customers	$1,006,173	$785,343
Realized gain on derivatives	2,714	275
Unrealized gain on derivatives	5,071	2,075
Total revenues	$1,013,958	$787,693

	Three Months Ended March 31,
	2025	2024
Oil revenues	$749,322	$598,514
Natural gas revenues	160,596	105,026
Third-party midstream services revenues	33,499	32,357
Sales of purchased natural gas	62,756	49,446
Total revenues from contracts with customers	$1,006,173	$785,343

Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, the Company is required to perform a ceiling test each quarter that determines a limit, or ceiling, on the capitalized costs of oil and natural gas properties based primarily on the after-tax estimated future net cash flows from oil and natural gas properties using a 10% discount rate and the arithmetic average of first-day-of-the-month oil and natural gas prices for the prior 12-month period. For each of the three months ended March 31, 2025 and 2024, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and, as a result, no impairment charge was necessary.
The Company capitalized approximately $17.5 million and $17.1 million of its general and administrative costs for the three months ended March 31, 2025 and 2024, respectively. The Company capitalized approximately $8.7 million and $5.9 million of its interest expense for the three months ended March 31, 2025 and 2024, respectively.
Earnings Per Common Share
The Company reports basic earnings attributable to Matador shareholders per common share, which excludes the effect of potentially dilutive securities, and diluted earnings attributable to Matador shareholders per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive.
The following table sets forth the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended March 31,
	2025	2024
Weighted average common shares outstanding
Basic	125,189	119,721
Dilutive effect of options and restricted stock units	153	532
Diluted weighted average common shares outstanding	125,342	120,253

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Recent Accounting Pronouncements
Income Taxes. In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this standard provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid. This ASU is effective for the Company prospectively to all annual periods beginning after December 15, 2024, and interim reporting periods beginning after December 15, 2025. While the adoption of this ASU will modify the Company’s disclosures, it will not have an impact on the Company’s consolidated balance sheets or statements of income or cash flows in its consolidated financial statements.
Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disclosure in the Company’s annual and interim consolidated financial statements of specified information about certain costs and expenses, including depreciation, depletion and amortization recognized as part of oil and natural gas producing activities and employee compensation. This ASU is effective for the Company to all annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. While the adoption of this ASU will modify the Company’s disclosures, it will not have an impact on the Company’s consolidated balance sheets or statements of income or cash flows in its consolidated financial statements.
NOTE 3 — BUSINESS COMBINATIONS AND DIVESTITURES
Ameredev Acquisition
On September 18, 2024, a wholly-owned subsidiary of the Company completed the acquisition (the “Ameredev Acquisition”) of Ameredev Stateline II, LLC (“Ameredev”) from affiliates of EnCap Investments L.P., including (i) certain oil and natural gas producing properties and undeveloped acreage located in Lea County, New Mexico and Loving and Winkler Counties, Texas, and (ii) an approximate 19% stake (the “Piñon Investment”) in the parent company of Piñon Midstream, LLC (“Piñon”). Refer to Note 6—Business Combinations and Divestitures in the notes to the consolidated financial statements in the Annual Report for additional details regarding the Ameredev Acquisition, including information regarding the Company’s accounting treatment of the Ameredev Acquisition.
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

Consideration	Allocation
Cash consideration given	$1,831,214
Allocation of purchase price
Current assets	$51,499
Oil and natural gas properties
Evaluated	1,316,532
Unproved and unevaluated	313,998
Midstream assets	117,762
Equity method investment	118,407
Current liabilities	(80,651)
Asset retirement obligations	(6,333)
Net assets acquired	$1,831,214

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 3 — BUSINESS COMBINATIONS AND DIVESTITURES — Continued
Pro Forma Information
The results of Ameredev’s operations have been included in the Company’s consolidated financial statements since September 18, 2024. The following unaudited pro forma financial information represents a summary of the condensed consolidated results of operations for the three months ended March 31, 2024, assuming the Ameredev Acquisition had been completed as of January 1, 2023. The pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations or the consolidated financial position of the Company would have been had the Ameredev Acquisition occurred on the dates noted above, nor is it necessarily indicative of the future results of operations or consolidated financial position of the Company. Future results may vary significantly from the results reflected because of various factors.
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

Three Months Ended March 31,
2024
(In thousands, except per share data)
Total revenue	$839,044
Net income attributable to Matador Resources Company shareholders	$173,123

Earnings per share:
Basic	$1.45
Diluted	$1.44
Divestitures
During the first quarter of 2025, the Company sold its remaining South Texas assets in the Eagle Ford shale for $22.2 million, which amount is subject to customary post-closing adjustments.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 4 — ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2025 (in thousands).

Beginning asset retirement obligations	$122,668
Liabilities incurred during period	2,067
Liabilities settled during period	(308)
Divestitures during period	(5,728)
Accretion expense	1,727
Ending asset retirement obligations	120,426
Less: current asset retirement obligations(1)	(8,285)
Long-term asset retirement obligations	$112,141
 _______________
(1)Included in accrued liabilities in the Company’s interim unaudited condensed consolidated balance sheet at March 31, 2025.
NOTE 5 — DEBT
The components of debt, including the effects of issuance costs and discounts, net as of March 31, 2025 and December 31, 2024, are set forth below (in thousands).

	March 31, 2025	December 31, 2024
Revolving credit agreements:
Credit Agreement due 2029	$405,000	$595,500
San Mateo Credit Facility due 2029	655,000	615,000
Senior unsecured notes:
6.875% senior notes due 2028	500,000	500,000
6.500% senior notes due 2032	900,000	900,000
6.250% senior notes due 2033	750,000	750,000
Issuance costs and discounts, net	(33,544)	(35,092)
Total senior unsecured notes payable	2,116,456	2,114,908
Total long-term debt	$3,176,456	$3,325,408
At March 31, 2025, the Company had (i) $500.0 million of outstanding senior notes due 2028 (the “2028 Notes”), (ii) $900.0 million of outstanding senior notes due 2032 (the “2032 Notes”), (iii) $750.0 million of outstanding senior notes due 2033 (the “2033 Notes”), (iv) $405.0 million in borrowings outstanding under the Company’s reserves-based revolving credit facility (the “Credit Agreement”) and (v) approximately $52.9 million in outstanding letters of credit issued pursuant to the Credit Agreement. Between March 31, 2025 and April 23, 2025, the Company repaid $15.0 million of borrowings under the Credit Agreement.
At March 31, 2025, San Mateo had $655.0 million in borrowings outstanding under its secured revolving credit facility (the “San Mateo Credit Facility”) and approximately $24.4 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Between March 31, 2025 and April 23, 2025, San Mateo repaid $40.0 million of borrowings under the San Mateo Credit Facility.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 5 — DEBT — Continued
Credit Agreements
MRC Energy Company
The outstanding borrowings under the Credit Agreement mature on March 22, 2029, and lender commitments under the facility were $2.25 billion at March 31, 2025. The borrowing base under the Credit Agreement is determined semi-annually as of May 1 and November 1 by the lenders based primarily on the estimated value of the Company’s proved oil and natural gas reserves at December 31 and June 30 of each year, respectively. The Company and the lenders may each request an unscheduled redetermination of the borrowing base once between scheduled redetermination dates.
The Credit Agreement requires the Company to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities of debt, of not less than 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to the greater of $150.0 million or 10% of the elected borrowing commitments of unrestricted cash and cash equivalents), divided by a rolling four quarter EBITDA calculation, of 3.5 or less at the end of each fiscal quarter. The Company believes that it was in compliance with the terms of the Credit Agreement at March 31, 2025.
San Mateo Midstream, LLC
The San Mateo Credit Facility is non-recourse with respect to Matador and its other subsidiaries but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The outstanding borrowings under the San Mateo Credit Facility mature on November 26, 2029, and lender commitments under the facility were $800.0 million at March 31, 2025. The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments of up to $1.05 billion.
The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.0 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.5 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s debt to EBITDA ratio is greater than 4.5 or San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. The Company believes that San Mateo was in compliance with the terms of the San Mateo Credit Facility at March 31, 2025.
NOTE 6 — INCOME TAXES
The Company recorded a current income tax provision of $23.0 million and a deferred income tax provision of $59.9 million for the three months ended March 31, 2025. The Company recorded a current income tax provision of $17.3 million and a deferred income tax provision of $49.5 million for the three months ended March 31, 2024.
The Company’s effective income tax rate of 26% for each of the three months ended March 31, 2025 and 2024 differed from the U.S. federal statutory rate due primarily to state taxes in New Mexico.
NOTE 7 — EQUITY
Stock-based Compensation
During the three months ended March 31, 2025, the Company granted awards to certain of its employees of 238,000 service-based restricted stock units to be settled in cash, which are liability instruments, and 268,000 performance-based stock units and 39,550 service-based shares of restricted stock, which are equity instruments. The performance-based stock units vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year period ending December 31, 2027, as compared to a designated peer group. The service-based restricted stock and restricted stock units vest over a three-year period. The fair value of these awards was approximately $31.2 million on their respective grant dates.
Common Stock Dividend
Matador’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.3125 per share of common stock in February 2025. The dividend, which totaled $39.2 million, was paid on March 14, 2025 to shareholders of record as of February 28, 2025. On April 16, 2025, the Board declared a quarterly cash dividend of $0.3125 per share of common stock payable on June 6, 2025 to shareholders of record as of May 9, 2025.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 7 — EQUITY— Continued
San Mateo Distributions and Contributions
During the three months ended March 31, 2025, San Mateo distributed $35.2 million to the Company and $33.8 million to a subsidiary of Five Point Energy LLC (“Five Point”), the Company’s joint venture partner in San Mateo. During the three months ended March 31, 2024, San Mateo distributed $26.8 million to the Company and $25.7 million to a subsidiary of Five Point. During the three months ended March 31, 2025, there were no contributions to San Mateo by either the Company or Five Point. During the three months ended March 31, 2024, the Company contributed $7.7 million and Five Point contributed $7.4 million of cash to San Mateo.
Performance Incentives
Five Point paid the Company $2.8 million and $1.5 million of performance incentives during the three months ended March 31, 2025 and 2024, respectively. These performance incentives are recorded when received, net of the $0.6 million and $0.3 million deferred tax impact to the Company for the three months ended March 31, 2025 and 2024, respectively, in “Additional paid-in capital” in the Company’s interim unaudited condensed consolidated balance sheets. These performance incentives for the three months ended March 31, 2025 and 2024 are also denoted as “Contributions related to formation of San Mateo” under “Financing activities” in the Company’s interim unaudited condensed consolidated statements of cash flows and changes in shareholders’ equity.
NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS
At March 31, 2025, the Company had various costless collar contracts open and in place to mitigate its exposure to oil and natural gas price volatility, each with an established price floor and ceiling. At March 31, 2025, the Company had natural gas basis differential swap contracts open and in place to mitigate its exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price. The Company had no open contracts associated with natural gas liquids prices at March 31, 2025.
The following is a summary of the Company’s open costless collar contracts at March 31, 2025.

Commodity	Calculation Period	Notional Quantity (Bbl or MMBtu)	Weighted Average Price Floor ($/Bbl or $/MMBtu)	Weighted Average Price Ceiling ($/Bbl or $/MMBtu)	Fair Value of Asset (Liability) (thousands)
Oil	04/01/2025 - 6/30/2025	4,095,000	$60.00	$86.26	$564
Oil	07/01/2025 - 12/31/2025	12,880,000	$52.00	$77.20	$(13,030)
Natural Gas	01/01/2026 - 12/31/2026	54,750,000	$3.50	$6.70	$(190)
Total open costless collar contracts					$(12,656)

The following is a summary of the Company’s open basis differential swap contracts at March 31, 2025.

Commodity	Calculation Period	Notional Quantity (MMBtu)	Fixed Price ($/MMBtu)	Fair Value of Asset (Liability) (thousands)
Natural Gas Basis Differential	04/01/2025 - 12/31/2025	8,250,000	$(0.59)	$22,764
Natural Gas Basis Differential	01/01/2026 - 12/31/2026	54,750,000	$(2.52)	$10,931
Total open basis differential swap contracts				$33,695
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the interim unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the condensed consolidated balance sheets	Net amounts presented in the condensed consolidated balance sheets
March 31, 2025
Current assets	$46,482	$(23,419)	$23,063
Other assets	32,464	(16,200)	16,264
Current liabilities	(41,707)	23,419	(18,288)
Long-term liabilities	(16,200)	16,200	—
Total	$21,039	$—	$21,039
December 31, 2024
Current assets	$19,899	$(3,931)	$15,968
Current liabilities	(3,931)	3,931	—
Total	$15,968	$—	$15,968
The following table summarizes the location and aggregate gain (loss) of all derivative financial instruments recorded in the interim unaudited condensed consolidated statements of income for the periods presented (in thousands).

		Three Months Ended March 31,
Type of Instrument	Location in Condensed Consolidated Statement of Income	2025	2024
Derivative Instrument
Natural Gas	Revenues: Realized gain on derivatives	$2,714	$275
Realized gain on derivatives		$2,714	$275
Oil	Revenues: Unrealized loss on derivatives	$(16,142)	$—
Natural Gas	Revenues: Unrealized gain on derivatives	21,213	2,075
Unrealized gain on derivatives		$5,071	$2,075
Total		$7,785	$2,350
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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of March 31, 2025 and December 31, 2024 (in thousands).

	Fair Value Measurements at March 31, 2025 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil costless collars	$—	$(12,466)	$—	$(12,466)
Natural gas costless collars	—	(190)	—	(190)
Natural gas basis differential swaps	—	33,695	—	33,695
Total	$—	$21,039	$—	$21,039

	Fair Value Measurements at December 31, 2024 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil costless collars	$—	$3,676	$—	$3,676
Natural gas basis differential swaps	—	12,292	—	12,292
Total	$—	$15,968	$—	$15,968

Additional disclosures related to derivative financial instruments are provided in Note 8.
Other Fair Value Measurements
At March 31, 2025 and December 31, 2024, the carrying values reported on the interim unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners and other current liabilities approximated their fair values due to their short-term maturities.
At March 31, 2025 and December 31, 2024, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
At March 31, 2025 and December 31, 2024, the fair value of the 2028 Notes was $507.1 million and $505.4 million, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
At March 31, 2025 and December 31, 2024, the fair value of the 2032 Notes was $895.1 million and $890.7 million, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
At March 31, 2025 and December 31, 2024, the fair value of the 2033 Notes was $731.7 million and $730.6 million, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 10 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Produced Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and produced water from certain portions of its acreage for transportation, gathering, processing, fractionation, sales and disposal. The Company paid approximately $21.5 million and $15.3 million for deliveries under these agreements during the three months ended March 31, 2025 and 2024, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at March 31, 2025, the total deficiencies required to be paid by the Company under these agreements would be approximately $693.3 million.
San Mateo Commitments
The Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area and acreage in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and the Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, the Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements. In 2024, the Company also dedicated to San Mateo certain of its current and future leasehold interests in the Ranger and Antelope Ridge asset areas pursuant to 15-year, fixed-fee natural gas gathering, compression, treating and processing agreements whereby San Mateo will gather, compress, treat and process natural gas produced from the Company’s operated wells primarily in northern Lea County, New Mexico (collectively with the transportation, gathering, produced water disposal and natural gas processing agreements, the “Operational Agreements”). San Mateo provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The remaining minimum contractual obligation under the Operational Agreements at March 31, 2025 was approximately $789.0 million.
Legal Proceedings
The Company is a party to several legal proceedings encountered in the ordinary course of its business. While the ultimate outcome and impact on the Company cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
NOTE 11 — SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at March 31, 2025 and December 31, 2024 (in thousands).

	March 31, 2025	December 31, 2024
Accrued evaluated and unproved and unevaluated property costs	$199,602	$197,817
Accrued midstream properties costs	35,406	31,595
Accrued lease operating expenses	91,950	92,364
Accrued interest on debt	68,598	34,769
Accrued asset retirement obligations	8,285	8,431
Accrued partners’ share of joint interest charges	41,146	41,614
Accrued payable related to purchased natural gas	11,754	9,063
Other	41,820	25,831
Total accrued liabilities	$498,561	$441,484

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 11 — SUPPLEMENTAL DISCLOSURES — Continued

Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended March 31,
	2025	2024
Cash paid for interest expense, net of amounts capitalized	$32,771	$42,697
(Decrease) increase in asset retirement obligations related to mineral properties	$(3,976)	$1,846
Increase in asset retirement obligations related to midstream properties	$8	$154
(Decrease) increase in liabilities for drilling, completion and equipping capital expenditures	$(1,060)	$115,386
Increase in liabilities for acquisition of oil and natural gas properties	$98	$200
Increase (decrease) in liabilities for midstream properties capital expenditures	$3,592	$(18,311)
Stock-based compensation expense recognized as a liability	$2,881	$5,539
Transfer of inventory to oil and natural gas properties	$(8,100)	$(3,149)

The following table provides a reconciliation of cash and restricted cash recorded in the interim unaudited condensed consolidated balance sheets to cash and restricted cash as presented on the interim unaudited condensed consolidated statements of cash flows (in thousands).

	Three Months Ended March 31,
	2025	2024
Cash	$14,522	$23,208
Restricted cash	62,994	51,118
Total cash and restricted cash	$77,516	$74,326
NOTE 12 — SEGMENT INFORMATION
The Company has two business segments: (i) exploration and production and (ii) midstream. The exploration and production segment is engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States and is currently focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also has operations in the Haynesville shale and Cotton Valley plays in Northwest Louisiana. The midstream segment conducts midstream operations in support of, and provides flow assurance for, the Company’s exploration, development and production operations and provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties. The majority of the Company’s midstream operations in the Delaware Basin are conducted through San Mateo.
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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended March 31, 2025
Oil and natural gas revenues	$905,931	$3,987	$—	$—	$909,918
Midstream services revenues	—	119,979	—	(86,480)	33,499
Sales of purchased natural gas	25,577	37,179	—	—	62,756
Realized gain on derivatives	2,714	—	—	—	2,714
Unrealized gain on derivatives	5,071	—	—	—	5,071
Operating expense(1)	148,022	52,913	—	(41,456)	159,479
Other expenses(2)	429,184	52,313	28,855	(45,024)	465,328
Operating income(3)	$362,087	$55,919	$(28,855)	$—	$389,151
Total assets(4)	$9,310,313	$1,665,288	$106,440	$—	$11,082,041
Capital expenditures(5)	$476,152	$77,184	$942	$—	$554,278
_____________________
(1)Operating expense includes lease operating expense for the exploration and production segment and plant and other midstream operating expense for the midstream segment.
(2)Includes depletion, depreciation and amortization expenses of $269.5 million and $12.1 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.4 million. Other expenses for each reportable segment also include (i) production taxes, transportation and processing, (ii) general and administrative expenses, (iii) accretion of asset retirement obligations and (iv) purchased natural gas.
(3)Includes $22.2 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(4)Excludes intercompany receivables and investments in subsidiaries.
(5)Includes $81.8 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $30.8 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 12 — SEGMENT INFORMATION — Continued

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended March 31, 2024
Oil and natural gas revenues	$701,425	$2,694	$—	$(579)	$703,540
Midstream services revenues	—	99,846	—	(67,489)	32,357
Sales of purchased natural gas	5,078	44,368	—	—	49,446
Realized gain on derivatives	275	—	—	—	275
Unrealized gain on derivatives	2,075	—	—	—	2,075
Operating expense(1)	110,351	39,623	—	(34,056)	115,918
Other expenses(2)	306,147	54,515	26,172	(34,012)	352,822
Operating income(3)	$292,355	$52,770	$(26,172)	$—	$318,953
Total assets(4)	$6,836,353	$1,333,992	$56,984	$—	$8,227,329
Capital expenditures(5)	$551,920	$86,412	$226	$—	$638,558
_____________________
(1)Operating expense includes lease operating expense for the exploration and production segment and plant and other midstream operating expense for the midstream segment.
(2)Includes depletion, depreciation and amortization expenses of $201.2 million and $10.8 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.3 million. Other expenses for each reportable segment also include (i) production taxes, transportation and processing, (ii) general and administrative expenses, (iii) accretion of asset retirement obligations and (iv) purchased natural gas.
(3)Includes $19.5 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(4)Excludes intercompany receivables and investments in subsidiaries.
(5)Includes $201.3 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $7.1 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.
NOTE 13 — SUBSEQUENT EVENTS
On April 28, 2025, the Company repurchased 250,000 shares of its common stock at an average price of $41.45 per share, totaling $10.4 million. This repurchase was executed under the share repurchase program authorized by the Board on April 16, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes thereto contained herein and the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2025, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report. The Annual Report is accessible on the SEC’s website at www.sec.gov and on our website at www.matadorresources.com. Our discussion and analysis includes forward-looking information that involves risks and uncertainties and should be read in conjunction with the “Risk Factors” section of the Annual Report and the section entitled “Cautionary Note Regarding Forward-Looking Statements” below for information about the risks and uncertainties that could cause our actual results to be materially different than our forward-looking statements.
In this Quarterly Report on Form 10-Q (this “Quarterly Report”), (i) references to “we,” “our” or the “Company” refer to Matador Resources Company and its subsidiaries as a whole (unless the context indicates otherwise), (ii) references to “Matador” refer solely to Matador Resources Company, (iii) references to “San Mateo” refer to San Mateo Midstream, LLC, collectively with its subsidiaries, (iv) references to “Ameredev” refer to Ameredev Stateline II, LLC, (v) references to “Piñon” refer to Piñon Midstream, LLC and (vi) references to the “Ameredev Acquisition” refer to the acquisition of Ameredev from affiliates of EnCap Investments L.P., including (a) certain oil and natural gas producing properties and undeveloped acreage located in Lea County, New Mexico and Loving and Winkler Counties, Texas, and (b) an approximate 19% stake in the parent company of Piñon, which was completed by a subsidiary of the Company on September 18, 2024. For certain oil and natural gas terms used in this Quarterly Report, please see the “Glossary of Oil and Natural Gas Terms” included with the Annual Report.
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
Overview
We are an independent energy company engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States, with an emphasis on oil and natural gas shale and other unconventional plays. Our current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. We also have operations in the Haynesville shale and Cotton Valley plays in Northwest Louisiana. Additionally, we conduct midstream operations in support of, and to provide flow assurance for, our exploration, development and production operations and provide natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties.

First Quarter Highlights
For the three months ended March 31, 2025, our total oil equivalent production was 17.9 million BOE, and our average daily oil equivalent production was 198,631 BOE per day, of which 115,030 Bbl per day, or 58%, was oil and 501.6 MMcf per day, or 42%, was natural gas. Our average daily oil production of 115,030 Bbl per day for the three months ended March 31, 2025 increased 36% year-over-year from 84,777 Bbl per day for the three months ended March 31, 2024. Our average daily natural gas production of 501.6 MMcf per day for the three months ended March 31, 2025 increased 29% year-over-year from 389.9 MMcf per day for the three months ended March 31, 2024.
The Delaware Basin contributed approximately 100% of our daily oil production and approximately 96% of our daily natural gas production in the first quarter of 2025, as compared to approximately 99% of our daily oil production and approximately 94% of our daily natural gas production in the first quarter of 2024.
For the first quarter of 2025, we reported net income attributable to Matador shareholders of $240.1 million, or $1.92 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $193.7 million, or $1.61 per diluted common share, for the first quarter of 2024. For the first quarter of 2025, our Adjusted EBITDA, a non-GAAP financial measure, was $644.2 million, as compared to Adjusted EBITDA of $505.4 million during the first quarter of 2024.
For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Liquidity and Capital Resources—Non-GAAP Financial Measures.” For more information regarding our financial results for the three months ended March 31, 2025, see “—Results of Operations” below.
Operations Update
We began 2025 operating nine drilling rigs in the Delaware Basin and, as of April 23, 2025, we decided to drop to eight drilling rigs by the middle of 2025. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors.
2025 Capital Expenditure Budget
At April 23, 2025, we decreased our estimated drilling, completing and equipping (“D/C/E”) capital expenditures for 2025 to a range of $1.18 to $1.37 billion from a range of $1.28 to $1.47 billion, as we plan to reduce to eight drilling rigs in the middle of the year as well as adjust our completions schedule. At April 23, 2025, our estimated midstream capital expenditures for 2025 remained $120.0 to $180.0 million, which includes our proportionate share of San Mateo’s estimated 2025 capital expenditures as well as the estimated 2025 capital expenditures for other wholly-owned midstream projects. The midstream capital expenditure budget includes 51% of the costs associated with San Mateo’s construction of an additional natural gas processing plant with a designed inlet processing capacity of 200 MMcf per day, including a nitrogen rejection unit and additional related facilities, to expand its Marlan cryogenic natural gas processing plant (the “Marlan Processing Plant Expansion”), which is expected to be online in the second quarter of 2025.
Capital Resources Update
Matador’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.3125 per share of common stock in February 2025. On April 16, 2025, the Board declared a quarterly cash dividend of $0.3125 per share of common stock payable on June 6, 2025 to shareholders of record as of May 9, 2025.
At March 31, 2025, we had (i) $405.0 million in borrowings outstanding under our existing secured revolving credit facility (the “Credit Agreement”), (ii) approximately $52.9 million in outstanding letters of credit issued pursuant to the Credit Agreement, (iii) $500.0 million of outstanding 6.875% senior notes due 2028 (the “2028 Notes”), (iv) $900.0 million of outstanding 6.50% senior notes due 2032 (the “2032 Notes”) and (v) $750.0 million of outstanding 6.25% senior notes due 2033 (the “2033 Notes”). Between March 31, 2025 and April 23, 2025, we repaid $15.0 million of borrowings under the Credit Agreement.
At March 31, 2025, San Mateo had $655.0 million in borrowings outstanding under San Mateo’s secured revolving credit facility (the “San Mateo Credit Facility”) and approximately $24.4 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Between March 31, 2025 and April 23, 2025, San Mateo repaid $40.0 million of borrowings under the San Mateo Credit Facility.
Critical Accounting Policies
There have been no changes to our critical accounting policies and estimates from those set forth in the Annual Report.

Recent Accounting Pronouncements
See Note 2 to the interim unaudited condensed consolidated financial statements for a description of recent accounting pronouncements.
Results of Operations
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Operating Data
Revenues (in thousands)(1)
Oil	$749,322	$598,514
Natural gas	160,596	105,026
Total oil and natural gas revenues	909,918	703,540
Third-party midstream services revenues	33,499	32,357
Sales of purchased natural gas	62,756	49,446
Realized gain on derivatives	2,714	275
Unrealized gain on derivatives	5,071	2,075
Total revenues	$1,013,958	$787,693
Net Production Volumes(1)
Oil (MBbl)(2)	10,353	7,715
Natural gas (Bcf)(3)	45.1	35.5
Total oil equivalent (MBOE)(4)	17,877	13,628
Average daily production (BOE/d)(5)	198,631	149,760
Average Sales Prices
Oil, without realized derivatives (per Bbl)	$72.38	$77.58
Oil, with realized derivatives (per Bbl)	$72.38	$77.58
Natural gas, without realized derivatives (per Mcf)	$3.56	$2.96
Natural gas, with realized derivatives (per Mcf)	$3.62	$2.97
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

Three Months Ended March 31, 2025 as Compared to Three Months Ended March 31, 2024
Oil and natural gas revenues. Our oil and natural gas revenues increased $206.4 million, or 29%, to $909.9 million for the three months ended March 31, 2025, as compared to $703.5 million for the three months ended March 31, 2024. Our oil revenues increased $150.8 million, or 25%, to $749.3 million for the three months ended March 31, 2025, as compared to $598.5 million for the three months ended March 31, 2024. The increase in oil revenues resulted from a 34% increase in our oil production to 10.4 million Bbl for the three months ended March 31, 2025, as compared to 7.7 million Bbl for the three months ended March 31, 2024, which was partially offset by a 7% decrease in the weighted average oil price realized for the three months ended March 31, 2025 to $72.38 per Bbl, as compared to $77.58 per Bbl for the three months ended March 31, 2024. Our natural gas revenues increased $55.6 million, or 53%, to $160.6 million for the three months ended March 31, 2025, as compared to $105.0 million for the three months ended March 31, 2024. The increase in natural gas revenues resulted from a 27% increase in our natural gas production to 45.1 Bcf for the three months ended March 31, 2025, as compared to 35.5 Bcf for the three months ended March 31, 2024 and a 20% increase in the weighted average natural gas price realized for the three months ended March 31, 2025 to $3.56 per Mcf, as compared to a weighted average natural gas price of $2.96 per Mcf realized for the three months ended March 31, 2024.
Third-party midstream services revenues. Our third-party midstream services revenues increased $1.1 million, or 4%, to $33.5 million for the three months ended March 31, 2025, as compared to $32.4 million for the three months ended March 31, 2024. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells.
Sales of purchased natural gas. Our sales of purchased natural gas increased $13.3 million, or 27%, to $62.8 million for the three months ended March 31, 2025, as compared to $49.4 million for the three months ended March 31, 2024. This increase was primarily the result of a 44% increase in natural gas price realized, which was partially offset by a 12% decrease in natural gas volumes sold. Sales of purchased natural gas reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at San Mateo’s cryogenic natural gas processing plants and subsequently sell the residue natural gas and NGLs to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our interim unaudited condensed consolidated statements of income.
Realized gain on derivatives. Our realized gain on derivatives was $2.7 million for the three months ended March 31, 2025, as compared to a realized gain of $0.3 million for the three months ended March 31, 2024. We realized a net gain of $2.7 million related to our natural gas basis differential swap contracts for the three months ended March 31, 2025, resulting primarily from natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts. For the three months ended March 31, 2024, we realized a net gain of $0.3 million related to our natural gas basis differential swap contracts, resulting primarily from natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts. We realized an average gain on our natural gas derivatives of approximately $0.06 per Mcf produced during the three months ended March 31, 2025, as compared to an average gain of approximately $0.01 per Mcf produced during the three months ended March 31, 2024.
Unrealized gain on derivatives. During the three months ended March 31, 2025, the aggregate net fair value of our open oil and natural gas costless collars and natural gas basis differential swap contracts changed to a net asset of $21.0 million from a net asset of $16.0 million at December 31, 2024, resulting in an unrealized gain on derivatives of $5.1 million for the three months ended March 31, 2025. During the three months ended March 31, 2024, the aggregate net fair value of our open natural gas basis differential swap contracts changed to a net asset of $4.7 million from a net asset of $2.7 million at December 31, 2023, resulting in an unrealized gain on derivatives of $2.1 million for the three months ended March 31, 2024.

Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Three Months Ended March 31,
(In thousands, except expenses per BOE)	2025	2024
Expenses
Production taxes, transportation and processing	$93,845	$70,153
Lease operating	106,566	76,295
Plant and other midstream services operating	52,913	39,623
Purchased natural gas	54,133	39,432
Depletion, depreciation and amortization	281,891	212,311
Accretion of asset retirement obligations	1,727	1,273
General and administrative	33,732	29,653
Total expenses	624,807	468,740
Operating income	389,151	318,953
Other income (expense)
Interest expense	(49,489)	(39,562)
Other income	5,506	577
Total other expense	(43,983)	(38,985)
Income before income taxes	345,168	279,968
Income tax provision (benefit)
Current	22,981	17,272
Deferred	59,940	49,506
Total income tax provision	82,921	66,778
Net income	262,247	213,190
Net income attributable to non-controlling interest in subsidiaries	(22,162)	(19,461)
Net income attributable to Matador Resources Company shareholders	$240,085	$193,729
Expenses per BOE
Production taxes, transportation and processing	$5.25	$5.15
Lease operating	$5.96	$5.60
Plant and other midstream services operating	$2.96	$2.91
Depletion, depreciation and amortization	$15.77	$15.58
General and administrative	$1.89	$2.18
Three Months Ended March 31, 2025 as Compared to Three Months Ended March 31, 2024
Production taxes, transportation and processing. Our production taxes and transportation and processing expenses increased $23.7 million, or 34%, to $93.8 million for the three months ended March 31, 2025, as compared to $70.2 million for the three months ended March 31, 2024. The increase was primarily attributable to an $18.2 million increase in production taxes to $72.2 million for the three months ended March 31, 2025, as compared to $54.0 million for the three months ended March 31, 2024, and a $5.5 million increase in transportation and processing expenses to $21.7 million for the three months ended March 31, 2025, as compared to $16.2 million for the three months ended March 31, 2024. This increase in production taxes and transportation and processing expenses is primarily due to the increase in oil and natural gas revenues between the two periods. On a unit-of-production basis, our production taxes and transportation and processing expenses increased 2% to $5.25 per BOE for the three months ended March 31, 2025, as compared to $5.15 per BOE for the three months ended March 31, 2024.

Lease operating. Our lease operating expenses increased $30.3 million, or 40%, to $106.6 million for the three months ended March 31, 2025, as compared to $76.3 million for the three months ended March 31, 2024. Our lease operating expenses on a unit-of-production basis increased 6% to $5.96 per BOE for the three months ended March 31, 2025, as compared to $5.60 per BOE for the three months ended March 31, 2024. These increases were primarily attributable to the increased number of wells being operated by us, including 204 wells from the Ameredev Acquisition, and other operators (where we own a working interest) for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $13.3 million, or 34%, to $52.9 million for the three months ended March 31, 2025, as compared to $39.6 million for the three months ended March 31, 2024. This increase was primarily attributable to increased throughput volumes from Matador and other San Mateo customers, which resulted in (i) increased expenses associated with our expanded pipeline operations of $26.1 million for the three months ended March 31, 2025, as compared to $16.2 million for the three months ended March 31, 2024, and (ii) increased expenses associated with our commercial produced water disposal operations of $16.8 million for the three months ended March 31, 2025, as compared to $14.4 million for the three months ended March 31, 2024.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $69.6 million, or 33%, to $281.9 million for the three months ended March 31, 2025, as compared to $212.3 million for the three months ended March 31, 2024, primarily as a result of a 31% increase in our total oil equivalent production for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 1% to $15.77 per BOE for the three months ended March 31, 2025, as compared to $15.58 per BOE for the three months ended March 31, 2024.
General and administrative. Our general and administrative expenses increased $4.1 million, or 14%, to $33.7 million for the three months ended March 31, 2025, as compared to $29.7 million for the three months ended March 31, 2024, primarily due to increased compensation expenses for our existing employees as well as the addition of new employees to support the continued growth in our land, geoscience, drilling, completion, production, midstream and administration functions. Our general and administrative expenses decreased by 13% on a unit-of-production basis to $1.89 per BOE for the three months ended March 31, 2025, as compared to $2.18 per BOE for the three months ended March 31, 2024, primarily as a result of a 31% increase in our total oil equivalent production between the two periods.
Interest expense. For the three months ended March 31, 2025, we incurred total interest expense of $58.2 million. We capitalized $8.7 million of our interest expense on certain qualifying projects for the three months ended March 31, 2025 and expensed the remaining $49.5 million to operations. For the three months ended March 31, 2024, we incurred total interest expense of $45.4 million. We capitalized $5.9 million of our interest expense on certain qualifying projects for the three months ended March 31, 2024 and expensed the remaining $39.6 million to operations. The increase in interest expense for the three months ended March 31, 2025 was primarily attributable to an increase in our total senior notes outstanding to $2.15 billion at March 31, 2025, as compared to $1.20 billion at March 31, 2024.
Income tax provision. We recorded a current income tax provision of $23.0 million and a deferred income tax provision of $59.9 million for the three months ended March 31, 2025. We recorded a current income tax provision of $17.3 million and a deferred income tax provision of $49.5 million for the three months ended March 31, 2024. Our effective income tax rate of 26% for each of the three months ended March 31, 2025 and 2024 differed from the U.S. federal statutory rate due primarily to state taxes in New Mexico.
Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue to be during the remainder of 2025 and for the foreseeable future, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. We expect to fund our 2025 capital expenditures through a combination of cash on hand, operating cash flows and performance incentives paid to us by Five Point Energy, LLC or its affiliates. If capital expenditures were to exceed our operating cash flows during the remainder of 2025, we expect to fund any such excess capital expenditures, including for significant acquisitions, through borrowings under the Credit Agreement or the San Mateo Credit Facility (assuming availability under such facilities) or through other capital sources, including borrowings under expanded or additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to generate operating cash flows and access outside sources of capital.
The Board declared a quarterly cash dividend of $0.3125 per share of common stock in February 2025. On April 16, 2025, the Board declared a quarterly cash dividend of $0.3125 per share of common stock payable on June 6, 2025 to shareholders of record as of May 9, 2025.

On April 16, 2025, the Board authorized a share repurchase program (the “Share Repurchase Program”) of up to $400.0 million of common stock. These repurchases may be conducted through a variety of methods, including open market purchases, 10b5-1 trading plans, privately negotiated transactions or other means. The timing and number of shares that we may purchase is subject to a variety of factors, including our stock price, market conditions, trading volume and other uses for our free cash flow. There can be no assurance regarding the exact number of shares to be repurchased by the Company, if any. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice, and the Share Repurchase Program does not obligate the Company to acquire any amount of common stock. On April 28, 2025, we repurchased 250,000 shares of our common stock at an average price of $41.45 per share, totaling $10.4 million under the Share Repurchase Program.
The Credit Agreement requires us to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities of debt, of not less than 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to the greater of $150.0 million or 10% of the elected borrowing commitments of unrestricted cash and cash equivalents), divided by a rolling four quarter EBITDA calculation, of 3.5 or less at the end of each fiscal quarter. We believe that we were in compliance with the terms of the Credit Agreement at March 31, 2025.
At March 31, 2025, we had cash totaling $14.5 million and restricted cash totaling $63.0 million, which was primarily associated with San Mateo. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries.
At March 31, 2025, we had (i) $500.0 million of outstanding 2028 Notes, (ii) $900.0 million of outstanding 2032 Notes, (iii) $750.0 million of outstanding 2033 Notes, (iv) $405.0 million in borrowings outstanding under the Credit Agreement and (v) approximately $52.9 million in outstanding letters of credit issued pursuant to the Credit Agreement. Between March 31, 2025 and April 23, 2025, we repaid $15.0 million of borrowings under the Credit Agreement.
At March 31, 2025, San Mateo had $655.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $24.4 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Between March 31, 2025 and April 23, 2025, San Mateo repaid $40.0 million of borrowings under the San Mateo Credit Facility. The outstanding borrowings under the San Mateo Credit Facility mature on November 26, 2029, and lender commitments under the facility were $800.0 million at March 31, 2025. The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments to up to $1.05 billion. The San Mateo Credit Facility is non-recourse with respect to Matador and its other subsidiaries but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s debt to EBITDA ratio is greater than 4.50 or San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. We believe that San Mateo was in compliance with the terms of the San Mateo Credit Facility at March 31, 2025.
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures for the remainder of 2025. We began 2025 operating nine drilling rigs in the Delaware Basin and, as of April 23, 2025, we decided to drop to eight drilling rigs by the middle of 2025. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. At April 23, 2025, we decreased our estimated D/C/E capital expenditures for 2025 to a range of $1.18 to $1.37 billion from a range of $1.28 to $1.47 billion, as we plan to reduce to eight drilling rigs in the middle of the year as well as adjust our completions schedule. At April 23, 2025, our estimated midstream capital expenditures for 2025 remained $120.0 to $180.0 million, which includes our proportionate share of San Mateo’s estimated 2025 capital expenditures as well as the estimated 2025 capital expenditures for other wholly-owned midstream projects. The midstream capital expenditure budget includes 51% of the costs associated with the Marlan Processing Plant Expansion that is expected to be online in the second quarter of 2025. Substantially all of these 2025 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities. Our 2025 Delaware Basin operated drilling program is expected to focus on the continued development of our various asset areas throughout the Delaware Basin, with a continued emphasis on drilling and completing a high percentage of longer horizontal wells.

As we have done in recent years, we may divest portions of our non-core assets as well as consider monetizing other assets, such as certain midstream assets and mineral and royalty interests, as value-creating opportunities arise. During the first quarter of 2025, we divested our remaining assets in the Eagle Ford shale for $22.2 million. In addition, during 2025, we intend to continue evaluating the opportunistic acquisition of producing properties, acreage and mineral interests and midstream assets, principally in the Delaware Basin. These monetizations, divestitures and expenditures are opportunity-specific, and purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these 2025 monetizations, divestitures and capital expenditures with any degree of certainty; therefore, we have not provided estimated proceeds related to monetizations or divestitures or estimated capital expenditures related to acquiring producing properties, acreage and mineral interests and midstream assets for 2025.
Our 2025 capital expenditures may be adjusted as business conditions warrant, and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated or non-operated wells, our drilling results, the actual costs and scope of our midstream activities, the ability of our joint venture partners to meet their capital obligations, other opportunities that may become available to us and our ability to obtain capital. When oil or natural gas prices decline, or costs increase significantly, we have the flexibility to defer a significant portion of our capital expenditures until later periods to conserve cash or to focus on projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling, completion and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in our exploration and development activities, contractual obligations, drilling plans for properties we do not operate and other factors both within and outside our control.
Exploration and development activities are subject to a number of risks and uncertainties, which could cause these activities to be less successful than we anticipate. A significant portion of our anticipated cash flows from operations for the remainder of 2025 is expected to come from producing wells and development activities on currently proved properties in the Delaware Basin and the Haynesville shale in Northwest Louisiana. Our existing operated and non-operated wells may not produce at the levels we are forecasting or may be temporarily shut in or restricted due to low commodity prices, and our exploration and development activities in these areas may not be as successful as we anticipate. Additionally, our anticipated cash flows from operations are based upon current expectations of oil and natural gas prices for 2025 and the hedges we currently have in place. For further discussion of our expectations of such commodity prices, see “—General Outlook and Trends” below. At times, we use commodity derivative financial instruments to mitigate our exposure to fluctuations in oil, natural gas and NGL prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices. See Note 8 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments.
Our unaudited cash flows for the three months ended March 31, 2025 and 2024 are presented below:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net cash provided by operating activities	$727,879	$468,562
Net cash used in investing activities	(511,662)	(543,315)
Net cash (used in) provided by financing activities	(233,443)	42,781
Net change in cash and restricted cash	$(17,226)	$(31,972)
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$644,223	$505,370
__________________
(1)Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Non-GAAP Financial Measures” below.
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $259.3 million to $727.9 million for the three months ended March 31, 2025 from $468.6 million for the three months ended March 31, 2024. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased $127.1 million to $608.5 million for the three months ended March 31, 2025 from $481.4 million for the three months ended March 31, 2024. This increase was primarily attributable to higher oil and natural gas production and higher realized natural gas prices for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, partially offset by lower realized oil prices. Changes in our operating assets and liabilities between the two periods resulted in a net increase of approximately $132.2 million in net cash provided by operating activities for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Net Cash Used in Investing Activities
Net cash used in investing activities decreased $31.7 million to $511.7 million for the three months ended March 31, 2025 from $543.3 million for the three months ended March 31, 2024. This decrease in net cash used in investing activities was primarily due to (i) a decrease between the periods of $120.6 million in expenditures related to the acquisition of oil and natural gas properties, (ii) a decrease between the periods of $32.2 million in midstream capital expenditures and (iii) an increase between the periods of $21.3 million related to proceeds from the sale of assets. These decreases were partially offset by an increase between the periods of $141.7 million in D/C/E capital expenditures primarily attributable to our operated and non-operated drilling, completion and equipping activities in the Delaware Basin.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities increased $276.2 million to $233.4 million for the three months ended March 31, 2025 from net cash provided by financing activities of $42.8 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, our primary uses of cash from financing activities included (i) net repayments under the Credit Agreement of $190.5 million, (ii) dividends paid of $39.2 million, (iii) net distributions related to San Mateo of $35.6 million and (iv) payment of taxes related to stock-based compensation of $10.5 million. These decreases were partially offset by net borrowings under the San Mateo Credit Facility of $40.0 million. During the three months ended March 31, 2024, our primary sources of cash from financing activities included proceeds of $344.7 million from our March 2024 underwritten public offering of shares of our common stock, partially offset by (w) net repayments under the Credit Agreement of $240.0 million, (x) dividends paid of $23.9 million, (y) net distributions related to San Mateo of $18.4 million and (z) payment of taxes related to stock-based compensation of $13.5 million.
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

	Three Months Ended March 31,
(In thousands)	2025	2024
Unaudited Adjusted EBITDA Reconciliation to Net Income
Net income attributable to Matador Resources Company shareholders	$240,085	$193,729
Net income attributable to non-controlling interest in subsidiaries	22,162	19,461
Net income	262,247	213,190
Interest expense	49,489	39,562
Total income tax provision	82,921	66,778
Depletion, depreciation and amortization	281,891	212,311
Accretion of asset retirement obligations	1,727	1,273
Unrealized gain on derivatives	(5,071)	(2,075)
Non-cash stock-based compensation expense	3,888	2,838
Non-recurring income	(3,286)	—
Consolidated Adjusted EBITDA	673,806	533,877
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(29,583)	(28,507)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$644,223	$505,370

	Three Months Ended March 31,
(In thousands)	2025	2024
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$727,879	$468,562
Net change in operating assets and liabilities	(119,385)	12,792
Interest expense, net of non-cash portion	45,826	34,918
Current income tax provision	22,981	17,272
Other non-cash and non-recurring (income) expense	(3,495)	333
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(29,583)	(28,507)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$644,223	$505,370
For the three months ended March 31, 2025, net income attributable to Matador shareholders increased $46.4 million to $240.1 million, as compared to $193.7 million for the three months ended March 31, 2024. The increase in net income attributable to Matador shareholders primarily resulted from higher oil and natural gas production and higher realized natural gas prices for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. These increases to net income were partially offset by lower realized oil prices, increased depletion, depreciation and amortization expenses of $281.9 million for the three months ended March 31, 2025, as compared to $212.3 million for the three months ended March 31, 2024, and an income tax provision of $82.9 million for the three months ended March 31, 2025, as compared to an income tax provision of $66.8 million for the three months ended March 31, 2024.
Adjusted EBITDA, a non-GAAP financial measure, increased $138.9 million to $644.2 million for the three months ended March 31, 2025, as compared to $505.4 million for the three months ended March 31, 2024. This increase was primarily attributable to higher oil and natural gas production and higher realized natural gas prices, partially offset by lower realized oil prices, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Off-Balance Sheet Arrangements
From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2025, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) firm gathering, transportation, processing, fractionation, sales and disposal commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, we have no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 10 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.
Obligations and Commitments
We had the following material contractual obligations and commitments at March 31, 2025:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations
Borrowings, including letters of credit(1)	$1,137,308	$—	$—	$1,137,308	$—
Senior unsecured notes(2)	2,150,000	—	—	500,000	1,650,000
Office leases	90,740	455	10,273	11,352	68,660
Non-operated drilling commitments(3)	46,536	46,536	—	—	—
Drilling rig contracts(4)	28,762	28,762	—	—	—
Asset retirement obligations(5)	120,426	8,285	2,642	1,413	108,086
Transportation, gathering, processing and disposal agreements with non-affiliates(6)	693,259	102,813	224,802	154,684	210,960
Transportation, gathering, processing and disposal agreements with San Mateo(7)	789,008	2,297	213,424	165,272	408,015
Midstream contracts(8)	73,771	73,771	—	—	—
Total contractual cash obligations	$5,129,810	$262,919	$451,141	$1,970,029	$2,445,721
__________________
(1)The amounts included in the table above represent principal maturities only. At March 31, 2025, we had $405.0 million in borrowings outstanding under the Credit Agreement and approximately $52.9 million in outstanding letters of credit issued pursuant to the Credit Agreement. The outstanding borrowings under the Credit Agreement mature on March 22, 2029. At March 31, 2025, San Mateo had $655.0 million of borrowings outstanding under the San Mateo Credit Facility and approximately $24.4 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The outstanding borrowings under the San Mateo Credit Facility mature on November 26, 2029. Assuming the amounts outstanding and interest rates of 6.18% and 6.43% respectively, for the Credit Agreement and the San Mateo Credit Facility at March 31, 2025, the interest expense for such facilities is expected to be approximately $25.4 million and $42.7 million, respectively, each year until maturity.
(2)The amounts included in the table above represent principal maturities only. Interest expense on the $500.0 million of outstanding 2028 Notes as of March 31, 2025 is expected to be approximately $34.4 million each year until maturity. Interest expense on the $900.0 million of outstanding 2032 Notes as of March 31, 2025 is expected to be approximately $58.5 million. Interest expense on the $750.0 million of outstanding 2033 Notes as of March 31, 2025 is expected to be approximately $46.9 million.
(3)At March 31, 2025, we had outstanding commitments to participate in the drilling and completion of various non-operated wells.
(4)We do not own or operate our own drilling rigs, but instead we enter into contracts with third parties for such drilling rigs.
(5)The amounts included in the table above represent discounted cash flow estimates for future asset retirement obligations at March 31, 2025.
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
(7)We dedicated to San Mateo our current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, we dedicated to San Mateo our current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements. In

2024, we also dedicated to San Mateo certain of our current and future leasehold interests in the Ranger and Antelope Ridge asset areas pursuant to 15-year, fixed-fee natural gas gathering, compression, treating and processing agreements with San Mateo whereby San Mateo will gather, compress, treat and process natural gas produced from our operated wells primarily in northern Lea County, New Mexico. See Note 10 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information about these contractual commitments.
(8)At March 31, 2025, we had outstanding commitments related to San Mateo’s Marlan Processing Plant Expansion, in addition to commitments to purchase compressors to be utilized in San Mateo operations.
General Outlook and Trends
Our business success and financial results are dependent on many factors beyond our control, such as economic, political and regulatory developments, as well as competition from other sources of energy. For example, the recent election of President Trump and a Republican-controlled Congress has altered, and may continue to alter, our current regulatory framework and may impact our business and the oil and gas industry generally. Commodity price volatility, in particular, is a significant risk to our business, cash flows and results of operations. Commodity prices are affected by changes in market supply and demand, which are impacted by overall economic activity, ongoing military conflicts, including ongoing military conflicts between Russia and Ukraine and in the Middle East, political instability, particularly in China and in the Middle East, the actions of Organization of Petroleum Exporting Countries, Russia and certain other oil-exporting countries (“OPEC+”), weather, pipeline capacity constraints, inventory storage levels, domestic or global health concerns, oil and natural gas price differentials and other factors.
The prices we receive for oil, natural gas and NGLs heavily influence our revenues, profitability, cash flow available for capital expenditures, the repayment of debt, the payment of cash dividends, if any, and the repurchase of common stock, if any, access to capital, borrowing capacity under our Credit Agreement and future rate of growth. Oil, natural gas and NGL prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil, natural gas and NGLs have been volatile, and these markets will likely continue to be volatile in the future. Declines in oil, natural gas or NGL prices not only reduce our revenues, but could also reduce the amount of oil, natural gas and NGLs we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations, cash flows and reserves and our ability to comply with the financial covenants under our Credit Agreement. See “Risk Factors—Risks Related to our Financial Condition—Our success is dependent on the prices of oil, natural gas and NGLs. Low oil, natural gas and NGL prices and the continued volatility in these prices may adversely affect our financial condition and our ability to meet our capital expenditure requirements and financial obligations” in the Annual Report.
Oil prices were lower in the first quarter of 2025, as compared to the first quarter of 2024. For the three months ended March 31, 2025, oil prices averaged $71.42 per Bbl, ranging from a high of $80.04 per Bbl in mid-January to a low of $66.03 per Bbl in mid-March, based upon the West Texas Intermediate (“WTI”) oil futures contract price for the earliest delivery date. Oil prices averaged $76.91 per Bbl for the three months ended March 31, 2024. We realized a weighted average oil price of $72.38 per Bbl (with no realized gains or losses from oil derivatives) for our oil production for the three months ended March 31, 2025, as compared to $77.58 per Bbl (with no realized gains or losses from oil derivatives) for our oil production for the three months ended March 31, 2024. Oil prices have experienced increased volatility since March 31, 2025. At April 23, 2025, the WTI oil futures contract for the earliest delivery date had decreased from the average price for the first quarter of 2025 of $71.42 per Bbl, settling at $62.27 per Bbl, which was a decrease as compared to $83.36 per Bbl at April 23, 2024.
Natural gas prices were higher in the first quarter of 2025, as compared to the first quarter of 2024. For the three months ended March 31, 2025, natural gas prices averaged $3.87 per MMBtu, ranging from a low of $3.04 per MMBtu in late January to a high of $4.49 per MMBtu in mid-March, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. Natural gas prices averaged $2.10 per MMBtu for the three months ended March 31, 2024. We report production volumes in two streams, oil and natural gas (which includes both dry gas and NGLs). Waha prices were also higher for the first quarter of 2025, as compared to the first quarter of 2024, which contributed to higher realized weighted average natural gas prices for the first quarter of 2025. We realized a weighted average natural gas price of $3.56 per Mcf ($3.62 per Mcf including realized gains from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended March 31, 2025, as compared to $2.96 per Mcf ($2.97 per Mcf including realized gains from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended March 31, 2024. Certain volumes of our natural gas production are sold at prices established at the beginning of each month by the various markets where we sell our natural gas production, and certain volumes of our natural gas production are sold at daily market prices. At April 23, 2025, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had decreased from the average price for the first quarter of 2025 of $3.87 per MMBtu, to $3.02 per MMBtu, which was an increase as compared to $1.81 per MMBtu at April 23, 2024.

The prices we receive for oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the WTI oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At March 31, 2025, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and a significant portion of our natural gas production from the Delaware Basin was sold based on Houston Ship Channel pricing, while the remainder of our Delaware Basin natural gas production was sold primarily based on prices established at the Waha hub in far West Texas.
The Midland-Cushing (Oklahoma) oil price differential has been highly volatile in recent years. At April 23, 2025, this oil price differential was positive at approximately +$0.93 per Bbl. At April 23, 2025, we had no derivative contracts in place to mitigate our exposure to this Midland-Cushing (Oklahoma) oil price differential for 2025.
Certain volumes of our Delaware Basin natural gas production are exposed to the Waha-Henry Hub basis differential, which has also been highly volatile in recent years. In recent years, concerns about natural gas pipeline takeaway capacity out of the Delaware Basin began to increase and as a result, the Waha-Henry Hub basis differential began to widen. The Waha-Henry Hub basis differential averaged ($2.46) per MMBtu for the three months ended March 31, 2025. Between March 31, 2025 and April 23, 2025, this natural gas price differential remained wide at approximately ($2.36) per MMBtu. A significant portion of our Delaware Basin natural gas production, however, is sold at Houston Ship Channel pricing and is not exposed to Waha pricing. During 2023 and 2024, we typically realized a narrower differential to natural gas sold at the Waha hub despite higher transportation charges incurred to transport the natural gas to the Gulf Coast. At certain times, we may also sell a portion of our natural gas production into other markets to improve our realized natural gas pricing. Further, approximately 4% of our reported natural gas production for the three months ended March 31, 2025 was attributable to the Haynesville shale play, which is not exposed to Waha pricing. In addition, as a two-stream reporter, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
From time to time, we use derivative financial instruments to mitigate our exposure to commodity price risk associated with oil, natural gas and NGL prices. Even so, decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. This, in turn, may affect the liquidity that can be accessed through the borrowing base under the Credit Agreement and through the capital markets. During the first three months of 2025, we realized a net gain on our natural gas basis differential derivative contracts of approximately $2.7 million, resulting primarily from natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts. At April 23, 2025, we had derivative natural gas basis differential swap contracts in place to mitigate our exposure to the Waha-Henry Hub basis differential for approximately 8.3 Bcf of our anticipated natural gas production for the remainder of 2025 and 54.8 Bcf for 2026.
We have at times experienced pipeline-related interruptions to our oil, natural gas or NGL production or produced water disposal. In certain recent periods, shortages of NGL fractionation capacity were experienced by certain operators in the Delaware Basin. Although we did not encounter such fractionation capacity problems, we can provide no assurances that such problems will not arise. If we do experience any material interruptions with produced water disposal, takeaway capacity or NGL fractionation, our oil and natural gas revenues, business, financial condition, results of operations and cash flows could be adversely affected. Should we experience future periods of negative pricing for natural gas, as we have experienced historically, including in 2024, we may temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results.
We have at times experienced inflation in the costs of certain oilfield services, including diesel, steel, labor, trucking, sand, personnel and completion costs, among others. Should oil prices increase, we may be subject to additional service cost inflation in future periods, which may increase our costs to drill, complete, equip and operate wells. In addition, supply chain disruptions, tariffs and trade restrictions and other inflationary pressures experienced in recent periods throughout the United States and global economy and in the oil and natural gas industry may limit our ability to procure the necessary products and services we need for drilling, completing and producing wells in a timely and cost-effective manner, which could result in reduced margins and delays to our operations and could, in turn, adversely affect our business, financial condition, results of operations and cash flows.

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
Tariffs and Trading Relationships
In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including China. Increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of raw materials or contribute to inflation in the markets in which we operate. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.
Regulatory Matters
Our oil and natural gas exploration, development, production, midstream and related operations are subject to extensive federal, state and local laws, rules and regulations. Failure to comply with these laws, rules and regulations can result in substantial monetary penalties or delay or suspension of operations. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these laws, rules and regulations are frequently amended or reinterpreted and new laws, rules and regulations are proposed or promulgated, we are unable to predict the future cost or impact of complying with the laws, rules and regulations to which we are, or will become, subject. For more information about the Company’s regulatory matters, see “Business—Regulation” and “Risk Factors—Risks Related to Laws and Regulations” in the Annual Report. The following disclosures about our regulatory matters provide an update to, and should be read in conjunction with, the above referenced sections of the Annual Report:
On March 6, 2024, the SEC adopted a new set of rules that would require a wide range of climate-related disclosures, including material climate-related risks, information on any climate-related targets or goals that are material to the registrant’s business, results of operations or financial condition, Scope 1 and Scope 2 greenhouse gas emissions on a phased-in basis by certain larger registrants when those emissions are material and the filing of an attestation report covering the same, and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Litigation challenging the rules was filed by multiple parties in multiple jurisdictions, which was consolidated and assigned to the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC announced that it was voluntarily delaying the implementation of the climate disclosure rules while the U.S. Court of Appeals considered the litigation. On March 27, 2025, the SEC voted to end the defense of the rules in the litigation.
On November 18, 2024, the Environmental Protection Agency published final rules under authority of the Inflation Reduction Act of 2022 that would impose a waste emissions charge on large emitters of waste methane from the oil and gas sector. On March 14, 2025, President Trump signed a Joint Resolution of Disapproval under the Congressional Review Act to prohibit the waste emissions charge rules from taking effect.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Except as set forth below, there have been no material changes to the sources and effects of our market risk since December 31, 2024, which are disclosed in Part II, Item 7A of the Annual Report and incorporated herein by reference.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At March 31, 2025, Bank of America, PNC Bank, Truist Bank, The Bank of Nova Scotia, Royal Bank of Canada, Comerica Bank, BOKF (or affiliates thereof), The Toronto Dominion Bank, J.P. Morgan Chase Bank and Wells Fargo Bank were the counterparties for our derivative instruments. We have considered the credit standing of the counterparties in determining the fair value of our derivative financial instruments.
At March 31, 2025, we had various costless collar contracts open and in place to mitigate our exposure to oil and natural gas price volatility, each with an established price floor and ceiling. At March 31, 2025, we had natural gas basis differential swap contracts open and in place to mitigate our exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price. We had no open contracts associated with NGL prices at March 31, 2025.
See Note 8 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments. Such information is incorporated herein by reference.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2025, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
We are party to several legal proceedings encountered in the ordinary course of business. While the ultimate outcome and impact on us cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on our financial condition, results of operations or cash flows.
During the three months ended March 31, 2025, there were no material changes regarding the legal proceedings we have disclosed in “Item 3. Legal Proceedings” in the Annual Report.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see “Item 1A. Risk Factors” in the Annual Report.
Item 2. Repurchase of Equity by the Company or Affiliates
During the quarter ended March 31, 2025, the Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
January 1, 2025 to January 31, 2025	1,764	$60.47	—	—
February 1, 2025 to February 28, 2025	55,627	$57.16	—	—
March 1, 2025 to March 31, 2025	1,208	$51.89	—	—
Total	58,599	$57.15	—	—
_________________
(1)The shares were not re-acquired pursuant to any repurchase plan or program. The Company re-acquired shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.
Item 5. Other Information
Insider Trading Plans
During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

2.1*
Securities Purchase Agreement, dated June 12, 2024, by and among MRC Toro, LLC, MRC Energy Company (solely for the limited purposes stated therein), Ameredev II Parent, LLC, Ameredev Intermediate II, LLC and Ameredev Stateline II, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 12, 2024).

2.2*
Amendment No. 1 to Securities Purchase Agreement, dated August 29, 2024, by and among MRC Toro, LLC, Ameredev II Parent, LLC, Ameredev Intermediate II, LLC and Ameredev Stateline II, LLC (incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

2.3
Amendment No. 2 to Securities Purchase Agreement, dated February 14, 2025, by and among MRC Toro, LLC, Ameredev II Parent, LLC and Ameredev Intermediate II, LLC (incorporated by reference to Exhibit 2.6 to the Annual Report on Form 10-K for the year ended December 31, 2024).

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

4.1
First Supplemental Indenture, dated as of March 18, 2025, by and among MRC Royalties, LLC, a subsidiary of the Company, the existing Guarantor Subsidiaries, the Company and U.S. Bank Trust Company, National Association, as trustee (filed herewith).

4.2
Second Supplemental Indenture, dated as of March 18, 2025, by and among MRC Royalties, LLC, a subsidiary of the Company, the existing Guarantor Subsidiaries, the Company and U.S. Bank Trust Company, National Association, as trustee (filed herewith).

4.3
Third Supplemental Indenture, dated as of March 18, 2025, by and among MRC Royalties, LLC, a subsidiary of the Company, the existing Guarantor Subsidiaries, the Company and Computershare Trust Company, N.A., as trustee (filed herewith).

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

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Income - Unaudited, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

MATADOR RESOURCES COMPANY

Date: April 28, 2025	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: April 28, 2025	By:	/s/ Brian J. Willey
Brian J. Willey
Executive Vice President and Chief Financial Officer