Form 10-Q
period 2025-06-30
Matador Resources Co
filed 2025-07-25
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 22, 2025, there were 124,494,423 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except par value and share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash	$10,520	$23,033
Restricted cash	76,266	71,709
Accounts receivable
Oil and natural gas revenues	336,082	331,590
Joint interest billings	234,727	260,555
Other	87,982	62,584
Derivative instruments	16,173	15,968
Lease and well equipment inventory	43,112	38,469
Prepaid expenses and other current assets	110,992	123,437
Total current assets	915,854	927,345
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	13,383,014	12,534,290
Unproved and unevaluated	1,699,414	1,702,203
Midstream properties	1,854,094	1,683,334
Other property and equipment	49,706	47,532
Less accumulated depletion, depreciation and amortization	(6,784,277)	(6,203,263)
Net property and equipment	10,201,951	9,764,096
Other assets
Derivative instruments	2,859	—
Other long-term assets	159,246	158,668
Total other assets	162,105	158,668
Total assets	$11,279,910	$10,850,109
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$143,735	$147,139
Accrued liabilities	437,194	441,484
Royalties payable	277,560	227,865
Amounts due to affiliates	23,101	30,544
Derivative instruments	11,128	—
Advances from joint interest owners	109,450	83,338
Other current liabilities	69,678	64,987
Total current liabilities	1,071,846	995,357
Long-term liabilities
Borrowings under Credit Agreement	390,000	595,500
Borrowings under San Mateo Credit Facility	778,000	615,000
Senior unsecured notes payable	2,118,005	2,114,908
Asset retirement obligations	116,960	114,237
Derivative instruments	24,179	—
Deferred income taxes	941,846	847,666
Other long-term liabilities	112,552	110,009
Total long-term liabilities	4,481,542	4,397,320
Commitments and contingencies (see Note 10)
Shareholders’ equity
Common stock - $0.01 par value, 160,000,000 shares authorized; 125,416,303 and 125,101,268 shares issued; and 124,176,688 and 125,048,396 shares outstanding, respectively	1,254	1,251
Additional paid-in capital	2,546,557	2,533,247
Retained earnings	2,869,147	2,556,987
Treasury stock, at cost, 1,239,615 and 52,872 shares, respectively	(50,785)	(2,336)
Total Matador Resources Company shareholders’ equity	5,366,173	5,089,149
Non-controlling interest in subsidiaries	360,349	368,283
Total shareholders’ equity	5,726,522	5,457,432
Total liabilities and shareholders’ equity	$11,279,910	$10,850,109

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Oil and natural gas revenues	$815,774	$776,279	$1,725,692	$1,479,819
Third-party midstream services revenues	42,007	32,651	75,506	65,008
Sales of purchased natural gas	67,897	46,265	130,653	95,711
Realized gain on derivatives	6,947	3,770	9,661	4,045
Unrealized loss on derivatives	(37,313)	(11,829)	(32,242)	(9,754)
Total revenues	895,312	847,136	1,909,270	1,634,829
Expenses
Production taxes, transportation and processing	82,783	76,812	176,628	146,965
Lease operating	105,720	79,030	212,286	155,325
Plant and other midstream services operating	45,645	37,258	98,558	76,881
Purchased natural gas	35,944	35,240	90,077	74,672
Depletion, depreciation and amortization	302,602	225,934	584,493	438,245
Accretion of asset retirement obligations	1,767	1,329	3,494	2,602
General and administrative	32,187	27,913	65,919	57,566
Total expenses	606,648	483,516	1,231,455	952,256
Operating income	288,664	363,620	677,815	682,573
Other income (expense)
Interest expense	(53,345)	(35,986)	(102,834)	(75,548)
Other income (expense)	3,502	(2,121)	9,008	(1,544)
Total other expense	(49,843)	(38,107)	(93,826)	(77,092)
Income before income taxes	238,821	325,513	583,989	605,481
Income tax provision (benefit)
Current	23,089	30,104	46,070	47,376
Deferred	33,373	47,882	93,313	97,388
Total income tax provision	56,462	77,986	139,383	144,764
Net income	182,359	247,527	444,606	460,717
Net income attributable to non-controlling interest in subsidiaries	(32,134)	(18,758)	(54,296)	(38,219)
Net income attributable to Matador Resources Company shareholders	$150,225	$228,769	$390,310	$422,498
Earnings per common share
Basic	$1.21	$1.83	$3.13	$3.46
Diluted	$1.21	$1.83	$3.12	$3.45
Weighted average common shares outstanding
Basic	124,418	124,786	124,804	122,253
Diluted	124,456	124,896	124,977	122,438
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Six Months Ended June 30, 2025

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Retained earnings	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2025	125,101	$1,251	$2,533,247	$2,556,987	53	$(2,336)	$5,089,149	$368,283	$5,457,432
Dividends declared ($0.3125 per share)	—	—	—	(39,180)	—	—	(39,180)	—	(39,180)
Issuance of common stock pursuant to employee stock compensation plan	225	2	(7,112)	—	—	—	(7,110)	—	(7,110)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	5,669	—	—	—	5,669	—	5,669
Stock options exercised, net of options forfeited in net share settlements	3	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	75	(3,333)	(3,333)	—	(3,333)
Contribution related to formation of San Mateo, net of tax of $0.6 million (see Note 7)	—	—	2,212	—	—	—	2,212	—	2,212
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(33,810)	(33,810)
Current period net income	—	—	—	240,085	—	—	240,085	22,162	262,247
Balance at March 31, 2025	125,329	$1,253	$2,534,016	$2,757,892	128	$(5,669)	$5,287,492	$356,635	$5,644,127
Dividends declared ($0.3125 per share)	—	—	—	(38,970)	—	—	(38,970)	—	(38,970)
Issuance of common stock pursuant to employee stock compensation plan	44	1	1,107	—	—	—	1,108	—	1,108
Issuance of common stock pursuant to directors’ compensation plan	40	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	6,378	—	—	—	6,378	—	6,378
Stock options exercised, net of options forfeited in net share settlements	3	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	16	(425)	(425)	—	(425)
Contribution related to formation of San Mateo, net of tax of $1.3 million (see Note 7)	—	—	5,056	—	—	—	5,056	—	5,056
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(28,420)	(28,420)
Repurchases of common stock	—	—	—	—	1,096	(44,691)	(44,691)	—	(44,691)
Current period net income	—	—	—	150,225	—	—	150,225	32,134	182,359
Balance at June 30, 2025	125,416	$1,254	$2,546,557	$2,869,147	1,240	$(50,785)	$5,366,173	$360,349	$5,726,522
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Six Months Ended June 30, 2024

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Retained earnings	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2024	119,478	$1,194	$2,133,172	$1,776,541	20	$(45)	$3,910,862	$216,826	$4,127,688
Dividends declared ($0.20 per share)	—	—	—	(23,858)	—	—	(23,858)	—	(23,858)
Issuance of common stock pursuant to employee stock compensation plan	100	1	(11,382)	—	—	—	(11,381)	—	(11,381)
Issuance of common stock pursuant to public offering	5,250	53	344,610	—	—	—	344,663	—	344,663
Cost to issue equity	—	—	(53)	—	—	—	(53)	—	(53)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	5,149	—	—	—	5,149	—	5,149
Stock options exercised, net of options forfeited in net share settlements	7	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	35	(2,046)	(2,046)	—	(2,046)
Contribution related to formation of San Mateo, net of tax of $0.3 million (see Note 7)	—	—	1,185	—	—	—	1,185	—	1,185
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	7,350	7,350
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(25,725)	(25,725)
Current period net income	—	—	—	193,729	—	—	193,729	19,461	213,190
Balance at March 31, 2024	124,835	$1,248	$2,472,681	$1,946,412	55	$(2,091)	$4,418,250	$217,912	$4,636,162
Dividends declared ($0.20 per share)	—	—	—	(24,889)	—	—	(24,889)	—	(24,889)
Issuance of common stock pursuant to employee stock compensation plan	33	1	1,027	—	—	—	1,028	—	1,028
Cost to issue equity	—	—	(2,513)	—	—	—	(2,513)	—	(2,513)
Issuance of common stock pursuant to directors' compensation plan	18	—	—	—	—	—	—	—	—
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	4,967	—	—	—	4,967	—	4,967
Restricted stock forfeited	—	—	—	—	19	(899)	(899)	—	(899)
Contribution related to formation of San Mateo, net of tax of $1.8 million (see Note 7)	—	—	6,913	—	—	—	6,913	—	6,913
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	11,760	11,760
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(24,451)	(24,451)
Current period net income	—	—	—	228,769	—	—	228,769	18,758	247,527
Balance at June 30, 2024	124,886	$1,249	$2,483,075	$2,150,292	74	$(2,990)	$4,631,626	$223,979	$4,855,605
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$444,606	$460,717
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized loss on derivatives	32,242	9,754
Depletion, depreciation and amortization	584,493	438,245
Accretion of asset retirement obligations	3,494	2,602
Stock-based compensation expense	8,460	5,812
Deferred income tax provision	93,313	97,388
Amortization of debt issuance cost and other debt-related costs	7,336	9,586
Other non-cash changes	1,117	(664)
Changes in operating assets and liabilities
Accounts receivable	(7,324)	(55,086)
Lease and well equipment inventory	(21,955)	(7,380)
Prepaid expenses and other current assets	2,126	320
Other long-term assets	(1,029)	(156)
Accounts payable, accrued liabilities and other current liabilities	6,281	28,678
Royalties payable	49,694	33,811
Advances from joint interest owners	26,112	36,485
Other long-term liabilities	(60)	1,377
Net cash provided by operating activities	1,228,906	1,061,489
Investing activities
Drilling, completion and equipping capital expenditures	(745,476)	(611,715)
Acquisition of Ameredev	—	(95,250)
Acquisition of oil and natural gas properties	(125,118)	(256,110)
Midstream capital expenditures	(159,844)	(157,201)
Expenditures for other property and equipment	(1,756)	(771)
Proceeds from sale of assets	22,257	900
Proceeds from sale of equity method investment	3,263	—
Net cash used in investing activities	(1,006,674)	(1,120,147)
Financing activities
Repayments of borrowings under Credit Agreement	(1,235,500)	(1,720,000)
Borrowings under Credit Agreement	1,030,000	1,315,000
Repayments of borrowings under San Mateo Credit Facility	(165,000)	(136,000)
Borrowings under San Mateo Credit Facility	328,000	126,000
Cost to amend credit facilities	(463)	(11,424)
Proceeds from issuance of senior unsecured notes	—	900,000
Cost to issue senior unsecured notes	—	(15,621)
Purchase of senior unsecured notes	—	(699,191)
Proceeds from issuance of common stock	—	344,663
Repurchases of common stock	(44,249)	—
Dividends paid	(78,150)	(48,747)
Contributions related to formation of San Mateo	9,200	10,250
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	19,110
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(62,230)	(50,176)
Taxes paid related to net share settlement of stock-based compensation	(11,081)	(14,440)
Other	(715)	(3,161)
Net cash (used in) provided by financing activities	(230,188)	16,263
Change in cash and restricted cash	(7,956)	(42,395)
Cash and restricted cash at beginning of period	94,742	106,298
Cash and restricted cash at end of period	$86,786	$63,903

Supplemental disclosures of cash flow information (see Note 11)

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED
NOTE 1 — NATURE OF OPERATIONS
Matador Resources Company, a Texas corporation (“Matador” and, collectively with its subsidiaries, the “Company”), is an independent energy company engaged in the exploration, development, production and acquisition of oil and natural gas resources in the United States, with an emphasis on oil and natural gas shale and other unconventional plays. The Company’s current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. The Company also has operations in the Haynesville shale and Cotton Valley plays in Northwest Louisiana. Additionally, the Company conducts midstream operations primarily through its midstream joint venture, San Mateo Midstream, LLC and its subsidiaries (“San Mateo”), in support of, and to provide flow assurance for, the Company’s exploration, development and production operations, and San Mateo provides natural gas processing, oil transportation services, oil, natural gas and produced water gathering services and produced water disposal services to third parties.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements, Basis of Presentation, Consolidation and Significant Estimates
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) but do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025 (the “Annual Report”). The Company consolidates certain subsidiaries and joint ventures that are less-than-wholly-owned and are not involved in oil and natural gas exploration, including San Mateo, and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification (“ASC”), Consolidation (Topic 810). The Company proportionately consolidates certain joint ventures that are less-than-wholly-owned and are involved in oil and natural gas exploration. All intercompany accounts and transactions have been eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all normal, recurring adjustments that are necessary for a fair presentation of the Company’s interim unaudited condensed consolidated financial statements as of June 30, 2025. Amounts as of December 31, 2024 are derived from the Company’s audited consolidated financial statements included in the Annual Report.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Revenues
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the three and six months ended June 30, 2025 and 2024 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from contracts with customers	$925,678	$855,195	$1,931,851	$1,640,538
Realized gain on derivatives	6,947	3,770	9,661	4,045
Unrealized loss on derivatives	(37,313)	(11,829)	(32,242)	(9,754)
Total revenues	$895,312	$847,136	$1,909,270	$1,634,829

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Oil revenues	$719,380	$705,550	$1,468,701	$1,304,064
Natural gas revenues	96,394	70,729	256,991	175,755
Third-party midstream services revenues	42,007	32,651	75,506	65,008
Sales of purchased natural gas	67,897	46,265	130,653	95,711
Total revenues from contracts with customers	$925,678	$855,195	$1,931,851	$1,640,538

Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, the Company is required to perform a ceiling test each quarter that determines a limit, or ceiling, on the capitalized costs of oil and natural gas properties based primarily on the after-tax estimated future net cash flows from oil and natural gas properties using a 10% discount rate and the arithmetic average of first-day-of-the-month oil and natural gas prices for the prior 12-month period. For each of the three and six months ended June 30, 2025 and 2024, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and, as a result, no impairment charge was necessary.
The Company capitalized approximately $18.2 million and $15.1 million of its general and administrative costs for the three months ended June 30, 2025 and 2024, respectively, and $35.7 million and $32.2 million of its general and administrative costs for the six months ended June 30, 2025 and 2024, respectively. The Company capitalized approximately $6.2 million and $9.3 million of its interest expense for the three months ended June 30, 2025 and 2024, respectively, and $14.9 million and $15.2 million of its interest expense for the six months ended June 30, 2025 and 2024, respectively.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The following table sets forth the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2025 and 2024 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average common shares outstanding
Basic	124,418	124,786	124,804	122,253
Dilutive effect of options and restricted stock units	38	110	173	185
Diluted weighted average common shares outstanding	124,456	124,896	124,977	122,438
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
NOTE 3 — BUSINESS COMBINATIONS AND DIVESTITURES
Ameredev Acquisition
On September 18, 2024, a wholly-owned subsidiary of the Company completed the acquisition (the “Ameredev Acquisition”) of Ameredev Stateline II, LLC (“Ameredev”) from affiliates of EnCap Investments L.P., including (i) certain oil and natural gas producing properties and undeveloped acreage located in Lea County, New Mexico and Loving and Winkler Counties, Texas, and (ii) an approximate 19% stake (the “Piñon Investment”) in the parent company of Piñon Midstream, LLC. Refer to Note 6—Business Combinations and Divestitures in the notes to the consolidated financial statements in the Annual Report for additional details regarding the Ameredev Acquisition, including information regarding the Company’s accounting treatment of the Ameredev Acquisition.
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

Pro Forma Information
The results of Ameredev’s operations have been included in the Company’s consolidated financial statements since September 18, 2024. The following unaudited pro forma financial information represents a summary of the condensed consolidated results of operations for the three and six months ended June 30, 2024, assuming the Ameredev Acquisition had been completed as of January 1, 2023. The pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations or the consolidated financial position of the Company would have been had the Ameredev Acquisition occurred on the dates noted above, nor is it necessarily indicative of the future results of operations or consolidated financial position of the Company. Future results may vary significantly from the results reflected because of various factors.
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
	(In thousands, except per share data)
Total revenue	$971,522	$1,810,566
Net income attributable to Matador Resources Company shareholders	$232,048	$405,172

Earnings per share:
Basic	$1.86	$3.31
Diluted	$1.86	$3.31

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 3 — BUSINESS COMBINATIONS AND DIVESTITURES — Continued
Divestitures
During the first quarter of 2025, the Company sold its remaining South Texas assets in the Eagle Ford shale for $22.2 million, which amount is subject to customary post-closing adjustments.
NOTE 4 — ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations for the six months ended June 30, 2025 (in thousands).

Beginning asset retirement obligations	$122,668
Liabilities incurred during period	3,597
Liabilities settled during period	(474)
Divestitures during period	(5,728)
Accretion expense	3,494
Ending asset retirement obligations	123,557
Less: current asset retirement obligations(1)	(6,597)
Long-term asset retirement obligations	$116,960
 _______________
(1)Included in accrued liabilities in the Company’s interim unaudited condensed consolidated balance sheet at June 30, 2025.
NOTE 5 — DEBT
The components of debt, including the effects of issuance costs and discounts, net as of June 30, 2025 and December 31, 2024, are set forth below (in thousands).

	June 30, 2025	December 31, 2024
Revolving credit agreements:
Credit Agreement due 2029	$390,000	$595,500
San Mateo Credit Facility due 2029	778,000	615,000
Senior unsecured notes:
6.875% senior notes due 2028 (the “2028 Notes”)	500,000	500,000
6.500% senior notes due 2032 (the “2032 Notes”)	900,000	900,000
6.250% senior notes due 2033 (the “2033 Notes”)	750,000	750,000
Issuance costs and discounts, net	(31,995)	(35,092)
Total senior unsecured notes payable	2,118,005	2,114,908
Total long-term debt	$3,286,005	$3,325,408
Credit Agreements
MRC Energy Company
At June 30, 2025, the Company had $390.0 million in borrowings outstanding under the Company’s reserves-based revolving credit facility (the “Credit Agreement”) and approximately $52.9 million in outstanding letters of credit issued pursuant to the Credit Agreement. Since June 30, 2025, the Company repaid $30.0 million of borrowings under the Credit Agreement, and at July 22, 2025, the Company had $360.0 million in borrowings outstanding under the Credit Agreement.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 5 — DEBT — Continued
In May 2025, the borrowing base of the Credit Agreement was reaffirmed at $3.25 billion, and the Company kept the elected borrowing commitments at $2.25 billion. This May 2025 reaffirmation of the borrowing base constituted the regularly scheduled May 1 redetermination.
The Credit Agreement requires the Company to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities of debt, of not less than 1.0 at the end of each fiscal quarter, and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to the greater of $150.0 million or 10% of the elected borrowing commitments of unrestricted cash and cash equivalents), divided by a rolling four quarter EBITDA calculation, of 3.5 or less at the end of each fiscal quarter. The Company believes that it was in compliance with the terms of the Credit Agreement at June 30, 2025.
San Mateo Midstream, LLC
At June 30, 2025, San Mateo had $778.0 million in borrowings outstanding under its secured revolving credit facility (the “San Mateo Credit Facility”) and approximately $15.4 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Since June 30, 2025, San Mateo repaid $85.0 million of borrowings under the San Mateo Credit Facility, and at July 22, 2025, San Mateo had $693.0 million in borrowings outstanding under the San Mateo Credit Facility.
In June 2025, San Mateo and certain of its lenders modified the San Mateo Credit Facility to (i) increase the lender commitments from $800.0 million to $850.0 million and (ii) add one new bank to San Mateo’s lending group. The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments of up to $1.05 billion. The San Mateo Credit Facility is non-recourse with respect to Matador and its other subsidiaries but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The outstanding borrowings under the San Mateo Credit Facility mature on November 26, 2029.
The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.0 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.5 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s debt to EBITDA ratio is greater than 4.5 or San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. The Company believes that San Mateo was in compliance with the terms of the San Mateo Credit Facility at June 30, 2025.
NOTE 6 — INCOME TAXES
The Company recorded a current income tax provision of $23.1 million and $46.1 million and a deferred income tax provision of $33.4 million and $93.3 million for the three and six months ended June 30, 2025, respectively. The Company recorded a current income tax provision of $30.1 million and $47.4 million and a deferred income tax provision of $47.9 million and $97.4 million for the three and six months ended June 30, 2024, respectively.
The Company’s effective income tax rate of 27% and 25% for the three months ended June 30, 2025 and 2024, respectively, and 26% for each of the six months ended June 30, 2025 and 2024, differed from the U.S. federal statutory rate due primarily to state taxes in New Mexico.
On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act. The legislation, among other things, makes permanent, extends or modifies certain provisions under the 2017 Tax Cuts and Jobs Act, including a permanent extension of 100% bonus depreciation for certain capital expenditures and immediate deduction of domestic research or experimental expenditures. Pursuant to ASC Topic 740, Income Taxes, the effects of changes in tax law are recognized in the period of enactment. As such, this legislation is not reflected in the Company’s unaudited condensed consolidated financial statements for the periods ended June 30, 2025. The Company is currently evaluating the full impact of this new legislation on its consolidated financial statements.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 7 — EQUITY
Stock-based Compensation
During the six months ended June 30, 2025, the Company granted awards to certain of its employees of 239,750 service-based restricted stock units to be settled in cash, which are liability instruments, and 278,000 performance-based stock units and 56,200 service-based shares of restricted stock, which are equity instruments. The performance-based stock units vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year period ending December 31, 2027, as compared to a designated peer group. The service-based restricted stock and restricted stock units vest over a three-year period. The fair value of these awards was approximately $32.4 million on their respective grant dates.
Common Stock Dividend
Matador’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.3125 per share of common stock in each of the first and second quarters of 2025. The first quarter dividend, which totaled $39.2 million, was paid on March 14, 2025 to shareholders of record as of February 28, 2025. The second quarter dividend, which totaled $39.0 million, was paid on June 6, 2025 to shareholders of record as of May 9, 2025. On July 15, 2025, the Board declared a quarterly cash dividend of $0.3125 per share of common stock payable on September 5, 2025 to shareholders of record as of August 15, 2025.
Share Repurchase Program
On April 16, 2025, the Board authorized a share repurchase program (the “Share Repurchase Program”) of up to $400.0 million of common stock. These repurchases may be conducted through a variety of methods, including open market purchases, 10b5-1 trading plans, privately negotiated transactions or other means.
During the three and six months ended June 30, 2025, the Company repurchased 1,095,667 shares of common stock under the Share Repurchase Program at a weighted average price of $40.37 per common share for a total cost of $44.2 million.
San Mateo Distributions and Contributions
During the three months ended June 30, 2025 and 2024, San Mateo distributed $29.6 million and $25.4 million, respectively, to the Company and $28.4 million and $24.5 million, respectively, to a subsidiary of Five Point Infrastructure LLC (previously, Five Point Energy LLC) (“Five Point”), the Company’s joint venture partner in San Mateo. During the six months ended June 30, 2025 and 2024, San Mateo distributed $64.8 million and $52.2 million, respectively, to the Company and $62.2 million and $50.2 million, respectively, to a subsidiary of Five Point. During the three and six months ended June 30, 2025, there were no contributions to San Mateo by either the Company or Five Point. During the three months ended June 30, 2024, the Company contributed $12.2 million and Five Point contributed $11.8 million of cash to San Mateo. During the six months ended June 30, 2024, the Company contributed $19.9 million and Five Point contributed $19.1 million of cash to San Mateo.
Performance Incentives
Five Point paid the Company $6.4 million and $8.8 million of performance incentives during the three months ended June 30, 2025 and 2024, respectively. Five Point paid the Company $9.2 million and $10.3 million of performance incentives during the six months ended June 30, 2025 and 2024, respectively. These performance incentives are recorded when received, net of the $1.3 million and $1.8 million deferred tax impact to the Company for the three months ended June 30, 2025 and 2024, respectively, and $1.9 million and $2.1 million deferred tax impact to the Company for the six months ended June 30, 2025 and 2024, respectively, in “Additional paid-in capital” in the Company’s interim unaudited condensed consolidated balance sheets. These performance incentives for the three and six months ended June 30, 2025 and 2024 are also denoted as “Contributions related to formation of San Mateo” under “Financing activities” in the Company’s interim unaudited condensed consolidated statements of cash flows and changes in shareholders’ equity.
NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2025, the Company had various costless collar contracts open and in place to mitigate its exposure to oil and natural gas price volatility, each with an established price floor and ceiling. At June 30, 2025, the Company had natural gas basis differential swap contracts open and in place to mitigate its exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price. The Company had no open contracts associated with natural gas liquids prices at June 30, 2025.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
The following is a summary of the Company’s open costless collar contracts at June 30, 2025.

Commodity	Calculation Period	Notional Quantity (Bbl or MMBtu)	Weighted Average Price Floor ($/Bbl or $/MMBtu)	Weighted Average Price Ceiling ($/Bbl or $/MMBtu)	Fair Value of Asset (Liability) (thousands)
Oil	07/01/2025 - 12/31/2025	12,880,000	$52.00	$77.20	$5,258
Natural Gas	01/01/2026 - 12/31/2026	54,750,000	$3.50	$6.70	$6,407
Total open costless collar contracts					$11,665

The following is a summary of the Company’s open basis differential swap contracts at June 30, 2025.

Commodity	Calculation Period	Notional Quantity (MMBtu)	Fixed Price ($/MMBtu)	Fair Value of Asset (Liability) (thousands)
Natural Gas Basis Differential	07/01/2025 - 12/31/2025	5,520,000	$(0.59)	$7,367
Natural Gas Basis Differential	01/01/2026 - 12/31/2026	54,750,000	$(2.52)	$(35,307)
Total open basis differential swap contracts				$(27,940)
The Company’s derivative financial instruments are subject to master netting arrangements, and the Company’s counterparties allow for cross-commodity master netting provided the settlement dates for the commodities are the same. The Company does not present different types of commodities with the same counterparty on a net basis in its interim unaudited condensed consolidated balance sheets.
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the interim unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the condensed consolidated balance sheets	Net amounts presented in the condensed consolidated balance sheets
June 30, 2025
Current assets	$30,344	$(14,171)	$16,173
Other assets	8,459	(5,600)	2,859
Current liabilities	(25,299)	14,171	(11,128)
Long-term liabilities	(29,779)	5,600	(24,179)
Total	$(16,275)	$—	$(16,275)
December 31, 2024
Current assets	$19,899	$(3,931)	$15,968
Current liabilities	(3,931)	3,931	—
Total	$15,968	$—	$15,968

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

		Three Months Ended June 30,		Six Months Ended June 30,
Type of Instrument	Location in Condensed Consolidated Statement of Income	2025	2024	2025	2024
Derivative Instrument
Natural Gas	Revenues: Realized gain on derivatives	$6,947	$3,770	$9,661	$4,045
Realized gain on derivatives		6,947	3,770	9,661	4,045
Oil	Revenues: Unrealized gain (loss) on derivatives	17,724	(14,704)	1,582	(14,704)
Natural Gas	Revenues: Unrealized (loss) gain on derivatives	(55,037)	2,875	(33,824)	4,950
Unrealized loss on derivatives		(37,313)	(11,829)	(32,242)	(9,754)
Total		$(30,366)	$(8,059)	$(22,581)	$(5,709)
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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of June 30, 2025 and December 31, 2024 (in thousands).

	Fair Value Measurements at June 30, 2025 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil costless collars	$—	$5,258	$—	$5,258
Natural gas costless collars	—	6,407	—	6,407
Natural gas basis differential swaps	—	(27,940)	—	(27,940)
Total	$—	$(16,275)	$—	$(16,275)

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
Other Fair Value Measurements
At June 30, 2025 and December 31, 2024, the carrying values reported on the interim unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners and other current liabilities approximated their fair values due to their short-term maturities.
At June 30, 2025 and December 31, 2024, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
At June 30, 2025 and December 31, 2024, the fair value of the 2028 Notes was $509.9 million and $505.4 million, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
At June 30, 2025 and December 31, 2024, the fair value of the 2032 Notes was $901.1 million and $890.7 million, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
At June 30, 2025 and December 31, 2024, the fair value of the 2033 Notes was $742.5 million and $730.6 million, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
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
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Produced Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and produced water from certain portions of its acreage for transportation, gathering, processing, fractionation, sales and disposal. The Company paid approximately $22.0 million and $16.3 million for services under these agreements during the three months ended June 30, 2025 and 2024, respectively, and $43.4 million and $31.7 million for services under these agreements during the six months ended June 30, 2025 and 2024, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at June 30, 2025, the total deficiencies required to be paid by the Company under these agreements would be approximately $719.4 million.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 10 — COMMITMENTS AND CONTINGENCIES — Continued
San Mateo Commitments
The Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area and acreage in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and the Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, the Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements. In 2024, the Company also dedicated to San Mateo certain of its current and future leasehold interests in the Ranger and Antelope Ridge asset areas pursuant to 15-year, fixed-fee natural gas gathering, compression, treating and processing agreements (collectively with the transportation, gathering, produced water disposal and natural gas processing agreements, the “Operational Agreements”). San Mateo provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The remaining minimum contractual obligation under the Operational Agreements at June 30, 2025 was approximately $773.3 million.
Legal Proceedings
The Company is a party to several legal proceedings encountered in the ordinary course of its business. While the ultimate outcome and impact on the Company cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
NOTE 11 — SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at June 30, 2025 and December 31, 2024 (in thousands).

	June 30, 2025	December 31, 2024
Accrued evaluated and unproved and unevaluated property costs	$185,148	$197,817
Accrued midstream properties costs	49,359	31,595
Accrued lease operating expenses	93,828	92,364
Accrued interest on debt	30,482	34,769
Accrued asset retirement obligations	6,597	8,431
Accrued partners’ share of joint interest charges	50,630	41,614
Accrued payable related to purchased natural gas	11,674	9,063
Other	9,476	25,831
Total accrued liabilities	$437,194	$441,484

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 11 — SUPPLEMENTAL DISCLOSURES — Continued
Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the six months ended June 30, 2025 and 2024 (in thousands).

	Six Months Ended June 30,
	2025	2024
Cash paid for income taxes	$50,500	$32,283
Cash paid for interest expense, net of amounts capitalized	$77,377	$75,213
(Decrease) increase in asset retirement obligations related to mineral properties	$(2,613)	$3,990
Increase in asset retirement obligations related to midstream properties	$8	$154
(Decrease) increase in liabilities for drilling, completion and equipping capital expenditures	$(34,910)	$43,052
Increase in liabilities for acquisition of oil and natural gas properties	$444	$7,270
Increase (decrease) in liabilities for midstream properties capital expenditures	$17,884	$(20,836)
Stock-based compensation expense recognized as a liability	$5,111	$6,914
Transfer of inventory to oil and natural gas properties	$(17,648)	$(8,001)

The following table provides a reconciliation of cash and restricted cash recorded in the interim unaudited condensed consolidated balance sheets to cash and restricted cash as presented on the interim unaudited condensed consolidated statements of cash flows (in thousands).

	Six Months Ended June 30,
	2025	2024
Cash	$10,520	$15,242
Restricted cash	76,266	48,661
Total cash and restricted cash	$86,786	$63,903
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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended June 30, 2025
Oil and natural gas revenues	$813,115	$2,659	$—	$—	$815,774
Midstream services revenues	—	137,125	—	(95,118)	42,007
Sales of purchased natural gas	29,682	38,215	—	—	67,897
Realized gain on derivatives	6,947	—	—	—	6,947
Unrealized loss on derivatives	(37,313)	—	—	—	(37,313)
Operating expense(1)	152,019	45,645	—	(46,299)	151,365
Other expenses(2)	426,741	50,566	26,795	(48,819)	455,283
Operating income(3)	$233,671	$81,788	$(26,795)	$—	$288,664
Total assets(4)	$9,405,046	$1,770,840	$104,024	$—	$11,279,910
Capital expenditures(5)	$389,113	$101,487	$814	$—	$491,414
_____________________
(1)Includes lease operating expense for the exploration and production segment and plant and other midstream operating expense for the midstream segment.
(2)Includes depletion, depreciation and amortization expenses of $289.0 million and $13.1 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.4 million. Other expenses for each reportable segment also include (i) production taxes, transportation and processing, (ii) general and administrative expenses, (iii) accretion of asset retirement obligations and (iv) purchased natural gas.
(3)Includes $32.1 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(4)Excludes intercompany receivables and investments in subsidiaries.
(5)Includes $43.8 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $45.3 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 12 — SEGMENT INFORMATION — Continued

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended June 30, 2024
Oil and natural gas revenues	$772,267	$4,012	$—	$—	$776,279
Midstream services revenues	—	104,345	—	(71,694)	32,651
Sales of purchased natural gas	5,121	41,144	—	—	46,265
Realized gain on derivatives	3,770	—	—	—	3,770
Unrealized loss on derivatives	(11,829)	—	—	—	(11,829)
Operating expense(1)	118,081	37,258	—	(39,051)	116,288
Other expenses(2)	318,879	56,360	24,632	(32,643)	367,228
Operating income(3)	$332,369	$55,883	$(24,632)	$—	$363,620
Total assets(4)	$7,102,714	$1,369,461	$46,216	$—	$8,518,391
Capital expenditures(5)	$471,863	$51,525	$545	$—	$523,933
_____________________
(1)Includes lease operating expense for the exploration and production segment and plant and other midstream operating expense for the midstream segment.
(2)Includes depletion, depreciation and amortization expenses of $214.7 million and $10.9 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.3 million. Other expenses for each reportable segment also include (i) production taxes, transportation and processing, (ii) general and administrative expenses, (iii) accretion of asset retirement obligations and (iv) purchased natural gas.
(3)Includes $18.7 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(4)Excludes intercompany receivables and investments in subsidiaries.
(5)Includes $157.3 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $6.3 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Six Months Ended June 30, 2025
Oil and natural gas revenues	$1,719,046	$6,646	$—	$—	$1,725,692
Midstream services revenues	—	257,104	—	(181,598)	75,506
Sales of purchased natural gas	55,259	75,394	—	—	130,653
Realized gain on derivatives	9,661	—	—	—	9,661
Unrealized loss on derivatives	(32,242)	—	—	—	(32,242)
Operating expense(1)	300,041	98,558	—	(87,755)	310,844
Other expenses(2)	855,925	102,879	55,650	(93,843)	920,611
Operating income(3)	$595,758	$137,707	$(55,650)	$—	$677,815
Total assets(4)	$9,405,046	$1,770,840	$104,024	$—	$11,279,910
Capital expenditures(5)	$865,265	$178,671	$1,756	$—	$1,045,692
_____________________
(1)Includes lease operating expense for the exploration and production segment and plant and other midstream operating expense for the midstream segment.
(2)Includes depletion, depreciation and amortization expenses of $558.5 million and $25.2 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.8 million. Other expenses for each reportable segment also includes (i) production taxes, transportation and processing, (ii) general and administrative expenses, (iii) accretion of asset retirement obligations and (iv) purchased natural gas.
(3)Includes $54.3 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 12 — SEGMENT INFORMATION — Continued
(4)Excludes intercompany receivables and investments in subsidiaries.
(5)Includes $125.6 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $76.1 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Six Months Ended June 30, 2024
Oil and natural gas revenues	$1,473,692	$6,706	$—	$(579)	$1,479,819
Midstream services revenues	—	204,191	—	(139,183)	65,008
Sales of purchased natural gas	10,199	85,512	—	—	95,711
Realized gain on derivatives	4,045	—	—	—	4,045
Unrealized loss on derivatives	(9,754)	—	—	—	(9,754)
Operating expense(1)	228,432	76,881	—	(73,107)	232,206
Other expenses(2)	625,026	110,875	50,804	(66,655)	720,050
Operating income(3)	$624,724	$108,653	$(50,804)	$—	$682,573
Total assets(4)	$7,102,714	$1,369,461	$46,216	$—	$8,518,391
Capital expenditures(5)	$1,023,783	$137,937	$771	$—	$1,162,491
_____________________
(1)Includes lease operating expense for the exploration and production segment and plant and other midstream operating expense for the midstream segment.
(2)Includes depletion, depreciation and amortization expenses of $415.9 million and $21.7 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.6 million. Other expenses for each reportable segment also include (i) production taxes, transportation and processing, (ii) general and administrative expenses, (iii) accretion of asset retirement obligations and (iv) purchased natural gas.
(3)Includes $38.2 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(4)Excludes intercompany receivables and investments in subsidiaries.
(5)Includes $358.6 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $13.4 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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
In this Quarterly Report on Form 10-Q (this “Quarterly Report”), (i) references to “we,” “our” or the “Company” refer to Matador Resources Company and its subsidiaries as a whole (unless the context indicates otherwise), (ii) references to “Matador” refer solely to Matador Resources Company, (iii) references to “San Mateo” refer to San Mateo Midstream, LLC, collectively with its subsidiaries, (iv) references to “Ameredev” refer to Ameredev Stateline II, LLC, and (v) references to the “Ameredev Acquisition” refer to the acquisition of Ameredev from affiliates of EnCap Investments L.P., including (a) certain oil and natural gas producing properties and undeveloped acreage located in Lea County, New Mexico and Loving and Winkler Counties, Texas, and (b) an approximate 19% stake in the parent company of Piñon Midstream, LLC, which was completed by a subsidiary of the Company on September 18, 2024. For certain oil and natural gas terms used in this Quarterly Report, please see the “Glossary of Oil and Natural Gas Terms” included with the Annual Report.
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
•the impact of the Inflation Reduction Act of 2022;
•the impact of the One Big Beautiful Bill Act of 2025 (the “OBBBA”); and
•our plans, objectives, expectations and intentions contained in this Quarterly Report or in our other filings with the SEC that are not historical.
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

Second Quarter Highlights
For the three months ended June 30, 2025, our total oil equivalent production was 19.0 million BOE, and our average daily oil equivalent production was 209,013 BOE per day, of which 122,875 Bbl per day, or 59%, was oil and 516.8 MMcf per day, or 41%, was natural gas. Our average daily oil production of 122,875 Bbl per day for the three months ended June 30, 2025 increased 29% year-over-year from 95,488 Bbl per day for the three months ended June 30, 2024. Our average daily natural gas production of 516.8 MMcf per day for the three months ended June 30, 2025 increased 33% year-over-year from 388.9 MMcf per day for the three months ended June 30, 2024.
The Delaware Basin contributed approximately 100% of our daily oil production and approximately 97% of our daily natural gas production in the second quarter of 2025, as compared to approximately 99% of our daily oil production and approximately 95% of our daily natural gas production in the second quarter of 2024.
For the second quarter of 2025, we reported net income attributable to Matador shareholders of $150.2 million, or $1.21 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $228.8 million, or $1.83 per diluted common share, for the second quarter of 2024. For the second quarter of 2025, our Adjusted EBITDA, a non-GAAP financial measure, was $594.2 million, as compared to Adjusted EBITDA of $578.1 million during the second quarter of 2024.
For the six months ended June 30, 2025, we reported net income attributable to Matador shareholders of $390.3 million, or $3.12 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $422.5 million, or $3.45 per diluted common share, for the six months ended June 30, 2024. For the six months ended June 30, 2025, our Adjusted EBITDA, a non-GAAP financial measure, was $1.24 billion, as compared to Adjusted EBITDA of $1.08 billion during the six months ended June 30, 2024.
For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Liquidity and Capital Resources—Non-GAAP Financial Measures.” For more information regarding our financial results for the three and six months ended June 30, 2025, see “—Results of Operations” below.
Operations Update
We began 2025 operating nine drilling rigs in the Delaware Basin and expect to operate eight drilling rigs by August 1, 2025. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors.
Capital Resources Update
In February and April 2025, Matador’s Board of Directors (the “Board”) declared quarterly cash dividends of $0.3125 per share of common stock. On July 15, 2025, the Board declared a quarterly cash dividend of $0.3125 per share of common stock payable on September 5, 2025 to shareholders of record as of August 15, 2025.
On April 16, 2025, the Board authorized a share repurchase program (the “Share Repurchase Program”) of up to $400.0 million of common stock. During the three and six months ended June 30, 2025, the Company repurchased 1,095,667 shares of common stock under the Share Repurchase Program at a weighted average price of $40.37 per common share for a total cost of $44.2 million.
At June 30, 2025, we had (i) $390.0 million in borrowings outstanding under our secured revolving credit facility (the “Credit Agreement”), (ii) approximately $52.9 million in outstanding letters of credit issued pursuant to the Credit Agreement, (iii) $500.0 million of outstanding 6.875% senior notes due 2028 (the “2028 Notes”), (iv) $900.0 million of outstanding 6.50% senior notes due 2032 (the “2032 Notes”) and (v) $750.0 million of outstanding 6.25% senior notes due 2033 (the “2033 Notes”). Since June 30, 2025, we repaid $30.0 million of borrowings under the Credit Agreement, and at July 22, 2025, we had $360.0 million in borrowings outstanding under the Credit Agreement.
In June 2025, San Mateo and certain of its lenders modified San Mateo’s secured revolving credit facility (the “San Mateo Credit Facility”) to (i) increase the lender commitments from $800.0 million to $850.0 million and (ii) add one new bank to San Mateo’s lending group. At June 30, 2025, San Mateo had $778.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $15.4 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Since June 30, 2025, San Mateo repaid $85.0 million of borrowings under the San Mateo Credit Facility, and at July 22, 2025, San Mateo had $693.0 million in borrowings outstanding under the San Mateo Credit Facility.
Critical Accounting Policies
There have been no changes to our critical accounting policies and estimates from those set forth in the Annual Report.

Recent Accounting Pronouncements
See Note 2 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a description of recent accounting pronouncements.
Results of Operations
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Data
Revenues (in thousands)(1)
Oil	$719,380	$705,550	$1,468,701	$1,304,064
Natural gas	96,394	70,729	256,991	175,755
Total oil and natural gas revenues	815,774	776,279	1,725,692	1,479,819
Third-party midstream services revenues	42,007	32,651	75,506	65,008
Sales of purchased natural gas	67,897	46,265	130,653	95,711
Realized gain on derivatives	6,947	3,770	9,661	4,045
Unrealized loss on derivatives	(37,313)	(11,829)	(32,242)	(9,754)
Total revenues	$895,312	$847,136	$1,909,270	$1,634,829
Net Production Volumes(1)
Oil (MBbl)(2)	11,182	8,689	21,535	16,404
Natural gas (Bcf)(3)	47.0	35.4	92.2	70.9
Total oil equivalent (MBOE)(4)	19,020	14,588	36,897	28,216
Average daily production (BOE/d)(5)	209,013	160,305	203,851	155,032
Average Sales Prices
Oil, without realized derivatives (per Bbl)	$64.34	$81.20	$68.20	$79.50
Oil, with realized derivatives (per Bbl)	$64.34	$81.20	$68.20	$79.50
Natural gas, without realized derivatives (per Mcf)	$2.05	$2.00	$2.79	$2.48
Natural gas, with realized derivatives (per Mcf)	$2.20	$2.11	$2.89	$2.54
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
Three Months Ended June 30, 2025 as Compared to Three Months Ended June 30, 2024
Oil and natural gas revenues. Our oil and natural gas revenues increased $39.5 million, or 5%, to $815.8 million for the three months ended June 30, 2025, as compared to $776.3 million for the three months ended June 30, 2024. Our oil revenues increased $13.8 million, or 2%, to $719.4 million for the three months ended June 30, 2025, as compared to $705.6 million for the three months ended June 30, 2024. The increase in oil revenues resulted from a 29% increase in our oil production to 11.2 million Bbl for the three months ended June 30, 2025, as compared to 8.7 million Bbl for the three months ended June 30, 2024, which was partially offset by a 21% decrease in the weighted average oil price realized for the three months ended June 30, 2025 to $64.34 per Bbl, as compared to $81.20 per Bbl for the three months ended June 30, 2024. Our natural gas revenues increased $25.7 million, or 36%, to $96.4 million for the three months ended June 30, 2025, as compared to $70.7 million for the three months ended June 30, 2024. The increase in natural gas revenues primarily resulted from a 33% increase in our natural gas production to 47.0 Bcf for the three months ended June 30, 2025, as compared to 35.4 Bcf for the three months ended June 30, 2024.

Third-party midstream services revenues. Our third-party midstream services revenues increased $9.4 million, or 29%, to $42.0 million for the three months ended June 30, 2025, as compared to $32.7 million for the three months ended June 30, 2024. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to (i) an increase in our third-party natural gas gathering and processing revenues to $24.2 million for the three months ended June 30, 2025, as compared to $15.9 million for the three months ended June 30, 2024, and (ii) an increase in our oil transportation revenues to $5.8 million for the three months ended June 30, 2025, as compared to $3.4 million for the three months ended June 30, 2024.
Sales of purchased natural gas. Our sales of purchased natural gas increased $21.6 million, or 47%, to $67.9 million for the three months ended June 30, 2025, as compared to $46.3 million for the three months ended June 30, 2024. This increase was primarily the result of a 35% increase in natural gas price realized in those sales and a 9% increase in natural gas volumes sold. Sales of purchased natural gas reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at San Mateo’s cryogenic natural gas processing plants and subsequently sell the residue natural gas and NGLs to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our interim unaudited condensed consolidated statements of income.
Realized gain on derivatives. Our realized gain on derivatives was $6.9 million for the three months ended June 30, 2025, as compared to a realized gain of $3.8 million for the three months ended June 30, 2024. We realized a net gain of $6.9 million related to our natural gas basis differential swap contracts for the three months ended June 30, 2025, resulting primarily from natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts. For the three months ended June 30, 2024, we realized a net gain of $3.8 million related to our natural gas basis differential swap contracts, resulting primarily from natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts. We realized an average gain on our natural gas derivatives of approximately $0.15 per Mcf produced during the three months ended June 30, 2025, as compared to an average gain of approximately $0.11 per Mcf produced during the three months ended June 30, 2024.
Unrealized loss on derivatives. During the three months ended June 30, 2025, the aggregate net fair value of our open oil and natural gas costless collars and natural gas basis differential swap contracts changed to a net liability of $16.3 million from a net asset of $21.0 million at March 31, 2025, resulting in an unrealized loss on derivatives of $37.3 million for the three months ended June 30, 2025. During the three months ended June 30, 2024, the aggregate net fair value of our open natural gas basis differential swap contracts changed to a net liability of $7.1 million from a net asset of $4.7 million at March 31, 2024, resulting in an unrealized loss on derivatives of $11.8 million for the three months ended June 30, 2024.
Six Months Ended June 30, 2025 as Compared to Six Months Ended June 30, 2024
Oil and natural gas revenues. Our oil and natural gas revenues increased $245.9 million, or 17%, to $1.73 billion for the six months ended June 30, 2025, as compared to $1.48 billion for the six months ended June 30, 2024. Our oil revenues increased $164.6 million, or 13%, to $1.47 billion for the six months ended June 30, 2025, as compared to $1.30 billion for the six months ended June 30, 2024. This increase in oil revenues resulted from a 31% increase in our oil production to 21.5 million Bbl for the six months ended June 30, 2025, as compared to 16.4 million Bbl for the six months ended June 30, 2024, which was partially offset by a 14% decrease in the weighted average oil price realized for the six months ended June 30, 2025 to $68.20 per Bbl, as compared to $79.50 per Bbl for the six months ended June 30, 2024. Our natural gas revenues increased by $81.2 million, or 46%, to $257.0 million for the six months ended June 30, 2025, as compared to $175.8 million for the six months ended June 30, 2024. The increase in natural gas revenues resulted from a 30% increase in our natural gas production to 92.2 Bcf for the six months ended June 30, 2025, as compared to 70.9 Bcf for the six months ended June 30, 2024 and a 13% increase in the weighted average natural gas price realized for the six months ended June 30, 2025 to $2.79 per Mcf, as compared to a weighted average natural gas price of $2.48 per Mcf for the six months ended June 30, 2024.
Third-party midstream services revenues. Our third-party midstream services revenues increased $10.5 million, or 16%, to $75.5 million for the six months ended June 30, 2025, as compared to $65.0 million for the six months ended June 30, 2024. This increase was primarily attributable to (i) an increase in our third-party natural gas gathering and processing revenues to $38.9 million for the six months ended June 30, 2025, as compared to $31.0 million for the six months ended June 30, 2024, and (ii) an increase in our oil transportation revenues to $11.3 million for the six months ended June 30, 2025, as compared to $6.5 million for the six months ended June 30, 2024, which were partially offset by a decrease in our third-party water disposal revenues to $25.3 million for the six months ended June 30, 2025, as compared to $27.5 million for the six months ended June 30, 2024.
Sales of purchased natural gas. Our sales of purchased natural gas increased $34.9 million, or 37%, to $130.7 million for the six months ended June 30, 2025, as compared to $95.7 million for the six months ended June 30, 2024. This increase was the result of a 38% increase in natural gas price realized.

Realized gain on derivatives. Our realized gain on derivatives was $9.7 million for the six months ended June 30, 2025, as compared to a realized gain of $4.0 million for the six months ended June 30, 2024. We realized a net gain of $9.7 million related to our natural gas basis differential swap contracts for the six months ended June 30, 2025, resulting primarily from natural gas basis differentials that were below the fixed prices of our natural gas basis differential swap contracts. For the six months ended June 30, 2024, we realized a net gain of $4.0 million related to our natural gas basis differential swap contracts, resulting primarily from natural gas basis differentials that were below the fixed prices of our natural gas basis differential swap contracts. We realized an average gain on our natural gas derivatives of approximately $0.10 per Mcf produced during the six months ended June 30, 2025, as compared to an average gain of approximately $0.06 per Mcf produced during the six months ended June 30, 2024.
Unrealized loss on derivatives. During the six months ended June 30, 2025, the aggregate net fair value of our open oil costless collar and natural gas basis differential swap contracts changed to a net liability of $16.3 million from a net asset of $16.0 million at December 31, 2024, resulting in an unrealized loss on derivatives of $32.2 million for the six months ended June 30, 2025. During the six months ended June 30, 2024, the aggregate net fair value of our open oil costless collar and natural gas basis differential swap contracts changed to a net liability of $7.1 million from a net asset of $2.7 million at December 31, 2023, resulting in an unrealized loss on derivatives of $9.8 million for the six months ended June 30, 2024.
Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except expenses per BOE)	2025	2024	2025	2024
Expenses
Production taxes, transportation and processing	$82,783	$76,812	$176,628	$146,965
Lease operating	105,720	79,030	212,286	155,325
Plant and other midstream services operating	45,645	37,258	98,558	76,881
Purchased natural gas	35,944	35,240	90,077	74,672
Depletion, depreciation and amortization	302,602	225,934	584,493	438,245
Accretion of asset retirement obligations	1,767	1,329	3,494	2,602
General and administrative	32,187	27,913	65,919	57,566
Total expenses	606,648	483,516	1,231,455	952,256
Operating income	288,664	363,620	677,815	682,573
Other income (expense)
Interest expense	(53,345)	(35,986)	(102,834)	(75,548)
Other income (expense)	3,502	(2,121)	9,008	(1,544)
Total other expense	(49,843)	(38,107)	(93,826)	(77,092)
Income before income taxes	238,821	325,513	583,989	605,481
Income tax provision (benefit)
Current	23,089	30,104	46,070	47,376
Deferred	33,373	47,882	93,313	97,388
Total income tax provision	56,462	77,986	139,383	144,764
Net income	182,359	247,527	444,606	460,717
Net income attributable to non-controlling interest in subsidiaries	(32,134)	(18,758)	(54,296)	(38,219)
Net income attributable to Matador Resources Company shareholders	$150,225	$228,769	$390,310	$422,498
Expenses per BOE
Production taxes, transportation and processing	$4.35	$5.27	$4.79	$5.21
Lease operating	$5.56	$5.42	$5.75	$5.50
Plant and other midstream services operating	$2.40	$2.55	$2.67	$2.72
Depletion, depreciation and amortization	$15.91	$15.49	$15.84	$15.53
General and administrative	$1.69	$1.91	$1.79	$2.04

Three Months Ended June 30, 2025 as Compared to Three Months Ended June 30, 2024
Production taxes, transportation and processing. Our production taxes and transportation and processing expenses increased $6.0 million, or 8%, to $82.8 million for the three months ended June 30, 2025, as compared to $76.8 million for the three months ended June 30, 2024. The increase was primarily attributable to a $4.4 million increase in production taxes to $64.5 million for the three months ended June 30, 2025, as compared to $60.1 million for the three months ended June 30, 2024, and a $1.6 million increase in transportation and processing expenses to $18.3 million for the three months ended June 30, 2025, as compared to $16.7 million for the three months ended June 30, 2024. This increase in production taxes and transportation and processing expenses is primarily due to the increase in oil and natural gas revenues between the two periods. On a unit-of-production basis, our production taxes and transportation and processing expenses decreased 17% to $4.35 per BOE for the three months ended June 30, 2025, as compared to $5.27 per BOE for the three months ended June 30, 2024. This decrease per BOE was primarily attributable to a 21% decrease in realized oil prices and a 30% increase in our total oil equivalent production between the two periods.
Lease operating. Our lease operating expenses increased $26.7 million, or 34%, to $105.7 million for the three months ended June 30, 2025, as compared to $79.0 million for the three months ended June 30, 2024. Our lease operating expenses on a unit-of-production basis increased 3% to $5.56 per BOE for the three months ended June 30, 2025, as compared to $5.42 per BOE for the three months ended June 30, 2024. These increases were primarily attributable to the increased number of wells being operated by us, including 204 wells from the Ameredev Acquisition, and other operators (where we own a working interest) for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $8.4 million, or 23%, to $45.6 million for the three months ended June 30, 2025, as compared to $37.3 million for the three months ended June 30, 2024. This increase was primarily attributable to increased throughput volumes from Matador and other San Mateo customers, which resulted in increased expenses associated with our expanded pipeline operations of $23.3 million for the three months ended June 30, 2025, as compared to $13.4 million for the three months ended June 30, 2024, which was partially offset by decreased expenses associated with our commercial produced water disposal operations of $12.9 million for the three months ended June 30, 2025, as compared to $16.6 million for the three months ended June 30, 2024.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $76.7 million, or 34%, to $302.6 million for the three months ended June 30, 2025, as compared to $225.9 million for the three months ended June 30, 2024, primarily as a result of a 30% increase in our total oil equivalent production for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 3% to $15.91 per BOE for the three months ended June 30, 2025, as compared to $15.49 per BOE for the three months ended June 30, 2024.
General and administrative. Our general and administrative expenses increased $4.3 million, or 15%, to $32.2 million for the three months ended June 30, 2025, as compared to $27.9 million for the three months ended June 30, 2024, primarily due to increased compensation expenses for our existing employees as well as the addition of new employees to support the continued growth in our land, geoscience, drilling, completion, production, midstream and administration functions. Our general and administrative expenses decreased by 12% on a unit-of-production basis to $1.69 per BOE for the three months ended June 30, 2025, as compared to $1.91 per BOE for the three months ended June 30, 2024, primarily as a result of a 30% increase in our total oil equivalent production between the two periods.
Interest expense. For the three months ended June 30, 2025, we incurred total interest expense of $59.6 million. We capitalized $6.2 million of our interest expense on certain qualifying projects for the three months ended June 30, 2025 and expensed the remaining $53.3 million to operations. For the three months ended June 30, 2024, we incurred total interest expense of $45.3 million. We capitalized $9.3 million of our interest expense on certain qualifying projects for the three months ended June 30, 2024 and expensed the remaining $36.0 million to operations. The increase in interest expense for the three months ended June 30, 2025 was primarily attributable to an increase in our total senior notes outstanding to $2.15 billion at June 30, 2025, as compared to $1.40 billion at June 30, 2024.
Income tax provision. We recorded a current income tax provision of $23.1 million and a deferred income tax provision of $33.4 million for the three months ended June 30, 2025. We recorded a current income tax provision of $30.1 million and a deferred income tax provision of $47.9 million for the three months ended June 30, 2024. Our effective income tax rates of 27% and 25% for the three months ended June 30, 2025 and 2024, respectively, differed from the U.S. federal statutory rate due primarily to state taxes in New Mexico.

Six Months Ended June 30, 2025 as Compared to Six Months Ended June 30, 2024
Production taxes, transportation and processing. Our production taxes, transportation and processing expenses increased $29.7 million, or 20%, to $176.6 million for the six months ended June 30, 2025, as compared to $147.0 million for the six months ended June 30, 2024. This increase was primarily attributable to a $22.5 million increase in production taxes to $136.6 million for the six months ended June 30, 2025, as compared to $114.1 million for the six months ended June 30, 2024, primarily due to the increase in oil and natural gas revenues between the two periods. On a unit-of-production basis, our production taxes, transportation and processing expenses decreased 8% to $4.79 per BOE for the six months ended June 30, 2025, as compared to $5.21 per BOE for the six months ended June 30, 2024. This decrease per BOE was primarily attributable to a 14% decrease in realized oil prices and a 31% increase in our total oil equivalent production between the two periods.
Lease operating expenses. Our lease operating expenses increased $57.0 million, or 37%, to $212.3 million for the six months ended June 30, 2025, as compared to $155.3 million for the six months ended June 30, 2024. Our lease operating expenses per unit of production increased 5% to $5.75 per BOE for the six months ended June 30, 2025, as compared to $5.50 per BOE for the six months ended June 30, 2024. These increases were primarily attributable to the increased number of wells being operated by us, including 204 wells from the Ameredev Acquisition, and operated by other operators (where we own a working interest) and to operating cost inflation for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $21.7 million, or 28%, to $98.6 million for the six months ended June 30, 2025, as compared to $76.9 million for the six months ended June 30, 2024. This increase was primarily attributable to increased throughput volumes from Matador and other San Mateo customers, which resulted in increased expenses associated with our expanded pipeline operations of $49.4 million for the six months ended June 30, 2025, as compared to $29.6 million for the six months ended June 30, 2024.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $146.2 million, or 33%, to $584.5 million for the six months ended June 30, 2025, as compared to $438.2 million for the six months ended June 30, 2024, primarily as a result of the approximate 31% increase in our total oil equivalent production for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 2% to $15.84 per BOE for the six months ended June 30, 2025, as compared to $15.53 per BOE for the six months ended June 30, 2024, primarily as a result of the Ameredev Acquisition.
General and administrative. Our general and administrative expenses increased $8.4 million, or 15%, to $65.9 million for the six months ended June 30, 2025, as compared to $57.6 million for the six months ended June 30, 2024, primarily as a result of increased payroll for our existing employees as well as with additional employees joining Matador to support our increased land, geoscience, drilling, completion, production, midstream and administration functions as a result of our continued growth. Our general and administrative expenses decreased by 12% on a unit-of-production basis to $1.79 per BOE for the six months ended June 30, 2025, as compared to $2.04 per BOE for the six months ended June 30, 2024, primarily as a result of the approximate 31% increase in our total oil equivalent production between the two periods.
Interest expense. For the six months ended June 30, 2025, we incurred total interest expense of approximately $117.8 million. We capitalized approximately $14.9 million of our interest expense on certain qualifying projects for the six months ended June 30, 2025 and expensed the remaining $102.8 million to operations. For the six months ended June 30, 2024, we incurred total interest expense of approximately $90.7 million. We capitalized approximately $15.2 million of our interest expense on certain qualifying projects for the six months ended June 30, 2024 and expensed the remaining $75.5 million to operations. The increase in interest expense for the six months ended June 30, 2025 was primarily attributable to an increase in our total senior notes outstanding to $2.15 billion at June 30, 2025, as compared to $1.40 billion at June 30, 2024.
Income tax provision. We recorded a current income tax provision of $46.1 million and a deferred income tax provision of $93.3 million for the six months ended June 30, 2025. We recorded a current income tax provision of $47.4 million and a deferred income tax provision of $97.4 million for the six months ended June 30, 2024. Our effective income tax rates of 26% for each of the six months ended June 30, 2025 and 2024 differed from the U.S. federal statutory rate due primarily to state taxes in New Mexico.
Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue to be during the remainder of 2025 and for the foreseeable future, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. We expect to fund our 2025 capital expenditures through a combination of cash on hand, operating cash flows and performance incentives paid to us by Five Point Infrastructure LLC (previously, Five Point Energy LLC) or its affiliates. If capital expenditures were to exceed our operating cash flows during the remainder of 2025, we expect to fund any such excess capital expenditures, including for significant acquisitions, through borrowings under the Credit Agreement or the San Mateo Credit Facility (assuming availability under such facilities) or through other capital sources, including borrowings under expanded or additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to generate operating cash flows and access outside sources of capital.
In February and April 2025, the Board declared quarterly cash dividends of $0.3125 per share of common stock. On July 15, 2025, the Board declared a quarterly cash dividend of $0.3125 per share of common stock payable on September 5, 2025 to shareholders of record as of August 15, 2025.
On April 16, 2025, the Board authorized the Share Repurchase Program of up to $400.0 million of common stock. These repurchases may be conducted through a variety of methods, including open market purchases, 10b5-1 trading plans, privately negotiated transactions or other means. The timing and number of shares that we may purchase is subject to a variety of factors, including our stock price, market conditions, trading volume and other uses for our free cash flow. There can be no assurance regarding the exact number of shares to be repurchased by the Company, if any. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice, and the Share Repurchase Program does not obligate the Company to acquire any amount of common stock. During the second quarter of 2025, we repurchased 1,095,667 shares of our common stock under the Share Repurchase Program at an average price of $40.37 per share, for a total cost of $44.2 million.
The Credit Agreement requires us to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities of debt, of not less than 1.0 at the end of each fiscal quarter, and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to the greater of $150.0 million or 10% of the elected borrowing commitments of unrestricted cash and cash equivalents), divided by a rolling four quarter EBITDA calculation, of 3.5 or less at the end of each fiscal quarter. We believe that we were in compliance with the terms of the Credit Agreement at June 30, 2025.
At June 30, 2025, we had cash totaling $10.5 million and restricted cash totaling $76.3 million, which was primarily associated with San Mateo. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries.
At June 30, 2025, we had (i) $500.0 million of outstanding 2028 Notes, (ii) $900.0 million of outstanding 2032 Notes, (iii) $750.0 million of outstanding 2033 Notes, (iv) $390.0 million in borrowings outstanding under the Credit Agreement and (v) approximately $52.9 million in outstanding letters of credit issued pursuant to the Credit Agreement. Since June 30, 2025, we repaid $30.0 million of borrowings under the Credit Agreement, and at July 22, 2025, we had $360.0 million in borrowings outstanding under the Credit Agreement.
In June 2025, San Mateo and certain of its lenders modified the San Mateo Credit Facility to (i) increase the lender commitments from $800.0 million to $850.0 million and (ii) add one new bank to San Mateo’s lending group. At June 30, 2025, San Mateo had $778.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $15.4 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Since June 30, 2025, San Mateo repaid $85.0 million of borrowings under the San Mateo Credit Facility, and at July 22, 2025, San Mateo had $693.0 million in borrowings outstanding under the San Mateo Credit Facility. The outstanding borrowings under the San Mateo Credit Facility mature on November 26, 2029. The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments to up to $1.05 billion. The San Mateo Credit Facility is non-recourse with respect to Matador and its other subsidiaries but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s debt to EBITDA ratio is greater than 4.50 or San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. We believe that San Mateo was in compliance with the terms of the San Mateo Credit Facility at June 30, 2025.

We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures for the remainder of 2025. We began 2025 operating nine drilling rigs in the Delaware Basin. In response to market and commodity price volatility in the beginning of the second quarter, we contractually released our ninth drilling rig and expect to operate eight drilling rigs by August 1, 2025. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. At July 22, 2025, our estimated drilling, completing and equipping (“D/C/E”) capital expenditures for 2025 remained $1.18 to $1.37 billion. At July 22, 2025, our estimated midstream capital expenditures for 2025 remained $120.0 to $180.0 million, which includes our proportionate share of San Mateo’s estimated 2025 capital expenditures as well as the estimated 2025 capital expenditures for other wholly-owned midstream projects. The midstream capital expenditure budget includes 51% of the costs associated with San Mateo’s construction of an additional natural gas processing plant with a designed inlet capacity of 200 MMcf per day, including a nitrogen rejection unit and additional related facilities, to expand its Marlan cryogenic natural gas processing plant (the “Marlan Processing Plant Expansion”), which came online in the second quarter of 2025. Substantially all of these 2025 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities. Our 2025 Delaware Basin operated drilling program is expected to focus on the continued development of our various asset areas throughout the Delaware Basin, with a continued emphasis on drilling and completing a high percentage of longer horizontal wells.
We intend to continue evaluating the opportunistic acquisition of producing properties, acreage and mineral interests and midstream assets, principally in the Delaware Basin. Purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these capital expenditures with any degree of certainty; therefore, we have not provided estimated capital expenditures related to acquiring producing properties, acreage and mineral interests and midstream assets for 2025.
As we have done in recent years, we may divest portions of our non-core assets as well as consider monetizing other assets, such as certain midstream assets and mineral and royalty interests, as value-creating opportunities arise. Divestitures and other types of monetizations are difficult to estimate with any degree of certainty. Therefore, we have not provided estimated proceeds related to divestitures or monetizations for 2025.
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

Our unaudited cash flows for the six months ended June 30, 2025 and 2024 are presented below:

	Six Months Ended June 30,
(In thousands)	2025	2024
Net cash provided by operating activities	$1,228,906	$1,061,489
Net cash used in investing activities	(1,006,674)	(1,120,147)
Net cash (used in) provided by financing activities	(230,188)	16,263
Net change in cash and restricted cash	$(7,956)	$(42,395)
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$1,238,468	$1,083,443
__________________
(1)Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Non-GAAP Financial Measures” below.
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $167.4 million to $1.23 billion for the six months ended June 30, 2025 from $1.06 billion for the six months ended June 30, 2024. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased $151.6 million to $1.18 billion for the six months ended June 30, 2025 from $1.02 billion for the six months ended June 30, 2024. This increase was primarily attributable to increased oil and natural gas production and higher realized natural gas prices for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, partially offset by lower realized oil prices. Changes in our operating assets and liabilities between the two periods resulted in an increase of $15.8 million in net cash provided by operating activities for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased $113.5 million to $1.01 billion for the six months ended June 30, 2025 from $1.12 billion for the six months ended June 30, 2024. This decrease in net cash used in investing activities was primarily due to (i) a decrease between the periods of $131.0 million in expenditures related to the acquisition of oil and natural gas properties, (ii) a decrease between the periods of $95.3 million in expenditures related to the Ameredev Acquisition and (iii) an increase between the periods of $21.4 million related to proceeds from the sale of assets. These decreases in cash used in investing activities were partially offset by an increase between the periods of $133.8 million in D/C/E capital expenditures primarily attributable to our operated and non-operated drilling, completion and equipping activities in the Delaware Basin.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities increased $246.5 million to $230.2 million for the six months ended June 30, 2025 from net cash provided by financing activities of $16.3 million for the six months ended June 30, 2024. This increase in net cash used in financing activities between the periods was primarily due to (i) a $529.9 million decrease in net proceeds from debt and equity offerings in the prior period, (ii) an increase in cash used to repurchase common stock in the current period of $44.2 million, (iii) an increase in net distributions related to San Mateo of $32.2 million, and (iv) an increase in dividends paid of $29.4 million. These increases in net cash used in financing activities were partially offset by (i) a decrease in net repayments under the Credit Agreement of $199.5 million, (ii) an increase in net borrowings of $173.0 million under the San Mateo Credit Facility, and (iii) an $11.0 million decrease in costs to amend credit facilities.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Unaudited Adjusted EBITDA Reconciliation to Net Income
Net income attributable to Matador Resources Company shareholders	$150,225	$228,769	$390,310	$422,498
Net income attributable to non-controlling interest in subsidiaries	32,134	18,758	54,296	38,219
Net income	182,359	247,527	444,606	460,717
Interest expense	53,345	35,986	102,834	75,548
Total income tax provision	56,462	77,986	139,383	144,764
Depletion, depreciation and amortization	302,602	225,934	584,493	438,245
Accretion of asset retirement obligations	1,767	1,329	3,494	2,602
Unrealized gain on derivatives	37,313	11,829	32,242	9,754
Non-cash stock-based compensation expense	4,572	2,974	8,460	5,812
Non-recurring (income) expense	(2,300)	2,933	(5,586)	2,933
Consolidated Adjusted EBITDA	636,120	606,498	1,309,926	1,140,375
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(41,875)	(28,425)	(71,458)	(56,932)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$594,245	$578,073	$1,238,468	$1,083,443

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$501,027	$592,927	$1,228,906	$1,061,489
Net change in operating assets and liabilities	65,540	(50,841)	(53,845)	(38,049)
Interest expense, net of non-cash portion	49,672	31,044	95,498	65,962
Current income tax provision	23,089	30,104	46,070	47,376
Other non-cash and non-recurring (income) expense	(3,208)	3,264	(6,703)	3,597
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(41,875)	(28,425)	(71,458)	(56,932)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$594,245	$578,073	$1,238,468	$1,083,443

For the three months ended June 30, 2025, net income attributable to Matador shareholders decreased $78.5 million to $150.2 million, as compared to $228.8 million for the three months ended June 30, 2024. The decrease in net income attributable to Matador shareholders primarily resulted from a $76.7 million increase in depletion, depreciation and amortization expenses, a $26.7 million increase in lease operating expenses, a $17.4 million increase in interest expense and lower realized oil prices for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. These decreases were partially offset by a $21.5 million decrease in the income tax provision between the two periods, increased oil and natural gas production and higher realized natural gas prices for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.
For the six months ended June 30, 2025, net income attributable to Matador shareholders decreased $32.2 million to $390.3 million, as compared to net income attributable to Matador shareholders of $422.5 million for the six months ended June 30, 2024. The decrease in net income attributable to Matador shareholders primarily resulted from a $146.2 million increase in depletion, depreciation and amortization expenses, a $57.0 million increase in lease operating expenses, a $29.7 million increase in production taxes, transportation and processing expenses, a $27.3 million increase in interest expense, a $22.5 million increase in unrealized loss on derivatives, a $21.7 million increase in plant and other midstream services operating expenses and lower realized oil prices for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. These decreases were partially offset by increased oil and natural gas production and higher realized natural gas prices for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.
Adjusted EBITDA, a non-GAAP financial measure, increased $16.2 million to $594.2 million for the three months ended June 30, 2025, as compared to $578.1 million for the three months ended June 30, 2024. This increase was primarily attributable to increased oil and natural gas production and higher realized natural gas prices, partially offset by lower realized oil prices, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.
Adjusted EBITDA, a non-GAAP financial measure, increased $155.0 million to $1.24 billion for the six months ended June 30, 2025, as compared to $1.08 billion for the six months ended June 30, 2024. This increase is primarily attributable to increased oil and natural gas production and higher realized natural gas prices, partially offset by lower realized oil prices, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.
Off-Balance Sheet Arrangements
From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2025, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) firm gathering, transportation, processing, fractionation, sales and disposal commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, we have no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 10 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.

Obligations and Commitments
We had the following material contractual obligations and commitments at June 30, 2025:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations
Borrowings, including letters of credit(1)	$1,236,308	$—	$—	$1,236,308	$—
Senior unsecured notes(2)	2,150,000	—	500,000	—	1,650,000
Office leases	90,341	936	10,780	11,437	67,188
Non-operated drilling commitments(3)	49,115	49,115	—	—	—
Drilling rig contracts(4)	25,962	25,962	—	—	—
Asset retirement obligations(5)	123,557	6,597	4,345	1,433	111,182
Transportation, gathering, processing and disposal agreements with non-affiliates(6)	719,355	114,040	287,687	137,860	179,768
Transportation, gathering, processing and disposal agreements with San Mateo(7)	773,340	793	199,260	165,272	408,015
Midstream contracts(8)	37,031	37,031	—	—	—
Total contractual cash obligations	$5,205,009	$234,474	$1,002,072	$1,552,310	$2,416,153
__________________
(1)The amounts included in the table above represent principal maturities only. At June 30, 2025, we had $390.0 million in borrowings outstanding under the Credit Agreement and approximately $52.9 million in outstanding letters of credit issued pursuant to the Credit Agreement. The outstanding borrowings under the Credit Agreement mature on March 22, 2029. At June 30, 2025, San Mateo had $778.0 million of borrowings outstanding under the San Mateo Credit Facility and approximately $15.4 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The outstanding borrowings under the San Mateo Credit Facility mature on November 26, 2029. Assuming the amounts outstanding and interest rates of 6.18% and 6.43% respectively, for the Credit Agreement and the San Mateo Credit Facility at June 30, 2025, the interest expense for such facilities is expected to be approximately $24.4 million and $50.7 million, respectively, each year until maturity.
(2)The amounts included in the table above represent principal maturities only. Interest expense on the $500.0 million of outstanding 2028 Notes as of June 30, 2025 is expected to be approximately $34.4 million each year until maturity. Interest expense on the $900.0 million of outstanding 2032 Notes as of June 30, 2025 is expected to be approximately $58.5 million. Interest expense on the $750.0 million of outstanding 2033 Notes as of June 30, 2025 is expected to be approximately $46.9 million.
(3)At June 30, 2025, we had outstanding commitments to participate in the drilling and completion of various non-operated wells.
(4)We do not own or operate our own drilling rigs, but instead we enter into contracts with third parties for such drilling rigs.
(5)The amounts included in the table above represent discounted cash flow estimates for future asset retirement obligations at June 30, 2025.
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
(7)We dedicated to San Mateo our current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, we dedicated to San Mateo our current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements. In 2024, we also dedicated to San Mateo certain of our current and future leasehold interests in the Ranger and Antelope Ridge asset areas pursuant to 15-year, fixed-fee natural gas gathering, compression, treating and processing agreements with San Mateo. See Note 10 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information about these contractual commitments.
(8)At June 30, 2025, we had outstanding commitments related to San Mateo’s Marlan Processing Plant Expansion, in addition to commitments to purchase compressors to be utilized in San Mateo’s operations.

General Outlook and Trends
Our business success and financial results are dependent on many factors beyond our control, such as economic, political and regulatory developments, as well as competition from other sources of energy. For example, the current administration and Congress has altered, and may continue to alter, our current regulatory framework and may impact our business and the oil and gas industry generally. On July 4, 2025, the President of the United States signed into law the OBBBA. The legislation makes permanent, extends or modifies certain provisions under the 2017 Tax Cuts and Jobs Act, among other things. The provisions of the OBBBA that are currently expected to most significantly impact us include (i) a permanent extension of 100% bonus depreciation for certain capital expenditures, (ii) immediate deduction of domestic research or experimental expenditures, (iii) acceleration of unamortized domestic research or development expenditures and (iv) elimination of the deduction for depreciation, amortization and depletion from the definition of “adjusted taxable income” for the purpose of calculating interest expense deductions. We now expect to make cash tax payments of approximately 0% to 5% of income before income taxes for the year ending December 31, 2025 at current commodity prices. Our cash tax payments will be dependent upon a variety of factors that will impact taxable income, including oil and natural gas prices, allowable deductions and any legislative changes thereon, and any tax credits generated that would offset tax liabilities in 2025. We will continue to evaluate the full impact of this new legislation on our consolidated financial statements.
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
Oil prices were lower in the second quarter of 2025, as compared to the second quarter of 2024. For the three months ended June 30, 2025, oil prices averaged $63.68 per Bbl, ranging from a low of $57.13 per Bbl in early May to a high of $75.14 per Bbl in mid-June, based upon the West Texas Intermediate (“WTI”) oil futures contract price for the earliest delivery date. Oil prices averaged $80.66 per Bbl for the three months ended June 30, 2024. We realized a weighted average oil price of $64.34 per Bbl (with no realized gains or losses from oil derivatives) for our oil production for the three months ended June 30, 2025, as compared to $81.20 per Bbl (with no realized gains or losses from oil derivatives) for our oil production for the three months ended June 30, 2024. Oil prices have remained volatile since June 30, 2025. At July 22, 2025, the WTI oil futures contract for the earliest delivery date had increased from the average price for the second quarter of 2025 of $63.68 per Bbl, settling at $66.21 per Bbl, which was a decrease as compared to $79.78 per Bbl at July 22, 2024.
Natural gas prices were higher in the second quarter of 2025, as compared to the second quarter of 2024. For the three months ended June 30, 2025, natural gas prices averaged $3.51 per MMBtu, ranging from a high of $4.14 per MMBtu in early April to a low of $2.93 per MMBtu in late April, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. Natural gas prices averaged $2.27 per MMBtu for the three months ended June 30, 2024. We report production volumes in two streams, oil and natural gas (which includes both dry gas and NGLs). Waha prices were also higher for the second quarter of 2025, as compared to the second quarter of 2024, which contributed to higher realized weighted average natural gas prices for the second quarter of 2025. We realized a weighted average natural gas price of $2.05 per Mcf ($2.20 per Mcf including realized gains from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended June 30, 2025, as compared to $2.00 per Mcf ($2.11 per Mcf including realized gains from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended June 30, 2024. Certain volumes of our natural gas production are sold at prices established at the beginning of each month by the various markets where we sell our natural gas production, and certain volumes of our natural gas production are sold at daily market prices. At July 22, 2025, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had decreased from the average price for the second quarter of 2025 of $3.51 per MMBtu, to $3.25 per MMBtu, which was an increase as compared to $2.25 per MMBtu at July 22, 2024.

The prices we receive for oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the WTI oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At June 30, 2025, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and a significant portion of our natural gas production from the Delaware Basin was sold based on Houston Ship Channel pricing, while the remainder of our Delaware Basin natural gas production was sold primarily based on prices established at the Waha hub in far West Texas.
The Midland-Cushing (Oklahoma) oil price differential has been highly volatile in recent years. At July 22, 2025, this oil price differential was positive at approximately +$0.32 per Bbl. At July 22, 2025, we had no derivative contracts in place to mitigate our exposure to this Midland-Cushing (Oklahoma) oil price differential for 2025.
Certain volumes of our Delaware Basin natural gas production are exposed to the Waha-Henry Hub basis differential, which has also been highly volatile in recent years. In recent years, concerns about natural gas pipeline takeaway capacity out of the Delaware Basin began to increase and as a result, the Waha-Henry Hub basis differential began to widen. The Waha-Henry Hub basis differential averaged ($2.30) per MMBtu for the six months ended June 30, 2025. Between June 30, 2025 and July 22, 2025, this natural gas price differential remained wide at approximately ($1.76) per MMBtu. A significant portion of our Delaware Basin natural gas production, however, is sold at Houston Ship Channel pricing and is not exposed to Waha pricing. During 2023 and 2024, we typically realized a narrower differential to natural gas sold at the Waha hub despite higher transportation charges incurred to transport the natural gas to the Gulf Coast. At certain times, we may also sell a portion of our natural gas production into other markets to improve our realized natural gas pricing. Further, approximately 3% of our reported natural gas production for the six months ended June 30, 2025 was attributable to the Haynesville shale play, which is not exposed to Waha pricing. In addition, as a two-stream reporter, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
From time to time, we use derivative financial instruments to mitigate our exposure to commodity price risk associated with oil, natural gas and NGL prices. Even so, decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. This, in turn, may affect the liquidity that can be accessed through the borrowing base under the Credit Agreement and through the capital markets. During the first six months of 2025, we realized a net gain on our natural gas basis differential derivative contracts of approximately $9.7 million, resulting primarily from natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts.
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
Tariffs and Trading Relationships
In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including China. Since that time, the U.S. has expanded tariffs on key industrial inputs, including tariffs on steel and aluminum imports. Increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government has at times announced, rescinded, modified and temporarily suspended multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of raw materials, equipment and other inputs critical to our operations, and may contribute to inflation in the markets in which we operate. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.
Regulatory Matters
Our oil and natural gas exploration, development, production, midstream and related operations are subject to extensive federal, state and local laws, rules and regulations. Failure to comply with these laws, rules and regulations can result in substantial monetary penalties or delay or suspension of operations. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these laws, rules and regulations are frequently amended or reinterpreted and new laws, rules and regulations are proposed or promulgated, we are unable to predict the future cost or impact of complying with the laws, rules and regulations to which we are, or will become, subject. For more information about the Company’s regulatory matters, see “Business—Regulation” and “Risk Factors—Risks Related to Laws and Regulations” in the Annual Report. The following disclosures about our regulatory matters include updates to, and should be read in conjunction with, the above referenced sections of the Annual Report:
On March 6, 2024, the SEC adopted a new set of rules that would require a wide range of climate-related disclosures, including material climate-related risks, information on any climate-related targets or goals that are material to the registrant’s business, results of operations or financial condition, Scope 1 and Scope 2 greenhouse gas emissions on a phased-in basis by certain larger registrants when those emissions are material and the filing of an attestation report covering the same, and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Litigation challenging the rules was filed by multiple parties in multiple jurisdictions, which was consolidated and assigned to the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC announced that it was voluntarily delaying the implementation of the climate disclosure rules while the Eighth Circuit considered the litigation. On March 27, 2025, the SEC voted to end the defense of the rules in the litigation, and on July 23, 2025, it filed a status report requesting that the Eighth Circuit proceed with the case and issue an opinion on the challenges to the climate disclosure rules.
On November 18, 2024, the Environmental Protection Agency published final rules under authority of the Inflation Reduction Act of 2022 that would impose a waste emissions charge on large emitters of waste methane from the oil and gas sector. On March 14, 2025, President Trump signed a Joint Resolution of Disapproval under the Congressional Review Act to nullify and prohibit the waste emissions charge rules from taking effect. In line with the Joint Resolution of Disapproval, the Environmental Protection Agency issued a final rule on May 19, 2025, removing the waste emissions charge rules from the Code of Federal Regulations. However, the underlying law mandating the waste emissions charge remains in effect. The OBBBA delayed collection of the charge until 2034.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At June 30, 2025, Bank of America, PNC Bank, Truist Bank, The Bank of Nova Scotia, Royal Bank of Canada, Comerica Bank, BOKF (or affiliates thereof), The Toronto Dominion Bank, J.P. Morgan Chase Bank and Wells Fargo Bank were the counterparties for our derivative instruments. We have considered the credit standing of the counterparties in determining the fair value of our derivative financial instruments.
At June 30, 2025, we had various costless collar contracts open and in place to mitigate our exposure to oil and natural gas price volatility, each with an established price floor and ceiling. At June 30, 2025, we had natural gas basis differential swap contracts open and in place to mitigate our exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price. We had no open contracts associated with NGL prices at June 30, 2025.
See Note 8 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments. Such information is incorporated herein by reference.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2025, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
We are party to several legal proceedings encountered in the ordinary course of business. While the ultimate outcome and impact on us cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on our financial condition, results of operations or cash flows.
During the three months ended June 30, 2025, there were no material changes regarding the legal proceedings we have disclosed in “Item 3. Legal Proceedings” in the Annual Report.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see “Item 1A. Risk Factors” in the Annual Report.
Item 2. Repurchase of Equity by the Company or Affiliates
The following table contains information about our acquisition of equity securities during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value in thousands) of Shares that May Yet Be Purchased under the Plans or Programs(2)
April 1, 2025 to April 30, 2025	745,667	$40.61	745,667	$369,703
May 1, 2025 to May 31, 2025	357,533	$39.84	350,000	$355,751
June 1, 2025 to June 30, 2025	2,410	$46.40	—	$—
Total	1,105,610	$40.37	1,095,667
_________________
(1)During the second quarter of 2025, the Company re-acquired 9,943 shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.
(2)In April 2025, the Board authorized the Share Repurchase Program covering up to $400.0 million of common stock. During the second quarter of 2025, we repurchased 1,095,667 shares of our common stock under the Share Repurchase Program at a weighted average price of $40.37 per common share for a total cost of $44.2 million, excluding accrued excise tax of $0.4 million.
Item 5. Other Information
Insider Trading Plans
During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1†
Form of Employment Agreement between Matador Resources Company and each of Christopher P. Calvert, W. Thomas Elsener, Bryan A. Erman, William D. Lambert and Glenn W. Stetson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

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

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Income - Unaudited, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

MATADOR RESOURCES COMPANY

Date: July 25, 2025	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: July 25, 2025	By:	/s/ William D. Lambert
William D. Lambert
Executive Vice President, Chief Financial Officer and Head of Strategy