Form 10-Q
period 2025-09-30
Matador Resources Co
filed 2025-10-24
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 21, 2025, there were 124,270,672 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except par value and share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash	$20,150	$23,033
Restricted cash	76,237	71,709
Accounts receivable
Oil and natural gas revenues	301,798	331,590
Joint interest billings	236,614	260,555
Other	101,443	62,584
Derivative instruments	21,205	15,968
Lease and well equipment inventory	43,549	38,469
Prepaid expenses and other current assets	115,845	123,437
Total current assets	916,841	927,345
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	13,875,196	12,534,290
Unproved and unevaluated	1,796,468	1,702,203
Midstream properties	1,926,215	1,683,334
Other property and equipment	51,661	47,532
Less accumulated depletion, depreciation and amortization	(7,089,632)	(6,203,263)
Net property and equipment	10,559,908	9,764,096
Other assets
Derivative instruments	2,237	—
Other long-term assets	167,722	158,668
Total other assets	169,959	158,668
Total assets	$11,646,708	$10,850,109
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$125,624	$147,139
Accrued liabilities	548,362	441,484
Royalties payable	342,901	227,865
Amounts due to affiliates	36,714	30,544
Derivative instruments	2,518	—
Advances from joint interest owners	119,481	83,338
Other current liabilities	81,591	64,987
Total current liabilities	1,257,191	995,357
Long-term liabilities
Borrowings under Credit Agreement	285,000	595,500
Borrowings under San Mateo Credit Facility	815,000	615,000
Senior unsecured notes payable	2,119,554	2,114,908
Asset retirement obligations	139,120	114,237
Derivative instruments	17,246	—
Deferred income taxes	1,041,242	847,666
Other long-term liabilities	116,575	110,009
Total long-term liabilities	4,533,737	4,397,320
Commitments and contingencies (see Note 10)
Shareholders’ equity
Common stock - $0.01 par value, 160,000,000 shares authorized; 125,763,615 and 125,101,268 shares issued; and 124,379,236 and 125,048,396 shares outstanding, respectively	1,257	1,251
Additional paid-in capital	2,555,236	2,533,247
Retained earnings	3,006,849	2,556,987
Treasury stock, at cost, 1,384,379 and 52,872 shares, respectively	(57,381)	(2,336)
Total Matador Resources Company shareholders’ equity	5,505,961	5,089,149
Non-controlling interest in subsidiaries	349,819	368,283
Total shareholders’ equity	5,855,780	5,457,432
Total liabilities and shareholders’ equity	$11,646,708	$10,850,109

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Oil and natural gas revenues	$810,241	$770,155	$2,535,933	$2,249,974
Third-party midstream services revenues	43,833	38,316	119,339	103,324
Sales of purchased natural gas	61,043	51,666	191,696	147,377
Realized gain on derivatives	3,946	4,528	13,607	8,573
Unrealized gain (loss) on derivatives	19,952	35,118	(12,290)	25,364
Total revenues	939,015	899,783	2,848,285	2,534,612
Expenses
Production taxes, transportation and processing	83,078	72,737	259,706	219,702
Lease operating	107,483	86,808	319,769	242,133
Plant and other midstream services operating	50,525	43,695	149,083	120,576
Purchased natural gas	47,658	31,222	137,735	105,894
Depletion, depreciation and amortization	305,354	242,821	889,847	681,066
Accretion of asset retirement obligations	2,148	1,657	5,642	4,259
General and administrative	36,790	28,787	102,709	86,353
Total expenses	633,036	507,727	1,864,491	1,459,983
Operating income	305,979	392,056	983,794	1,074,629
Other income (expense)
Interest expense	(50,641)	(36,169)	(153,475)	(111,717)
Net loss on asset sales and impairment	(589)	—	(589)	—
Other income	5,003	2,111	14,011	567
Total other expense	(46,227)	(34,058)	(140,053)	(111,150)
Income before income taxes	259,752	357,998	843,741	963,479
Income tax provision (benefit)
Current	(39,335)	(21,096)	6,735	26,280
Deferred	98,463	106,417	191,776	203,805
Total income tax provision	59,128	85,321	198,511	230,085
Net income	200,624	272,677	645,230	733,394
Net income attributable to non-controlling interest in subsidiaries	(24,260)	(24,386)	(78,556)	(62,605)
Net income attributable to Matador Resources Company shareholders	$176,364	$248,291	$566,674	$670,789
Earnings per common share
Basic	$1.42	$1.99	$4.55	$5.45
Diluted	$1.42	$1.99	$4.54	$5.44
Weighted average common shares outstanding
Basic	124,396	124,814	124,668	123,107
Diluted	124,410	124,983	124,729	123,358
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Nine Months Ended September 30, 2025

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

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Nine Months Ended September 30, 2025

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Retained earnings	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at July 1, 2025	125,416	$1,254	$2,546,557	$2,869,147	1,240	$(50,785)	$5,366,173	$360,349	$5,726,522
Dividends declared ($0.3125 per share)	—	—	—	(38,662)	—	—	(38,662)	—	(38,662)
Issuance of common stock pursuant to employee stock compensation plan	324	3	(564)	—	—	—	(561)	—	(561)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	9,243	—	—	—	9,243	—	9,243
Stock options exercised, net of options forfeited in net share settlements, and employee stock purchases	24	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	7	(74)	(74)	—	(74)
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(34,790)	(34,790)
Repurchases of common stock	—	—	—	—	137	(6,522)	(6,522)	—	(6,522)
Current period net income	—	—	—	176,364	—	—	176,364	24,260	200,624
Balance at September 30, 2025	125,764	$1,257	$2,555,236	$3,006,849	1,384	$(57,381)	$5,505,961	$349,819	$5,855,780
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

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Nine Months Ended September 30, 2024

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Retained earnings	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at July 1, 2024	124,886	$1,249	$2,483,075	$2,150,292	74	$(2,990)	$4,631,626	$223,979	$4,855,605
Dividends declared ($0.20 per share)	—	—	—	(24,851)	—	—	(24,851)	—	(24,851)
Issuance of common stock pursuant to employee stock compensation plan	9	—	54	—	—	—	54	—	54
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	5,871	—	—	—	5,871	—	5,871
Restricted stock forfeited	—	—	—	—	8	(39)	(39)	—	(39)
Contribution related to formation of San Mateo, net of tax of $2.6 million (see Note 7)	—	—	9,678	—	—	—	9,678	—	9,678
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(22,785)	(22,785)
Current period net income	—	—	—	248,291			248,291	24,386	272,677
Balance at September 30, 2024	124,895	$1,249	$2,498,678	$2,373,732	82	$(3,029)	$4,870,630	$225,580	$5,096,210
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$645,230	$733,394
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized loss (gain) on derivatives	12,290	(25,364)
Depletion, depreciation and amortization	889,847	681,066
Accretion of asset retirement obligations	5,642	4,259
Stock-based compensation expense	14,641	10,091
Deferred income tax provision	191,776	203,805
Amortization of debt issuance cost and other debt-related costs	11,029	12,286
Other non-cash changes	2,984	(1,027)
Changes in operating assets and liabilities
Accounts receivable	9,024	(75,904)
Lease and well equipment inventory	(32,303)	(8,587)
Prepaid expenses and other current assets	5,336	(78)
Other long-term assets	(1,524)	3,075
Accounts payable, accrued liabilities and other current liabilities	42,708	43,984
Royalties payable	115,036	52,882
Advances from joint interest owners	36,143	35,105
Other long-term liabilities	2,707	2,939
Net cash provided by operating activities	1,950,566	1,671,926
Investing activities
Drilling, completion and equipping capital expenditures	(1,093,010)	(905,431)
Acquisition of Ameredev	—	(1,831,214)
Acquisition of oil and natural gas properties	(261,831)	(321,827)
Midstream capital expenditures	(237,436)	(219,189)
Expenditures for other property and equipment	(3,047)	(3,957)
Proceeds from sale of assets	22,426	900
Proceeds from sale of equity method investment	3,263	—
Net cash used in investing activities	(1,569,635)	(3,280,718)
Financing activities
Repayments of borrowings under Credit Agreement	(1,840,500)	(3,080,000)
Borrowings under Credit Agreement	1,530,000	3,535,000
Repayments of borrowings under San Mateo Credit Facility	(265,000)	(193,000)
Borrowings under San Mateo Credit Facility	465,000	197,000
Cost to amend credit facilities	(530)	(25,936)
Proceeds from issuance of senior unsecured notes	—	1,650,000
Cost to issue senior unsecured notes	—	(26,073)
Purchase of senior unsecured notes	—	(699,191)
Proceeds from issuance of common stock	—	344,663
Repurchases of common stock	(50,706)	—
Dividends paid	(116,812)	(73,598)
Contributions related to formation of San Mateo	9,200	22,500
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	19,110
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(97,020)	(72,961)
Taxes paid related to net share settlement of stock-based compensation	(11,822)	(14,519)
Other	(1,096)	(3,478)
Net cash (used in) provided by financing activities	(379,286)	1,579,517
Change in cash and restricted cash	1,645	(29,275)
Cash and restricted cash at beginning of period	94,742	106,298
Cash and restricted cash at end of period	$96,387	$77,023

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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements, Basis of Presentation, Consolidation and Significant Estimates
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) but do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025 (the “Annual Report”). The Company consolidates certain subsidiaries and joint ventures that are less-than-wholly-owned and are not involved in oil and natural gas exploration, including San Mateo, and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification (“ASC”), Consolidation (Topic 810). The Company proportionately consolidates certain joint ventures that are less-than-wholly-owned and are involved in oil and natural gas exploration. All intercompany accounts and transactions have been eliminated in consolidation. In management’s opinion, these interim unaudited condensed consolidated financial statements include all normal, recurring adjustments that are necessary for a fair presentation of the Company’s interim unaudited condensed consolidated financial statements as of September 30, 2025. Amounts as of December 31, 2024 are derived from the Company’s audited consolidated financial statements included in the Annual Report.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Revenues
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues from contracts with customers	$915,117	$860,137	$2,846,968	$2,500,675
Realized gain on derivatives	3,946	4,528	13,607	8,573
Unrealized gain (loss) on derivatives	19,952	35,118	(12,290)	25,364
Total revenues	$939,015	$899,783	$2,848,285	$2,534,612

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Oil revenues	$713,947	$698,391	$2,182,648	$2,002,454
Natural gas revenues	96,294	71,764	353,285	247,520
Third-party midstream services revenues	43,833	38,316	119,339	103,324
Sales of purchased natural gas	61,043	51,666	191,696	147,377
Total revenues from contracts with customers	$915,117	$860,137	$2,846,968	$2,500,675

Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, the Company is required to perform a ceiling test each quarter that determines a limit, or ceiling, on the capitalized costs of oil and natural gas properties based primarily on the after-tax estimated future net cash flows from oil and natural gas properties using a 10% discount rate and the arithmetic average of first-day-of-the-month oil and natural gas prices for the prior 12-month period. For each of the three and nine months ended September 30, 2025 and 2024, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and, as a result, no impairment charge was necessary.
The Company capitalized approximately $19.5 million and $15.0 million of its general and administrative costs for the three months ended September 30, 2025 and 2024, respectively, and $55.2 million and $47.2 million of its general and administrative costs for the nine months ended September 30, 2025 and 2024, respectively. The Company capitalized approximately $8.4 million and $8.2 million of its interest expense for the three months ended September 30, 2025 and 2024, respectively, and $23.3 million and $23.4 million of its interest expense for the nine months ended September 30, 2025 and 2024, respectively.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The following table sets forth the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average common shares outstanding
Basic	124,396	124,814	124,668	123,107
Dilutive effect of options and restricted stock units	14	169	61	251
Diluted weighted average common shares outstanding	124,410	124,983	124,729	123,358
Recent Accounting Pronouncements
Income Taxes. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this standard provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid. This ASU is effective for the Company prospectively to all annual periods beginning after December 15, 2024, and interim reporting periods beginning after December 15, 2025. While the adoption of this ASU will modify the Company’s disclosures, it will not have an impact on the Company’s consolidated balance sheets or statements of income or cash flows in its consolidated financial statements.
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
NOTE 3 — BUSINESS COMBINATIONS AND DIVESTITURES
Ameredev Acquisition
On September 18, 2024, a wholly-owned subsidiary of the Company completed the acquisition (the “Ameredev Acquisition”) of Ameredev Stateline II, LLC (“Ameredev”) from affiliates of EnCap Investments L.P., including (i) certain oil and natural gas producing properties and undeveloped acreage located in Lea County, New Mexico and Loving and Winkler Counties, Texas, and (ii) an approximate 19% stake in the parent company of Piñon Midstream, LLC. Refer to Note 6—Business Combinations and Divestitures in the notes to the consolidated financial statements in the Annual Report for additional details regarding the Ameredev Acquisition, including information regarding the Company’s accounting treatment of the Ameredev Acquisition.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 3 — BUSINESS COMBINATIONS AND DIVESTITURES — Continued
The final allocation of the total purchase price for the Ameredev Acquisition, including immaterial adjustments from the preliminary allocation as of June 30, 2025, is set forth below (in thousands).

Consideration	Allocation
Cash consideration given	$1,831,214
Allocation of purchase price
Current assets	$51,499
Oil and natural gas properties
Evaluated	1,316,532
Unproved and unevaluated	316,586
Midstream assets	117,762
Equity method investment	115,819
Current liabilities	(80,651)
Asset retirement obligations	(6,333)
Net assets acquired	$1,831,214
Divestitures
During the first quarter of 2025, the Company sold its remaining South Texas assets in the Eagle Ford shale for $22.2 million, which amount is subject to customary post-closing adjustments.
NOTE 4 — ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2025 (in thousands).

Beginning asset retirement obligations	$122,668
Liabilities incurred during period	6,980
Liabilities settled during period	(1,414)
Revisions in estimated cash flows	17,142
Divestitures during period	(5,799)
Accretion expense	5,642
Ending asset retirement obligations	145,219
Less: current asset retirement obligations(1)	(6,099)
Long-term asset retirement obligations	$139,120
 _______________
(1)Included in accrued liabilities in the Company’s interim unaudited condensed consolidated balance sheet at September 30, 2025.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 5 — DEBT
The components of debt, including the effects of issuance costs and discounts, net as of September 30, 2025 and December 31, 2024, are set forth below (in thousands).

	September 30, 2025	December 31, 2024
Revolving credit agreements:
Credit Agreement due 2029	$285,000	$595,500
San Mateo Credit Facility due 2029	815,000	615,000
Senior unsecured notes:
6.875% senior notes due 2028 (the “2028 Notes”)	500,000	500,000
6.500% senior notes due 2032 (the “2032 Notes”)	900,000	900,000
6.250% senior notes due 2033 (the “2033 Notes”)	750,000	750,000
Issuance costs and discounts, net	(30,446)	(35,092)
Total senior unsecured notes payable	2,119,554	2,114,908
Total long-term debt	$3,219,554	$3,325,408
Credit Agreements
MRC Energy Company
At September 30, 2025, the Company had $285.0 million in borrowings outstanding under the Company’s reserves-based revolving credit facility (the “Credit Agreement”) and approximately $54.0 million in outstanding letters of credit issued pursuant to the Credit Agreement.
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
The Credit Agreement requires the Company to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities of debt, of not less than 1.0 at the end of each fiscal quarter, and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to the greater of $150.0 million or 10% of the elected borrowing commitments of unrestricted cash and cash equivalents), divided by a rolling four quarter EBITDA calculation, of 3.5 or less at the end of each fiscal quarter. The Company believes that it was in compliance with the terms of the Credit Agreement at September 30, 2025.
San Mateo Midstream, LLC
At September 30, 2025, San Mateo had $815.0 million in borrowings outstanding under its secured revolving credit facility (the “San Mateo Credit Facility”) and approximately $15.4 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Since September 30, 2025, San Mateo repaid $55.0 million of borrowings under the San Mateo Credit Facility, and at October 21, 2025, San Mateo had $760.0 million in borrowings outstanding under the San Mateo Credit Facility.

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
The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.0 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.5 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s debt to EBITDA ratio is greater than 4.5 or San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. The Company believes that San Mateo was in compliance with the terms of the San Mateo Credit Facility at September 30, 2025.
NOTE 6 — INCOME TAXES
On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act (the “OBBBA”). The legislation, among other things, makes permanent, extends or modifies certain provisions under the 2017 Tax Cuts and Jobs Act, including a permanent extension of 100% bonus depreciation for certain capital expenditures and immediate deduction of domestic research or experimental expenditures. Pursuant to ASC Topic 740, Income Taxes, the effects of changes in tax law are recognized in the period of enactment, and as a result, the Company recognized the impacts of this legislation in its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025. The effective income tax rates and the total income tax provision for the three and nine months ended September 30, 2025 were not materially impacted by the enactment of the OBBBA.
The Company recorded a current income tax benefit of $39.3 million and a current income tax provision of $6.7 million for the three and nine months ended September 30, 2025, respectively, and a deferred income tax provision of $98.5 million and $191.8 million for the three and nine months ended September 30, 2025, respectively. The Company recorded a current income tax benefit of $21.1 million and a current tax provision of $26.3 million for the three and nine months ended September 30, 2024, respectively, and a deferred income tax provision of $106.4 million and $203.8 million for the three and nine months ended September 30, 2024, respectively. The increase in the current income tax benefit for the three months ended September 30, 2025 and the decrease in the current tax provision for the nine months ended September 30, 2025 compared to the respective periods of 2024 were primarily the result of the OBBBA.
The Company’s effective income tax rate of 25% and 26% for the three months ended September 30, 2025 and 2024, respectively, and 26% for each of the nine months ended September 30, 2025 and 2024, differed from the U.S. federal statutory rate due primarily to state taxes in New Mexico.
NOTE 7 — EQUITY
Stock-based Compensation
During the nine months ended September 30, 2025, the Company granted awards to certain of its employees of 474,393 service-based restricted stock units to be settled in cash, which are liability instruments, and 363,038 performance-based stock units and 380,206 service-based shares of restricted stock, which are equity instruments. The performance-based stock units vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year period ending December 31, 2027, as compared to a designated peer group. The service-based restricted stock and restricted stock units vest over a three-year period. The fair value of these awards was approximately $65.4 million on their respective grant dates.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 7 — EQUITY— Continued
Common Stock Dividend
Matador’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.3125 per share of common stock in each of the first, second and third quarters of 2025. The first quarter dividend, which totaled $39.2 million, was paid on March 14, 2025 to shareholders of record as of February 28, 2025. The second quarter dividend, which totaled $39.0 million, was paid on June 6, 2025 to shareholders of record as of May 9, 2025. The third quarter dividend, which totaled $38.7 million, was paid on September 5, 2025 to shareholders of record as of August 15, 2025. On October 15, 2025, the Board amended the Company’s dividend policy to increase the quarterly dividend to $0.375 per share of common stock for future dividend payments and also declared a quarterly cash dividend of $0.375 per share of common stock payable on December 5, 2025 to shareholders of record as of November 10, 2025.
Share Repurchase Program
On April 16, 2025, the Board authorized a share repurchase program (the “Share Repurchase Program”) of up to $400.0 million of common stock. These repurchases may be conducted through a variety of methods, including open market purchases, 10b5-1 trading plans, privately negotiated transactions or other means.
During the three and nine months ended September 30, 2025, the Company repurchased 137,161 and 1,232,828 shares of common stock under the Share Repurchase Program at a weighted average price of $47.06 and $41.11 per common share for a total cost of $6.5 million and $50.7 million, respectively.
San Mateo Distributions and Contributions
During the three months ended September 30, 2025 and 2024, San Mateo distributed $36.2 million and $23.7 million, respectively, to the Company and $34.8 million and $22.8 million, respectively, to a subsidiary of Five Point Infrastructure LLC (previously, Five Point Energy LLC) (“Five Point”), the Company’s joint venture partner in San Mateo. During the nine months ended September 30, 2025 and 2024, San Mateo distributed $101.0 million and $75.9 million, respectively, to the Company and $97.0 million and $73.0 million, respectively, to a subsidiary of Five Point.
During the three and nine months ended September 30, 2025, there were no contributions to San Mateo by either the Company or Five Point. During the three months ended September 30, 2024, there were no contributions to San Mateo by either the Company or Five Point. During the nine months ended September 30, 2024, the Company contributed $19.9 million and Five Point contributed $19.1 million of cash to San Mateo.
Performance Incentives
No performance incentives were paid by Five Point to the Company during the three months ended September 30, 2025. Five Point paid the Company $12.3 million of performance incentives during the three months ended September 30, 2024. Five Point paid the Company $9.2 million and $22.5 million of performance incentives during the nine months ended September 30, 2025 and 2024, respectively. These performance incentives are recorded when received, net of the $2.6 million deferred tax impact to the Company for the three months ended September 30, 2024 and $1.9 million and $4.7 million deferred tax impact to the Company for the nine months ended September 30, 2025 and 2024, respectively, in “Additional paid-in capital” in the Company’s interim unaudited condensed consolidated balance sheets. These performance incentives for the three and nine months ended September 30, 2025 and 2024 are also denoted as “Contributions related to formation of San Mateo” under “Financing activities” in the Company’s interim unaudited condensed consolidated statements of cash flows and changes in shareholders’ equity.
NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2025, the Company had various costless collar contracts open and in place to mitigate its exposure to oil and natural gas price volatility, each with an established price floor and ceiling. At September 30, 2025, the Company had natural gas basis differential swap contracts open and in place to mitigate its exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price. The Company had no open contracts associated with natural gas liquids prices at September 30, 2025.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
The following is a summary of the Company’s open costless collar contracts at September 30, 2025.

Commodity	Calculation Period	Notional Quantity (Bbl or MMBtu)	Weighted Average Price Floor ($/Bbl or $/MMBtu)	Weighted Average Price Ceiling ($/Bbl or $/MMBtu)	Fair Value of Asset (Liability) (thousands)
Oil	10/01/2025 - 12/31/2025	6,440,000	$52.00	$77.20	$886
Natural Gas	01/01/2026 - 12/31/2026	54,750,000	$3.50	$6.70	14,521
Total open costless collar contracts					$15,407

The following is a summary of the Company’s open basis differential swap contracts at September 30, 2025.

Commodity	Calculation Period	Notional Quantity (MMBtu)	Fixed Price ($/MMBtu)	Fair Value of Asset (Liability) (thousands)
Natural Gas Basis Differential	10/01/2025 - 12/31/2025	2,760,000	$(0.59)	$8,034
Natural Gas Basis Differential	01/01/2026 - 12/31/2026	54,750,000	$(2.52)	(19,763)
Total open basis differential swap contracts				$(11,729)
The Company’s derivative financial instruments are subject to master netting arrangements, and the Company’s counterparties allow for cross-commodity master netting provided the settlement dates for the commodities are the same. The Company does not present different types of commodities with the same counterparty on a net basis in its interim unaudited condensed consolidated balance sheets.
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the interim unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the condensed consolidated balance sheets	Net amounts presented in the condensed consolidated balance sheets
September 30, 2025
Current assets	$38,671	$(17,466)	$21,205
Other assets	4,651	(2,414)	2,237
Current liabilities	(19,984)	17,466	(2,518)
Long-term liabilities	(19,660)	2,414	(17,246)
Total	$3,678	$—	$3,678
December 31, 2024
Current assets	$19,899	$(3,931)	$15,968
Current liabilities	(3,931)	3,931	—
Total	$15,968	$—	$15,968

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

		Three Months Ended September 30,		Nine Months Ended September 30,
Type of Instrument	Location in Condensed Consolidated Statement of Income	2025	2024	2025	2024
Derivative Instrument
Natural Gas	Revenues: Realized gain on derivatives	$3,946	$4,528	$13,607	$8,573
Realized gain on derivatives		3,946	4,528	13,607	8,573
Oil	Revenues: Unrealized (loss) gain on derivatives	(4,372)	35,602	(2,790)	20,898
Natural Gas	Revenues: Unrealized gain (loss) on derivatives	24,324	(484)	(9,500)	4,466
Unrealized gain (loss) on derivatives		19,952	35,118	(12,290)	25,364
Total		$23,898	$39,646	$1,317	$33,937
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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of September 30, 2025 and December 31, 2024 (in thousands).

	Fair Value Measurements at September 30, 2025 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil costless collars	$—	$886	$—	$886
Natural gas costless collars	—	14,521	—	14,521
Natural gas basis differential swaps	—	(11,729)	—	(11,729)
Total	$—	$3,678	$—	$3,678

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
Other Fair Value Measurements
At September 30, 2025 and December 31, 2024, the carrying values reported on the interim unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners and other current liabilities approximated their fair values due to their short-term maturities.
At September 30, 2025 and December 31, 2024, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
At September 30, 2025 and December 31, 2024, the fair value of the 2028 Notes was $509.5 million and $505.4 million, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
At September 30, 2025 and December 31, 2024, the fair value of the 2032 Notes was $911.2 million and $890.7 million, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
At September 30, 2025 and December 31, 2024, the fair value of the 2033 Notes was $755.2 million and $730.6 million, respectively, based on quoted market prices, which represent Level 1 inputs in the fair value hierarchy.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination, lease and well equipment inventory when the market value is determined to be lower than the cost of the inventory, and other property and equipment that are reduced to fair value when they are impaired or held for sale.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Produced Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and produced water from certain portions of its acreage for transportation, gathering, processing, fractionation, sales and disposal. The Company paid approximately $18.8 million and $18.6 million for services under these agreements during the three months ended September 30, 2025 and 2024, respectively, and $62.2 million and $50.2 million for services under these agreements during the nine months ended September 30, 2025 and 2024, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at September 30, 2025, the total deficiencies required to be paid by the Company under these agreements would be approximately $697.8 million.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 10 — COMMITMENTS AND CONTINGENCIES — Continued
San Mateo Commitments
The Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area and acreage in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and the Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, the Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements. In 2024, the Company also dedicated to San Mateo certain of its current and future leasehold interests in the Ranger and Antelope Ridge asset areas pursuant to 15-year, fixed-fee natural gas gathering, compression, treating and processing agreements (collectively with the transportation, gathering, produced water disposal and natural gas processing agreements, the “Operational Agreements”). San Mateo provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The remaining minimum contractual obligation under the Operational Agreements at September 30, 2025 was approximately $758.2 million.
Legal Proceedings
The Company is a party to several legal proceedings encountered in the ordinary course of its business. While the ultimate outcome and impact on the Company cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
NOTE 11 — SUPPLEMENTAL DISCLOSURES
Accrued Liabilities
The following table summarizes the Company’s current accrued liabilities at September 30, 2025 and December 31, 2024 (in thousands).

	September 30, 2025	December 31, 2024
Accrued evaluated and unproved and unevaluated property costs	$263,522	$197,817
Accrued midstream properties costs	43,835	31,595
Accrued lease operating expenses	110,141	92,364
Accrued interest on debt	66,316	34,769
Accrued asset retirement obligations	6,099	8,431
Accrued partners’ share of joint interest charges	42,117	41,614
Accrued payable related to purchased natural gas	11,082	9,063
Other	5,250	25,831
Total accrued liabilities	$548,362	$441,484

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 11 — SUPPLEMENTAL DISCLOSURES — Continued
Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the nine months ended September 30, 2025 and 2024 (in thousands).

	Nine Months Ended September 30,
	2025	2024
Cash paid for income taxes	$50,500	$34,283
Cash paid for interest expense, net of amounts capitalized	$110,732	$84,406
Increase in asset retirement obligations related to mineral properties	$16,568	$27,799
Increase in asset retirement obligations related to midstream properties	$341	$492
Increase in liabilities for drilling, completion and equipping capital expenditures	$43,167	$65,925
Increase in liabilities for acquisition of oil and natural gas properties	$1,146	$1,066
Increase (decrease) in liabilities for midstream properties capital expenditures	$12,330	$(33,773)
Stock-based compensation expense recognized as a liability	$8,795	$8,004
Transfer of inventory to oil and natural gas properties	$(18,194)	$(13,377)

The following table provides a reconciliation of cash and restricted cash recorded in the interim unaudited condensed consolidated balance sheets to cash and restricted cash as presented on the interim unaudited condensed consolidated statements of cash flows (in thousands).

	Nine Months Ended September 30,
	2025	2024
Cash	$20,150	$23,277
Restricted cash	76,237	53,746
Total cash and restricted cash	$96,387	$77,023
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
The Company’s chief operating decision maker (“CODM”) is the Chairman and Chief Executive Officer. The CODM uses operating income to assess income generated from each segment to allocate resources by either reinvesting profits as midstream or drilling and completion capital expenditures, or for determining the appropriate amounts for acquisition spend, the repayment of debt, the payment of dividends and repurchases of common stock.

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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended September 30, 2025
Oil and natural gas revenues	$807,167	$3,074	$—	$—	$810,241
Midstream services revenues	—	143,117	—	(99,284)	43,833
Sales of purchased natural gas	26,057	34,986	—	—	61,043
Realized gain on derivatives	3,946	—	—	—	3,946
Unrealized gain on derivatives	19,952	—	—	—	19,952
Operating expense(1)	150,838	50,525	—	(43,355)	158,008
Other expenses(2)	441,003	58,340	31,614	(55,929)	475,028
Operating income(3)	$265,281	$72,312	$(31,614)	$—	$305,979
Total assets(4)	$9,663,974	$1,832,452	$150,282	$—	$11,646,708
Capital expenditures(5)	$569,873	$72,193	$1,291	$—	$643,357
_____________________
(1)Includes lease operating expense for the exploration and production segment and plant and other midstream operating expense for the midstream segment.
(2)Includes depletion, depreciation and amortization expenses of $290.1 million and $14.9 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.4 million. Other expenses for each reportable segment also include (i) production taxes, transportation and processing, (ii) general and administrative expenses, (iii) accretion of asset retirement obligations and (iv) purchased natural gas.
(3)Includes $24.3 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(4)Excludes intercompany receivables and investments in subsidiaries.
(5)Includes $140.0 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $29.4 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 12 — SEGMENT INFORMATION — Continued

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended September 30, 2024
Oil and natural gas revenues	$765,181	$4,974	$—	$—	$770,155
Midstream services revenues	—	120,056	—	(81,740)	38,316
Sales of purchased natural gas	7,079	44,587	—	—	51,666
Realized gain on derivatives	4,528	—	—	—	4,528
Unrealized gain on derivatives	35,118	—	—	—	35,118
Operating expense(1)	130,606	43,695	—	(43,798)	130,503
Other expenses(2)	335,191	54,565	25,410	(37,942)	377,224
Operating income(3)	$346,109	$71,357	$(25,410)	$—	$392,056
Total assets(4)	$8,899,141	$1,653,821	$70,329	$—	$10,623,291
Capital expenditures(5)	$1,915,453	$295,650	$3,186	$—	$2,214,289
_____________________
(1)Includes lease operating expense for the exploration and production segment and plant and other midstream operating expense for the midstream segment.
(2)Includes depletion, depreciation and amortization expenses of $231.6 million and $10.9 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.4 million. Other expenses for each reportable segment also include (i) production taxes, transportation and processing, (ii) general and administrative expenses, (iii) accretion of asset retirement obligations and (iv) purchased natural gas.
(3)Includes $24.4 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(4)Excludes intercompany receivables and investments in subsidiaries.
(5)Includes $1.59 billion attributable to land and seismic acquisition expenditures related to the exploration and production segment, $240.9 million attributable to midstream acquisition expenditures and $5.9 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Nine Months Ended September 30, 2025
Oil and natural gas revenues	$2,526,213	$9,720	$—	$—	$2,535,933
Midstream services revenues	—	400,221	—	(280,882)	119,339
Sales of purchased natural gas	81,316	110,380	—	—	191,696
Realized gain on derivatives	13,607	—	—	—	13,607
Unrealized loss on derivatives	(12,290)	—	—	—	(12,290)
Operating expense(1)	450,879	149,083	—	(131,110)	468,852
Other expenses(2)	1,296,928	161,219	87,264	(149,772)	1,395,639
Operating income(3)	$861,039	$210,019	$(87,264)	$—	$983,794
Total assets(4)	$9,663,974	$1,832,452	$150,282	$—	$11,646,708
Capital expenditures(5)	$1,435,138	$250,864	$3,047	$—	$1,689,049
_____________________
(1)Includes lease operating expense for the exploration and production segment and plant and other midstream operating expense for the midstream segment.
(2)Includes depletion, depreciation and amortization expenses of $848.6 million and $40.1 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $1.2 million. Other expenses for each reportable segment also includes (i) production taxes, transportation and processing, (ii) general and administrative expenses, (iii) accretion of asset retirement obligations and (iv) purchased natural gas.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 12 — SEGMENT INFORMATION — Continued
(3)Includes $78.6 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(4)Excludes intercompany receivables and investments in subsidiaries.
(5)Includes $265.6 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $105.5 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Nine Months Ended September 30, 2024
Oil and natural gas revenues	$2,238,873	$11,679	$—	$(578)	$2,249,974
Midstream services revenues	—	324,248	—	(220,924)	103,324
Sales of purchased natural gas	17,278	130,099	—	—	147,377
Realized gain on derivatives	8,573	—	—	—	8,573
Unrealized gain on derivatives	25,364	—	—	—	25,364
Operating expense(1)	359,038	120,576	—	(116,905)	362,709
Other expenses(2)	960,217	165,440	76,214	(104,597)	1,097,274
Operating income(3)	$970,833	$180,010	$(76,214)	$—	$1,074,629
Total assets(4)	$8,899,141	$1,653,821	$70,329	$—	$10,623,291
Capital expenditures(5)	$2,939,236	$433,587	$3,957	$—	$3,376,780
_____________________
(1)Includes lease operating expense for the exploration and production segment and plant and other midstream operating expense for the midstream segment.
(2)Includes depletion, depreciation and amortization expenses of $647.5 million and $32.7 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $1.0 million. Other expenses for each reportable segment also include (i) production taxes, transportation and processing, (ii) general and administrative expenses, (iii) accretion of asset retirement obligations and (iv) purchased natural gas.
(3)Includes $62.6 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(4)Excludes intercompany receivables and investments in subsidiaries.
(5)Includes $1.94 billion attributable to land and seismic acquisition expenditures related to the exploration and production segment, $240.9 million attributable to midstream acquisition expenditures and $19.2 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

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
In this Quarterly Report on Form 10-Q (this “Quarterly Report”), (i) references to “we,” “our” or the “Company” refer to Matador Resources Company and its subsidiaries as a whole (unless the context indicates otherwise), (ii) references to “Matador” refer solely to Matador Resources Company, (iii) references to “San Mateo” refer to San Mateo Midstream, LLC, collectively with its subsidiaries and (iv) references to the “Ameredev Acquisition” refer to the acquisition of Ameredev Stateline II, LLC from affiliates of EnCap Investments L.P., including (a) certain oil and natural gas producing properties and undeveloped acreage located in Lea County, New Mexico and Loving and Winkler Counties, Texas, and (b) an approximate 19% stake in the parent company of Piñon Midstream, LLC, which was completed by a subsidiary of the Company on September 18, 2024. For certain oil and natural gas terms used in this Quarterly Report, please see the “Glossary of Oil and Natural Gas Terms” included with the Annual Report.
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

Third Quarter Highlights
For the three months ended September 30, 2025, our total oil equivalent production was 19.2 million BOE, and our average daily oil equivalent production was 209,184 BOE per day, of which 119,556 Bbl per day, or 57%, was oil and 537.8 MMcf per day, or 43%, was natural gas. Our average daily oil production of 119,556 Bbl per day for the three months ended September 30, 2025 increased 19% year-over-year from 100,315 Bbl per day for the three months ended September 30, 2024. Our average daily natural gas production of 537.8 MMcf per day for the three months ended September 30, 2025 increased 26% year-over-year from 427.0 MMcf per day for the three months ended September 30, 2024.
The Delaware Basin contributed 100% of our daily oil production and approximately 94% of our daily natural gas production in the third quarter of 2025, as compared to approximately 99% of our daily oil production and approximately 95% of our daily natural gas production in the third quarter of 2024.
For the third quarter of 2025, we reported net income attributable to Matador shareholders of $176.4 million, or $1.42 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $248.3 million, or $1.99 per diluted common share, for the third quarter of 2024. For the third quarter of 2025, our Adjusted EBITDA, a non‑GAAP financial measure, was $566.5 million, as compared to Adjusted EBITDA of $574.5 million during the third quarter of 2024.
For the nine months ended September 30, 2025, we reported net income attributable to Matador shareholders of $566.7 million, or $4.54 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $670.8 million, or $5.44 per diluted common share, for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, our Adjusted EBITDA, a non-GAAP financial measure, was $1.80 billion, as compared to Adjusted EBITDA of $1.66 billion during the nine months ended September 30, 2024.
For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Liquidity and Capital Resources—Non-GAAP Financial Measures.” For more information regarding our financial results for the three and nine months ended September 30, 2025, see “—Results of Operations” below.
2025 Capital Expenditure Budget
On October 21, 2025, we increased our estimated drilling, completing and equipping (“D/C/E”) capital expenditures for 2025 to a range of $1.47 to $1.55 billion from a range of $1.18 to $1.37 billion. On October 21, 2025, we also adjusted our estimated midstream capital expenditures for 2025 to a range of $155.0 to $175.0 million from a range of $120.0 to $180.0 million, which includes our proportionate share of San Mateo’s estimated 2025 capital expenditures as well as the estimated 2025 capital expenditures for other wholly-owned midstream projects. The midstream capital expenditure budget includes 51% of the costs associated with San Mateo’s construction of an additional natural gas processing plant with a designed inlet capacity of 200 MMcf per day, including a nitrogen rejection unit and additional related facilities, to expand its Marlan cryogenic natural gas processing plant (the “Marlan Processing Plant Expansion”), which came online in the second quarter of 2025.
Capital Resources Update
Matador’s Board of Directors (the “Board”) declared quarterly cash dividends of $0.3125 per share of common stock in each of the first, second and third quarters of 2025. On October 15, 2025, the Board amended our dividend policy to increase the quarterly dividend to $0.375 per share of common stock for future dividend payments and also declared a quarterly cash dividend of $0.375 per share of common stock payable on December 5, 2025 to shareholders of record as of November 10, 2025.
On April 16, 2025, the Board authorized a share repurchase program (the “Share Repurchase Program”) of up to $400.0 million of common stock. During the three and nine months ended September 30, 2025, the Company repurchased 137,161 and 1,232,828 shares of common stock under the Share Repurchase Program at a weighted average price of $47.06 and $41.11 per common share for a total cost of $6.5 million and $50.7 million, respectively.
At September 30, 2025, we had (i) $285.0 million in borrowings outstanding under our secured revolving credit facility (the “Credit Agreement”), (ii) approximately $54.0 million in outstanding letters of credit issued pursuant to the Credit Agreement, (iii) $500.0 million of outstanding 6.875% senior notes due 2028 (the “2028 Notes”), (iv) $900.0 million of outstanding 6.50% senior notes due 2032 (the “2032 Notes”) and (v) $750.0 million of outstanding 6.25% senior notes due 2033 (the “2033 Notes”).

In June 2025, San Mateo and certain of its lenders modified San Mateo’s secured revolving credit facility (the “San Mateo Credit Facility”) to (i) increase the lender commitments from $800.0 million to $850.0 million and (ii) add one new bank to San Mateo’s lending group. At September 30, 2025, San Mateo had $815.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $15.4 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Since September 30, 2025, San Mateo repaid $55.0 million of borrowings under the San Mateo Credit Facility, and at October 21, 2025, San Mateo had $760.0 million in borrowings outstanding under the San Mateo Credit Facility.
Critical Accounting Policies
There have been no changes to our critical accounting policies and estimates from those set forth in the Annual Report.
Recent Accounting Pronouncements
See Note 2 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a description of recent accounting pronouncements.
Results of Operations
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Data
Revenues (in thousands)(1)
Oil	$713,947	$698,391	$2,182,648	$2,002,454
Natural gas	96,294	71,764	353,285	247,520
Total oil and natural gas revenues	810,241	770,155	2,535,933	2,249,974
Third-party midstream services revenues	43,833	38,316	119,339	103,324
Sales of purchased natural gas	61,043	51,666	191,696	147,377
Realized gain on derivatives	3,946	4,528	13,607	8,573
Unrealized gain (loss) on derivatives	19,952	35,118	(12,290)	25,364
Total revenues	$939,015	$899,783	$2,848,285	$2,534,612
Net Production Volumes(1)
Oil (MBbl)(2)	10,999	9,229	32,534	25,633
Natural gas (Bcf)(3)	49.5	39.3	141.7	110.2
Total oil equivalent (MBOE)(4)	19,245	15,776	56,142	43,992
Average daily production (BOE/d)(5)	209,184	171,480	205,648	160,555
Average Sales Prices
Oil, without realized derivatives (per Bbl)	$64.91	$75.67	$67.09	$78.12
Oil, with realized derivatives (per Bbl)	$64.91	$75.67	$67.09	$78.12
Natural gas, without realized derivatives (per Mcf)	$1.95	$1.83	$2.49	$2.25
Natural gas, with realized derivatives (per Mcf)	$2.03	$1.94	$2.59	$2.32
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

Three Months Ended September 30, 2025 as Compared to Three Months Ended September 30, 2024
Oil and natural gas revenues. Our oil and natural gas revenues increased $40.1 million, or 5%, to $810.2 million for the three months ended September 30, 2025, as compared to $770.2 million for the three months ended September 30, 2024. Our oil revenues increased $15.6 million, or 2%, to $713.9 million for the three months ended September 30, 2025, as compared to $698.4 million for the three months ended September 30, 2024. The increase in oil revenues resulted from a 19% increase in our oil production to 11.0 million Bbl for the three months ended September 30, 2025, as compared to 9.2 million Bbl for the three months ended September 30, 2024, which was partially offset by a 14% decrease in the weighted average oil price realized for the three months ended September 30, 2025 to $64.91 per Bbl, as compared to $75.67 per Bbl for the three months ended September 30, 2024. Our natural gas revenues increased $24.5 million, or 34%, to $96.3 million for the three months ended September 30, 2025, as compared to $71.8 million for the three months ended September 30, 2024. The increase in natural gas revenues primarily resulted from a 26% increase in our natural gas production to 49.5 Bcf for the three months ended September 30, 2025, as compared to 39.3 Bcf for the three months ended September 30, 2024 and a 7% increase in the weighted average natural gas price realized for the three months ended September 30, 2025 to $1.95 per Mcf, as compared to a weighted average natural gas price of $1.83 per Mcf for the three months ended September 30, 2024.
Third-party midstream services revenues. Our third-party midstream services revenues increased $5.5 million, or 14%, to $43.8 million for the three months ended September 30, 2025, as compared to $38.3 million for the three months ended September 30, 2024. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to (i) an increase in our third-party natural gas gathering and processing revenues to $25.9 million for the three months ended September 30, 2025, as compared to $18.8 million for the three months ended September 30, 2024, and (ii) an increase in our oil transportation revenues to $6.4 million for the three months ended September 30, 2025, as compared to $4.1 million for the three months ended September 30, 2024, which were partially offset by a decrease in our third-party water disposal revenues to $11.5 million for the three months ended September 30, 2025, as compared to $15.4 million for the three months ended September 30, 2024.
Sales of purchased natural gas. Our sales of purchased natural gas increased $9.4 million, or 18%, to $61.0 million for the three months ended September 30, 2025, as compared to $51.7 million for the three months ended September 30, 2024. This increase was primarily the result of a 15% increase in natural gas volumes sold and a 3% increase in natural gas price realized in those sales. Sales of purchased natural gas reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at San Mateo’s cryogenic natural gas processing plants and subsequently sell the residue natural gas and NGLs to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our interim unaudited condensed consolidated statements of income.
Realized gain on derivatives. Our realized gain on derivatives was $3.9 million for the three months ended September 30, 2025, as compared to a realized gain of $4.5 million for the three months ended September 30, 2024. We realized a net gain of $3.9 million and $4.5 million related to our natural gas basis differential swap contracts for the three months ended September 30, 2025 and 2024, respectively, resulting primarily from natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts. We realized an average gain on our natural gas derivatives of approximately $0.08 per Mcf produced during the three months ended September 30, 2025, as compared to an average gain of approximately $0.11 per Mcf produced during the three months ended September 30, 2024.
Unrealized gain on derivatives. During the three months ended September 30, 2025, the aggregate net fair value of our open oil and natural gas costless collars and natural gas basis differential swap contracts changed to a net asset of $3.7 million from a net liability of $16.3 million at June 30, 2025, resulting in an unrealized gain on derivatives of $20.0 million for the three months ended September 30, 2025. During the three months ended September 30, 2024, the aggregate net fair value of our open oil costless collar and natural gas basis differential swap contracts changed to a net asset of $28.0 million from a net liability of $7.1 million at June 30, 2024, resulting in an unrealized gain on derivatives of $35.1 million for the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 as Compared to Nine Months Ended September 30, 2024
Oil and natural gas revenues. Our oil and natural gas revenues increased $286.0 million, or 13%, to $2.54 billion for the nine months ended September 30, 2025, as compared to $2.25 billion for the nine months ended September 30, 2024. Our oil revenues increased $180.2 million, or 9%, to $2.18 billion for the nine months ended September 30, 2025, as compared to $2.00 billion for the nine months ended September 30, 2024. This increase in oil revenues resulted from a 27% increase in our oil production to 32.5 million Bbl for the nine months ended September 30, 2025, as compared to 25.6 million Bbl for the nine months ended September 30, 2024, which was partially offset by a 14% decrease in the weighted average oil price realized for the nine months ended September 30, 2025 to $67.09 per Bbl, as compared to $78.12 per Bbl for the nine months ended September 30, 2024. Our natural gas revenues increased by $105.8 million, or 43%, to $353.3 million for the nine months ended September 30, 2025, as compared to $247.5 million for the nine months ended September 30, 2024. The increase in natural gas revenues resulted from a 29% increase in our natural gas production to 141.7 Bcf for the nine months ended September 30, 2025, as compared to 110.2 Bcf for the nine months ended September 30, 2024, and an 11% increase in the weighted average natural gas price realized for the nine months ended September 30, 2025 to $2.49 per Mcf, as compared to a weighted average natural gas price of $2.25 per Mcf for the nine months ended September 30, 2024.
Third-party midstream services revenues. Our third-party midstream services revenues increased $16.0 million, or 15%, to $119.3 million for the nine months ended September 30, 2025, as compared to $103.3 million for the nine months ended September 30, 2024. This increase was primarily attributable to (i) an increase in our third-party natural gas gathering and processing revenues to $64.8 million for the nine months ended September 30, 2025, as compared to $49.8 million for the nine months ended September 30, 2024, and (ii) an increase in our oil transportation revenues to $17.7 million for the nine months ended September 30, 2025, as compared to $10.6 million for the nine months ended September 30, 2024, which were partially offset by a decrease in our third-party water disposal revenues to $36.8 million for the nine months ended September 30, 2025, as compared to $42.9 million for the nine months ended September 30, 2024.
Sales of purchased natural gas. Our sales of purchased natural gas increased $44.3 million, or 30%, to $191.7 million for the nine months ended September 30, 2025, as compared to $147.4 million for the nine months ended September 30, 2024. This increase was the result of a 24% increase in natural gas price realized and a 5% increase in natural gas volumes sold.
Realized gain on derivatives. Our realized gain on derivatives was $13.6 million for the nine months ended September 30, 2025, as compared to a realized gain of $8.6 million for the nine months ended September 30, 2024. We realized a net gain of $13.6 million and $8.6 million related to our natural gas basis differential swap contracts for the nine months ended September 30, 2025 and 2024, respectively, resulting primarily from natural gas basis differentials that were below the fixed prices of our natural gas basis differential swap contracts. We realized an average gain on our natural gas derivatives of approximately $0.10 per Mcf produced during the nine months ended September 30, 2025, as compared to an average gain of approximately $0.07 per Mcf produced during the nine months ended September 30, 2024.
Unrealized gain (loss) on derivatives. During the nine months ended September 30, 2025, the aggregate net fair value of our open oil and natural gas costless collars and natural gas basis differential swap contracts changed to a net asset of $3.7 million from a net asset of $16.0 million at December 31, 2024, resulting in an unrealized loss on derivatives of $12.3 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the aggregate net fair value of our open oil costless collar and natural gas basis differential swap contracts changed to a net asset of $28.0 million from a net asset of $2.7 million at December 31, 2023, resulting in an unrealized gain on derivatives of $25.4 million for the nine months ended September 30, 2024.

Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except expenses per BOE)	2025	2024	2025	2024
Expenses
Production taxes, transportation and processing	$83,078	$72,737	$259,706	$219,702
Lease operating	107,483	86,808	319,769	242,133
Plant and other midstream services operating	50,525	43,695	149,083	120,576
Purchased natural gas	47,658	31,222	137,735	105,894
Depletion, depreciation and amortization	305,354	242,821	889,847	681,066
Accretion of asset retirement obligations	2,148	1,657	5,642	4,259
General and administrative	36,790	28,787	102,709	86,353
Total expenses	633,036	507,727	1,864,491	1,459,983
Operating income	305,979	392,056	983,794	1,074,629
Other income (expense)
Interest expense	(50,641)	(36,169)	(153,475)	(111,717)
Net loss on asset sales and impairment	(589)	—	(589)	—
Other income	5,003	2,111	14,011	567
Total other expense	(46,227)	(34,058)	(140,053)	(111,150)
Income before income taxes	259,752	357,998	843,741	963,479
Income tax provision (benefit)
Current	(39,335)	(21,096)	6,735	26,280
Deferred	98,463	106,417	191,776	203,805
Total income tax provision	59,128	85,321	198,511	230,085
Net income	200,624	272,677	645,230	733,394
Net income attributable to non-controlling interest in subsidiaries	(24,260)	(24,386)	(78,556)	(62,605)
Net income attributable to Matador Resources Company shareholders	$176,364	$248,291	$566,674	$670,789
Expenses per BOE
Production taxes, transportation and processing	$4.32	$4.61	$4.63	$4.99
Lease operating	$5.58	$5.50	$5.70	$5.50
Plant and other midstream services operating	$2.63	$2.77	$2.66	$2.74
Depletion, depreciation and amortization	$15.87	$15.39	$15.85	$15.48
General and administrative	$1.91	$1.82	$1.83	$1.96
Three Months Ended September 30, 2025 as Compared to Three Months Ended September 30, 2024
Production taxes, transportation and processing. Our production taxes, transportation and processing expenses increased $10.3 million, or 14%, to $83.1 million for the three months ended September 30, 2025, as compared to $72.7 million for the three months ended September 30, 2024. The increase was primarily attributable to a $7.9 million increase in transportation and processing expenses to $20.5 million for the three months ended September 30, 2025, as compared to $12.6 million for the three months ended September 30, 2024, and a $2.4 million increase in production taxes to $62.6 million for the three months ended September 30, 2025, as compared to $60.2 million for the three months ended September 30, 2024. The increase in transportation and processing expenses is primarily due to a 22% increase in our total oil equivalent production and a change in the mix of revenue contracts between the periods. The increase in production taxes is primarily due to the increase in oil and natural gas revenues between the two periods. On a unit-of-production basis, our production taxes, transportation and processing expenses decreased 6% to $4.32 per BOE for the three months ended September 30, 2025, as compared to $4.61 per BOE for the three months ended September 30, 2024. This decrease per BOE was primarily attributable to a 14% decrease in realized oil prices and a 22% increase in our total oil equivalent production between the two periods.

Lease operating. Our lease operating expenses increased $20.7 million, or 24%, to $107.5 million for the three months ended September 30, 2025, as compared to $86.8 million for the three months ended September 30, 2024. Our lease operating expenses on a unit-of-production basis increased 1% to $5.58 per BOE for the three months ended September 30, 2025, as compared to $5.50 per BOE for the three months ended September 30, 2024. These increases were primarily attributable to the increased number of wells being operated by us, including 204 wells from the Ameredev Acquisition, and other operators (where we own a working interest) for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $6.8 million, or 16%, to $50.5 million for the three months ended September 30, 2025, as compared to $43.7 million for the three months ended September 30, 2024. This increase was primarily attributable to increased throughput volumes from Matador’s wholly-owned midstream assets, which resulted in increased expenses associated with our expanded pipeline operations of $24.2 million for the three months ended September 30, 2025, as compared to $16.5 million for the three months ended September 30, 2024, which was partially offset by decreased expenses associated with our commercial produced water disposal operations of $14.8 million for the three months ended September 30, 2025, as compared to $16.7 million for the three months ended September 30, 2024.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $62.5 million, or 26%, to $305.4 million for the three months ended September 30, 2025, as compared to $242.8 million for the three months ended September 30, 2024, primarily as a result of a 22% increase in our total oil equivalent production for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 3% to $15.87 per BOE for the three months ended September 30, 2025, as compared to $15.39 per BOE for the three months ended September 30, 2024.
General and administrative. Our general and administrative expenses increased $8.0 million, or 28%, to $36.8 million for the three months ended September 30, 2025, as compared to $28.8 million for the three months ended September 30, 2024. Our general and administrative expenses increased by 5% on a unit-of-production basis to $1.91 per BOE for the three months ended September 30, 2025, as compared to $1.82 per BOE for the three months ended September 30, 2024. These increases were primarily due to increased compensation expenses for our existing employees as well as the addition of new employees to support the continued growth in our land, geoscience, drilling, completion, production, midstream and administration functions.
Interest expense. For the three months ended September 30, 2025, we incurred total interest expense of $59.0 million. We capitalized $8.4 million of our interest expense on certain qualifying projects for the three months ended September 30, 2025 and expensed the remaining $50.6 million to operations. For the three months ended September 30, 2024, we incurred total interest expense of $44.4 million. We capitalized $8.2 million of our interest expense on certain qualifying projects for the three months ended September 30, 2024 and expensed the remaining $36.2 million to operations. The increase in interest expense for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to a $709.2 million increase in the weighted average of senior notes outstanding between the periods in connection with the Ameredev Acquisition in September 2024.
Income tax provision (benefit). We recorded a current income tax benefit of $39.3 million and a deferred income tax provision of $98.5 million for the three months ended September 30, 2025. We recorded a current income tax benefit of $21.1 million and a deferred income tax provision of $106.4 million for the three months ended September 30, 2024. The increase in the current income tax benefit between the periods was primarily the result of the OBBBA, which made permanent, extended or modified certain provisions under the 2017 Tax Cuts and Jobs Act, among other things. The provisions of the OBBBA that are expected to most significantly impact us, and for which our current estimates are reflected in the unaudited condensed consolidated financial statements for the period ended September 30, 2025, include (i) a permanent extension of 100% bonus depreciation for certain capital expenditures, (ii) immediate deduction of domestic research or experimental expenditures, (iii) acceleration of unamortized domestic research or development expenditures and (iv) elimination of the deduction for depreciation, amortization and depletion from the definition of “adjusted taxable income” for the purpose of calculating interest expense deductions. The effective income tax rate and the total income tax provision for the three months ended September 30, 2025 were not materially impacted by the enactment of the OBBBA. Our effective income tax rates of 25% and 26% for the three months ended September 30, 2025 and 2024, respectively, differed from the U.S. federal statutory rate due primarily to state taxes in New Mexico.

Nine Months Ended September 30, 2025 as Compared to Nine Months Ended September 30, 2024
Production taxes, transportation and processing. Our production taxes, transportation and processing expenses increased $40.0 million, or 18%, to $259.7 million for the nine months ended September 30, 2025, as compared to $219.7 million for the nine months ended September 30, 2024. This increase was primarily attributable to a $24.9 million increase in production taxes to $199.2 million for the nine months ended September 30, 2025, as compared to $174.3 million for the nine months ended September 30, 2024, and a $15.1 million increase in transportation and processing expenses to $60.5 million for the nine months ended September 30, 2025, as compared to $45.4 million for the nine months ended September 30, 2024. This increase in production taxes, transportation and processing expenses is primarily due to the increase in oil and natural gas revenues between the two periods. On a unit-of-production basis, our production taxes, transportation and processing expenses decreased 7% to $4.63 per BOE for the nine months ended September 30, 2025, as compared to $4.99 per BOE for the nine months ended September 30, 2024. This decrease per BOE was primarily attributable to a 14% decrease in realized oil prices.
Lease operating expenses. Our lease operating expenses increased $77.6 million, or 32%, to $319.8 million for the nine months ended September 30, 2025, as compared to $242.1 million for the nine months ended September 30, 2024. Our lease operating expenses per unit of production increased 4% to $5.70 per BOE for the nine months ended September 30, 2025, as compared to $5.50 per BOE for the nine months ended September 30, 2024. These increases were primarily attributable to the increased number of wells being operated by us, including 204 wells from the Ameredev Acquisition, and operated by other operators (where we own a working interest) for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.
Plant and other midstream services operating. Our plant and other midstream services operating expenses increased $28.5 million, or 24%, to $149.1 million for the nine months ended September 30, 2025, as compared to $120.6 million for the nine months ended September 30, 2024. This increase was primarily attributable to increased throughput volumes from Matador’s wholly-owned midstream assets, which resulted in increased expenses associated with our expanded pipeline operations of $73.6 million for the nine months ended September 30, 2025, as compared to $46.1 million for the nine months ended September 30, 2024.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $208.8 million, or 31%, to $889.8 million for the nine months ended September 30, 2025, as compared to $681.1 million for the nine months ended September 30, 2024, primarily as a result of the approximate 28% increase in our total oil equivalent production for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 2% to $15.85 per BOE for the nine months ended September 30, 2025, as compared to $15.48 per BOE for the nine months ended September 30, 2024, primarily as a result of the Ameredev Acquisition.
General and administrative. Our general and administrative expenses increased $16.4 million, or 19%, to $102.7 million for the nine months ended September 30, 2025, as compared to $86.4 million for the nine months ended September 30, 2024, primarily as a result of increased payroll for our existing employees as well as with additional employees joining Matador to support our increased land, geoscience, drilling, completion, production, midstream and administration functions as a result of our continued growth. Our general and administrative expenses decreased by 7% on a unit-of-production basis to $1.83 per BOE for the nine months ended September 30, 2025, as compared to $1.96 per BOE for the nine months ended September 30, 2024, primarily as a result of the approximate 28% increase in our total oil equivalent production between the two periods.
Interest expense. For the nine months ended September 30, 2025, we incurred total interest expense of approximately $176.8 million. We capitalized approximately $23.3 million of our interest expense on certain qualifying projects for the nine months ended September 30, 2025 and expensed the remaining $153.5 million to operations. For the nine months ended September 30, 2024, we incurred total interest expense of approximately $135.1 million. We capitalized approximately $23.4 million of our interest expense on certain qualifying projects for the nine months ended September 30, 2024 and expensed the remaining $111.7 million to operations. The increase in interest expense for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to an $804.5 million increase in the weighted average of senior notes outstanding between the periods in connection with the Ameredev Acquisition in September 2024.
Income tax provision. We recorded a current income tax provision of $6.7 million and a deferred income tax provision of $191.8 million for the nine months ended September 30, 2025. We recorded a current income tax provision of $26.3 million and a deferred income tax provision of $203.8 million for the nine months ended September 30, 2024. The decrease in the current income tax provision between the periods was primarily the result of the OBBBA, which made permanent, extended or modified certain provisions under the 2017 Tax Cuts and Jobs Act, among other things. The provisions of the OBBBA that are expected to most significantly impact us, and for which our current estimates are reflected in the unaudited condensed consolidated financial statements for the period ended September 30, 2025, include (i) a permanent extension of 100% bonus depreciation for certain capital expenditures, (ii) immediate deduction of domestic research or experimental expenditures, (iii) acceleration of unamortized domestic research or development expenditures and (iv) elimination of the deduction for depreciation, amortization and depletion from the definition of “adjusted taxable income” for the purpose of calculating interest expense deductions. The effective income tax rate and the total income tax provision for the nine months ended September 30, 2025 were not materially impacted by the enactment of the OBBBA. Our effective income tax rates of 26% for each of the nine months ended September 30, 2025 and 2024 differed from the U.S. federal statutory rate due primarily to state taxes in New Mexico.
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
The Board declared quarterly cash dividends of $0.3125 per share of common stock in each of the first, second and third quarters of 2025. On October 15, 2025, the Board amended our dividend policy to increase the quarterly dividend to $0.375 per share of common stock for future dividend payments and also declared a quarterly cash dividend of $0.375 per share of common stock payable on December 5, 2025 to shareholders of record as of November 10, 2025.
On April 16, 2025, the Board authorized the Share Repurchase Program of up to $400.0 million of common stock. These repurchases may be conducted through a variety of methods, including open market purchases, 10b5-1 trading plans, privately negotiated transactions or other means. The timing and number of shares that we may purchase is subject to a variety of factors, including our stock price, market conditions, trading volume and other uses for our free cash flow. There can be no assurance regarding the exact number of shares to be repurchased by the Company, if any. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice, and the Share Repurchase Program does not obligate the Company to acquire any amount of common stock. During the three and nine months ended September 30, 2025, the Company repurchased 137,161 and 1,232,828 shares of common stock under the Share Repurchase Program at a weighted average price of $47.06 and $41.11 per common share for a total cost of $6.5 million and $50.7 million, respectively.
The Credit Agreement requires us to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities of debt, of not less than 1.0 at the end of each fiscal quarter, and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to the greater of $150.0 million or 10% of the elected borrowing commitments of unrestricted cash and cash equivalents), divided by a rolling four quarter EBITDA calculation, of 3.5 or less at the end of each fiscal quarter. We believe that we were in compliance with the terms of the Credit Agreement at September 30, 2025.
At September 30, 2025, we had cash totaling $20.2 million and restricted cash totaling $76.2 million, which was primarily associated with San Mateo. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries.
At September 30, 2025, we had (i) $500.0 million of outstanding 2028 Notes, (ii) $900.0 million of outstanding 2032 Notes, (iii) $750.0 million of outstanding 2033 Notes, (iv) $285.0 million in borrowings outstanding under the Credit Agreement and (v) approximately $54.0 million in outstanding letters of credit issued pursuant to the Credit Agreement.

In June 2025, San Mateo and certain of its lenders modified the San Mateo Credit Facility to (i) increase the lender commitments from $800.0 million to $850.0 million and (ii) add one new bank to San Mateo’s lending group. At September 30, 2025, San Mateo had $815.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $15.4 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Since September 30, 2025, San Mateo repaid $55.0 million of borrowings under the San Mateo Credit Facility, and at October 21, 2025, San Mateo had $760.0 million in borrowings outstanding under the San Mateo Credit Facility. The outstanding borrowings under the San Mateo Credit Facility mature on November 26, 2029. The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments to up to $1.05 billion. The San Mateo Credit Facility is non-recourse with respect to Matador and its other subsidiaries but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s debt to EBITDA ratio is greater than 4.50 or San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. We believe that San Mateo was in compliance with the terms of the San Mateo Credit Facility at September 30, 2025.
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures for the remainder of 2025. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. On October 21, 2025, we increased our estimated D/C/E capital expenditures for 2025 to a range of $1.47 to $1.55 billion from a range of $1.18 to $1.37 billion. On October 21, 2025, we also adjusted our estimated midstream capital expenditures for 2025 to a range of $155.0 to $175.0 million from a range of $120.0 to $180.0 million, which includes our proportionate share of San Mateo’s estimated 2025 capital expenditures as well as the estimated 2025 capital expenditures for other wholly-owned midstream projects. The midstream capital expenditure budget includes 51% of the costs associated with the Marlan Processing Plant Expansion, which came online in the second quarter of 2025. Substantially all of these 2025 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities. Our Delaware Basin operated drilling program for the remainder of 2025 is expected to focus on the continued development of our various asset areas throughout the Delaware Basin, with a continued emphasis on drilling and completing a high percentage of longer horizontal wells.
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
Our unaudited cash flows for the nine months ended September 30, 2025 and 2024 are presented below:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net cash provided by operating activities	$1,950,566	$1,671,926
Net cash used in investing activities	(1,569,635)	(3,280,718)
Net cash (used in) provided by financing activities	(379,286)	1,579,517
Net change in cash and restricted cash	$1,645	$(29,275)
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$1,804,983	$1,657,927
__________________
(1)Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Non-GAAP Financial Measures” below.
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $278.6 million to $1.95 billion for the nine months ended September 30, 2025 from $1.67 billion for the nine months ended September 30, 2024. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased $154.9 million to $1.77 billion for the nine months ended September 30, 2025 from $1.62 billion for the nine months ended September 30, 2024. This increase was primarily attributable to increased oil and natural gas production and higher realized natural gas prices for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, partially offset by lower realized oil prices. Changes in our operating assets and liabilities between the periods resulted in a $123.7 million increase in net cash provided by operating activities for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased $1.71 billion to $1.57 billion for the nine months ended September 30, 2025 from $3.28 billion for the nine months ended September 30, 2024. This decrease in net cash used in investing activities between the periods was primarily due to (i) a $1.83 billion decrease in expenditures related to the Ameredev Acquisition that occurred in September 2024, (ii) a $60.0 million decrease in expenditures related to the acquisition of oil and natural gas properties and (iii) a $21.5 million increase in cash provided by proceeds from the sale of assets. These decreases in cash used in investing activities between the periods were partially offset by a $187.6 million increase in D/C/E capital expenditures primarily attributable to our operated and non-operated drilling, completion and equipping activities in the Delaware Basin and an $18.2 million increase in midstream capital expenditures.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities increased $1.96 billion to $379.3 million for the nine months ended September 30, 2025 from net cash provided by financing activities of $1.58 billion for the nine months ended September 30, 2024. This increase in net cash used in financing activities between the periods was primarily due to (i) a $1.27 billion decrease in net proceeds from debt and equity offerings in the prior period, (ii) a $765.5 million increase in net repayments under the Credit Agreement, (iii) a $56.5 million increase in net distributions related to San Mateo, (iv) a $50.7 million increase in cash used to repurchase common stock in the current period and (v) a $43.2 million increase in dividends paid. These increases in net cash used in financing activities were partially offset by (i) a $196.0 million increase in net borrowings under the San Mateo Credit Facility, and (ii) a $25.4 million decrease in costs to amend credit facilities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Unaudited Adjusted EBITDA Reconciliation to Net Income
Net income attributable to Matador Resources Company shareholders	$176,364	$248,291	$566,674	$670,789
Net income attributable to non-controlling interest in subsidiaries	24,260	24,386	78,556	62,605
Net income	200,624	272,677	645,230	733,394
Interest expense	50,641	36,169	153,475	111,717
Total income tax provision	59,128	85,321	198,511	230,085
Depletion, depreciation and amortization	305,354	242,821	889,847	681,066
Accretion of asset retirement obligations	2,148	1,657	5,642	4,259
Unrealized (gain) loss on derivatives	(19,952)	(35,118)	12,290	(25,364)
Non-cash stock-based compensation expense	6,181	4,279	14,641	10,091
Net loss on asset sales and impairment	589	—	589	—
Non-recurring (income) expense	(1,866)	243	(7,452)	3,176
Consolidated Adjusted EBITDA	602,847	608,049	1,912,773	1,748,424
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(36,332)	(33,565)	(107,790)	(90,497)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$566,515	$574,484	$1,804,983	$1,657,927

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$721,660	$610,437	$1,950,566	$1,671,926
Net change in operating assets and liabilities (working capital)	(123,282)	(15,367)	(177,127)	(53,416)
Interest expense, net of non-cash portion	46,948	33,469	142,446	99,431
Current income tax (benefit) provision	(39,335)	(21,096)	6,735	26,280
Net loss on asset sales and impairment	589	—	589	—
Other non-cash and non-recurring (income) expense	(3,733)	606	(10,436)	4,203
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(36,332)	(33,565)	(107,790)	(90,497)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$566,515	$574,484	$1,804,983	$1,657,927
For the three months ended September 30, 2025, net income attributable to Matador shareholders decreased $71.9 million to $176.4 million, as compared to $248.3 million for the three months ended September 30, 2024. The decrease in net income attributable to Matador shareholders primarily resulted from a $62.5 million increase in depletion, depreciation and amortization expenses, a $20.7 million increase in lease operating expenses, a $14.5 million increase in interest expense and lower realized oil prices for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. These decreases were partially offset by a $26.2 million decrease in the income tax provision, which was primarily due to the enactment of the OBBBA, increased oil and natural gas production and higher realized natural gas prices for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.
For the nine months ended September 30, 2025, net income attributable to Matador shareholders decreased $104.1 million to $566.7 million, as compared to net income attributable to Matador shareholders of $670.8 million for the nine months ended September 30, 2024. The decrease in net income attributable to Matador shareholders primarily resulted from a $208.8 million increase in depletion, depreciation and amortization expenses, a $77.6 million increase in lease operating expenses, a $40.0 million increase in production taxes, transportation and processing expenses, a $41.8 million increase in interest expense, a $37.7 million increase in unrealized loss on derivatives, a $28.5 million increase in plant and other midstream services operating expenses and lower realized oil prices for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. These decreases were partially offset by increased oil and natural gas production, higher realized natural gas prices and a $31.6 million decrease in the income tax provision, which was primarily due to the enactment of the OBBBA, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.
Adjusted EBITDA, a non-GAAP financial measure, decreased $8.0 million to $566.5 million for the three months ended September 30, 2025, as compared to $574.5 million for the three months ended September 30, 2024. This decrease was primarily attributable to a $20.7 million increase in lease operating expenses, a $14.5 million increase in interest expense and lower realized oil prices for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. These decreases were partially offset by increased oil and natural gas production and higher realized natural gas prices for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.
Adjusted EBITDA, a non-GAAP financial measure, increased $147.1 million to $1.80 billion for the nine months ended September 30, 2025, as compared to $1.66 billion for the nine months ended September 30, 2024. This increase is primarily attributable to increased oil and natural gas production and higher realized natural gas prices, partially offset by lower realized oil prices, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. These increases were partially offset by a $77.6 million increase in lease operating expenses, a $40.0 million increase in production taxes, transportation and processing expenses, a $28.5 million increase in plant and other midstream services operating expenses and lower realized oil prices for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Off-Balance Sheet Arrangements
From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2025, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) firm gathering, transportation, processing, fractionation, sales and disposal commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, we have no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 10 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.
Obligations and Commitments
We had the following material contractual obligations and commitments at September 30, 2025:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations
Borrowings, including letters of credit(1)	$1,169,353	$—	$—	$1,169,353	$—
Senior unsecured notes(2)	2,150,000	—	500,000	—	1,650,000
Office leases	90,327	2,243	10,861	11,522	65,701
Non-operated drilling commitments(3)	83,810	83,810	—	—	—
Drilling rig contracts(4)	32,419	32,419	—	—	—
Asset retirement obligations(5)	145,219	6,099	6,935	1,695	130,490
Transportation, gathering, processing and disposal agreements with non-affiliates(6)	697,787	131,948	274,836	132,379	158,624
Transportation, gathering, processing and disposal agreements with San Mateo(7)	758,227	56,812	272,571	201,383	227,461
Midstream contracts(8)	22,660	22,660	—	—	—
Total contractual cash obligations	$5,149,802	$335,991	$1,065,203	$1,516,332	$2,232,276
__________________
(1)The amounts included in the table above represent principal maturities only. At September 30, 2025, we had $285.0 million in borrowings outstanding under the Credit Agreement and approximately $54.0 million in outstanding letters of credit issued pursuant to the Credit Agreement. The outstanding borrowings under the Credit Agreement mature on March 22, 2029. At September 30, 2025, San Mateo had $815.0 million of borrowings outstanding under the San Mateo Credit Facility and approximately $15.4 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The outstanding borrowings under the San Mateo Credit Facility mature on November 26, 2029. Assuming the amounts outstanding and interest rates of 6.02% and 6.27% respectively, for the Credit Agreement and the San Mateo Credit Facility at September 30, 2025, the interest expense for such facilities is expected to be approximately $17.4 million and $51.8 million, respectively, each year until maturity.
(2)The amounts included in the table above represent principal maturities only. Interest expense on the $500.0 million of outstanding 2028 Notes as of September 30, 2025 is expected to be approximately $34.4 million each year until maturity. Interest expense on the $900.0 million of outstanding 2032 Notes as of September 30, 2025 is expected to be approximately $58.5 million each year until maturity. Interest expense on the $750.0 million of outstanding 2033 Notes as of September 30, 2025 is expected to be approximately $46.9 million each year until maturity.
(3)At September 30, 2025, we had outstanding commitments to participate in the drilling and completion of various non-operated wells.
(4)We do not own or operate our own drilling rigs, but instead we enter into contracts with third parties for such drilling rigs.
(5)The amounts included in the table above represent discounted cash flow estimates for future asset retirement obligations at September 30, 2025.
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
(7)We dedicated to San Mateo our current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area and acreage in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, we dedicated to San Mateo our current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to

15‑year, fixed-fee natural gas processing agreements. In 2024, we also dedicated to San Mateo certain of our current and future leasehold interests in the Ranger and Antelope Ridge asset areas pursuant to 15-year, fixed-fee natural gas gathering, compression, treating and processing agreements with San Mateo. See Note 10 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for more information about these contractual commitments.
(8)At September 30, 2025, we had outstanding commitments to purchase compressors to be utilized in San Mateo’s operations.
General Outlook and Trends
Our business success and financial results are dependent on many factors beyond our control, such as economic, political and regulatory developments, as well as competition from other sources of energy. For example, the current administration and Congress have altered, and may continue to alter, our current regulatory framework and may impact our business and the oil and gas industry generally. Commodity price volatility, in particular, is a significant risk to our business, cash flows and results of operations. Commodity prices are affected by changes in market supply and demand, which are impacted by overall economic activity, ongoing military conflicts, including ongoing military conflicts between Russia and Ukraine and in the Middle East, political instability, particularly in China and in the Middle East, the actions of Organization of Petroleum Exporting Countries, Russia and certain other oil-exporting countries (“OPEC+”), weather, pipeline capacity constraints, inventory storage levels, domestic or global health concerns, oil and natural gas price differentials and other factors.
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
Oil prices were lower in the third quarter of 2025, as compared to the third quarter of 2024. For the three months ended September 30, 2025, oil prices averaged $64.97 per Bbl, ranging from a high of $70.00 per Bbl in late July to a low of $61.87 per Bbl in early September, based upon the West Texas Intermediate (“WTI”) oil futures contract price for the earliest delivery date. Oil prices averaged $75.27 per Bbl for the three months ended September 30, 2024. We realized a weighted average oil price of $64.91 per Bbl (with no realized gains or losses from oil derivatives) for our oil production for the three months ended September 30, 2025, as compared to $75.67 per Bbl (with no realized gains or losses from oil derivatives) for our oil production for the three months ended September 30, 2024. Oil prices have remained volatile since September 30, 2025. At October 21, 2025, the WTI oil futures contract for the earliest delivery date had decreased from the average price for the third quarter of 2025 of $64.97 per Bbl, settling at $57.82 per Bbl.
Natural gas prices were higher in the third quarter of 2025, as compared to the third quarter of 2024. For the three months ended September 30, 2025, natural gas prices averaged $3.07 per MMBtu, ranging from a high of $3.57 per MMBtu in mid-July to a low of $2.70 per MMBtu in late August, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. Natural gas prices averaged $2.23 per MMBtu for the three months ended September 30, 2024. We report production volumes in two streams, oil and natural gas (which includes both dry gas and NGLs). NGL prices were lower for the third quarter of 2025, as compared to the third quarter of 2024, which partially offset the higher natural gas prices between the two periods. We realized a weighted average natural gas price of $1.95 per Mcf ($2.03 per Mcf including realized gains from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended September 30, 2025, as compared to $1.83 per Mcf ($1.94 per Mcf including realized gains from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended September 30, 2024. Certain volumes of our natural gas production are sold at prices established at the beginning of each month by the various markets where we sell our natural gas production, and certain volumes of our natural gas production are sold at daily market prices. At October 21, 2025, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had increased from the average price for the third quarter of 2025 of $3.07 per MMBtu, to $3.47 per MMBtu.
The prices we receive for oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the WTI oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At September 30, 2025, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and a significant portion of our natural gas production from the Delaware Basin was sold based on Houston Ship Channel pricing, while the remainder of our Delaware Basin natural gas production was sold primarily based on prices established at the Waha hub in far West Texas.

The Midland-Cushing (Oklahoma) oil price differential has been highly volatile in recent years. At October 21, 2025, this oil price differential was positive at approximately +$0.67 per Bbl. At October 21, 2025, we had no derivative contracts in place to mitigate our exposure to this Midland-Cushing (Oklahoma) oil price differential for 2025.
Certain volumes of our Delaware Basin natural gas production are exposed to the Waha-Henry Hub basis differential, which has also been highly volatile in recent years. In recent years, concerns about natural gas pipeline takeaway capacity out of the Delaware Basin began to increase and as a result, the Waha-Henry Hub basis differential began to widen. The Waha-Henry Hub basis differential averaged ($2.40) per MMBtu for the nine months ended September 30, 2025. Between September 30, 2025 and October 21, 2025, this natural gas price differential remained wide at approximately ($2.51) per MMBtu. A significant portion of our Delaware Basin natural gas production, however, is sold at Houston Ship Channel pricing and is not exposed to Waha pricing. During 2023 and 2024, we typically realized a narrower differential to natural gas sold at the Waha hub despite higher transportation charges incurred to transport the natural gas to the Gulf Coast. At certain times, we may also sell a portion of our natural gas production into other markets to improve our realized natural gas pricing. Further, approximately 4% of our reported natural gas production for the nine months ended September 30, 2025 was attributable to the Haynesville shale play, which is not exposed to Waha pricing. In addition, as a two-stream reporter, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
From time to time, we use derivative financial instruments to mitigate our exposure to commodity price risk associated with oil, natural gas and NGL prices. Even so, decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. This, in turn, may affect the liquidity that can be accessed through the borrowing base under the Credit Agreement and through the capital markets. During the first nine months of 2025, we realized a net gain on our natural gas basis differential derivative contracts of approximately $13.6 million, resulting primarily from natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts.
We have at times, including in October 2025, experienced pipeline-related interruptions to our oil, natural gas or NGL production or produced water disposal. In certain recent periods, shortages of NGL fractionation capacity were experienced by certain operators in the Delaware Basin. Although we did not encounter such fractionation capacity problems, we can provide no assurances that such problems will not arise. If we do experience any material interruptions with produced water disposal, takeaway capacity or NGL fractionation, our oil and natural gas revenues, business, financial condition, results of operations and cash flows could be adversely affected. Should we experience future periods of negative pricing for natural gas, as we have experienced historically, including in 2024 and 2025, we may again temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results.
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

Tariffs and Trading Relationships
In April 2025, the United States government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including China. Since that time, the United States has expanded tariffs on key industrial inputs, including tariffs on steel and aluminum imports. Increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the United States government has at times announced, rescinded, modified and temporarily suspended multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of raw materials, equipment and other inputs critical to our operations, and may contribute to inflation in the markets in which we operate. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.
Regulatory Matters
Our oil and natural gas exploration, development, production, midstream and related operations are subject to extensive federal, state and local laws, rules and regulations. Failure to comply with these laws, rules and regulations can result in substantial monetary penalties or delay or suspension of operations. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these laws, rules and regulations are frequently amended or reinterpreted and new laws, rules and regulations are proposed or promulgated, we are unable to predict the future cost or impact of complying with the laws, rules and regulations to which we are, or will become, subject. For more information about the Company’s regulatory matters, see “Business—Regulation” and “Risk Factors—Risks Related to Laws and Regulations” in the Annual Report. The following disclosures about our regulatory matters include updates to, and should be read in conjunction with, the above referenced sections of the Annual Report.
On March 6, 2024, the SEC adopted a new set of rules that would require a wide range of climate-related disclosures, including material climate-related risks, information on any climate-related targets or goals that are material to the registrant’s business, results of operations or financial condition, Scope 1 and Scope 2 greenhouse gas emissions on a phased-in basis by certain larger registrants when those emissions are material and the filing of an attestation report covering the same, and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Litigation challenging the rules was filed by multiple parties in multiple jurisdictions, which was consolidated and assigned to the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC announced that it was voluntarily delaying the implementation of the climate disclosure rules while the Eighth Circuit considered the litigation. On March 27, 2025, the SEC voted to end the defense of the rules in the litigation, and on July 23, 2025, it filed a status report requesting that the Eighth Circuit proceed with the case and issue an opinion on the challenges to the climate disclosure rules. On September 12, 2025, the Eighth Circuit denied the SEC’s request to proceed with the case and indicated that the case would be held in abeyance until the SEC either renews its defense of the rules or revises the rules via notice-and-comment rulemaking.
On November 18, 2024, the Environmental Protection Agency (the “EPA”) published final rules under authority of the Inflation Reduction Act of 2022 that would impose a waste emissions charge on large emitters of waste methane from the oil and gas sector. On March 14, 2025, President Trump signed a Joint Resolution of Disapproval under the Congressional Review Act to nullify and prohibit the waste emissions charge rules from taking effect. In line with the Joint Resolution of Disapproval, the EPA issued a final rule on May 19, 2025, removing the waste emissions charge rules from the Code of Federal Regulations. However, the underlying law mandating the waste emissions charge remains in effect. The OBBBA delayed collection of the charge until 2034. On September 16, 2025, the EPA proposed a rule that would suspend the Greenhouse Gas Reporting Program for the petroleum and natural gas source category until 2034 as well. Additionally, on March 8, 2024, the EPA issued a final rule to regulate emissions from oil and natural gas sources that includes New Source Performance Standards to limit greenhouse gas and volatile organic compound emissions for new, modified or reconstructed sources. Through an interim final rule issued on July 31, 2025, the EPA extended certain compliance deadlines contained in the final rule to various dates ranging from late 2025 to 2027.
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
We record all derivative financial instruments at fair value. The fair value of our derivative financial instruments is determined using purchase and sale information available for similarly traded securities. At September 30, 2025, Bank of America, PNC Bank, Truist Bank, The Bank of Nova Scotia, Royal Bank of Canada, Comerica Bank, BOKF (or affiliates thereof), The Toronto Dominion Bank, J.P. Morgan Chase Bank and Wells Fargo Bank were the counterparties for our derivative instruments. We have considered the credit standing of the counterparties in determining the fair value of our derivative financial instruments.
At September 30, 2025, we had various costless collar contracts open and in place to mitigate our exposure to oil and natural gas price volatility, each with an established price floor and ceiling. At September 30, 2025, we had natural gas basis differential swap contracts open and in place to mitigate our exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price. We had no open contracts associated with NGL prices at September 30, 2025.
See Note 8 to the interim unaudited condensed consolidated financial statements in this Quarterly Report for a summary of our open derivative financial instruments. Such information is incorporated herein by reference.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2025, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
We are party to several legal proceedings encountered in the ordinary course of business. While the ultimate outcome and impact on us cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on our financial condition, results of operations or cash flows.
During the three months ended September 30, 2025, there were no material changes regarding the legal proceedings we have disclosed in “Item 3. Legal Proceedings” in the Annual Report.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see “Item 1A. Risk Factors” in the Annual Report.
Item 2. Repurchase of Equity by the Company or Affiliates
The following table contains information about our acquisition of equity securities during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value in thousands) of Shares that May Yet Be Purchased under the Plans or Programs(2)
July 1, 2025 to July 31, 2025	594	$51.26	—	$355,751
August 1, 2025 to August 31, 2025	110,958	$47.64	110,661	$350,477
September 1, 2025 to September 30, 2025	29,209	$44.99	26,500	$349,293
Total	140,761	$47.11	137,161
_________________
(1)During the third quarter of 2025, the Company re-acquired 3,600 shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.
(2)In April 2025, the Board authorized the Share Repurchase Program covering up to $400.0 million of common stock. During the third quarter of 2025, we repurchased 137,161 shares of our common stock under the Share Repurchase Program at a weighted average price of $47.06 per common share for a total cost of $6.5 million, excluding accrued excise tax of $0.1 million.
Item 5. Other Information
Insider Trading Plans
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1†
Form of Employment Agreement between Matador Resources Company and each of Christopher P. Calvert, W. Thomas Elsener, Bryan A. Erman, Robert T. Macalik and Glenn W. Stetson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

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

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Income - Unaudited, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

MATADOR RESOURCES COMPANY

Date: October 24, 2025	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: October 24, 2025	By:	/s/ Robert T. Macalik
Robert T. Macalik
Executive Vice President and Chief Financial Officer