Form 10-K
period 2025-12-31
Matador Resources Co
filed 2026-02-26
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,506,467,014.

As of February 24, 2026, there were 124,249,941 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Auditor Name: KPMG LLP	Auditor Location: Dallas, TX	Auditor Firm ID: 185

MATADOR RESOURCES COMPANY
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (this “Annual Report”) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additionally, forward-looking statements may be made orally or in press releases, conferences, reports, on our website or otherwise, in the future by us or on our behalf. All statements, other than statements of historical fact, included in this Annual Report regarding our strategy, future operations, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Such statements are generally identifiable by the terminology used such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecasted,” “hypothetical,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “would” or other similar words, although not all forward-looking statements contain such identifying words.
By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include those described in “Item 1A. Risk Factors” in this Annual Report, as well as the following factors, among others: general economic conditions, including the effects of inflation and interest rates; tariffs and trade tensions; our ability to execute our business plan, including whether our drilling program is successful; changes in oil, natural gas and natural gas liquids (“NGL”) prices and the demand for oil, natural gas and NGLs; our ability to replace reserves and efficiently develop current reserves; the operating results of our midstream business’s oil, natural gas and water gathering and transportation systems, pipelines and facilities, the acquiring of third-party business and the drilling of any additional salt water disposal wells; costs of operations; delays and other difficulties related to producing oil, natural gas and NGLs or the construction, expansion or operation of our midstream assets; delays and other difficulties related to regulatory and governmental approvals and restrictions; impact on our operations due to seismic events; availability of sufficient capital to execute our business plan, including from future cash flows, capital markets, available borrowing capacity under our revolving credit facilities and otherwise; our ability to make acquisitions on economically acceptable terms; our ability to integrate acquisitions; the operating results of, and availability of any potential distributions from, our joint ventures; weather conditions, environmental conditions and natural disasters; disruption from our acquisitions making it more difficult to maintain business and operational relationships; significant transaction costs associated with our acquisitions; the risk of litigation and/or regulatory actions related to our acquisitions; evolving cybersecurity risks; and the other factors discussed below and elsewhere in this Annual Report and in other documents that we file with or furnish to the United States Securities and Exchange Commission (the “SEC”), all of which are difficult to predict. Forward-looking statements may include statements about:
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
•the availability and cost of oil field labor;
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
•our future operating results;
•the impact of the Inflation Reduction Act of 2022 (the “IRA”);
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

PART I

Item 1. Business.
In this Annual Report, (i) references to “we,” “our” or the “Company” refer to Matador Resources Company and its subsidiaries as a whole (unless the context indicates otherwise), (ii) references to “Matador” refer solely to Matador Resources Company, (iii) references to the “Ameredev Acquisition” refer to the acquisition of Ameredev Stateline II, LLC from affiliates of EnCap Investments L.P., including (a) certain oil and natural gas producing properties and undeveloped acreage located in Lea County, New Mexico and Loving and Winkler Counties, Texas, and (b) an approximate 19% stake in the parent company of Piñon Midstream, LLC, which was completed by a subsidiary of the Company on September 18, 2024, (iv) references to the “Advance Acquisition” refer to the acquisition of Advance Energy Partners Holdings, LLC from affiliates of EnCap Investments L.P., including certain oil and natural gas producing properties, undeveloped acreage and midstream assets located primarily in Lea County, New Mexico and Ward County, Texas, that was completed by a subsidiary of the Company on April 12, 2023, and the acquisition of additional interests from affiliates of EnCap Investments L.P., including overriding royalty interests and royalty interests in certain oil and natural gas properties located primarily in Lea County, New Mexico on December 1, 2023, (v) references to “San Mateo” refer to San Mateo Midstream, LLC, collectively with its subsidiaries (including, as of December 18, 2024, Pronto), and (vi) references to “Pronto” refer to Pronto Midstream, LLC, together with its subsidiary. For certain oil and natural gas terms used in this Annual Report, see the “Glossary of Oil and Natural Gas Terms” included in this Annual Report.
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
We are a Texas corporation founded in July 2003 by Joseph Wm. Foran, Chairman and Chief Executive Officer. Mr. Foran began his career as an oil and natural gas independent in 1983 when he founded Foran Oil Company with $270,000 in contributed capital from 17 friends and family members. Foran Oil Company was later contributed to Matador Petroleum

Corporation upon its formation by Mr. Foran in 1988. Mr. Foran served as Chairman and Chief Executive Officer of that company from its inception until it was sold in June 2003 to Tom Brown Inc., in an all-cash transaction for an enterprise value of approximately $388.5 million.
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
•return capital to shareholders;
•pursue opportunistic acquisitions, divestitures and joint ventures; and
•provide the energy that society needs in a manner that is safe, protects the environment and is consistent with the oil and natural gas industry’s best practices.
The successful execution of our business strategies led to increases in our oil and natural gas production and proved oil and natural gas reserves in 2025. We improved the capital efficiency of our drilling and completion operations and achieved several key operational milestones throughout the year (as further described below in “—Exploration and Production Segment—Southeast New Mexico and West Texas—Delaware Basin”). We also secured firm transportation on Energy Transfer’s Hugh Brinson Pipeline, which is expected to come online in the fourth quarter of 2026, to move 500,000 MMBtu per day of natural gas production out of the Permian Basin to East Texas and markets along the Gulf Coast where demand and pricing have historically been significantly higher than at the Waha Hub.
In addition, we achieved several key capital resources objectives during the year, including generating free cash flow, paying down a portion of the borrowings that funded the Ameredev Acquisition, increasing our quarterly cash dividend and earning performance incentives from Five Point Infrastructure, LLC or its affiliates (previously, Five Point Energy LLC) (“Five Point”), our joint venture partner in San Mateo.
San Mateo also achieved important milestones in 2025, including the construction of an additional natural gas processing plant with a designed inlet capacity of 200 MMcf per day, including a nitrogen rejection unit and additional related facilities, to expand its Marlan cryogenic natural gas processing plant (the “Marlan Processing Plant”). The Marlan Processing Plant expansion came online in the second quarter of 2025 and increased San Mateo’s total natural gas cryogenic processing capacity 38% to 720 MMcf per day.
2025 Highlights
Increased Oil, Natural Gas and Oil Equivalent Production
For the year ended December 31, 2025, we achieved record oil, natural gas and average daily oil equivalent production. In 2025, we produced 43.7 million Bbl of oil, an increase of 20%, as compared to 36.5 million Bbl of oil produced in 2024. We also produced 191.3 Bcf of natural gas, an increase of 23% from 155.8 Bcf of natural gas produced in 2024. Our average daily oil equivalent production for the year ended December 31, 2025 was 207,070 BOE per day, including 119,723 Bbl of oil per day and 524.1 MMcf of natural gas per day, an increase of 21%, as compared to 170,751 BOE per day, including 99,808 Bbl of oil per day and 425.7 MMcf of natural gas per day, for the year ended December 31, 2024. The increase in oil and natural gas production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin throughout 2025, which offset our declining production in the Eagle Ford shale in South Texas that was divested in the first quarter of 2025. Oil production comprised 58% of our total production (using a conversion ratio of one Bbl of oil per six Mcf of natural gas) for each of the years ended December 31, 2025 and 2024.

Increased Oil, Natural Gas and Oil Equivalent Reserves
At December 31, 2025, our estimated total proved oil and natural gas reserves were 667.0 million BOE, including 376.0 million Bbl of oil and 1.75 Tcf of natural gas, an increase of 9% from 611.5 million BOE, including 361.8 million Bbl of oil and 1.50 Tcf of natural gas, at December 31, 2024. The Standardized Measure of our total proved oil and natural gas reserves decreased 5% from $7.38 billion at December 31, 2024 to $6.99 billion at December 31, 2025. The PV-10 of our total proved oil and natural gas reserves decreased 11% from $9.23 billion at December 31, 2024 to $8.24 billion at December 31, 2025. The decreases in our Standardized Measure and PV-10 were primarily a result of the lower unweighted arithmetic average oil and natural gas prices used to estimate proved reserves at December 31, 2025, as compared to December 31, 2024, partially offset by a 9% increase in our total proved oil and natural gas reserves at December 31, 2025, as compared to December 31, 2024. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see “—Estimated Proved Reserves.”
At December 31, 2025, estimated proved developed reserves included 223.0 million Bbl of oil and 1.11 Tcf of natural gas, and estimated proved undeveloped reserves included 153.0 million Bbl of oil and 636.6 Bcf of natural gas. Proved developed reserves and proved oil reserves comprised 61% and 56%, respectively, of our total proved oil and natural gas reserves at December 31, 2025. Proved developed reserves and proved oil reserves comprised 60% and 59%, respectively, of our total proved oil and natural gas reserves at December 31, 2024.
Operational Highlights
We focus on optimizing the development of our resource base by seeking ways to maximize our recovery per well relative to the cost incurred and to minimize our operating costs per BOE produced. We apply an analytical approach to track and monitor the effectiveness of our drilling and completion techniques and service providers. This allows us to better manage operating costs, the pace of development activities, technical applications, the gathering and marketing of our production and capital allocation. Additionally, we concentrate on our core areas, which allows us to achieve economies of scale and reduce operating costs. Largely as a result of these factors, we believe that we have increased our technical knowledge of drilling, completing and producing Delaware Basin wells. We expect the Delaware Basin will continue to be our primary area of focus in 2026.
We completed and began producing oil and natural gas from 258 gross (129.3 net) horizontal wells in the Delaware Basin in 2025, including 151 gross (121.2 net) operated and 107 gross (8.1 net) non-operated wells. At December 31, 2025, our total acreage position in the Delaware Basin was approximately 354,600 gross (212,500 net) acres, primarily in Lea and Eddy Counties, New Mexico and Loving, Ward and Winkler Counties, Texas. We have focused our Delaware Basin operations on the following asset areas: the Stateline, Rustler Breaks and Arrowhead asset areas in Eddy County, New Mexico, the Antelope Ridge, Ranger and Twin Lakes asset areas in Lea County, New Mexico and the West Texas asset area in Loving, Ward and Winkler Counties, Texas. Our Delaware Basin properties are the most significant component of our asset portfolio. We expect our Delaware Basin production to increase in 2026 as we continue the delineation and development of these asset areas.
During 2025, we achieved several operational highlights in the Delaware Basin. These highlights (as further described below in “—Exploration and Production Segment—Southeast New Mexico and West Texas—Delaware Basin”) included:
•improved well performance and cost efficiencies through large-scale batch developments. For example, during the second half of 2025, we turned to sales a 17-well batch development, one of the largest developments in our history, on our John Callahan unit in the Antelope Ridge asset area in Lea County, New Mexico targeting multiple horizons in the Bone Springs and Wolfcamp formations;
•reduced drilling and completion costs per lateral foot, including increased efficiencies and capital savings through the continued use of Simul-Frac and Trimul-Frac;
•continued drilling of longer laterals, with average completed lateral length for operated wells turned to sales in 2025 of approximately 10,400 feet; and
•capital expenditures for drilling, completing and equipping wells (“D/C/E capital expenditures”) for 2025 of $1.53 billion, which was within our estimated range for 2025 D/C/E capital expenditures of $1.47 to $1.55 billion, as provided on October 21, 2025.
Capital Resources and Financing Highlights
During 2025, we achieved several significant and important capital resources objectives, which included:
•the generation of free cash flow in all four quarters of 2025;
•the amendment of our dividend policy two times during 2025, pursuant to which we increased the quarterly cash dividend from $0.25 per share of common stock in the fourth quarter of 2024 to $0.375 per share of common stock;

•the receipt of $136.7 million in cash distributions from San Mateo and $13.0 million in performance incentives directly from Five Point;
•the implementation in April 2025 of a share repurchase program (the “Share Repurchase Program”) authorizing the repurchase of up to $400.0 million of common stock, and the purchase of 1,351,328 shares of common stock under the Share Repurchase Program in 2025 at a weighted average price of $41.31 per common share for a total cost of $55.8 million;
•the amendment of San Mateo’s secured revolving credit facility (the “San Mateo Credit Facility”) in December 2025 to increase the lender commitments from $850.0 million to $1.10 billion, and to amend the accordion feature to provide for potential increases in lender commitments of up to $1.35 billion; and
•an upgrade to our long-term issuer default rating by Fitch Ratings from ‘BB-’ to ‘BB’.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.
Midstream Highlights
Matador conducts its midstream operations primarily through San Mateo, which is owned 51% by us and 49% by our joint venture partner, Five Point.
San Mateo achieved strong operating results in 2025, highlighted by (i) free cash flow generation, (ii) expansion of the Marlan Processing Plant (iii) increased midstream services revenues, including those from third-party customers, and (iv) increased natural gas gathering and processing volumes.
At December 31, 2025, San Mateo’s midstream system included:
•Natural Gas Assets: 720 MMcf per day of designed natural gas cryogenic processing capacity and approximately 340 miles of natural gas gathering pipelines in Eddy and Lea Counties, New Mexico and Loving County, Texas, including 43 miles of large diameter natural gas gathering lines spanning from the Stateline asset area to the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”);
•Oil Assets: three oil central delivery points (“CDP”) with over 100,000 Bbl of designed oil throughput capacity and approximately 120 miles of oil gathering and transportation pipelines in Eddy County, New Mexico and Loving County, Texas, as well as a 400,000-acre joint development area with Plains Marketing, L.P. (“Plains”) to gather our and other producers’ oil production in Eddy County, New Mexico; and
•Produced Water Assets: 16 commercial salt water disposal wells and associated facilities with designed produced water disposal capacity of 475,000 Bbl per day and approximately 195 miles of produced water gathering pipelines in Eddy County, New Mexico and Loving County, Texas.
Sustainability Practices
We are committed to creating value for our shareholders in a responsible manner. Our aim is to reliably and profitably provide the oil and gas that society needs in a manner that is safe, protects the environment and is consistent with the industry’s best practices and the highest applicable regulatory and legal standards. We also communicate our stewardship efforts in our annual Sustainability Report using quantitative metrics aligned with standards developed by the Sustainability Accounting Standards Board (SASB).
Highlights from our sustainability efforts are noted below. The data utilized in calculating the below metrics is subject to certain reporting rules, regulatory reviews, definitions, calculation methodologies, estimates, adjustments and other factors. The emissions-related metrics for 2025 were not readily available prior to the filing of this Annual Report and, therefore, are presented as related to our 2024 operations. As of the date of this Annual Report, we are not aware of any material changes to the emissions-related metrics subsequent to the publishing of the 2024 Sustainability Report, assuming the calculation methodology remains consistent for the 2025 reporting year. All other metrics are presented as related to our 2025 operations. The metrics reflect both Matador’s gross operated exploration and production operations and gross operated midstream operations (which includes San Mateo) on a consolidated basis, except where otherwise noted or immaterial in scope.
•decreased Matador’s direct greenhouse gas emissions intensity by 65% in 2024, as compared to 2019;
•decreased Matador’s methane emissions intensity by 88% in 2024, as compared to 2019;
•decreased Matador’s flaring intensity by 84% in 2024, as compared to 2019;
•utilized non-fresh water in 98% of total water consumption in 2025;

•utilized recycled produced water for 72% of total water consumption in hydraulic fracturing operations in 2025;
•transported 99% of operated produced water and 97% of operated produced oil by pipeline in 2025; and
•provided approximately 26,800 hours of employee continuing education, equating to approximately 56 hours per employee in 2025.
Exploration and Production Segment
Our current operations are focused primarily on the oil and liquids-rich portion of the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas. We also have operations in the Haynesville shale and Cotton Valley plays in Northwest Louisiana. During 2025, we devoted most of our efforts and most of our capital expenditures to our drilling and completion operations and midstream operations in the Wolfcamp and Bone Spring plays in the Delaware Basin. Since our inception, our exploration and development efforts have concentrated primarily on known hydrocarbon-producing basins with well-established production histories offering the potential for multiple-zone completions.
The following table presents certain summary data for each of our operating areas as of and for the year ended December 31, 2025.

			Producing		Total Identified		Estimated Net Proved
			Wells		Drilling Locations(1)		Reserves(2)		Avg. Daily
	Gross	Net	Gross	Net	Gross	Net		%	Production
	Acreage	Acreage					MBOE(3)	Developed	(BOE/d)(3)
Southeast New Mexico/West Texas:
Delaware Basin(4)	354,600	212,500	2,179	1,137.1	5,295	1,802	662,248	60.9	203,330
South Texas:
Eagle Ford(5)	—	—	—	—	—	—	—	—	105
Northwest Louisiana
Haynesville	16,200	8,900	279	18.5	129	13	4,302	100.0	3,534
Cotton Valley(6)	15,800	14,800	64	38.7	144	37	497	100.0	101
Area Total(7)	18,500	17,300	343	57.2	273	50	4,799	100.0	3,635
Total	373,100	229,800	2,522	1,194.3	5,568	1,852	667,047	61.2	207,070
__________________
(1)Identified and engineered drilling locations. These locations have been identified for potential future drilling and were not producing at December 31, 2025. The total net engineered drilling locations are calculated by multiplying the gross engineered drilling locations in an operating area by our working interest participation in such locations. Individual horizontal drilling locations generally represent a variety of lateral lengths, from one mile to greater than two miles, based upon our current assumptions for a well that could be drilled at that location given our current acreage position. At December 31, 2025, approximately 76% of these identified drilling locations in the Delaware Basin were expected to be horizontal laterals with lateral lengths of approximately two miles or greater, and approximately 91% are expected to have lateral lengths of approximately 1.5 miles or greater. At December 31, 2025, these engineered drilling locations included 522 gross (255 net) operated and non-operated locations to which we have assigned proved undeveloped reserves, primarily in the Wolfcamp or Bone Spring plays, but also in the Brushy Canyon and Avalon formations, in the Delaware Basin. At December 31, 2025, we had assigned no proved undeveloped reserves to our leasehold in Northwest Louisiana.
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
(4)Includes potential future engineered drilling locations in the Wolfcamp, Bone Spring, Brushy Canyon, Yeso and Avalon plays on our acreage in the Delaware Basin at December 31, 2025.
(5)During the first quarter of 2025, the Company sold its remaining South Texas assets in the Eagle Ford shale.
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
We are active both as an operator and as a non-operating, co-working interest owner with various industry participants. At December 31, 2025, we operated a significant majority of our acreage in the Delaware Basin in Southeast New Mexico and West Texas. In those wells where we are not the operator, our working interests are often relatively small. At December 31, 2025, we also operated approximately 51% of our Northwest Louisiana acreage.
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
At December 31, 2025, our total acreage position in Southeast New Mexico and West Texas was approximately 354,600 gross (212,500 net) acres, primarily in Lea and Eddy Counties, New Mexico and Loving, Ward and Winkler Counties, Texas. These acreage totals included approximately 75,200 gross (42,800 net) acres in our Ranger asset area in Lea County, 61,400 gross (26,300 net) acres in our Arrowhead asset area in Eddy County, 47,000 gross (26,600 net) acres in our Rustler Breaks asset area in Eddy County, 77,000 gross (59,000 net) acres in our Antelope Ridge asset area in Lea County, 2,900 gross (2,900 net) acres in our Stateline asset area in Eddy County, 57,000 gross (32,100 net) acres in our Twin Lakes asset area in Lea County and 33,500 gross (22,300 net) acres in our West Texas asset area in Loving, Ward and Winkler Counties at December 31, 2025. We consider the vast majority of our Delaware Basin acreage position to be prospective for oil and liquids-rich targets in the Bone Spring and Wolfcamp formations. Other potential targets on certain portions of our acreage include the Brushy Canyon and Avalon formations, as well as the Abo, Strawn, Devonian, Penn Shale, Atoka, Yeso and Morrow formations. At December 31, 2025, our acreage position in the Delaware Basin was approximately 81% held by existing production. Excluding the Twin Lakes asset area, our acreage position in the Delaware Basin was approximately 90% held by existing production at December 31, 2025.
During the year ended December 31, 2025, we continued the delineation and development of our Delaware Basin acreage. We completed and began producing oil and natural gas from 258 gross (129.3 net) horizontal wells in the Delaware Basin, including 151 gross (121.2 net) operated horizontal wells and 107 gross (8.1 net) non-operated horizontal wells, throughout our various asset areas. At December 31, 2025, we had tested a number of different producing horizons at various locations across our acreage position, including the Brushy Canyon, two benches of the Avalon, two benches of the First Bone Spring, the Second Bone Spring Carbonate, three benches of the Second Bone Spring Sand, three benches of the Third Bone Spring Carbonate, two benches of the Third Bone Spring Sand, four benches of the Wolfcamp A, including the X, Y and Z sands and the more organic, lower section of the Wolfcamp A, three benches of the Wolfcamp B, the Wolfcamp D, the Strawn and the Morrow.
At December 31, 2025, approximately 99% of our estimated total proved oil and natural gas reserves, or 662.2 million BOE, was attributable to the Delaware Basin, including approximately 376.0 million Bbl of oil and 1.72 Tcf of natural gas, a 9% increase, as compared to 606.2 million BOE for the year ended December 31, 2024. Our Delaware Basin proved reserves at December 31, 2025 and 2024 comprised approximately 100% of our proved oil reserves and 98% of our proved natural gas reserves.
At December 31, 2025, we had identified 5,295 gross (1,802 net) engineered locations for potential future drilling on our Delaware Basin acreage, primarily in the Wolfcamp and Bone Spring plays, but also including the shallower Brushy Canyon, Yeso and Avalon formations. At December 31, 2025, these locations had a total net lateral length of approximately 19.1 million feet, or 3,801 miles, an increase of 4% as compared to the total net lateral length of approximately 18.3 million feet, or 3,680 miles, as of December 31, 2024. These locations include 2,492 gross (1,599 net) locations that we anticipate operating as we hold a working interest of at least 25% in each of these locations. Individual horizontal drilling locations represent a variety of lateral lengths, from one mile to greater than two miles based upon our current assumptions for a well that could be drilled at specified locations given our current acreage position. At December 31, 2025, approximately 76% of these identified drilling locations are expected to have horizontal lateral lengths of approximately two miles or greater and approximately 91% are expected to have horizontal lateral lengths of approximately 1.5 miles or greater. These engineered locations have been identified on a property-by-property basis and take into account criteria such as anticipated geologic conditions and reservoir properties, estimated rates of return, estimated recoveries from our Delaware Basin wells and other nearby wells based on available public data, drilling densities anticipated on our properties and properties of other operators, estimated drilling and completion costs, spacing and other rules established by regulatory authorities and surface considerations, among other criteria. Our engineered well locations, at December 31, 2025, do not yet include all portions of our acreage position. Our identified well locations presume that multiple intervals may be prospective at any one surface location. Although we believe that denser well spacing may be possible in certain asset areas or in certain formations, at December 31, 2025, the majority of our estimated locations were based on the assumption of 160-acre well spacing. As we explore and develop our Delaware Basin acreage further, we anticipate that we may identify additional locations for future drilling. At December 31, 2025, these potential future drilling locations included 522 gross (255 net) operated and non-operated locations in the Delaware Basin, primarily in the Wolfcamp and Bone Spring plays, but also in the Brushy Canyon and Avalon, to which we have assigned proved undeveloped reserves.
Antelope Ridge Asset Area - Lea County, New Mexico
In the Antelope Ridge asset area, we turned to sales 84 gross (73.2 net) operated wells and 27 gross (0.5 net) non-operated wells during 2025.
In the second half of 2025, we turned to sales 17 gross (13.7 net) operated wells on our John Callahan unit in the Antelope Ridge asset area in Lea County, which is one of the largest developments in our history. These wells, which included four First Bone Spring, three Third Bone Spring, one Third Bone Spring Carbonate, three Wolfcamp A-XY, three Wolfcamp A and three Wolfcamp B completions, have produced in aggregate approximately 2.1 million BOE in approximately four months of production. These 17 wells had average completed lateral lengths of approximately 10,300 feet.
We turned to sales an additional 67 gross (59.5 net) operated Antelope Ridge wells. These 67 wells, which included six First Bone Spring, six Second Bone Spring, 12 Third Bone Spring, eight Third Bone Spring Carbonate, 20 Wolfcamp A-XY, eight Wolfcamp A and seven Wolfcamp B completions, have produced in aggregate approximately 9.0 million BOE in an average of approximately seven months of production. These 67 wells had average completed lateral lengths of approximately 10,600 feet.
Ranger and Twin Lakes Asset Areas - Lea County, New Mexico
In the Ranger asset area, we turned to sales nine gross (7.5 net) operated wells and 22 gross (2.8 net) non-operated wells during 2025.
In total, these nine Ranger operated wells, which included five Second Bone Spring and four Wolfcamp D completions, have produced in aggregate approximately 0.7 million BOE in an average of approximately five months of production. These nine wells had average completed lateral lengths of approximately 10,600 feet.
In the Twin Lakes asset area, we turned to sales one gross (0.5 net) operated well, and we did not turn to sales or participate in any non-operated wells during 2025.
Arrowhead Asset Area - Eddy County, New Mexico
We turned to sales 22 gross (12.0 net) operated wells in the Arrowhead asset area during 2025. These wells, which included 14 Second Bone Spring and eight Wolfcamp A-XY completions, have produced in aggregate approximately 5.5 million BOE in approximately seven months of production. These 22 wells had average completed lateral lengths of approximately 10,000 feet.
We also turned to sales 21 gross (2.4 net) non-operated wells in the Arrowhead asset area during 2025.
Rustler Breaks Asset Area - Eddy County, New Mexico
We turned to sales 26 gross (19.3 net) operated wells in the Rustler Breaks asset area during 2025. In total, these 26 Rustler Breaks wells, which included seven First Bone Spring, five Second Bone Spring, four Third Bone Spring, six Third Bone Spring Carbonate, three Wolfcamp A-XY and one Wolfcamp B completions, have produced in aggregate approximately 4.3 million BOE in an average of approximately six months of production. These 26 wells had average completed lateral lengths of approximately 10,100 feet.
We also turned to sales 36 gross (2.2 net) non-operated wells in the Rustler Breaks asset area during 2025.
Stateline Asset Area - Eddy County, New Mexico
We did not conduct any operated or non-operated drilling and completion activities on our leasehold properties in the Stateline asset area during 2025.

West Texas Asset Area - Loving, Ward and Winkler Counties, Texas
We turned to sales nine gross (8.7 net) operated wells in the West Texas asset area during 2025. In total, these nine West Texas wells, which included two Third Bone Spring, one Wolfcamp A and six Wolfcamp B completions, have produced in aggregate approximately 0.4 million BOE in approximately three months of production. These nine wells had average completed lateral lengths of approximately 10,100 feet.
We also turned to sales one gross (0.2 net) non-operated well in the West Texas asset area during 2025.
South Texas — Eagle Ford Shale and Other Formations
During the first quarter of 2025, the Company sold its remaining South Texas assets in the Eagle Ford shale for $22.2 million.
Northwest Louisiana — Haynesville Shale, Cotton Valley and Other Formations
We did not conduct any operated drilling and completion activities on our leasehold properties in Northwest Louisiana during 2025, although we did participate in the drilling and completion of 12 gross (0.1 net) non-operated Haynesville shale wells that were turned to sales in 2025.
At December 31, 2025, we held approximately 18,500 gross (17,300 net) acres in Northwest Louisiana, including 16,200 gross (8,900 net) acres in the Haynesville shale play and 15,800 gross (14,800 net) acres in the Cotton Valley play. We operate substantially all of our Cotton Valley and shallower production on our leasehold interests in Northwest Louisiana, as well as all of our Haynesville production on the acreage outside of what we believe to be the core area of the Haynesville shale play. We operate approximately 8% of the 11,600 gross (4,700 net) acres that we consider to be in the core area of the Haynesville shale play. All of our leasehold in the Haynesville and Cotton Valley plays in Northwest Louisiana was held by existing production at December 31, 2025.
For the year ended December 31, 2025, approximately 2% of our average daily oil equivalent production, or 3,635 BOE per day, including one Bbl of oil per day and 21.8 MMcf of natural gas per day, was attributable to our leasehold interests in Northwest Louisiana, while for the year ended December 31, 2024, approximately 2% of our average daily oil equivalent production, or 3,492 BOE per day, including three Bbl of oil per day and 21.0 MMcf of natural gas per day, was attributable to our properties in Northwest Louisiana. For the year ended December 31, 2025, approximately 4% of our daily natural gas production, or 21.8 MMcf of natural gas per day, was attributable to our leasehold interests in Northwest Louisiana, while for the year ended December 31, 2024, approximately 5% of our daily natural gas production, or 21.0 MMcf of natural gas per day, was attributable to these properties. At December 31, 2025, less than 1% of our estimated total proved reserves, or 4.8 million BOE, was attributable to our properties in Northwest Louisiana.
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
Southeast New Mexico and West Texas — Delaware Basin
On February 17, 2017, we announced the formation of San Mateo, a strategic joint venture with Five Point. The midstream assets that were contributed to San Mateo included (i) San Mateo’s Black River cryogenic natural gas processing plant in Eddy County, New Mexico (the “Black River Processing Plant”) (before its expansions); (ii) one salt water disposal well and a related commercial salt water disposal facility in the Rustler Breaks asset area; (iii) three salt water disposal wells and related commercial salt water disposal facilities in the West Texas asset area; and (iv) substantially all related oil, natural gas and produced water gathering systems and pipelines in both the Rustler Breaks asset area and in Loving County, Texas (collectively, the “Delaware Midstream Assets”). We received $171.5 million in connection with the formation of San Mateo and earned all of the potential $73.5 million in performance incentives through January 31, 2023. In connection with the formation of San Mateo, we dedicated to San Mateo current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area pursuant to 15-year, fixed fee oil, natural gas and produced water gathering and produced water disposal agreements. In addition, we dedicated current and certain future leasehold interests in the Rustler Breaks asset area to San Mateo pursuant to a 15-year, fixed fee natural gas processing agreement.
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
On June 30, 2022, we acquired Pronto, including the Marlan Processing Plant (prior to expansion), three compressor stations and approximately 45 miles of natural gas gathering pipelines in Lea and Eddy Counties, New Mexico.
On April 13, 2023, we completed the Advance Acquisition, which included one commercial salt water disposal well, approximately 28 miles of water gathering assets and approximately 17 miles of natural gas gathering pipelines.
On September 18, 2024, we completed the Ameredev Acquisition, which included approximately 180 miles of natural gas gathering, water gathering and oil transportation and gathering pipeline assets.
On December 18, 2024, we completed a transaction with Five Point in which we contributed Pronto, a wholly-owned subsidiary of the Company, to San Mateo, and Five Point made a cash contribution to San Mateo of $171.5 million (the “Pronto Transaction”). In connection with the Pronto Transaction, we received a special distribution from San Mateo of approximately $219.8 million. In addition, we have the potential to earn up to $75.0 million in incentive payments from Five Point over a five-year period, of which $13.0 million and $1.3 million was paid by Five Point during the years ended December 31, 2025 and 2024, respectively. San Mateo continues to be owned 51% by us and 49% by Five Point.
In connection with the Pronto Transaction, Matador dedicated to San Mateo its current and certain future leasehold interests in the Ranger and Antelope Ridge asset areas pursuant to 15-year, fixed fee natural gas gathering, compression, treating and processing agreements whereby San Mateo will gather, compress, treat and process natural gas produced from our operated wells in northern Lea County, New Mexico. In addition, San Mateo entered into certain agreements with Northwind Midstream Partners LLC (“Northwind”), previously an affiliate of Five Point, whereby Northwind will treat certain sour gas gathered and delivered by San Mateo in northern Lea County, New Mexico. Under these agreements, Northwind will redeliver the treated sweet gas from San Mateo and other third-party customers to San Mateo for processing.
Natural Gas Gathering and Processing Assets
The Black River Processing Plant and associated gathering system (the “Black River Gathering System”) were originally built to support our ongoing and future development efforts in the Rustler Breaks asset area and to provide us with firm takeaway and processing services for our Rustler Breaks natural gas production. We had previously completed the installation and testing of a 12-inch natural gas trunk line and associated gathering lines running throughout the length of our Rustler Breaks acreage position, and these natural gas gathering lines are being used to gather almost all of our operated natural gas production at Rustler Breaks.
In 2020, San Mateo completed the construction and successful start-up of the expansion of the Black River Processing Plant to add an incremental designed inlet capacity of 200 MMcf of natural gas per day to the existing designed inlet capacity of 260 MMcf of natural gas per day, bringing the total designed inlet capacity to 460 MMcf of natural gas per day. The expanded Black River Processing Plant supports our exploration and development activities in the Delaware Basin and, at December 31, 2025, was also gathering and processing natural gas from the Stateline asset area and from the Greater Stebbins Area. The Black River Processing Plant also processes natural gas from our Rustler Breaks asset area and provides natural gas processing services for other San Mateo customers in the area.
In March 2024, we completed our natural gas pipeline connections between Pronto and the Black River Gathering System and between Pronto and Matador’s acreage obtained in the Advance Acquisition. These connector pipelines provide further flow assurance and options for Matador and third-party customer natural gas.
Subsequent to the Pronto Transaction, San Mateo now owns and operates the expanded Marlan Processing Plant, which has a designed inlet capacity of 260 MMcf of natural gas per day, and operates Pronto’s six compressor stations and approximately 150 miles of natural gas gathering pipelines in Lea and Eddy Counties, New Mexico. The expanded Marlan Processing Plant came online in the second quarter of 2025 and increased San Mateo’s total natural gas cryogenic processing capacity to 720 MMcf of natural gas per day.
At December 31, 2025, San Mateo had approximately 43 miles of large diameter natural gas gathering pipelines between the Black River Processing Plant and the Stateline asset area (approximately 24 miles) and the Greater Stebbins Area (approximately 19 miles). At December 31, 2025, San Mateo was gathering or transporting almost all our operated natural gas production via pipeline in the Stateline asset area, the Greater Stebbins Area, the Rustler Breaks asset area and the Wolf portion of our West Texas asset area.
In addition, at December 31, 2025, San Mateo had NGL pipeline connections at the Black River Processing Plant to the NGL pipelines owned by EPIC Y-Grade Pipeline LP and Enterprise Products Partners L.P. These NGL connections provide several significant benefits to us and other San Mateo customers compared to transporting NGLs by truck. San Mateo’s customers receive (i) firm NGL takeaway out of the Delaware Basin, (ii) increased NGL recoveries, (iii) improved pricing realizations through lower transportation and fractionation costs, (iv) increased optionality through San Mateo’s ability to operate the Black River Processing Plant in ethane recovery mode, if desired, and (v) a reliable alternative to pipe rather than to truck NGLs during severe weather events and otherwise.
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
At December 31, 2025, San Mateo’s natural gas gathering systems included natural gas gathering pipelines and related compression and treating systems. During the year ended December 31, 2025, San Mateo gathered an average of approximately 517 MMcf of natural gas per day, an increase of 21% as compared to 426 MMcf of natural gas per day gathered during the year ended December 31, 2024. In addition, during the year ended December 31, 2025, San Mateo processed approximately 502 MMcf of natural gas per day at the Black River Processing Plant, an increase of 25%, as compared to 403 MMcf of natural gas per day processed during the year ended December 31, 2024.
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
At December 31, 2025, San Mateo had (i) a crude oil gathering and transportation system in the Greater Stebbins Area that was connected to the existing interconnect in the Rustler Breaks asset area totaling approximately 80 miles of various diameter crude oil pipelines and (ii) a crude oil gathering system in the Stateline asset area. With these oil gathering and transportation systems (collectively with the crude oil gathering and transportation system in the Rustler Breaks asset area and the crude oil gathering system in the West Texas asset area, the “San Mateo Oil Pipeline Systems”) in service, at December 31, 2025, we estimated almost all of our oil production from the Stateline, West Texas and Rustler Breaks asset areas and the Greater Stebbins Area was transported by pipeline.
At December 31, 2025, the San Mateo Oil Pipeline Systems included crude oil gathering and transportation pipelines from points of origin in Eddy County, New Mexico and Loving County, Texas to interconnects with Plains and two trucking facilities. During the year ended December 31, 2025, the San Mateo Oil Pipeline Systems had throughput of approximately 52,900 Bbl of oil per day, an increase of 1%, as compared to throughput of approximately 52,600 Bbl of oil per day during the year ended December 31, 2024.
Produced Water Gathering and Disposal Assets
At December 31, 2025, San Mateo had four commercial salt water disposal wells and associated facilities in the Greater Stebbins Area, nine commercial salt water disposal wells and associated facilities in the Rustler Breaks asset area, three commercial salt water disposal wells and associated facilities in the West Texas asset area and produced water gathering systems in the Stateline, Rustler Breaks and West Texas asset areas and the Greater Stebbins Area. At December 31, 2025, San Mateo had designed disposal capacity of approximately 475,000 Bbl of produced water per day. In addition, at December 31, 2025, Matador had three commercial salt water disposal wells and associated facilities with a designed inlet capacity of 87,500 Bbl of produced water per day.
During the year ended December 31, 2025, San Mateo handled approximately 418,000 Bbl of produced water per day, a decrease of 10%, as compared to approximately 462,400 Bbl of produced water per day handled during the year ended December 31, 2024, primarily due to lower volumes from Matador and third-party customers.

Northwest Louisiana
In Northwest Louisiana, we have midstream assets that gather natural gas from most of our operated leases. Our midstream assets in Northwest Louisiana are not part of San Mateo as of December 31, 2025.
Operating Summary
The following table sets forth certain unaudited production and operating data for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Unaudited Production Data:
Net Production Volumes:
Oil (MBbl)	43,699	36,530	27,542
Natural gas (Bcf)	191.3	155.8	123.4
Total oil equivalent (MBOE)(1)	75,581	62,495	48,112
Average daily production (BOE/d)(1)	207,070	170,751	131,813
Average Sales Prices:
Oil, without realized derivatives (per Bbl)	$64.99	$75.89	$77.88
Oil, with realized derivatives (per Bbl)	$64.99	$75.89	$77.88
Natural gas, without realized derivatives (per Mcf)	$2.08	$2.38	$3.25
Natural gas, with realized derivatives (per Mcf)	$2.20	$2.47	$3.17
Operating Expenses (per BOE):
Lease operating	$5.50	$5.20	$4.83
Transportation and processing	$0.88	$0.94	$1.25
Midstream operating	$2.75	$2.68	$2.58
Depletion, depreciation and amortization	$15.82	$15.59	$14.90
Taxes other than income	$3.65	$4.30	$4.59
General and administrative	$1.81	$2.04	$2.29
__________________
(1)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
The following table sets forth information regarding our production volumes, sales prices and production costs for the year ended December 31, 2025 from our operating areas, which we consider to be distinct fields for purposes of accounting for production.

	Southeast New Mexico/West Texas	South Texas	Northwest Louisiana

	Delaware Basin	Eagle Ford(1)	Haynesville	Cotton Valley(2)	Total
Annual Net Production Volumes
Oil (MBbl)	43,664	34	—	1	43,699
Natural gas (Bcf)	183.3	—	7.8	0.2	191.3
Total oil equivalent (MBOE)(3)	74,216	38	1,290	37	75,581
Percentage of total annual net production	98.2%	0.1%	1.7%	—%	100.0%
Average Net Daily Production Volumes
Oil (Bbl/d)	119,628	94	—	1	119,723
Natural gas (MMcf/d)	502.3	—	21.2	0.6	524.1
Total oil equivalent (BOE/d)	203,330	105	3,534	101	207,070
Average Sales Prices(4)
Oil (per Bbl)	$64.99	$70.73	$—	$60.44	$64.99
Natural gas (per Mcf)	$2.04	$—	$3.11	$3.08	$2.08
Total oil equivalent (per BOE)	$43.27	$67.55	$18.67	$19.04	$42.85
Production Costs(5)
Lease operating, transportation and processing (per BOE)	$6.40	$33.02	$3.84	$39.87	$6.38
__________________
(1)Includes 41 gross (32.3 net) wells from the Eagle Ford formation that were divested in the first quarter of 2025.
(2)Includes the Cotton Valley formation and shallower zones.

(3)Production volumes reported in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
(4)Excludes impact of derivative settlements.
(5)Excludes midstream operating expenses, ad valorem taxes and oil and natural gas production taxes.
The following table sets forth information regarding our production volumes, sales prices and production costs for the year ended December 31, 2024 from our operating areas, which we consider to be distinct fields for purposes of accounting for production.

	Southeast New Mexico/West Texas	South Texas	Northwest Louisiana

	Delaware Basin	Eagle Ford(1)	Haynesville	Cotton Valley(2)	Total
Annual Net Production Volumes
Oil (MBbl)	36,265	263	—	2	36,530
Natural gas (Bcf)	147.5	0.6	6.3	1.4	155.8
Total oil equivalent (MBOE)(3)	60,856	361	1,046	232	62,495
Percentage of total annual net production	97.4%	0.6%	1.7%	0.3%	100.0%
Average Net Daily Production Volumes
Oil (Bbl/d)	99,086	719	—	3	99,808
Natural gas (MMcf/d)	403.1	1.6	17.2	3.8	425.7
Total oil equivalent (BOE/d)	166,273	986	2,859	633	170,751
Average Sales Prices(4)
Oil (per Bbl)	$75.90	$75.64	$—	$70.13	$75.89
Natural gas (per Mcf)	$2.40	$4.19	$1.95	$2.02	$2.38
Total oil equivalent (per BOE)	$51.05	$61.97	$11.67	$12.33	$50.31
Production Costs(5)
Lease operating, transportation and processing (per BOE)	$5.97	$36.44	$5.46	$8.00	$6.14
_________________
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
(5)Excludes midstream operating expenses, ad valorem taxes and oil and natural gas production taxes.

The following table sets forth information regarding our production volumes, sales prices and production costs for the year ended December 31, 2023 from our operating areas, which we consider to be distinct fields for purposes of accounting for production.

	Southeast New Mexico/West Texas	South Texas	Northwest Louisiana

	Delaware Basin	Eagle Ford(1)	Haynesville	Cotton Valley(2)	Total
Annual Net Production Volumes
Oil (MBbl)	27,264	276	—	2	27,542
Natural gas (Bcf)	113.9	0.7	8.2	0.6	123.4
Total oil equivalent (MBOE)(3)	46,253	390	1,373	96	48,112
Percentage of total annual net production	96.1%	0.8%	2.9%	0.2%	100.0%
Average Net Daily Production Volumes
Oil (Bbl/d)	74,697	755	—	5	75,457
Natural gas (MMcf/d)	312.1	1.9	22.6	1.5	338.1
Total oil equivalent (BOE/d)	126,720	1,068	3,761	264	131,813
Average Sales Prices(4)
Oil (per Bbl)	$77.9	$76.1	$—	$74.53	$77.88
Natural gas (per Mcf)	$3.32	$3.54	$2.23	$2.09	$3.25
Total oil equivalent (per BOE)	$54.10	$60.01	$13.39	$13.61	$52.91
Production Costs(5)
Lease operating, transportation and processing (per BOE)	$5.88	$32.56	$4.56	$17.53	$6.08
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
(5)Excludes midstream operating expenses, ad valorem taxes and oil and natural gas production taxes.
Our total oil equivalent production of approximately 75.6 million BOE for the year ended December 31, 2025 increased 21% from our total oil equivalent production of approximately 62.5 million BOE for the year ended December 31, 2024. This increased production was primarily attributable to our delineation and development operations in the Delaware Basin throughout 2025, which offset our declining production in the Eagle Ford shale that was divested in the first quarter of 2025. Our average daily oil equivalent production for the year ended December 31, 2025 was 207,070 BOE per day, as compared to 170,751 BOE per day for the year ended December 31, 2024. Our average daily oil production for the year ended December 31, 2025 was 119,723 Bbl of oil per day, an increase of 20% from 99,808 Bbl of oil per day for the year ended December 31, 2024. Our average daily natural gas production for the year ended December 31, 2025 was 524.1 MMcf of natural gas per day, an increase of 23% from 425.7 MMcf of natural gas per day for the year ended December 31, 2024.
Our total oil equivalent production of approximately 62.5 million BOE for the year ended December 31, 2024 increased 30% from our total oil equivalent production of approximately 48.1 million BOE for the year ended December 31, 2023. This increased production was primarily due to the Ameredev Acquisition and to our delineation and development operations in the Delaware Basin throughout 2024, which offset our declining production in the Eagle Ford shale. Our average daily oil equivalent production for the year ended December 31, 2024 was 170,751 BOE per day, as compared to 131,813 BOE per day for the year ended December 31, 2023. Our average daily oil production for the year ended December 31, 2024 was 99,808 Bbl of oil per day, an increase of 32% from 75,457 Bbl of oil per day for the year ended December 31, 2023. Our average daily natural gas production for the year ended December 31, 2024 was 425.7 MMcf of natural gas per day, an increase of 26% from 338.1 MMcf of natural gas per day for the year ended December 31, 2023.

Producing Wells
The following table sets forth information relating to producing wells at December 31, 2025. Wells are classified as oil wells or natural gas wells according to their predominant production stream. We had an approximate average working interest of 85% in all wells that we operated at December 31, 2025. For wells where we are not the operator, our working interests range from less than 1% to approximately 52% and average approximately 9%. In the table below, gross wells are the total number of producing wells in which we own a working interest and net wells represent the total of our fractional working interests owned in the gross wells.

	Oil Wells		Natural Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Southeast New Mexico/West Texas:
Delaware Basin(1)	1,999	1,046.9	180	90.2	2,179	1,137.1
Northwest Louisiana:
Haynesville	—	—	279	18.5	279	18.5
Cotton Valley(2)	—	—	64	38.7	64	38.7
Area Total	—	—	343	57.2	343	57.2
Total	1,999	1,046.9	523	147.4	2,522	1,194.3
__________________
(1)Includes 199 gross (76.4 net) vertical wells that were primarily acquired in multiple transactions.
(2)Includes the Cotton Valley formation and shallower zones.
Estimated Proved Reserves
The following table sets forth our estimated proved oil and natural gas reserves at December 31, 2025, 2024 and 2023. Our production and proved reserves are reported in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Where we produce liquids-rich natural gas, primarily in the Delaware Basin, the economic value of the NGLs associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the NGLs are extracted and sold. The reserves estimates were based on evaluations prepared by our engineering staff and have been audited for their reasonableness by Netherland, Sewell & Associates, Inc., independent reservoir engineers. These reserves estimates were prepared in accordance with SEC rules for oil and natural gas reserves reporting. The estimated reserves shown are for proved reserves only and do not include any unproved reserves classified as probable or possible reserves that might exist for our properties, nor do they include any consideration that could be attributable to interests in unproved and unevaluated acreage beyond those tracts for which proved reserves have been estimated. Proved oil and natural gas reserves are those quantities of oil and natural gas that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible (from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations) prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

	At December 31,(1)
	2025	2024	2023
Estimated Proved Reserves Data:(2)
Estimated proved reserves:
Oil (MBbl)	375,980	361,842	272,277
Natural Gas (Bcf)	1,746.4	1,498.2	1,126.8
Total (MBOE)(3)	667,047	611,536	460,070
Estimated proved developed reserves:
Oil (MBbl)	223,028	206,269	161,642
Natural Gas (Bcf)	1,109.8	963.2	782.7
Total (MBOE)(3)	407,987	366,797	292,097
Percent developed	61.2%	60.0%	63.5%
Estimated proved undeveloped reserves:
Oil (MBbl)	152,952	155,573	110,635
Natural gas (Bcf)	636.6	535.0	344.0
Total (MBOE)(3)	259,060	244,740	167,973
Standardized Measure(4) (in millions)	$6,986.6	$7,376.6	$6,113.5
PV-10(5) (in millions)	$8,237.8	$9,233.8	$7,704.1
__________________
(1)Numbers in table may not total due to rounding.
(2)Our estimated proved reserves, Standardized Measure and PV-10 were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic averages of the first-day-of-the-month prices for the 12 months ended December 31, 2025 were $61.82 per Bbl for oil and $3.39 per MMBtu for natural gas, for the 12 months ended December 31, 2024 were $71.96 per Bbl for oil and $2.13 per MMBtu for natural gas and for the 12 months ended December 31, 2023 were $74.70 per Bbl for oil and $2.64 per MMBtu for natural gas. These prices were adjusted by property for quality, energy content, regional price differentials, transportation fees, marketing deductions and other factors affecting the price received at the wellhead.
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
(5)PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. PV-10 is not an estimate of the fair market value of our properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies and of the potential return on investment related to the companies’ properties without regard to the specific tax characteristics of such entities. Our PV-10 at December 31, 2025, 2024 and 2023 may be reconciled to our Standardized Measure of discounted future net cash flows at such dates by adding the discounted future income taxes associated with such reserves to the Standardized Measure. The discounted future income taxes at December 31, 2025, 2024 and 2023 were $1.25 billion, $1.86 billion and $1.59 billion, respectively.
Our estimated total proved oil and natural gas reserves increased 9% from 611.5 million BOE at December 31, 2024 to 667.0 million BOE at December 31, 2025. Our proved oil and natural gas reserves increased by 131.1 million BOE and we produced 75.6 million BOE during the year ended December 31, 2025. This increase in proved oil and natural gas reserves was primarily attributable to our delineation and development operations in the Delaware Basin during 2025. We increased our total proved oil and natural gas reserves by 3.3 million BOE as a result of acquisitions, divestitures and trades during 2025. We also added 135.0 million BOE in proved oil and natural gas reserves through extensions and discoveries during 2025, of which 23.0 million BOE resulted from new well locations turned to sales during 2025 to establish proved developed reserves and 112.0 million BOE resulted from new proved undeveloped locations identified as a result of drilling activities on our existing acreage in the Delaware Basin during 2025. Additionally, we realized approximately 7.2 million BOE in net downward revisions of prior estimates of proved reserves in 2025, which primarily included the removal of 22.8 million BOE in proved undeveloped reserves that were not developed or were no longer expected to be developed within five years of their initial booking resulting primarily from changes in development plans for certain of our properties in the Delaware Basin, and 5.6 million BOE resulting from pricing updates, including the 14% decrease in oil prices, which was partially offset by the 59% increase in natural gas prices used to estimate total proved reserves at December 31, 2025, as compared to December 31, 2024, and 2.9 million BOE in expense updates. As we continue to develop our Delaware Basin assets, we may reclassify some or all of the 22.8 million BOE to proved reserves at a future date. These downward revisions at December 31, 2025 were partially offset by positive forecast updates of 24.1 million BOE.
Our proved oil reserves grew 4% from approximately 361.8 million Bbl at December 31, 2024 to approximately 376.0 million Bbl at December 31, 2025. Our proved natural gas reserves increased 17% from 1.50 Tcf at December 31, 2024 to 1.75

Tcf at December 31, 2025. Our proved reserves to production ratio at December 31, 2025 was 8.8, a decrease of 10% from 9.8 at December 31, 2024.
The Standardized Measure of our total proved oil and natural gas reserves decreased 5% from $7.38 billion at December 31, 2024 to $6.99 billion at December 31, 2025. The PV-10 of our total proved oil and natural gas reserves decreased 11% from $9.23 billion at December 31, 2024 to $8.24 billion at December 31, 2025. The decreases in our Standardized Measure and PV-10 are primarily a result of the lower unweighted arithmetic average oil prices, which were partially offset by the higher unweighted arithmetic average natural gas prices used to estimate proved reserves at December 31, 2025, as compared to December 31, 2024, partially offset by a 9% increase in our total proved oil and natural gas reserves at December 31, 2025, as compared to December 31, 2024. The unweighted arithmetic averages of first-day-of-the-month oil and natural gas prices used to estimate proved reserves at December 31, 2025 were $61.82 per Bbl and $3.39 per MMBtu, a decrease of 14% and an increase of 59%, respectively, as compared to average oil and natural gas prices of $71.96 per Bbl and $2.13 per MMBtu used to estimate proved reserves at December 31, 2024. Our total proved reserves were made up of 56% oil and 44% natural gas at December 31, 2025 and 59% oil and 41% natural gas at December 31, 2024. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see the preceding table.
The following table summarizes changes in our estimated proved developed reserves at December 31, 2025.

Proved Developed Reserves

(MBOE)(1)
As of December 31, 2024	366,797
Extensions and discoveries	22,982
Net acquisitions of minerals-in-place	3,419
Revisions of prior estimates	12,799
Production	(75,575)
Conversion of proved undeveloped to proved developed	77,565
As of December 31, 2025	407,987
__________________
(1)    Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

Our proved developed oil and natural gas reserves increased 11% from 366.8 million BOE at December 31, 2024 to 408.0 million BOE at December 31, 2025. Our proved developed oil and natural gas reserves increased by 116.8 million BOE and we produced 75.6 million BOE during the year ended December 31, 2025, resulting in a net increase of 41.2 million BOE. We added 23.0 million BOE in proved developed reserves through extensions and discoveries during 2025, which resulted from new well locations drilled during 2025 to establish proved reserves. In addition, during 2025, we converted 77.6 million BOE of our proved undeveloped reserves to proved developed reserves primarily through our development activities in the Delaware Basin. We also increased our proved developed reserves by 3.4 million BOE at December 31, 2025 as a result of net property acquisitions, divestitures and trades completed during 2025. Additionally, we realized approximately 12.8 million BOE in net upward revisions of prior estimates of proved developed reserves in 2025, including positive forecast updates of 16.7 million BOE and ownership updates of 3.2 million BOE. These upward revisions were partially offset by downward revisions of 4.2 million BOE and 2.9 million BOE attributable to certain pricing and expense updates used to estimate proved developed reserves at December 31, 2025 and 2024, respectively.
Our proved developed oil reserves increased 8% from 206.3 million Bbl at December 31, 2024 to 223.0 million Bbl at December 31, 2025. Our proved developed natural gas reserves increased 15% from 963.2 Bcf at December 31, 2024 to 1.11 Tcf at December 31, 2025. Proved developed reserves constituted 61% of our total proved oil and natural gas reserves at December 31, 2025, as compared to 60% at December 31, 2024.

The following table summarizes changes in our estimated proved undeveloped reserves at December 31, 2025.

Proved Undeveloped Reserves

(MBOE)(1)
As of December 31, 2024	244,740
Extensions and discoveries	111,990
Net divestitures of minerals-in-place	(93)
Revisions of prior estimates	(20,012)
Conversion of proved undeveloped to proved developed	(77,565)
As of December 31, 2025	259,060
__________________
(1)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
Our proved undeveloped oil and natural gas reserves increased 6% from 244.7 million BOE at December 31, 2024 to 259.1 million at December 31, 2025. We added 112.0 million BOE in proved undeveloped reserves through extensions and discoveries during 2025, which resulted primarily from new proved undeveloped locations identified as a result of drilling activities on our existing acreage in the Delaware Basin during 2025. We also decreased our proved undeveloped reserves by 0.1 million BOE at December 31, 2025 as a result of net property acquisitions, divestitures and trades completed during 2025. Additionally, we realized approximately 20.0 million BOE in net downward revisions of prior estimates of proved undeveloped reserves in 2025, which included the removal of 22.8 million BOE in proved undeveloped reserves that were not developed or were no longer expected to be developed within five years of their initial booking resulting primarily from changes in development plans for certain of our properties in the Delaware Basin and the removal of 3.2 million BOE and 1.4 million BOE for certain ownership and pricing updates at December 31, 2025 and 2024, respectively. These downward revisions were partially offset by positive forecast updates of 7.4 million BOE.
At December 31, 2025, we had no proved undeveloped reserves in our estimates that remained undeveloped for five years or more following their initial booking, and we currently have plans to use anticipated capital resources to develop the proved undeveloped reserves remaining as of December 31, 2025 within five years of booking these reserves. The following table sets forth, since 2022, proved undeveloped reserves converted to proved developed reserves during each year and the investments associated with these conversions (dollars in thousands).

				Investment in Conversion of Proved Undeveloped Reserves to Proved Developed Reserves
	Proved Undeveloped Reserves Converted to Proved Developed Reserves

	Oil	Natural Gas	Total
	(MBbl)	(Bcf)	(MBOE)(1)
2022	22,515	95.3	38,403	434,336
2023	18,492	98.6	34,928	441,671
2024	34,857	118.4	54,598	685,163
2025	51,666	155.4	77,565	1,013,114
Total	127,530	467.7	205,494	$2,574,284
__________________
(1) Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

The following table sets forth additional summary information by operating area with respect to our estimated net proved reserves at December 31, 2025.

	Net Proved Reserves(1)
	Oil	Natural Gas	Oil Equivalent	Standardized Measure(2)	PV-10(3)
	(MBbl)	(Bcf)	(MBOE)(4)	(in millions)	(in millions)
Southeast New Mexico/West Texas:
Delaware Basin	375,975	1,717.6	662,248	$6,969.0	$8,217.0
Northwest Louisiana
Haynesville	—	25.8	4,302	23.8	28.1
Cotton Valley(5)	5	3.0	497	(6.2)	(7.3)
Area Total	5	28.8	4,799	17.6	20.8
Total	375,980	1,746.4	667,047	$6,986.6	$8,237.8
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
(3)PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. PV-10 is not an estimate of the fair market value of our properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies and of the potential return on investment related to the companies’ properties without regard to the specific tax characteristics of such entities. Our PV-10 at December 31, 2025 may be reconciled to our Standardized Measure of discounted future net cash flows at such date by adding the discounted future income taxes associated with such reserves to the Standardized Measure. The discounted future income taxes at December 31, 2025 were approximately $1.25 billion.
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
Internal Control Over Reserves Estimation Process
We maintain an internal staff of petroleum engineers and geoscience professionals to ensure the integrity, accuracy and timeliness of the data used in our reserves estimation process. Individual asset teams are responsible for the day-to-day management of the oil and natural gas activities for each team’s asset area. These asset teams are staffed with reservoir engineers who prepare reserves estimates at the end of each calendar quarter for the assets they manage. Our Vice President of Reservoir Engineering and the Reserves Team was primarily responsible for overseeing the preparation of our reserves estimates in 2025. He received Bachelor of Science degrees in both Petroleum Engineering and Mechanical Engineering from Texas Tech University, is a licensed Professional Engineer in the state of Texas and has over ten years of industry experience. Our Vice President of Reservoir Engineering and the Reserves Team works under the direct supervision of our Executive Vice President of Reservoir Engineering and Senior Asset Manager, who received a Bachelor of Science degree in Petroleum

Engineering from Texas A&M University and has over 15 years of industry experience. The Company has established internal controls over its reserves estimation processes and procedures to support the accurate and timely preparation and disclosure of reserves estimates in accordance with SEC and GAAP requirements. These controls include oversight of the reserves estimation processes by our internal reserves group as well as accounting and finance personnel. Following the preparation of our reserves estimates, these estimates are audited for their reasonableness by Netherland, Sewell & Associates, Inc., independent reservoir engineers. Members of our executive committee and members of the Operations and Engineering Committee of our Board of Directors (the “Board”) review the reserves report and our reserves estimation process, and the independent audit of our reserves is reviewed by other members of the Board as well.
Acreage Summary
The following table sets forth the approximate acreage in which we held a leasehold, mineral or other interest at December 31, 2025.

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Southeast New Mexico/West Texas:
Delaware Basin	284,700	171,200	69,900	41,300	354,600	212,500
Northwest Louisiana:
Haynesville	16,200	8,900	—	—	16,200	8,900
Cotton Valley	15,800	14,800	—	—	15,800	14,800
Area Total(1)	18,500	17,300	—	—	18,500	17,300
Total	303,200	188,500	69,900	41,300	373,100	229,800
__________________
(1)Some of the same leases cover the gross and net acreage shown for both the Haynesville formation and the shallower Cotton Valley formation. Therefore, the sum of the gross and net acreage for both formations is not equal to the total gross and net acreage for Northwest Louisiana.
Undeveloped Acreage Expiration
The following table sets forth the approximate number of gross and net undeveloped acres at December 31, 2025 that will expire over the next five years by operating area unless production is established within the spacing units covering the acreage prior to the expiration dates, the existing leases are renewed prior to expiration or continued operations maintain the leases beyond the expiration of each respective primary term. Undeveloped acreage expiring in 2031 and beyond totals 3,400 net acres, all of which is in the Delaware Basin. All of our leasehold in the Haynesville and Cotton Valley plays in Northwest Louisiana was held by existing production at December 31, 2025.

	Acres		Acres		Acres		Acres		Acres
	Expiring 2026		Expiring 2027		Expiring 2028		Expiring 2029		Expiring 2030
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Southeast New Mexico/West Texas:
Delaware Basin(1)	11,000	8,400	15,900	14,200	33,900	10,000	3,800	3,800	1,500	1,500
Total	11,000	8,400	15,900	14,200	33,900	10,000	3,800	3,800	1,500	1,500
__________________
(1)Approximately 60% of the acreage expiring in the Delaware Basin in the next five years is associated with our Twin Lakes asset area in northern Lea County, New Mexico. We expect to hold or extend portions of certain expiring acreage in the Delaware Basin through our future drilling activities or by paying an additional lease bonus, where applicable.
Many of the leases comprising the acreage set forth in the table above will expire at the end of their respective primary terms unless operations are conducted to maintain the respective leases in effect beyond the expiration of the primary term or production from the acreage has been established prior to such date, in which event the lease will remain in effect in most cases until the cessation of production in commercial quantities. We also have options to extend some of our leases through additional lease bonus payments prior to the expiration of the primary term of such lease. In addition, we may attempt to secure a new lease upon the expiration of certain of our acreage; however, there may be third-party leases, or top leases, that become effective immediately if our leases expire at the end of their respective terms and production has not been established prior to such date or operations are not conducted to maintain the leases in effect beyond the primary term. As of December 31, 2025, our leases are primarily fee and state leases with primary terms of three to five years and federal leases with primary terms of ten years. We believe that our lease terms are similar to our competitors’ lease terms as they relate to both primary term and royalty interests. At December 31, 2025, less than 1% of our proved oil and natural gas reserves would be impacted by the expirations of this undeveloped acreage.

Drilling Results
The following table summarizes our drilling activity for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	254	117.5	253	106.9	222	84.1
Dry	—	—	—	—	—	—
Exploration Wells
Productive(1)	16	11.9	9	4.9	24	16.9
Dry	—	—	—	—	—	—
Total Wells
Productive(2)	270	129.4	262	111.8	246	101.0
Dry	—	—	—	—	—	—
(1)All of these wells are extension wells.
(2)Includes three gross (1.5 net) vertical wells in 2024 and one gross (0.5 net) vertical well in 2023. We did not drill any vertical wells in 2025.
At December 31, 2025, we had a total of 150 gross (52.1 net) development wells and 11 gross (1.0 net) exploration wells that were in the process of being drilled, being completed or awaiting completion operations.
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
The prices we receive for our oil, natural gas and NGL production fluctuate widely. Factors that, directly or indirectly, cause price fluctuations include: the domestic and foreign supply of, and demand for, oil, natural gas and NGLs; the actions of the Organization of Petroleum Exporting Countries, Russia and certain other oil-exporting countries (“OPEC+”) and state-controlled oil companies; the prices and availability of competitors’ supplies of oil and natural gas; the price and quantity of foreign imports and exports; the impact of U.S. dollar exchange rates; domestic and foreign governmental regulations and taxes; speculative trading of, and other financial market conditions affecting, oil and natural gas futures contracts; the availability, proximity and capacity of gathering, processing and transportation systems for oil, natural gas and NGLs and gathering and disposal systems for produced water; the availability of refining capacity; the prices and availability of alternative fuel and energy sources; weather conditions and natural disasters, including floods, fires, tornadoes, droughts, hurricanes, tropical storms and severe cold weather; political conditions or conflicts in or affecting oil, natural gas and NGL producing regions or countries, including the United States, the Middle East, South America, Russia, Ukraine and China; the ongoing military conflicts between Russia and Ukraine and in the Middle East, as well as the related actions of U.S. and other governments and governmental organizations relating to oil, natural gas and NGLs, including through sanctions, embargoes, import restrictions and commodity price caps; the threat of terrorism and the impact of military action and civil unrest; public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate oil, natural gas and NGL operations, including hydraulic fracturing, flaring, venting and produced water handling and disposal activities; the level of global oil, natural gas and NGL inventories and exploration and production activity; the impact of energy conservation efforts; technological advances affecting energy consumption; tariffs, trade restrictions and other supply chain constraints; and overall worldwide economic conditions. Decreases in these commodity prices adversely affect the carrying value of our proved reserves and our revenues, profitability and cash flows. Short-term disruptions of our oil and natural gas production occur from time to time due to downstream pipeline system failure, capacity issues and scheduled or unscheduled maintenance, as well as maintenance and repairs involving our own well operations. These situations, if they occur, curtail our production capabilities and ability to maintain a steady source of revenue. See “Risk Factors—Risks Related to our Financial Condition—Our success is dependent on the prices of oil, natural gas and NGLs. Low oil, natural gas and NGL prices and the continued volatility in these prices may adversely affect our financial condition and our ability to meet our capital expenditure requirements and financial obligations.”
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
For the years ended December 31, 2025, 2024 and 2023, we had three significant purchasers that accounted for approximately 72%, 79% and 76%, respectively, of our total oil, natural gas and NGL revenues. If we lost one or more of these significant purchasers and were unable to sell our production to other purchasers on terms we consider acceptable, it could materially and adversely affect our business, financial condition, results of operations and cash flows. For further details regarding these purchasers, see Note 2 to the consolidated financial statements in this Annual Report. Such information is incorporated herein by reference.
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

Land Stewardship
When feasible, we attempt to reduce our surface footprint by batch drilling wells and drilling longer laterals, both of which result in fewer required drilling pads, and by working with the various regulatory agencies, including the New Mexico Oil Conservation Division (the “NMOCD”) and the U.S. Department of Interior Bureau of Land Management (“BLM”), to obtain approval to commingle production from different wells into centralized tank batteries. We also take steps to ensure we conduct our operations in locations that minimize any potential disturbance to the habitats around which we operate. As part of that effort, we have entered into voluntary agreements with the U.S. Fish and Wildlife Service (the “USFWS”) and the Center of Excellence for Hazardous Materials Management to observe operational restrictions designed to protect certain wildlife. Additionally, for our federal locations and as otherwise warranted, we conduct wildlife, biology and archeology surveys and undertake reviews for caves, karsts and potential hydrology considerations.
During 2025, 97% of our gross operated oil production and 99% of our gross operated water production were connected to pipelines. In addition to the financial benefits to us and our stakeholders of connecting oil and produced water to pipelines, these pipeline connections have many other benefits, including the reduction in the number of trucks needed to transport the oil and produced water.

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
The states in which we operate require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration, development and production of oil and natural gas. The states in which we operate also have laws, rules and regulations addressing conservation of oil and natural gas and other matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, the regulation of well spacing and setbacks, the surface use and restoration of properties upon which wells are drilled, the prohibition, restriction or limitation of emissions, venting or flaring natural gas, the sourcing and disposal of water used and produced in the drilling and completion process, the seismicity that may be related to salt water disposal wells and the plugging and abandonment of wells. While not presently the case in the states in which we operate, some states restrict production to the market demand for oil and natural gas or prescribe ceiling prices for natural gas sold within their boundaries. Additionally, some regulatory agencies have, from time to time, imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below natural production capacity in order to conserve supplies of oil and natural gas. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction.
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
Oil and natural gas exploration and production activities on federal lands are also subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment of impacts that are “reasonably foreseeable” and have a “reasonably close causal relationship” to the agency action under review and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. The NEPA evaluation process at the Department of the Interior has followed regulations issued by the Council on Environmental Quality (“CEQ”) for many years. However, recent court rulings, including a 2024 decision by the United States Court of Appeals for the District of Columbia, have held that CEQ lacks legal authority to issue binding regulations governing the NEPA process. In addition, CEQ rescinded its NEPA regulations in February 2025, and as a result, each government agency impacted by NEPA is establishing its own processes and procedures. This process, including any additional requirements or procedures that may be included in the process or litigation over the sufficiency of the process, has the potential to delay or even halt development of future oil and natural gas projects subject to review under NEPA.
In 2019, 2020 and 2021, an environmental group filed multiple lawsuits in federal district courts in New Mexico and the District of Columbia challenging certain BLM lease sales, including lease sales in which we purchased leases in New Mexico (the “Lease Sale Litigation”). The Lease Sale Litigation challenged the BLM’s decision to hold the lease sales based on alleged defects in the NEPA reviews conducted in conjunction with those sales. These lawsuits were dismissed in 2021 and 2022. In connection with these dismissals, in February 2022, the BLM announced an internal policy of delaying approval of drilling permits associated with the leases that were subject to the Lease Sale Litigation, including the dismissed New Mexico case, while the BLM conducted additional NEPA analyses. In September 2025, the BLM issued a Supplemental NEPA Analysis, which has not yet been finalized, proposing to uphold the previously issued leases. The outcome of BLM’s NEPA review and any future litigation regarding the leases at issue and any related drilling permits is uncertain. In addition, in February 2023, the Tenth Circuit Court of Appeals ruled that certain BLM drilling permits for wells in the Chaco region of New Mexico were issued without adequate NEPA review, and BLM agreed to conduct additional NEPA analysis in response to this litigation. Each of these pending lawsuits and NEPA reviews, as well as any process changes that the BLM may implement in response, could delay lease sales and the approval of drilling permits, though the ultimate impact is uncertain.
In November 2022, the Environmental Protection Agency (the “EPA”) suggested increasing the value of the social cost of greenhouse gases from $51 per metric ton to $190 per metric ton, and in December 2023, the EPA used $190 per metric ton as the social cost of greenhouse gases in its final rule revising New Source Performance Standards (“NSPS”) and Emission Guidelines for greenhouse gas and volatile organic compound emissions in the oil and gas sector. As part of this final rulemaking, the EPA published a peer-reviewed report on the updated social cost of greenhouse gases estimates. However, in January 2025, the Trump administration revoked the Biden administration’s executive order regarding the social cost of greenhouse gases, withdrew the social cost of greenhouse gases estimates and directed the EPA administrator to consider issuing guidance eliminating the social cost of carbon calculation from any federal permitting or regulatory decision. In March 2025, the EPA administrator announced that the EPA is reconsidering the social cost of greenhouse gases estimates, and in May 2025, the White House Office of Management and Budget directed agencies to limit their consideration of greenhouse gas emissions only to that plainly required in their governing statutes. Future EPA rulemakings may reestablish the previous social cost of greenhouse gases estimates or incorporate new estimates developed in the future and potentially result in more stringent rules and regulations affecting the oil and gas sector.
On February 18, 2026, the EPA published a final rule rescinding its prior 2009 finding that six greenhouse gases in the atmosphere—carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride—may reasonably be anticipated to endanger public health and welfare under the Clean Air Act (the “CAA”), commonly known as the “Endangerment Finding,” which underpins the EPA’s regulation of greenhouse gas emissions. The rescission has been challenged in court, which could result in the rescission being stayed, overturned or limited in scope or effect. If the rescission remains in effect, the EPA may seek in the future to repeal or lessen the stringency of regulations affecting the oil and natural gas industry that are based, at least in part, on the Endangerment Finding. Further, it is possible that efforts to regulate greenhouse gases at the national level in the United States, which could include reconsidering the Endangerment Finding, could occur in the future. The ultimate outcome and long-term effect of the rescission of the Endangerment Finding, as well as its impact on regulation of the oil and natural gas industry, remains uncertain.
In April 2024, the BLM finalized a new rule designed to reduce natural gas waste through limitation of certain oil and natural gas production activities and the imposition of more stringent royalty obligations on natural gas that is “avoidably lost” during operations. Enforcement of the rule in Texas, North Dakota, Montana, Wyoming, and Utah was enjoined by the North Dakota federal district court, and the appeal of that injunction to the U.S. Court of Appeals for the Eighth Circuit has been held in abeyance since February 14, 2025. The Department of the Interior announced it is evaluating whether to suspend, revise, or rescind the 2024 waste rule, and in November 2025, announced that it will delay enforcement of provisions of the rule that had been scheduled to take effect in December 2025. The ultimate outcome of this process, including possible financial costs and any adverse impacts on our oil and natural gas operations, is uncertain.
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
Pipeline Regulation
Our sales of natural gas, as well as the revenues we receive from our sales, are affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of natural gas by pipelines are regulated by the Federal Energy Regulatory Commission (“FERC”) under the Natural Gas Act of 1938 (the “NGA”), as well as under Section 311 of the Natural Gas Policy Act of 1978 (the “NGPA”). Natural gas gathering facilities are exempt from the jurisdiction of FERC under section 1(b) of the NGA, and intrastate crude oil pipeline facilities are not subject to FERC’s jurisdiction under the Interstate Commerce Act (the “ICA”). State regulation of natural gas gathering facilities and intrastate crude oil pipeline facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements or complaint-based rate regulation. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. San Mateo’s crude oil gathering and transportation system in the Rustler Breaks asset area in Eddy County, New Mexico and the Greater Stebbins Area (the “Rustler Breaks Oil Pipeline System”), which includes approximately 70 miles of various diameter crude oil pipelines from origin points in Eddy County, New Mexico to an interconnect with Plains, is subject to FERC jurisdiction. Our crude oil gathering and transportation pipelines with origin points from Lea County, New Mexico to various interconnections with third parties (the “Trophy Pipeline System”) are also subject to FERC jurisdiction. We believe that the other crude oil pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as an intrastate facility not subject to FERC jurisdiction.
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
In addition, from time to time there has been a significant amount of discussion by legislators and presidential administrations concerning a variety of energy tax proposals at the federal level. Periodically, legislation is introduced to eliminate certain key U.S. federal income tax preferences currently available to oil and natural gas exploration and production companies. Such changes include (i) the repeal of the percentage depletion allowance for certain oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain U.S. production or manufacturing activities and (iv) the increase in the amortization period for geological and geophysical costs paid or incurred in connection with the exploration for, or development of, oil or natural gas within the United States. Any such changes in federal income tax law could eliminate or defer certain tax deductions within the industry that are currently available with respect to oil and natural gas exploration and development, and any such changes could negatively affect our financial condition, results of operations and cash flows.
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
In addition, a number of lawsuits have been filed in some states against others in our industry alleging that fluid injection or oil and natural gas extraction have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states, including New Mexico and Texas, have imposed additional regulatory or permitting requirements, including requirements regarding the permitting of salt water disposal wells or otherwise, to assess the relationship between seismicity and the use of such wells and, in some instances, allow the agency to modify, suspend, or terminate existing operating permits for disposal wells. The potential adoption of federal, state and local legislation and regulations intended to address induced seismicity in the areas in which we operate could restrict our drilling and production activities and our midstream operations, as well as our ability to dispose of produced water gathered from such activities, which could result in increased costs and additional operating restrictions or delays that could, in turn, materially impact our production volumes, revenues, reserves, cash flows and availability under our secured revolving credit facility (the “Credit Agreement”).
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
The process of hydraulic fracturing is typically regulated by state oil and natural gas commissions. Various policy makers, regulatory agencies and political candidates at the federal, state and local levels have proposed restrictions on hydraulic fracturing, including its outright prohibition. Restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are ultimately able to produce. Some states and localities have placed additional regulatory burdens upon hydraulic fracturing activities and, in some areas, severely restricted or prohibited those activities. For example, in recent years, various bills have been introduced in the New Mexico legislature to place a moratorium on, ban or otherwise restrict hydraulic fracturing, including prohibiting the injection of fresh water in such operations. In addition, separate and apart from the referenced potential connection between injection wells and seismicity, concerns have been raised that hydraulic fracturing activities may be correlated to induced seismicity. The scientific community and regulatory agencies at all levels are studying the possible linkage between oil and natural gas activity and induced seismicity, and some state regulatory agencies have modified their regulations or guidance to mitigate potential causes of induced seismicity. Hydraulic fracturing is generally exempted from federal regulation as underground injection (unless diesel is a component of the fracturing fluid) under the SDWA. If the exemption for hydraulic fracturing is removed from the SDWA, or if other legislation is enacted at the federal, state or local level imposing any restrictions on the use of hydraulic fracturing, this could have a material adverse impact on our financial condition, results of operations and cash flows. Additional burdens upon hydraulic fracturing, such as reporting or permitting requirements, would result in additional expense and delay in our operations. See “Risk Factors—Risks Related to Laws and Regulations—Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays” and “Risk Factors—Risks Related to Laws and Regulations—Approximately 33% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands.”

Environmental, Health and Safety Regulation
The exploration, development, production, gathering and processing of oil and natural gas are subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, drilling, completing and operating oil and natural gas wells, midstream facilities and produced water injection and disposal wells. Our activities are subject to a variety of environmental laws and regulations, including: the Oil Pollution Act of 1990 (the “OPA 90”), the Clean Water Act (the “CWA”), the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”), the CAA and the Occupational Safety and Health Act (“OSHA”), as well as comparable state statutes and regulations. We are also subject to regulations governing the handling, transportation, storage and disposal of wastes generated by our activities and naturally occurring radioactive materials (“NORM”) that may result from our oil and natural gas operations. Administrative, civil and criminal fines and penalties may be imposed for noncompliance with these environmental laws and regulations, and violations and liability with respect to these laws and regulations could also result in remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking some activities, may require notice to stakeholders of proposed and ongoing operations, limit or prohibit other activities because of protected wetlands, areas or species and require investigation and cleanup of pollution. These laws, rules and regulations may also restrict the production rate of oil and natural gas or limit the injection of produced water into disposal wells below the rates that would otherwise be possible. We expect to remain in compliance in all material respects with currently applicable environmental laws and regulations and do not expect that these laws and regulations will have a material adverse impact on us.
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
The CAA, as amended, restricts the emission of air pollutants from many sources, including oil and natural gas production. In addition, certain states have comparable legislation, which may be more restrictive than the CAA. These laws and any implementing regulations impose stringent air permit requirements and require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, or to use specific equipment or technologies to control emissions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations. On August 16, 2022, the IRA created the Methane Emissions Reduction Program to incentivize methane emission reductions and impose a waste emissions charge on greenhouse gas emissions from certain facilities that exceed specified emissions levels. However, the OBBBA delayed implementation of the waste emissions charges for the oil and gas industry until 2034. See “Risk Factors—Risks Related to Laws and Regulations—New regulations on all emissions from our operations could cause us to incur significant costs.”
Internationally, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the United States in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions (“NDC”), which set greenhouse gas emission reduction goals, every five years beginning in 2020. The United States exited the Paris Agreement in November 2020, but rejoined the agreement effective February 19, 2021. In April 2021, the United States made its NDC submittal, setting an emissions reduction goal of a 50 to 52% reduction from 2005 levels in economy-wide net greenhouse gas pollution in 2030. Further, in November 2021, the United States and other countries entered into the Glasgow Climate Pact, which included a range of measures designed to address climate change, including the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030 and cooperating toward the advancement of the development of alternative sources of energy. However, the Trump administration changed course on the United States’ participation in international climate initiatives. In January 2025, the Trump administration issued an executive order directing the U.S. Ambassador to the United Nations to immediately submit formal written notification of the U.S.’s withdrawal from the Paris Agreement and any agreement, pact, accord or similar commitment made under the United Nations Framework Convention on Climate Change, which would include the Glasgow Climate Pact, and the U.S. Ambassador to the United Nations has submitted formal notifications to the United Nations of such withdrawals. The withdrawal of the United States from the Paris Agreement took effect on January 27, 2026. Certain states, including New Mexico, joined the U.S. Climate Alliance and have issued regulations aimed at supporting the goals of the Paris Agreement.
In January 2019, New Mexico’s governor signed an executive order declaring that New Mexico would support the goals of the Paris Agreement by joining the U.S. Climate Alliance, a bipartisan coalition of governors committed to reducing greenhouse gas emissions consistent with the goals of the Paris Agreement. The stated objective of the executive order is to achieve a statewide reduction in greenhouse gas emissions of at least 45% by 2030 as compared to 2005 levels. The executive order also requires New Mexico regulatory agencies to create an “enforceable regulatory framework” to ensure methane emission reductions. The New Mexico Environment Department (“NMED”) and the NMOCD both issued regulations in response to the governor’s executive order, limiting some aspects of oil and gas operations in the state.
In January 2025, the NMED announced that, due to budget constraints, the NMED Cabinet Secretary will issue a temporary emergency rule to suspend deadlines to issue air permits. Air permits are required for the construction of new oil and gas production facilities or the modification of existing facilities in New Mexico. Whether this announcement will result in meaningful delays or cancellation of our permit applications is uncertain. Any interruption in our ability to timely obtain air permits could result in delays in or an inability to proceed with our development plans for our oil and natural gas operations.
Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, storage, transport, disposal, cleanup or operating requirements could materially adversely affect our operations and financial condition, as well as those of the oil and natural gas industry in general. For example, on March 8, 2024, the EPA issued a final rule to regulate emissions from oil and natural gas sources that includes NSPS to limit greenhouse gas and volatile organic compound emissions for new, modified or reconstructed sources, as well as emissions guidelines for states to follow when establishing plans to limit methane emissions from existing sources. On December 3, 2025, the EPA issued a final rule extending certain compliance deadlines in the March 8, 2024 rule. Additionally, on November 17, 2023, the EPA issued a final rule that enables states to implement more stringent methane emissions standards than the federal guidelines require. As another example, in April 2024, the EPA issued a final consent decree that established a December 10, 2024 deadline for the EPA to review and propose revisions to the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) for oil and natural gas production facilities and natural gas transmission and storage facilities, which may require us to make additional changes to our operations. The EPA has not yet proposed any such revisions.
On February 18, 2026, the EPA published a final rule rescinding the Endangerment Finding, which underpins the EPA’s regulation of greenhouse gas emissions. The rescission has been challenged in court, which could result in the rescission being stayed, overturned or limited in scope or effect. See “Regulation—Oil and Natural Gas Regulation” for additional information.
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
The Endangered Species Act (“ESA”) was established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. For example, when the USFWS issues a final rule listing a species as endangered or threatened, the USFWS must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in material restrictions on land use and may materially impact oil and natural gas development. Our oil and natural gas operations in certain of our operating areas could also be adversely affected by seasonal or permanent restrictions on drilling activity designed to protect certain wildlife in the Delaware Basin and other areas in which we operate and our ability to maximize production from our leases may be adversely impacted by these restrictions. See “Risk Factors—Risks Related to Laws and Regulations—We are subject to government regulation and liability, including complex environmental laws, which could require significant expenditures.”
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

Office Location
Our corporate headquarters are located at One Lincoln Centre, 5400 LBJ Freeway, Suite 1500, Dallas, Texas 75240.
Human Capital
At December 31, 2025, we had 483 full-time employees. We believe that our relationships with our employees are satisfactory. No employee is covered by a collective bargaining agreement. From time to time, we use the services of independent consultants and contractors to perform various professional services, including in the areas of geology and geophysics, land, production and midstream operations, construction, design, well site surveillance and supervision, permitting and environmental assessment, legal and income tax preparation and accounting services. Independent contractors, at our request, drill and complete all of our wells and usually perform field and on-site production operation services for us, including midstream services, facilities construction, pumping, maintenance, dispatching, inspection and testing. If significant opportunities for company growth arise and require additional management and professional expertise, we will seek to employ qualified individuals to fill positions where that expertise is necessary to develop those opportunities.
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
We encourage continuing education and study, requiring every employee to complete at least 40 hours of professional training annually. In 2025, for example, our employees completed approximately 26,800 hours of continuing education and study, equating to approximately 56 hours per employee. We also have a leadership program that fosters the development and growth of many of our staff with meetings and opportunities to enhance their leadership skills.
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
Available Information
Our Internet website address is www.matadorresources.com. We make available, free of charge, through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after providing such reports to the SEC. Also, the charters of our Audit Committee, Executive Committee, Nominating and Corporate Governance Committee and Strategic Planning and Compensation Committee, our Code of Ethics and Business Conduct for Officers, Directors and Employees and information regarding certain of our sustainability practices, investor presentations, press releases and shareholder communications are available through our website, and we also intend to disclose any amendments to our Code of Ethics and Business Conduct, or waivers to such code on behalf of our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, on our website. All of these corporate governance materials are available free of charge and in print to any shareholder who provides a written request to the Corporate Secretary at One Lincoln Centre, 5400 LBJ Freeway, Suite 1500, Dallas, Texas 75240. The contents of our website are not intended to be incorporated by reference into this Annual Report or any other report or document we file and any reference to our website is intended to be an inactive textual reference only.

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
•We cannot predict the impact of armed conflicts, including the ongoing military conflicts between Russia and Ukraine and in the Middle East.
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
•Approximately 39% of our total proved reserves at December 31, 2025 consisted of undeveloped and developed non-producing reserves, and those reserves may not ultimately be developed or produced.
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
•Dividend payments and repurchases of common stock are at the discretion of our Board of Directors and subject to numerous factors.
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
The prices we receive for the oil, natural gas and NGLs we produce heavily influence our revenue, profitability, cash flow available for capital expenditures, the repayment of debt, the payment of cash dividends, if any, the repurchase of our common stock, if any, access to capital, borrowing capacity under our Credit Agreement and future rate of growth. Oil, natural gas and NGLs are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil, natural gas and NGLs have been volatile and will likely continue to be volatile in the future. For the year ended December 31, 2025, oil prices averaged $64.73 per Bbl, as compared to $75.76 per Bbl in 2024, ranging from a high of $80.04 per Bbl in mid-January to a low of $55.27 per Bbl in mid-December, based upon the WTI oil futures contract price for the earliest delivery date. For the year ended December 31, 2025, natural gas prices averaged $3.62 per MMBtu, as compared to $2.40 per MMBtu in 2024, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. During 2025, natural gas prices ranged from a low of $2.70 per MMBtu in late August to a high of $5.29 per MMBtu in early December.
The prices we receive for our production, and the levels of our production, depend on numerous factors. These factors include the following:
•the domestic and foreign supply of, and demand for, oil, natural gas and NGLs;
•the actions of OPEC+ and state-controlled oil companies;
•the prices and availability of competitors’ supplies of oil, natural gas and NGLs;
•the price and quantity of foreign imports and exports;
•the impact of U.S. dollar exchange rates;
•domestic and foreign governmental regulations and taxes;
•speculative trading of, and other financial market conditions affecting, oil and natural gas futures contracts;
•the availability, proximity and capacity of gathering, processing and transportation systems for oil, natural gas and NGLs and gathering and disposal systems for produced water;
•the availability of refining capacity;
•the prices and availability of alternative fuel and energy sources;
•weather conditions and natural disasters, including floods, fires, tornadoes, droughts, hurricanes, tropical storms and severe cold weather;
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
•public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate oil, natural gas and NGL operations, including hydraulic fracturing, flaring, venting and produced water handling and disposal activities;
•the level of global oil, natural gas and NGL inventories and exploration and production activity;
•the impact of energy conservation efforts;
•technological advances affecting energy consumption;
•tariffs, trade restrictions and other supply chain constraints; and
•overall worldwide economic conditions.
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
Although inflation in the U.S. softened in 2024 and 2025, prices for many services, materials and equipment have remained elevated relative to pre-2022 levels. Since 2022, we have experienced significant increases in the costs of certain oilfield services, materials and equipment, including diesel, steel, labor, trucking, sand, personnel and completion costs, among others. Supply and demand fundamentals have been aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing military conflicts between Russia and Ukraine and in the Middle East, as well as related actions of the U.S. and other governments and governmental organizations relating to oil, natural gas and NGLs, including through sanctions, embargoes, import restrictions and commodity price caps. Should oil and natural gas prices increase, we expect to be subject to additional supply chain constraints and service cost inflation in future periods, which may increase our costs to drill, complete, equip and operate wells. In addition, supply chain disruptions and other inflationary pressures affecting the U.S. and global economy and the oil and natural gas industry may limit our ability to procure the necessary products and services we need for drilling, completing and producing wells in a timely and cost-effective manner, which could result in reduced margins and delays to our operations and could, in turn, have a material adverse effect on our business, financial condition, results of operations and cash flows.
We cannot predict the impact of armed conflicts, including the ongoing military conflicts between Russia and Ukraine and in the Middle East, and the related humanitarian crises on the global economy, energy markets, geopolitical stability and our business.
Although our leasehold acreage is located primarily in the Delaware Basin, the occurrence or threat of terrorist attacks in the U.S. or any of the major energy producing regions of the world or elsewhere, anti-terrorist efforts and other armed conflicts involving the U.S. or other countries, including the conflicts between Russia and Ukraine and in the Middle East, which may include further sanctions, embargoes, export controls, supply chain disruptions, regional instability and geopolitical shifts, may have adverse effects on global macroeconomic conditions, increase volatility in the price and demand for oil and natural gas, increase exposure to cyberattacks (including cyberattacks targeting energy and pipeline infrastructure), cause disruptions in global supply chains, increase transportation and insurance costs, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. Additionally, destructive forms of protest and opposition by extremists and other disruptions, including acts of sabotage or eco-terrorism, against oil and natural gas activities could potentially result in personal injury to persons, damages to property, natural resources or the environment, or lead to extended interruptions of our or our customers’ operations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and gas. Oil and gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our or our customers’ operations is destroyed or damaged. Expenses related to security and costs for insurance may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all. We cannot predict the extent of these events’ effects on our business and results of operations as well as on the global economy and energy markets.
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
•the prices at which we sell our production and prevailing basis differentials;
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
In addition, the possible occurrence of future events, such as decreases in the prices of oil and natural gas, or extended periods of such decreased prices, terrorist attacks, wars or combat peace-keeping missions, financial market disruptions, failures of banks, general economic recessions, oil and natural gas industry recessions, oil and natural gas company bankruptcies, accounting scandals, overstated reserves estimates by public oil companies and disruptions in the financial and capital markets, has caused financial institutions, credit rating agencies and the public to more closely review the financial statements, capital structures and spending and earnings of public companies, including energy companies. Such events have constrained the capital available to the energy industry in the past, and such events or similar events could adversely affect our access to funding for our operations in the future.
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
Approximately 39% of our total proved reserves at December 31, 2025 consisted of undeveloped and developed non-producing reserves, and those reserves may not ultimately be developed or produced.
At December 31, 2025, approximately 39% of our total proved reserves were undeveloped and less than 1% of our total proved reserves were developed non-producing. Our undeveloped and/or developed non-producing reserves may never be developed or produced, or such reserves may not be developed or produced within the time periods we have projected or at the costs we have estimated. SEC rules require that, subject to limited exceptions, proved undeveloped reserves may only be booked if they are related to wells scheduled to be drilled within five years after the date of booking. Delays in the development of our reserves or increases in costs to drill and develop such reserves would reduce the present value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves, resulting in some projects becoming uneconomical and reducing our total proved reserves. In addition, delays in the development of reserves or declines in the oil and/or natural gas prices used to estimate proved reserves in the future could cause us to have to reclassify a portion of our proved reserves as unproved reserves. Any reduction in our proved reserves caused by the reclassification of undeveloped or developed non-producing reserves could materially affect our business, financial condition, results of operations and cash flows.
Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition, results of operations and cash flows.
The rate of production from our oil and natural gas properties declines as our reserves are depleted. Our future oil and natural gas reserves and production and, therefore, our income and cash flow are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional oil and natural gas producing properties. We are currently focusing on developing our assets in the Delaware Basin, an area with intense competition and industry activity. As a result of this activity, we may have difficulty growing our current production, acquiring new properties or securing necessary services and labor in this area and may experience such difficulty in other areas in the future. During periods of low oil and/or natural gas prices, existing reserves may no longer be economic, and it will become more difficult to raise the capital necessary to finance expansion activities. If we are unable to replace our current and future production, our reserves will decrease, and our business, financial condition, results of operations and cash flows would be adversely affected.
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
Furthermore, there may be times when we have not hedged our production when, in retrospect, it would have been advisable to do so. Decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. We may employ hedging strategies in the future that differ from those that we have used in the past, and neither the continued application of our current strategies nor our use of different hedging strategies may be successful. See Note 12 to the consolidated financial statements in this Annual Report for a summary of our open derivative financial instruments at December 31, 2025.
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
Although the completion of additional oil and natural gas pipeline capacity from West Texas to the Texas Gulf Coast and other end markets improved these price differentials in the latter part of 2024 and early in 2025, these price differentials for natural gas remain wide and could widen further in future periods. Should we experience future periods of negative pricing for natural gas as we have experienced historically, including in 2024 and 2025, we may again temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results.
A component of our growth has come, and may continue to come, through acquisitions, and our failure to identify, complete or integrate future acquisitions successfully could reduce our earnings and hamper our growth.
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
•not realizing anticipated operating synergies; and
•potential environmental issues, unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with such acquisitions.
Furthermore, our decision to acquire properties that are substantially different in operating or geologic characteristics or geographic locations from areas with which our staff is familiar may impact our productivity in such areas and may require additional investments in personnel and infrastructure. Our financial condition, results of operations and cash flows may fluctuate significantly from period to period as a result of the completion of significant acquisitions during particular periods.
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
If an examination of the title history of a property that we have purchased reveals oil and natural gas leases or mineral interests were purchased in error from a person who is not the owner of such interests or if the property has other title deficiencies, our interest would likely be worth less than what we paid or may be worthless. In such an instance, all or part of the amount paid for such oil and natural gas lease or mineral interest, as well as all or part of any royalties paid pursuant to the terms of the lease prior to the discovery of the title defect, would be lost.
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
If our cash flows and capital resources are insufficient to fund debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, cease the payment of any dividends to our shareholders, seek additional capital or restructure or refinance indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets, the syndicated bank market and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. Our Credit Agreement, the San Mateo Credit Facility and the indentures governing our outstanding senior notes currently restrict our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet scheduled debt service obligations, which could have a material adverse effect on our financial condition and results of operations.
We may incur additional indebtedness, which could reduce our financial flexibility, increase interest expense and adversely impact our operations and our unit costs.
As of February 24, 2026, the maximum facility amount under the Credit Agreement was $3.50 billion, the borrowing base was $3.25 billion and our elected borrowing commitment was $2.25 billion. Borrowings under the Credit Agreement are limited to the lowest of the borrowing base, the maximum facility amount and the elected borrowing commitment (subject to compliance with the covenants noted below). As of February 24, 2026, we had available borrowing capacity of approximately $1.88 billion under our Credit Agreement (after giving effect to outstanding letters of credit and subject to our compliance with the covenants noted below).
As of February 24, 2026, the facility amount under the San Mateo Credit Facility was $1.10 billion, and San Mateo had available borrowing capacity of approximately $296.6 million (after giving effect to outstanding letters of credit and subject to San Mateo’s compliance with the covenants noted below). The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in the commitments of the lenders to up to $1.35 billion.
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
Our earnings are exposed to interest rate risk associated with borrowings under our Credit Agreement and the San Mateo Credit Facility. Borrowings under the Credit Agreement may be in the form of a base rate loan or a loan based on the secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”). If we borrow funds as a base rate loan, such borrowings will bear interest at a rate equal to the greatest of (i) the prime rate for such day, (ii) the Overnight Bank Funding Rate (as defined in the Credit Agreement) on such day, plus 0.50%, and (iii) the Daily Simple SOFR (as defined in the Credit Agreement) on such day, plus 1.00%, plus, in each case, an amount ranging from 0.75% to 1.75% depending on the level of borrowings under the Credit Agreement. If we borrow funds as a SOFR loan, such borrowings will bear interest at a rate equal to (x) Term SOFR (as defined in the Credit Agreement) for the chosen interest period plus (y) an amount ranging from 1.75% to 2.75% depending on the level of borrowings under the Credit Agreement. If we have outstanding borrowings under our Credit Agreement and interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.
Similarly, borrowings under the San Mateo Credit Facility may be in the form of a base rate loan or a SOFR loan. If San Mateo borrows funds as a base rate loan, such borrowings will bear interest at a rate equal to the greatest of (i) the prime rate for such day, (ii) the Federal Funds Effective Rate (as defined in the San Mateo Credit Facility) on such day, plus 0.50% and (iii) Term SOFR (as defined in the San Mateo Credit Facility) for a one month tenor, plus 1.00% plus, in each case, an amount ranging from 1.00% to 2.00% depending on San Mateo’s Consolidated Total Leverage Ratio (as defined in the San Mateo Credit Facility). If San Mateo borrows funds as a SOFR loan, such borrowings will bear interest at a rate equal to (x) Term SOFR for the chosen interest period plus (y) an amount ranging from 2.00% to 3.00% depending on San Mateo’s Consolidated Total Leverage Ratio. The applicable margin for base rate loans and SOFR loans under the San Mateo Credit Facility will be decreased by 0.25% in the event of a Notes Offering (as defined in the San Mateo Credit Facility) or a Qualified IPO (as defined in the San Mateo Credit Facility). If San Mateo has outstanding borrowings under the San Mateo Credit Facility and interest rates increase, so will San Mateo’s interest costs, which may have a material adverse effect on San Mateo’s results of operations and financial condition.
Our Credit Agreement and the San Mateo Credit Facility have floating rates tied to SOFR or other interest rate benchmarks that generally increase or decrease alongside changes in the federal funds rates. As a result, interest expense on our existing floating rate debt rose during 2022 and 2023 as the Federal Reserve increased interest rates, and our interest expense remained high during 2024. In 2025, the Federal Reserve lowered interest rates three times, resulting in decreased interest expense on our existing floating rate debt in 2025. In addition, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly.
The terms of the agreements governing our outstanding indebtedness may restrict our current and future operations, particularly our ability to respond to changes in business or to take certain actions.
Our Credit Agreement, the San Mateo Credit Facility and the indentures governing our senior notes contain, and any future indebtedness we or San Mateo incur will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our and San Mateo’s ability to engage in acts that may be in our best long-term interest. One or more of these agreements include covenants that restrict our or San Mateo’s ability to, among other things:
•incur or guarantee additional debt or issue certain types of preferred stock;
•declare or pay dividends or distributions or redeem, repurchase or retire our capital stock or subordinated indebtedness;
•transfer or sell assets;
•make certain investments, loans and acquisitions;
•create or incur certain liens;
•change the nature of our business;
•become subject to FERC regulatory authority;
•enter into agreements that restrict dividends or other payments from our Restricted Subsidiaries (as defined in the indentures governing our outstanding senior notes) to us;
•consolidate, merge or transfer all or substantially all of our assets;
•engage in transactions with affiliates;
•enter into certain hedging agreements; and
•create unrestricted subsidiaries.
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
In addition, a change in control (as defined in the Credit Agreement, the San Mateo Credit Facility and the indentures governing our senior notes) could result in an event of default or prepayment event under the applicable debt instrument, which could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition, or other opportunities.
Upon the occurrence of an event of default, all amounts outstanding under the applicable debt agreements could be declared to be immediately due and payable, all applicable commitments to extend further credit could be terminated and the lenders under such debt agreements could seek to foreclose on any liens securing such debt. If indebtedness under our Credit Agreement, the San Mateo Credit Facility or the indentures governing our outstanding senior notes is accelerated, there can be no assurance that we will have sufficient assets to repay such indebtedness. The operating and financial restrictions and covenants in these debt agreements and any future debt agreements could materially adversely affect our ability to finance future operations or capital needs or to engage in other business activities.
Our credit rating may be downgraded, which could reduce our financial flexibility, increase interest expense and adversely impact our operations.
As of February 24, 2026, our corporate credit ratings from S&P Global Ratings, Moody’s Investors Service and Fitch Ratings were “BB-,” “Ba3” and “BB,” respectively. We cannot guarantee you that our credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. For example, in March 2020, our corporate credit ratings from S&P Global Ratings and Moody’s Investors Services were downgraded in connection with a sudden decline in oil prices in early 2020, although those ratings were subsequently upgraded. Any future downgrade could increase the cost of any indebtedness incurred in the future.
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
The payment of dividends and the repurchase of shares of our common stock will be at the discretion of our Board of Directors and subject to numerous factors.
In each of the first, second and third quarters of 2025, our Board declared quarterly cash dividends of $0.3125 per share of common stock. In October 2025, the Board amended our dividend policy to increase the quarterly dividend to $0.375 per share of common stock and also declared a quarterly cash dividend of $0.375 per share of common stock. In February 2026, the Board declared a quarterly cash dividend of $0.375 per share of common stock payable on March 10, 2026 to shareholders of record as of February 27, 2026. We intend to continue to pay a quarterly dividend in the future pursuant to the dividend policy adopted by our Board. However, the payment and amount of future dividend payments, if any, are subject to declaration by our Board. Such payments will depend on, among other things, our available cash, earnings, financial condition, capital requirements, level of indebtedness, stock price, statutory and contractual restrictions applicable to the payment of dividends and other considerations that our Board deems relevant. Cash dividend payments in the future may only be made out of legally available funds, and, if we experience substantial losses, such funds may not be available.
In April 2025, the Board approved the Share Repurchase Program authorizing the repurchase of up to $400.0 million of common stock. However, the timing and number of shares that we may repurchase under the Share Repurchase Program is subject to a variety of factors, including our stock price, market conditions, trading volume and other uses for our free cash flow. There can be no assurance regarding the exact number of shares to be repurchased by us, if any. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice, and the Share Repurchase Program does not obligate us to acquire any amount of common stock.
In addition, certain covenants in our Credit Agreement and the indentures governing our outstanding senior notes may limit our ability to pay dividends or repurchase shares of our common stock. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment, and there is no guarantee that the price of our common stock will exceed the price you paid. We are under no obligation to make dividend payments on, or repurchase shares of, our common stock and may cease such payments or repurchases at any time in the future. Any elimination of or downward revision in our dividend payout or Share Repurchase Program could have a material adverse effect on our stock price.

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

Each of these risks is magnified in wells with longer laterals. In 2025, the average completed lateral length for operated wells turned to sales was approximately 10,400 feet. If we do not drill productive and profitable wells in the future, our business, financial condition, results of operations, cash flows and reserves could be materially and adversely affected.
Our operations are subject to operational hazards and risks, which could result in significant damages and the loss of revenue.
There are numerous operational hazards inherent in oil and natural gas exploration, development, production, gathering, transportation and processing, including:
•natural disasters;
•adverse weather conditions, including floods, fires, tornadoes, droughts, hurricanes, tropical storms and severe cold weather;
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
Furthermore, our operations may be subject to curtailment due to seismic events. In 2021, the NMOCD established a statewide induced seismicity mitigation and response framework in response to seismic events in New Mexico. These protocols require enhanced reporting and varying levels of curtailment of injection rates for salt water disposal wells, including potentially shutting in wells, in the area of seismic events based on the magnitude, timing and proximity to the seismic event. If a seismic event were to occur in the area of our operations, the salt water disposal wells that we deliver to or operate may be shut in or curtailed, which may result in increased expenses or the curtailment of our oil and natural gas production. In addition, if such a seismic event occurred in the area of the Company’s or San Mateo’s operations, the Company or San Mateo may be required to shut in or curtail the volumes disposed in its salt water disposal wells. Previous seismic events have required the Company and San Mateo to curtail injection volumes and have increased reporting requirements for affected salt water disposal wells. Any such further events could adversely impact our and San Mateo’s revenues and cash flows.
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
Insurance against all operational risks is not available to us. We are not fully insured against all risks, including development and completion risks that are generally not recoverable from third parties or insurance. Pollution and environmental risks generally are not fully insurable. In addition, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable prices or on commercially reasonable terms. Changes in the insurance markets due to various factors may make it more difficult for us to obtain certain types of coverage in the future. As a result, we may not be able to obtain the levels or types of insurance we would have otherwise obtained prior to these market changes, and the insurance coverage we do obtain may not cover certain hazards or all potential losses that are currently covered, and may be subject to large deductibles. Additionally, the proceeds of any such insurance may not be received in a timely manner. Losses and liabilities from uninsured and underinsured events and delays in the payment of insurance proceeds could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Because our reserves and production are concentrated in a few core areas, problems with production in and markets for a particular area could have a material impact on our business.
Almost all of our current oil and natural gas production and our proved reserves are attributable to our properties in the Delaware Basin in Southeast New Mexico and West Texas and the Haynesville shale in Northwest Louisiana. In recent years, the Delaware Basin has become an area of increasing focus for us, and approximately 98% of our total oil and natural gas production for 2025 was attributable to our properties in the Delaware Basin. Since 2016, the vast majority of our capital expenditures have been allocated to the Delaware Basin. We expect that substantially all of our capital expenditures in 2026 will continue to be in the Delaware Basin, with the exception of amounts allocated to limited operations and certain non-operated well opportunities in our Haynesville shale position.
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
Our operations may also be adversely affected by weather conditions and events such as floods, fires, tornadoes, droughts, hurricanes, tropical storms and severe cold weather, resulting in delays in drilling and completions, damage to facilities and equipment and the inability to receive equipment or access personnel and products at affected job sites in a timely manner. For example, in recent years, the Delaware Basin has experienced periods of severe winter weather that impacted many operators. In particular, weather conditions and freezing temperatures have resulted in shut-ins of producing wells, power outages, curtailments in trucking, delays in drilling and completion of wells and other production constraints. Certain areas of the Delaware Basin have also experienced periods of severe flooding that impacted our operations as well as many other operators in the area, resulting in delays in drilling, completing and initiating production on certain wells. As we continue to focus our operations on the Delaware Basin, we may increasingly face these and other challenges posed by severe weather.
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
Shortages or the high cost of drilling rigs, completion equipment and services, drill pipe, casing and other tubular goods, personnel or supplies, including sand and other proppants, could delay or adversely affect our operations. When drilling activity in the United States or a particular operating area increases, associated costs typically also increase, including those costs related to drilling rigs, equipment, supplies, drill pipe, casing and other tubular goods, including sand and other proppants, and personnel and the services and products of other industry vendors. These costs may increase, and necessary equipment, supplies and services may become unavailable to us at economical prices. Should this increase in costs occur, we may delay drilling or completion activities, which may limit our ability to establish and replace reserves, or we may incur these higher costs, which may negatively affect our business, financial condition, results of operations and cash flows. In addition, should oil and natural gas prices decline, third-party service providers may face financial difficulties and be unable to provide services. A reduction in the number of service providers available to us may negatively impact our ability to retain qualified service providers, or obtain such services at costs acceptable to us. Further, supply chain disruptions, tariffs and trade restrictions and other inflationary pressures affecting the United States and global economy and the oil and natural gas industry may limit our ability to procure the necessary products and services for drilling and completing wells in a timely and cost effective manner, which could result in reduced margins and delays in our drilling and completion activities which, in turn, could adversely affect our business, financial condition, results of operations and cash flows.
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
From time to time, we, through San Mateo or otherwise, plan and construct midstream projects, some of which may take a number of months before commercial operation, such as construction of oil, natural gas and produced water gathering or transportation systems, construction of natural gas processing plants, drilling of commercial salt water disposal wells and construction of related facilities. These projects are complex and subject to a number of factors beyond our control, including delays from third-party landowners, the permitting process, government and regulatory approval, compliance with laws, unavailability of materials, labor disruptions, environmental hazards, financing, accidents, weather and other factors. Any delay in the completion of these projects could have a material adverse effect on our business, results of operations, liquidity, financial condition and the ability of San Mateo to attract third-party customers. The construction of produced water disposal facilities, pipelines and gathering and processing facilities requires the expenditure of significant amounts of capital, which may exceed our estimated costs. Estimating the timing and expenditures related to these development projects is very complex and subject to variables that can significantly increase expected costs. Additionally, financing for these development projects may not be available on economically acceptable terms or at all. Should the actual costs of these projects exceed our estimates, our liquidity and financial condition could be adversely affected. This level of development activity requires significant effort from our management and technical personnel and places additional requirements on our financial resources and internal financial controls. We may not have the ability to attract and/or retain the necessary number of personnel with the skills required to bring complicated projects to successful conclusions.
Moreover, our revenues may not increase immediately, or at all, upon the expenditure of funds on a particular project. For instance, if we or San Mateo build additional gathering assets, the construction may occur over an extended period of time and we may not receive any material increases in revenues until the project is completed or at all. We or San Mateo may construct facilities to capture anticipated future production growth from our customers in an area where such growth does not materialize. As a result, new midstream assets may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our financial condition and results of operations.
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
At December 31, 2025, we had leasehold interests in approximately 37,900 net acres across all of our areas of interest that are not currently held by production and are subject to leases with primary or renewed terms that expire prior to 2031. Unless we establish and maintain production, generally in paying quantities, on units containing these leases during their terms or we renew such leases, these leases will expire. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. In addition, on certain portions of our acreage, third-party leases, or top leases, may have been taken and could become immediately effective if our leases expire. If our leases expire or we are unable to renew such leases, we will lose our right to develop the related properties. As such, our actual drilling activities may materially differ from our current expectations, which could adversely affect our business, financial condition, results of operations and cash flows.
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
We derive most of our revenues from the sale of our oil, natural gas and NGLs to unaffiliated third-party purchasers, independent marketing companies and midstream companies. We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. For each of the years ended December 31, 2025, 2024 and 2023, we had three significant purchasers that collectively accounted for approximately 72%, 79% and 76%, respectively, of our total oil, natural gas and NGL revenues. We cannot ensure that we will continue to have ready access to suitable markets for our future production. If we lost one or more of these customers and were unable to sell our production to other customers on terms we consider acceptable, it could materially and adversely affect our business, financial condition, results of operations and cash flows. Furthermore, we cannot predict the extent to which counterparties’ businesses would be impacted if oil and natural gas prices decline, such prices remain depressed for a sustained period of time or other conditions in our industry were to deteriorate. Any delays in payments from our purchasers caused by financial problems encountered by them could have an immediate negative effect on our results of operations and cash flows.
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
The disruption of our own or third-party facilities due to maintenance, weather or other factors could negatively impact our ability to market and deliver our oil, natural gas and NGLs. If our costs to access and transport on these pipelines significantly increase, our profitability could be reduced. Third parties control when or if their facilities are restored and what prices will be charged. In the past, we have experienced pipeline and natural gas processing interruptions and capacity and infrastructure constraints associated with natural gas production. While we have entered into natural gas processing, treating, compression and transportation agreements covering the anticipated natural gas production from a significant portion of our Delaware Basin acreage in Southeast New Mexico and West Texas, no assurance can be given that these agreements will alleviate these issues completely, and we may be required to pay deficiency payments under such agreements if we do not meet the gathering or processing commitments, as applicable. For example, in the fourth quarter of 2025, we experienced temporary oil and natural gas pipeline and processing interruptions due to maintenance and constraints that are estimated to have resulted in approximately 3,600 BOE per day of less production. We may experience similar interruptions and processing capacity constraints in the future as we continue to explore and develop our Wolfcamp, Bone Spring and other liquids-rich plays in the Delaware Basin. If we were required to shut in our production for long periods of time due to pipeline interruptions or lack of processing facilities or capacity of these facilities, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
From time to time, we have entered into and may in the future enter into certain oil, natural gas or produced water gathering, treating, compression or transportation agreements, natural gas processing agreements, NGL transportation agreements, produced water disposal agreements or similar commercial arrangements with midstream companies, including San Mateo and its subsidiaries. Certain of these agreements require us to meet minimum volume commitments, often regardless of actual throughput. Reductions in our drilling activity could result in insufficient production to fulfill our obligations under these agreements. As of December 31, 2025, our long-term contractual obligations under agreements with minimum volume commitments totaled approximately $3.06 billion over the terms of the agreements. If we have insufficient production to meet the minimum volume commitments under any of these agreements, our cash flow from operations will be reduced, which may require us to reduce or delay our planned investments and capital expenditures or seek alternative means of financing, all of which may have a material adverse effect on our results of operations.
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
We do not own all of the land on which our midstream assets are located, and we are therefore subject to the possibility of more onerous terms and/or increased costs or royalties to retain necessary land access if we do not have valid rights-of-way or leases or if such rights-of-way or leases lapse or terminate. We sometimes obtain the rights to construct and operate our midstream assets on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts, leases or otherwise, could cause us to cease operations on the affected land or find alternative locations for our operations at increased costs, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We are not the operator on some of our properties in Northwest Louisiana, particularly in the Haynesville shale. We also have other non-operated acreage positions in Southeast New Mexico and West Texas. Because we are not the operator for these properties, our ability to exercise influence over the operations of these properties or their associated costs is limited. Our dependence on the operators and other working interest owners of these projects and our limited ability to influence operations and associated costs, or control the risks, could materially and adversely affect the drilling results, reserves and future cash flows from these properties. The success and timing of our drilling and development activities on properties operated by others therefore depends upon a number of factors, including:
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
At December 31, 2025, Matador held approximately 212,500 net leasehold and mineral acres in the Delaware Basin, primarily in Eddy and Lea Counties, New Mexico and in Loving, Ward and Winkler Counties, Texas, of which approximately 70,900 net acres, or about 33%, was on federal lands administered by the BLM. In addition to permits issued by state and local authorities, oil and natural gas activities on federal lands also require permits from the BLM. Permitting for oil and natural gas activities on federal lands can take significantly longer than the permitting process for oil and natural gas activities not located on federal lands. In addition, government disruptions, such as a shutdown of the U.S. federal government resulting from the failure to pass budget appropriations, adopt continuing funding resolutions or raise the debt ceiling, could delay or halt the granting and renewal of such permits or other licenses, approvals or certificates required to conduct our operations. Delays in obtaining necessary permits or other approvals can disrupt our operations and have a material adverse effect on our business. BLM leases contain relatively standardized terms and require compliance with detailed regulations and orders, which are subject to change. These operations are also subject to BLM rules regarding engineering and construction specifications for production facilities, ability to commingle production, safety procedures, the valuation of production, the payment of royalties, the removal of facilities, the posting of bonds, hydraulic fracturing, the control of air emissions and other areas of environmental protection. These rules could result in increased compliance costs for our operations, which in turn could have a material adverse effect on our business and results of operations. Under certain circumstances, the BLM may require our operations on federal leases to be suspended or terminated. In addition, litigation related to leasing and permitting of federal lands could also restrict, delay or limit our ability to conduct operations on our federal leasehold or acquire additional federal leasehold. At the federal level, various policy makers, regulatory agencies and political candidates have also proposed restrictions on hydraulic fracturing, including its outright prohibition. It is possible that any such restrictions on hydraulic fracturing may particularly target activity on federal lands. Any federal legislation, regulations or orders intended to limit or restrict oil and natural gas operations on federal lands, if enacted, could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Oil and natural gas exploration and production activities on federal lands are also subject to NEPA, which requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. This process, including any additional requirements that may be implemented due to, or litigation regarding, the process, has the potential to delay or even halt development of future oil and natural gas projects subject to review under NEPA. See “Business—Regulation—Oil and Natural Gas Regulation.”
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
Part of the regulatory environment in which we operate includes, in some cases, federal requirements for obtaining environmental assessments, environmental impact statements and/or plans of development before commencing exploration and production or midstream activities. Oil and natural gas operations in certain of our operating areas can be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect migratory birds or various threatened or endangered species. For example, our participation in candidate conservation agreements or the USFWS’s designation of previously unprotected species as threatened or endangered species could prohibit drilling or other operations in certain of our operating areas, cause us to incur increased costs arising from species protection measures or result in limitations on our exploration and production and midstream activities, each of which could have a material adverse impact on our business, financial condition, results of operations and cash flows. See “Business—Regulation.”
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
Our federal and state income tax liabilities in 2026 and subsequent years will be dependent upon a variety of factors that will impact our taxable income, including oil and natural gas prices, allowable deductions and any legislative changes thereon, in addition to any tax credits generated that would offset tax liabilities in future periods.
Additionally, U.S. federal income tax law provides for a 15% corporate minimum income tax for certain corporations with more than $1 billion in average adjusted financial statement income for the three-year tax period ending before the corporation’s current tax year. The impact of the 15% corporate minimum tax will depend on our results of operations each year. We do not expect such minimum tax to have any immediate material impact.
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
State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for produced water disposal and the increased occurrence of seismic activity. When caused by human activity, such events are called “induced seismicity.” Regulatory agencies at all levels are continuing to study the possible link between oil and natural gas activity and induced seismicity. In addition, a number of lawsuits have been filed in some states against others in our industry alleging that fluid injection or oil and natural gas extraction have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states, including New Mexico and Texas, have imposed additional regulatory or permitting requirements, including requirements regarding the permitting of salt water disposal wells or otherwise, to assess the relationship between seismicity and the use of such wells and have modified their regulations or guidance to mitigate potential causes of induced seismicity. See “Business—Regulation—Underground Injection and Hydraulic Fracturing.”
Increased seismicity in areas in which we operate could result in additional regulation and restrictions on the use of injection wells by us or by third parties whom we may contract with to dispose of produced water. Additional regulation and attention given to induced seismicity could also lead to greater opposition, including litigation, to oil and natural gas activities. Any one or more of these developments may result in operational delays, increase our operating and compliance costs or otherwise adversely affect our operations. We and San Mateo dispose of large volumes of produced water gathered from our and third parties’ drilling and production operations by injecting it into wells pursuant to permits issued to us by governmental authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in curtailment of injection operations, the imposition of more stringent operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such gathering or disposal activities. The adoption and implementation of any new laws or regulations that restrict our ability to dispose of produced water gathered from drilling and production activities could adversely impact our business, cash flows and results of operations and could decrease our and San Mateo’s revenues and result in increased costs and additional operating restrictions or delays.
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
We believe it is likely that scientific, public and political attention to issues concerning the extent, causes of and responsibility for climate change will continue, with the potential for further regulations and litigation that could affect our operations. Our operations result in greenhouse gas emissions. While the Trump administration has rolled back many regulations and findings related to greenhouse gas emissions and their effects on public health and welfare, a future administration may seek to impose new legislation or rules related to greenhouse gas emissions that could impact our operations. Further, various states have considered or adopted legislation that seeks to control or reduce emissions of greenhouse gases from a wide range of sources. In addition, the United States has at times been a party to certain international agreements, pacts and other commitments designed to address climate change and reduce greenhouse gas emissions, including the Paris Agreement and the Glasgow Climate Pact. For further discussion of these international commitments, see “Business—Regulation—Environmental, Health and Safety Regulation.”
On August 16, 2022, the IRA created the Methane Emissions Reduction Program to incentivize methane emission reductions and, for the first time ever, impose a waste emissions charge on greenhouse gas emissions from certain facilities that exceed specified emissions levels. However, the OBBBA delayed implementation of the waste emissions charges for the oil and gas industry until 2034. The EPA has begun adopting and implementing a suite of regulations to restrict greenhouse gas emissions under existing provisions of the CAA and the authority of the IRA. In addition, some states, including New Mexico, have implemented rules and regulations relating to greenhouse gas emissions. For further discussion of these federal and state regulations, see “Business—Regulation—Environmental, Health and Safety Regulation.”
In a 2010 interpretative guidance on climate change disclosures, the SEC indicated that climate change could have an effect on the severity of weather (including hurricanes, droughts, floods and freezes), sea levels, the arability of farmland and water availability and quality. If such effects were to occur, there is the potential for our exploration and production operations to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low-lying areas, disruption of our production, less efficient or non-routine operating practices necessitated by climate effects, impacts on our workforce, supply chain or distribution chain and increased costs for, or difficulty procuring consistent levels of, insurance coverage in the aftermath of such effects. Any future exploration and development activities and equipment could also be adversely affected by severe weather conditions, such as floods, fires, tornadoes, droughts, hurricanes, tropical storms or severe cold weather, which may cause a loss of production from temporary cessation of activity from regional power outages or lost or damaged facilities and equipment. Such severe weather conditions could also impact access to our drilling and production facilities for routine operations, maintenance and repairs and the availability of and our access to, necessary third-party services, such as gathering, processing, compression and transportation services. These constraints and the resulting shortages or high costs could delay or temporarily halt our operations and materially increase our operation and capital costs, which could have a material adverse effect on our business, financial condition and results of operations. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by us or other midstream companies, service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change. In addition, our hydraulic fracturing operations require large amounts of water. See “—Risks Related to our Operations—If we are unable to acquire adequate supplies of water for our drilling and hydraulic fracturing operations or are unable to dispose of the water we use at a reasonable cost and pursuant to applicable environmental rules, our ability to produce oil and natural gas commercially and in commercial quantities could be impaired.” Should climate change or other drought conditions occur, our ability to obtain water of a sufficient quality and quantity could be impacted and in turn, our ability to perform hydraulic fracturing operations could be restricted or made more costly.
Legislative and regulatory initiatives related to climate change and greenhouse gas emissions could, and in all likelihood would, require us to incur increased operating costs adversely affecting our profits, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce, depressing the prices we receive for oil and natural gas. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have a material adverse effect on our business, financial condition and results of operations. Additionally, the threat of climate change has resulted in increasing political risk in the United States as various policy makers, regulatory agencies and political candidates at the federal, state and local levels have at times proposed bans of new leases for production of minerals on federal properties and various restrictions on hydraulic fracturing, including its outright prohibition. Should these or other limitations or prohibitions be imposed or continue to be applied, our oil and natural gas operations on federal lands could be adversely impacted.
Various policy makers, regulatory agencies and political candidates at the federal, state and local levels have identified climate change as a priority, and new executive orders, regulatory action and/or legislation targeting greenhouse gas emissions, promoting energy efficiency or the development and consumption of alternative forms of energy or prohibiting or restricting oil and natural gas development activities in certain areas, have been, or may in the future be, proposed and/or promulgated. While the Trump administration has revoked multiple Biden administration executive orders and rules regarding climate change, a future administration, or a state or local government, may impose new restrictions related to climate change and greenhouse gas emissions. For further discussion of these executive orders and other legislative and regulatory developments regarding climate change, see “Business—Regulation—Oil and Natural Gas Regulation.”
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
On March 6, 2024, the SEC adopted new rules that would require significantly expanded climate-related disclosures in SEC filings, including certain climate-related risks, climate-related metrics and greenhouse gas emissions, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements (the “SEC Climate Disclosure Rules”). The SEC Climate Disclosure Rules included certain phase-in compliance dates for disclosure of material Scope 1 and 2 greenhouse gas emissions. Litigation challenging the SEC Climate Disclosure Rules was filed by multiple parties in multiple jurisdictions, which was consolidated and assigned to the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC issued an order staying implementation of the SEC Climate Disclosure Rules while the U.S. Court of Appeals considered the litigation. On March 27, 2025, the SEC voted to end its defense of the SEC Climate Disclosure Rules in the litigation, and on July 23, 2025, it filed a status report requesting that the U.S. Court of Appeals proceed with the case and issue an opinion on the challenges to the climate disclosure rules. On September 12, 2025, the U.S. Court of Appeals denied the SEC’s request to proceed with the case and indicated that the case would be held in abeyance until the SEC either renews its defense of the rules or revises the rules through notice-and-comment rulemaking. Accordingly, it is not clear whether, when or in what form the SEC Climate Disclosure Rules will be implemented or the ultimate timing of required compliance with such rules, and at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the SEC Climate Disclosure Rules. In addition, in the absence of federal action, states may propose and adopt climate disclosure requirements.
In the event the states in which we operate or do business adopt climate disclosure requirements or the SEC in the future adopts climate disclosure rules that apply to us, we could incur significant additional costs relating to the assessment and disclosure of climate-related risks, including costs relating to monitoring, collecting, analyzing and reporting the new metrics and implementing systems and procuring additional internal and external personnel with the requisite skills and expertise to serve those functions. These additional costs or changes in operations could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may also face increased litigation risks related to disclosures made pursuant to any such regulations. In addition, enhanced climate disclosure requirements could accelerate the trend of certain investors and lenders restricting or seeking more stringent conditions with respect to their investments in carbon-intensive sectors.
New regulations on all emissions from our operations could cause us to incur significant costs.
In recent years, the EPA issued final rules to subject oil and natural gas operations to regulation under the NSPS and NESHAP programs under the CAA and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured oil and natural gas wells, compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. These rules have required changes to our operations, including the installation of new equipment to control emissions. In April 2024, the EPA issued a final consent decree that established a December 10, 2024 deadline for the EPA to review and propose revisions to the NESHAP for oil and natural gas production facilities and natural gas transmission and storage facilities, which may require us to make additional changes to our operations. The EPA has not yet proposed any such revisions. In addition, the EPA finalized a more stringent National Ambient Air Quality Standard for ozone in October 2015. To the extent regions reclassified as non-attainment areas under the lower ozone standard have begun implementing new, more stringent regulations, those regulations could also apply to our or San Mateo’s customers’ operations. The IRA contains a suite of provisions addressing onshore and offshore oil and natural gas development under federal leases. Under the authority of the IRA, on April 10, 2024, BLM finalized new regulations to reduce the waste of natural gas from venting, flaring and leaks during oil and natural gas production activities on Federal and Indian leases. The North Dakota federal district court enjoined enforcement of the regulations in Texas, North Dakota, Montana, Wyoming, and Utah. The injunction was appealed to the U.S. Court of Appeals for the Eighth Circuit, but the appeal has been held in abeyance since February 14, 2025. In November 2025, BLM announced that it will delay enforcement of provisions of the rule that had been scheduled to take effect in December 2025. These rules are expected to result in an increase to our operating costs and changes in our operations. In December 2023, the EPA issued final NSPS updates and emission guidelines to reduce methane and other pollutants from the oil and gas industry. In addition, several states are pursuing similar measures to regulate emissions of methane from new and existing sources within the oil and natural gas source category. The EPA issued a final rule on October 22, 2024, removing the affirmative defense for violations caused by malfunctions from the NESHAP for the oil and natural gas production source category and natural gas transmission and storage source category. On November 18, 2024, the EPA published a final rule under authority of the IRA that imposes a waste emissions charge on large emitters of waste methane from the oil and gas sector. The rule was nullified pursuant to a Joint Resolution of Disapproval under the Congressional Review Act signed by President Trump in March 2025, and the EPA issued a final rule in May 2025 removing the waste emissions charge rules from the Code of Federal Regulations. However, the underlying statute mandating the waste emissions charge remains in effect, though collection of the charge under that law with respect to the oil and gas sector has been delayed until 2034. As a result of this continued regulatory focus, these and any future federal and state regulations of the oil and natural gas industry could result in increased compliance costs for our operations.
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
U.S. foreign trade policy continues to evolve, and recent actions have resulted in the imposition of new and increased tariffs, as well as other trade barriers on the foreign import of certain materials and products. For example, in April 2025, the U.S. government announced a new tariff regime that included a 10% baseline tariff on most products imported from other countries and an additional individualized reciprocal tariff on the countries with which the U.S. has the largest trade deficits, including China. Since that time, the U.S. expanded tariffs on key industrial inputs, including tariffs on steel and aluminum imports, and at times announced, rescinded, modified and temporarily suspended multiple tariffs on several foreign jurisdictions, which increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. In August 2025, however, the U.S. Court of Appeals for the Federal Circuit ruled that the tariffs imposed under the Trump Administration exceed presidential authority and therefore are invalid, and in February 2026, the U.S. Supreme Court affirmed such decision. Following the ruling, the Trump Administration signed an executive order imposing a 10% “global tariff” and later indicated an intention to increase such “global tariff” to 15%, effective immediately, using presidential powers under certain U.S. trade laws. If implemented, such tariffs can remain in effect for up to 150 days, which may be extended by the U.S. Congress. The Trump Administration may continue to impose additional tariffs under other U.S. trade laws. In addition, from time to time, certain leaders in the U.S. government, including in the Trump administration, have indicated a willingness to revise, renegotiate or terminate various existing bilateral and multilateral trade agreements. The uncertainty over such policies has caused volatility in commodity, capital and financial markets, increased concerns over domestic and global inflation and adversely impacted consumer confidence in the U.S and worldwide. Any future tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for oil and natural gas.
Changes in tariffs and trade restrictions can be announced with little or no advance notice. We cannot predict what additional changes to trade policy or tariffs will be made by the Trump administration, Congress or other governments, including whether existing or new tariff policies will be maintained or modified, what materials or products may be subject to such policies or whether the entry into new bilateral or multilateral trade agreements, or the amendment or termination of existing trade agreements, will occur, nor can we predict the effects that any such changes would have on our business. However, such steps, if adopted, could increase our costs, disrupt supply chains, delay project timelines or otherwise adversely impact our business and operations. For example, price increases for the materials we and San Mateo use in the construction of our midstream assets may result in increased costs associated with the continued build-out of such assets, as well as projects under development. Because our midstream business generates substantially all of its revenue under commercial agreements with customers that provide for fixed-fee structures, our midstream business will generally be unable to pass these cost increases along to our customers, and our income from operations and cash flows may be adversely affected.

In addition, changes in U.S. trade policy and tariffs have resulted, and could again result, in reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to conduct business across the jurisdictions in which we operate. For example, in response to the U.S. government’s additional tariff on imports from China, on February 4, 2025, the Chinese government announced that it would implement tariffs on certain goods being imported into China from the U.S. Similar responsive measures have been announced or implemented by other countries affected by U.S. trade actions. There can be no assurance that such changes in U.S. or foreign trade policy or tariffs or in laws and policies governing foreign trade, and any resulting negative sentiments or retaliatory trade practices towards the United States as a result of such changes, would not materially and adversely affect our business, financial condition, results of operations and liquidity.
Risks Related to Our Common Stock
The price of our common stock has fluctuated substantially and may fluctuate substantially in the future.
Our stock price has experienced volatility and could vary significantly as a result of a number of factors. In 2025, our stock price fluctuated between a high of $64.05 and a low of $35.19. In addition, the trading volume of our common stock may continue to fluctuate and cause significant price variations to occur. In the event of a drop in the market price of our common stock, you could lose a substantial part or all of your investment in our common stock. In addition, the stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.
Attention to environmental, social and governance (“ESG”) and conservation matters and a negative shift in market perception towards the oil and natural gas industry could adversely affect demand for oil and natural gas and our stock price.
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
In addition, negative perceptions regarding our industry and reputational risks, including perceptions related to the sufficiency of our ESG program (which may include policies, practices and extralegal objectives related to climate change, environmental stewardship, social responsibility and corporate governance), may in the future adversely affect our ability to successfully carry out our business strategy by adversely affecting our access to capital. In particular, certain segments of the investor community have at times expressed negative sentiment towards investing in the oil and natural gas industry. There have also been efforts in recent years to influence the investment community, including investment advisors, investment fund managers, pension funds, sovereign wealth funds, university endowments, individual investors and family foundations, to divest, or limit investment in, fossil fuel-related equities. As a result, some investors have adopted policies to reduce or eliminate their investments in the oil and natural gas sector based on social and environmental considerations. Other significant investors and asset managers, both domestically and internationally, have published ESG guidelines and disclosure standards that companies in which they invest are expected to adopt or follow.
Certain other stakeholders have pressured commercial and investment banks and other capital providers to stop or limit funding of oil and natural gas projects and have pressured insurance underwriters to limit coverages to companies engaged in the extraction of fossil fuel reserves. Institutional lenders that provide financing to energy companies have also become more attentive to sustainable lending practices, and some may elect not to provide traditional energy producers or companies that support such producers with funding. With the continued volatility in oil and natural gas prices and elevated interest rates, which have increased the cost of borrowing, certain investors have emphasized capital efficiency and free cash flow from earnings as key drivers for energy companies, especially those primarily focused in the shale plays. This may result in an increase in our expenses and a reduction of revenues and available capital funding for potential development projects, further impacting our future financial results. Furthermore, if we are unable to achieve the desired level of capital efficiency or free cash flow within the timeframe expected by the market, our stock price may be adversely affected.
In addition, shareholder activism has been recently increasing in the oil and gas industry, and shareholders may attempt to effect changes to our business or governance, whether by shareholder proposals, public campaigns, proxy solicitations or otherwise. Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, and such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and to the diversion of investment to other industries, which could have an adverse effect on our stock price and our access to and costs of capital.
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
As of February 24, 2026, our directors and executive officers beneficially owned approximately 5.8% of our outstanding common stock. These shareholders could influence or control to some degree the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions. Their influence or control of the Company may have the effect of delaying or preventing a change of control of the Company and may adversely affect the voting and other rights of other shareholders. In addition, due to their ownership interest in our common stock, our directors and executive officers may be able to remain entrenched in their positions.
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
Investors in our common stock must rely upon the ability, expertise, judgment and discretion of our management and the success of our technical team in identifying, evaluating and developing prospects and reserves. Our performance and success are dependent to a large extent on the efforts and continued employment of our management and technical personnel, including our Chairman and Chief Executive Officer, Joseph Wm. Foran. We do not believe that these individuals could be quickly replaced with personnel of equal experience and capabilities, and their successors may not be as effective. We have entered into employment agreements with Mr. Foran and other key personnel. However, these employment agreements do not ensure that these individuals will remain in our employment. If Mr. Foran or other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected. With the exception of Mr. Foran, we do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals.
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
Although overall labor market conditions in the U.S. have moderated from the extremes experienced during and immediately following the COVID-19 pandemic, many companies in our industry continue to report challenges in attracting and retaining qualified personnel, which has resulted in increased costs to attract skilled labor, such as higher wages or costs for contractors. We may experience employee turnover or labor shortages if our business requirements, compensation, benefits and/or perquisites are inconsistent with the expectations of current or prospective employees, or if workers pursue employment in fields with less volatility than in the energy industry. If we are unsuccessful in our efforts to attract and retain sufficient qualified personnel on terms acceptable to us, or do so at rates necessary to maintain our competitive position, our business could be adversely affected.
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
While we and our third-party service providers commit resources to the design, implementation and monitoring of our information systems, there is no guarantee that these security measures will provide absolute security. Despite these security measures, we may not be able to anticipate, detect or prevent cyberattacks, particularly because the methodologies used by attackers change frequently or may not be recognized until launch, and because attackers are increasingly using technologies designed to circumvent controls and avoid detection. Security incidents can also occur as a result of non-technical issues, such as physical theft. If any of such programs or systems were to fail or create erroneous information in our hardware or software network infrastructure or we were subject to cyberspace breaches, ransomware or other malware, phishing or social engineering schemes or attacks or other cybersecurity threats or attacks, possible consequences include financial losses, damage to our reputation and the inability to engage in any of the aforementioned activities. Any such consequence could have a material adverse effect on our business. In addition, any failure of our third-party providers’ computer systems, or those of our customers, suppliers or others with whom we do business, could materially disrupt our ability to operate our business. Moreover, the rapid advancement and increased adoption of artificial intelligence and machine learning technologies has given rise to additional vulnerabilities and potential entry points for cyberattacks, including a risk of exposure of confidential, proprietary or other sensitive information through the inadvertent use of open artificial intelligence tools. These technologies can be exploited by malicious actors to enhance the sophistication, scale or intensity of cyberattacks, making it more challenging to detect and mitigate such threats.
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
As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify and further enhance our protective systems or to investigate and remediate any vulnerabilities. In addition, the continuing and evolving threat of cybersecurity attacks has resulted in evolving legal and compliance matters, including increased regulatory focus on prevention, mitigation and notification, which could lead to increased regulatory compliance costs, insurance coverage cost or capital expenditures. New laws and regulations governing data privacy and the unauthorized disclosure of personal or confidential information may also pose compliance challenges and could elevate our costs. Any failure by us to comply with any additional regulations could result in significant penalties and liability to us, and we cannot predict the potential impact to our business or the energy industry resulting from additional regulations. We may also be subject to regulatory investigations or litigation relating to cybersecurity issues.
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

Risks from Cybersecurity Threats

As of February 24, 2026, we were not aware of any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial standing. However, there can be no assurance that our cybersecurity processes will prevent or mitigate cybersecurity incidents or threats and that our efforts will always be successful. For further discussion regarding our cybersecurity risks, see “Risk Factors—General Risk Factors—A cyber incident could occur and result in information theft, data corruption, operational disruption or financial loss.”

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

Management’s Role Managing Risk

The Company’s IT Committee, which includes senior executives and other members of management, meets regularly to monitor and discuss cybersecurity issues. The Senior Vice President of Information Technology, the Executive Vice President and Chief Financial Officer (“CFO”) and the Co-President, Chief Legal Officer and Head of M&A (“CLO”) play a pivotal role in informing the Board on cybersecurity risks. They provide comprehensive briefings to the Board on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:
•current cybersecurity landscape and emerging threats;
•status of ongoing cybersecurity initiatives and strategies;
•incident reports and learnings from any cybersecurity events; and
•compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the Board, Senior Vice President of Information Technology, CFO and CLO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive. The Board actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of the Company.

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

Reporting to the Board

The Senior Vice President of Information Technology regularly informs the Chief Executive Officer and Chief Legal Officer of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, significant cybersecurity matters and strategic risk management decisions are escalated to the Board, ensuring the Board has comprehensive oversight and can provide guidance on critical cybersecurity issues.

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
On February 24, 2026, we had 124,249,941 shares of common stock outstanding held by approximately 444 record holders, excluding shareholders for whom shares are held in “nominee” or “street” name.
Dividends
In each of the first, second and third quarters of 2025, our Board declared quarterly cash dividends of $0.3125 per share of common stock. In October 2025, the Board amended our dividend policy to increase the quarterly dividend to $0.375 per share of common stock and also declared a quarterly cash dividend of $0.375 per share of common stock. In February 2026, the Board declared a quarterly cash dividend of $0.375 per share of common stock payable on March 10, 2026 to shareholders of record as of February 27, 2026. We expect that, based on current circumstances, comparable cash dividends will continue to be paid in the foreseeable future.
Equity Compensation Plan Information
Certain information regarding securities authorized for issuance under our equity compensation plans is included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III, Item 12 of this Annual Report and is incorporated herein by reference.

Share Performance Graph
The following graph compares the cumulative return on a $100 investment in our common stock from December 31, 2020 through December 31, 2025, to that of the cumulative return on a $100 investment in the Russell 2000 Index and the Russell 2000 Energy Index for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed.
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

Comparison of Cumulative Total Return Among
Matador Resources Company, the Russell 2000 Index
and the Russell 2000 Energy Index

600
500
400
300
200
100
0
12/31/20
06/30/21
12/31/21
06/30/22
12/31/22
06/30/23
12/31/23
06/30/24
12/31/24
06/30/25
12/31/25
MTDR
Russell 2000
Russell 2000 Energy

Repurchase of Equity by the Company or Affiliates
The following table contains information about our acquisition of common stock during the quarter ended December 31, 2025.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value in thousands) of Shares that May Yet Be Purchased under the Plans or Programs(2)
October 1, 2025 to October 31, 2025	98,564	$44.41	98,500	344,916
November 1, 2025 to November 30, 2025	20,402	38.28	20,000	344,150
December 1, 2025 to December 31, 2025	394	45.22	—	344,150
Total	119,360	$43.36	118,500
_________________

(1)During the fourth quarter of 2025, the Company re-acquired 860 shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.
(2)In April 2025, the Board approved the Share Repurchase Program authorizing the repurchase of up to $400.0 million of common stock. During the fourth quarter of 2025, the Company repurchased 118,500 shares of common stock under the Share Repurchase Program at a weighted average price of $43.38 per common share for a total cost of $5.1 million, excluding accrued excise tax of $0.1 million.

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
For a comparison of our results of operations for the years ended December 31, 2024 and December 31, 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025.
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
2025 Operational Highlights
During the year ended December 31, 2025, we completed and began producing oil and natural gas from 151 gross (121.2 net) operated and 107 gross (8.1 net) horizontal non-operated wells in the Delaware Basin. We did not conduct any operated drilling and completion activities on our leasehold properties in Northwest Louisiana during 2025, although we did participate in the drilling and completion of 12 gross (0.1 net) non-operated Haynesville shale wells that began producing in 2025.
We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. We were able to achieve D/C/E capital expenditures for 2025 of $1.53 billion, which was within our estimated range for 2025 D/C/E capital expenditures of $1.47 to $1.55 billion, as provided on October 21, 2025.
Substantially all of our 2025 capital expenditures were directed to (i) the further delineation and development of our leasehold position in the Delaware Basin, (ii) the acquisition, construction, installation and maintenance of midstream assets, (iii) our participation in non-operated wells and (iv) the acquisition of additional producing properties, leasehold and mineral interests prospective for the Wolfcamp, Bone Spring and other liquids-rich plays in the Delaware Basin.
Our average daily oil equivalent production for the year ended December 31, 2025 was 207,070 BOE per day, including 119,723 Bbl of oil per day and 524.1 MMcf of natural gas per day, an increase of 21%, as compared to 170,751 BOE per day, including 99,808 Bbl of oil per day and 425.7 MMcf of natural gas per day, for the year ended December 31, 2024. Our average daily oil production in 2025 was 119,723 Bbl of oil per day, an increase of 20%, as compared to 99,808 Bbl of oil per day in 2024. This increase in oil production was primarily a result of our ongoing delineation and development drilling activities in the Delaware Basin. Our average daily natural gas production for the year ended December 31, 2025 was 524.1 MMcf per day, an increase of 23%, as compared to 425.7 MMcf per day in 2024. This increase in natural gas production was primarily attributable to our ongoing delineation and development drilling activities in the Delaware Basin. Oil production comprised 58% of our total production for each of the years ended December 31, 2025 and 2024.
For the year ended December 31, 2025, our oil and natural gas revenues were $3.24 billion, an increase of 3% from oil and natural gas revenues of $3.14 billion for the year ended December 31, 2024. Our oil revenues increased 2% to $2.84 billion, as compared to $2.77 billion for the year ended December 31, 2024. The increase in oil revenues resulted from the 20% increase in our oil production noted above, which was partially offset by a 14% decrease in the weighted average oil price realized for the year ended December 31, 2025 to $64.99 per Bbl, as compared to $75.89 per Bbl realized for the year ended December 31, 2024. Our natural gas revenues increased 7% to $398.6 million, as compared to $371.5 million for the year ended December 31, 2024. The increase in natural gas revenues resulted from a 23% increase in natural gas production for the year ended December 31, 2025 noted above, which was partially offset by a decrease in our weighted average realized natural gas price of $2.08 per Mcf in 2025, as compared to $2.38 per Mcf in 2024.
We reported net income attributable to Matador shareholders of approximately $759.2 million, or $6.09 per diluted common share, on a GAAP basis for the year ended December 31, 2025, as compared to a net income of $885.3 million, or $7.14 per diluted common share, for the year ended December 31, 2024. Adjusted EBITDA for the year ended December 31, 2025 was $2.29 billion, as compared to Adjusted EBITDA of $2.30 billion for the year ended December 31, 2024. Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”
At December 31, 2025, our estimated total proved oil and natural gas reserves were 667.0 million BOE, including 376.0 million Bbl of oil and 1.75 Tcf of natural gas, with a Standardized Measure of $6.99 billion and a PV-10 of $8.24 billion. At December 31, 2024, our estimated total proved oil and natural gas reserves were 611.5 million BOE, including 361.8 million Bbl of oil and 1.50 Tcf of natural gas, with a Standardized Measure of $7.38 billion and a PV-10 of $9.23 billion. Our estimated total proved reserves of 667.0 million BOE at December 31, 2025 represented a 9% year-over-year increase, as compared to 611.5 million BOE at December 31, 2024. Our estimated proved oil reserves were 376.0 million Bbl at December 31, 2025, an increase of 4%, as compared to 361.8 million Bbl at December 31, 2024, and our estimated proved natural gas reserves were 1.75 Tcf at December 31, 2025, an increase of 17%, as compared to 1.50 Tcf at December 31, 2024. Proved oil reserves comprised 56% of our total proved reserves at December 31, 2025, as compared to 59% at December 31, 2024. At December 31, 2025, 61% of our total proved reserves were proved developed reserves, as compared to 60% at December 31, 2024. At December 31, 2025, approximately 99% of our total proved oil and natural gas reserves were attributable to our properties in the Delaware Basin.
At both December 31, 2025 and December 31, 2024, these reserves estimates were based on evaluations prepared by our engineering staff and have been audited for their reasonableness and conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers. Standardized Measure represents the present value of estimated future net cash flows from proved reserves, less estimated future development, production, plugging and abandonment costs and income tax expenses, discounted at 10% to reflect the timing of future cash flows. Standardized Measure is not an estimate of the fair market value of our properties. PV-10 is a non-GAAP financial measure. For a reconciliation of PV-10 to Standardized Measure, see “Business—Estimated Proved Reserves.”
2025 Midstream Highlights
San Mateo achieved strong operating results in 2025, highlighted by (i) free cash flow generation, (ii) increased midstream services revenues and (iii) increased natural gas gathering and processing volumes, produced water handling volumes and oil gathering and transportation volumes. San Mateo is owned 51% by us and 49% by our joint venture partner, Five Point.
During the second quarter of 2025, San Mateo completed the expansion of the Marlan Processing Plant by adding a designed inlet capacity of 200 MMcf per day, including a nitrogen rejection unit and additional related facilities. This expansion increased the total capacity of the Marlan Processing Plant to 260 MMcf of natural gas per day.
At December 31, 2025, San Mateo’s midstream system included:
•Natural Gas Assets: 720 MMcf per day of designed natural gas cryogenic processing capacity and approximately 340 miles of natural gas gathering pipelines in Eddy and Lea Counties, New Mexico and Loving County, Texas, including 43 miles of large diameter natural gas gathering lines spanning from the Stateline asset area to the Greater Stebbins Area in Eddy County, New Mexico;
•Oil Assets: three oil CDPs with over 100,000 Bbl of designed oil throughput capacity and approximately 120 miles of oil gathering and transportation pipelines in Eddy County, New Mexico and Loving County, Texas, as well as a 400,000-acre joint development area with Plains to gather our and other producers’ oil production in Eddy County, New Mexico; and
•Produced Water Assets: 16 commercial salt water disposal wells and associated facilities with designed produced water disposal capacity of 475,000 Bbl per day and approximately 195 miles of produced water gathering pipelines in Eddy County, New Mexico and Loving County, Texas.

2026 Capital Expenditure Budget
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures in 2026. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. Our 2026 estimated capital expenditure budget consists of $1.35 to $1.44 billion for D/C/E capital expenditures and $100.0 to $110.0 million for midstream capital expenditures, which reflects our proportionate share of San Mateo’s estimated 2026 capital expenditures as well as the estimated 2026 capital expenditures for other wholly-owned midstream projects. Substantially all of these 2026 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities. Our 2026 Delaware Basin operated drilling program is expected to focus on the continued development of our various asset areas, with a continued emphasis on drilling and completing a high percentage of longer horizontal wells.
At December 31, 2025, we had $15.3 million in cash (excluding restricted cash) and $1.80 billion in undrawn borrowing capacity under the Credit Agreement (after giving effect to outstanding letters of credit based upon our elected borrowing commitment of $2.25 billion). We expect to fund our 2026 capital expenditures through a combination of cash on hand, operating cash flows and performance incentives paid to us by Five Point in connection with San Mateo. If capital expenditures were to exceed our operating cash flows in 2026, we expect to fund any excess capital expenditures, including for other significant acquisitions, through borrowings under the Credit Agreement or the San Mateo Credit Facility (assuming availability under such facilities) or through other capital sources, including borrowings under expanded or additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all.
We intend to continue evaluating the opportunistic acquisition of producing properties, acreage and mineral interests and midstream assets, principally in the Delaware Basin. Purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these capital expenditures with any degree of certainty; therefore, we have not provided estimated capital expenditures related to acquiring producing properties, acreage and mineral interests and midstream assets for 2026.
As we have done in recent years, we may divest portions of our non-core assets as well as consider monetizing other assets, such as certain midstream assets and mineral and royalty interests, as value-creating opportunities arise. Divestitures and other types of monetizations are difficult to estimate with any degree of certainty. Therefore, we have not provided estimated proceeds related to divestitures or monetizations for 2026.

Revenues
The following table summarizes our revenues and production data for the periods indicated.

	Year Ended December 31,
	2025	2024	2023
Operating Data:
Revenues (in thousands):(1)
Oil	$2,840,167	$2,772,360	$2,144,894
Natural gas	398,583	371,474	400,705
Total oil and natural gas revenues	3,238,750	3,143,834	2,545,599
Third-party midstream services revenues	164,733	141,027	122,153
Sales of purchased natural gas	253,031	194,097	149,869
Realized gain (loss) on derivatives	21,679	12,724	(9,575)
Unrealized gain (loss) on derivatives	18,084	13,299	(1,261)
Total revenues	$3,696,277	$3,504,981	$2,806,785
Net Production Volumes:(1)
Oil (MBbl)	43,699	36,530	27,542
Natural gas (Bcf)	191.3	155.8	123.4
Total oil equivalent (MBOE)(2)	75,581	62,495	48,112
Average daily production (BOE/d)(2)	207,070	170,751	131,813
Average Sales Prices:
Oil, without realized derivatives (per Bbl)	$64.99	$75.89	$77.88
Oil, with realized derivatives (per Bbl)	$64.99	$75.89	$77.88
Natural gas, without realized derivatives (per Mcf)	$2.08	$2.38	$3.25
Natural gas, with realized derivatives (per Mcf)	$2.20	$2.47	$3.17
________________
(1)We report our production volumes in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Revenues associated with NGLs are included with our natural gas revenues.
(2)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

Year Ended December 31, 2025 as Compared to Year Ended December 31, 2024
Oil and natural gas revenues. Our oil and natural gas revenues increased $94.9 million, or 3%, to $3.24 billion for the year ended December 31, 2025, as compared to $3.14 billion for the year ended December 31, 2024. Our oil revenues increased $67.8 million, or 2%, to $2.84 billion for the year ended December 31, 2025, as compared to $2.77 billion for the year ended December 31, 2024. This increase in oil revenues resulted from a 20% increase in our oil production to 43.7 million Bbl of oil for the year ended December 31, 2025, as compared to 36.5 million Bbl of oil for the year ended December 31, 2024, which was partially offset by a 14% decrease in the weighted average oil price realized for the year ended December 31, 2025 to $64.99 per Bbl, as compared to $75.89 per Bbl realized for the year ended December 31, 2024. Our natural gas revenues increased by $27.1 million, or 7%, to $398.6 million for the year ended December 31, 2025, as compared to $371.5 million for the year ended December 31, 2024. The increase in natural gas revenues was primarily attributable to a 23% increase in our natural gas production to 191.3 Bcf for the year ended December 31, 2025, as compared to 155.8 Bcf for the year ended December 31, 2024, which was partially offset by a 13% decrease in the weighted average natural gas price realized for the year ended December 31, 2025 to $2.08 per Mcf, as compared to $2.38 per Mcf realized for the year ended December 31, 2024.
Third-party midstream services revenues. Our third-party midstream services revenues increased $23.7 million, or 17%, to $164.7 million for the year ended December 31, 2025, as compared to $141.0 million for the year ended December 31, 2024. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. This increase was primarily attributable to (i) an increase in our third-party natural gas gathering and processing revenues to $90.3 million for the year ended December 31, 2025, as compared to $67.5 million for the year ended December 31, 2024, (ii) an increase in our oil transportation revenues to $23.7 million for the year ended December 31, 2025, as compared to $17.3 million for the year ended December 31, 2024, which were partially offset by (iii) a decrease in third-party produced water disposal revenues to $50.7 million for the year ended December 31, 2025, as compared to $56.3 million for the year ended December 31, 2024.
Sales of purchased natural gas. Our sales of purchased natural gas increased $58.9 million, or 30%, to $253.0 million for the year ended December 31, 2025, as compared to $194.1 million for the year ended December 31, 2024. This increase was primarily the result of a 21% increase in natural gas volumes sold and an 8% increase in natural gas prices realized. Sales of purchased natural gas primarily reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at San Mateo’s cryogenic natural gas processing plants and subsequently sell the residue natural gas and NGLs to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our consolidated statements of income.
Realized gain (loss) on derivatives. Our realized net gains on derivatives were $21.7 million and $12.7 million for the years ended December 31, 2025 and 2024, respectively. These realized net gains were related to natural gas basis differentials that were below the fixed prices of our natural gas basis differential swap contracts. We realized average gains on our natural gas derivatives of approximately $0.12 and $0.09 per Mcf of natural gas produced during the years ended December 31, 2025 and 2024, respectively.
Unrealized gain (loss) on derivatives. Our unrealized gain on derivatives was approximately $18.1 million for the year ended December 31, 2025, as compared to an unrealized gain of $13.3 million for the year ended December 31, 2024. During the year ended December 31, 2025, the aggregate net fair value of our open oil and natural gas costless collars and natural gas basis differential swap contracts changed from a net asset of approximately $16.0 million to a net asset of approximately $34.1 million, resulting in an unrealized gain on derivatives of approximately $18.1 million for the year ended December 31, 2025. During the year ended December 31, 2024, the aggregate net fair value of our open oil and natural gas derivative contracts changed from a net asset of approximately $2.7 million to a net asset of approximately $16.0 million, resulting in an unrealized gain on derivatives of approximately $13.3 million for the year ended December 31, 2024.

Expenses

    The following table summarizes our operating expenses and other income (expense) for the periods indicated.

	Year Ended December 31,
	2025	2024	2023
(In thousands, except expenses per BOE)
Expenses:
Lease operating	$415,810	$325,145	$232,521
Transportation and processing	66,787	58,593	59,912
Midstream operating	208,142	167,400	124,021
Purchased natural gas	163,094	142,715	129,401
Depletion, depreciation and amortization	1,195,358	974,300	716,688
Taxes other than income	275,629	268,649	220,604
Accretion of asset retirement obligations	7,846	6,027	3,943
General and administrative	137,069	127,454	110,373
Total expenses	2,469,735	2,070,283	1,597,463
Operating income	1,226,542	1,434,698	1,209,322
Other income (expense):
Net loss on asset sales and impairment	(589)	—	(202)
Interest expense	(208,520)	(171,687)	(121,520)
Other income	16,011	696	8,785
Total other expense	(193,098)	(170,991)	(112,937)
Income before income taxes	1,033,444	1,263,707	1,096,385
Income tax provision (benefit)
Current	7,088	27,059	13,922
Deferred	165,587	265,305	172,104
Total income tax provision	172,675	292,364	186,026
Net income attributable to non-controlling interest in subsidiaries	(101,548)	(86,021)	(64,285)
Net income attributable to Matador Resources Company shareholders	$759,221	$885,322	$846,074
Expenses per BOE:
Lease operating	$5.50	$5.20	$4.83
Transportation and processing	$0.88	$0.94	$1.25
Midstream operating	$2.75	$2.68	$2.58
Depletion, depreciation and amortization	$15.82	$15.59	$14.90
Taxes other than income	$3.65	$4.30	$4.59
General and administrative	$1.81	$2.04	$2.29
Year Ended December 31, 2025 as Compared to Year Ended December 31, 2024
Lease operating expenses. Our lease operating expenses increased $90.7 million, or 28%, to $415.8 million for the year ended December 31, 2025, as compared to $325.1 million for the year ended December 31, 2024. On a unit-of-production basis, our lease operating expenses increased 6% to $5.50 per BOE for the year ended December 31, 2025, as compared to $5.20 per BOE for the year ended December 31, 2024. These increases were primarily attributable to the increased number of wells being operated by us and other operators (where we own a working interest) for the year ended December 31, 2025, as compared to the year ended December 31, 2024.
Transportation and processing. Our transportation and processing expenses increased $8.2 million, or 14%, to $66.8 million for the year ended December 31, 2025, as compared to $58.6 million for the year ended December 31, 2024. This increase in transportation and processing expenses is primarily due to the 21% increase in our total oil equivalent production between the two periods. On a unit-of-production basis, our transportation and processing expenses decreased 6% to $0.88 per BOE for the year ended December 31, 2025, as compared to $0.94 per BOE for the year ended December 31, 2024. This decrease per BOE primarily resulted from the mix of revenue contracts, including from San Mateo, between the two periods.
Midstream operating. Our midstream operating expenses increased $40.7 million, or 24%, to $208.1 million for the year ended December 31, 2025, as compared to $167.4 million for the year ended December 31, 2024. This increase was primarily attributable to the expansion of the Marlan Processing Plant and increased throughput volumes from Matador’s wholly-owned midstream assets, which resulted in (i) increased expenses associated with our expanded pipeline operations of $100.9 million for the year ended December 31, 2025, as compared to $73.9 million for the year ended December 31, 2024 and (ii) increased expenses associated with plant processing of $52.7 million for the year ended December 31, 2025, as compared to $34.6 million for the year ended December 31, 2024, which was partially offset by (iii) decreased expenses associated with our commercial produced water disposal operations of $59.5 million for the year ended December 31, 2025, as compared to $63.0 million for the year ended December 31, 2024.
Depletion, depreciation and amortization. Our depletion, depreciation and amortization expenses increased $221.1 million, or 23%, to $1.20 billion for the year ended December 31, 2025, as compared to $974.3 million for the year ended December 31, 2024, primarily as a result of the 21% increase in our total oil equivalent production between the respective periods. On a unit-of-production basis, our depletion, depreciation and amortization expenses increased 1% to $15.82 per BOE for the year ended December 31, 2025, as compared to $15.59 per BOE for the year ended December 31, 2024.
Taxes other than income. Our taxes other than income increased $7.0 million, or 3%, to $275.6 million for the year ended December 31, 2025, as compared to $268.6 million for the year ended December 31, 2024. This increase in taxes other than income is primarily due to the increase in oil and natural gas revenues between the two periods. On a unit-of-production basis, our taxes other than income decreased 15% to $3.65 per BOE for the year ended December 31, 2025, as compared to $4.30 per BOE for the year ended December 31, 2024. This decrease per BOE was primarily attributable to a 14% decrease in realized oil prices between the two periods.
General and administrative. Our general and administrative expenses increased $9.6 million, or 8%, to $137.1 million for the year ended December 31, 2025, as compared to $127.5 million for the year ended December 31, 2024, primarily due to increased payroll for our existing employees as well as with additional employees joining Matador to support our increased land, geoscience, drilling, completion, production, midstream and administration functions as a result of our continued growth. Our general and administrative expenses on a unit-of-production basis decreased 11% to $1.81 per BOE for the year ended December 31, 2025, as compared to $2.04 per BOE for the year ended December 31, 2024, primarily as a result of the 21% increase in our total oil equivalent production between the two periods.
Interest expense. For the year ended December 31, 2025, we incurred total interest expense of approximately $237.3 million. We capitalized approximately $28.8 million of our interest expense on certain qualifying projects for the year ended December 31, 2025 and expensed the remaining $208.5 million to operations. For the year ended December 31, 2024, we incurred total interest expense of approximately $201.5 million. We capitalized approximately $29.8 million of our interest expense on certain qualifying projects for the year ended December 31, 2024 and expensed the remaining $171.7 million to operations. The increase in interest expense for the year ended December 31, 2025 was primarily attributable to a $602.3 million increase in the weighted average of senior notes outstanding between the periods in connection with the Ameredev Acquisition in September 2024.
Total income tax provision. We recorded a current income tax provision of $7.1 million and a deferred income tax provision of $165.6 million for the year ended December 31, 2025. We recorded a current income tax provision of $27.1 million and a deferred income tax provision of $265.3 million for the year ended December 31, 2024. The decrease in the current income tax provision between the periods was primarily the result of the OBBBA, which made permanent, extended or modified certain provisions under the 2017 Tax Cuts and Jobs Act, among other things. The provisions of the OBBBA that are expected to most significantly impact us include (i) a permanent extension of 100% bonus depreciation for certain capital expenditures, (ii) an immediate deduction of domestic research and experimental expenditures, (iii) an acceleration of deductions for unamortized domestic research or development expenditures and (iv) an elimination of the deduction for depreciation, amortization and depletion from the definition of “adjusted taxable income” for the purpose of calculating limitations on interest expense deductions. The effective income tax rate and the total income tax provision for the year ended December 31, 2025 were not materially impacted by the enactment of the OBBBA.
Our effective income tax rate of 19% for the year ended December 31, 2025 differed from the U.S. federal statutory rate due primarily to a benefit recognized as a result of the remeasurement of deferred income taxes associated with changes in state apportionment rates following the Company’s filings of its 2024 tax returns, partially offset by state taxes in New Mexico. Our effective income tax rate of 25% for the year ended December 31, 2024 differed from the U.S. federal statutory rate due primarily to state taxes in New Mexico. Our effective income tax rate excluding the effect of net income attributable to non-controlling interest in subsidiaries was 17% and 23% for the years ended December 31, 2025 and 2024, respectively, as disclosed in Note 8 to the consolidated financial statements.

Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue during 2026 and for the foreseeable future to be, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. We expect to fund our 2026 capital expenditures through a combination of cash on hand, operating cash flows and performance incentives paid to us by Five Point in connection with San Mateo. If capital expenditures were to exceed our operating cash flows in 2026, we expect to fund any excess capital expenditures, including for significant acquisitions, through borrowings under the Credit Agreement or the San Mateo Credit Facility (assuming availability under such facilities) or through other capital sources, including borrowings under expanded or additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to generate operating cash flows and access outside sources of capital.
At December 31, 2025, we had cash totaling $15.3 million and restricted cash totaling $64.2 million, which was primarily associated with San Mateo. By contractual agreement, the cash in the accounts held by our less-than-wholly-owned subsidiaries is not to be commingled with our other cash and is to be used only to fund the capital expenditures and operations of these less-than-wholly-owned subsidiaries.
At December 31, 2025, we had (i) $500.0 million of outstanding 6.875% senior notes due 2028 (the “2028 Notes”), (ii) $900.0 million of outstanding 6.500% senior notes due 2032 (the “2032 Notes”), (iii) $750.0 million of outstanding 6.250% senior notes due 2033 (the “2033 Notes”), (iv) $398.0 million of borrowings outstanding under the Credit Agreement and (v) approximately $53.8 million in outstanding letters of credit issued pursuant to the Credit Agreement.
The Credit Agreement requires us to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities of debt, of not less than 1.0 at the end of each fiscal quarter and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to the greater of $150 million or 10% of the elected borrowing commitments of unrestricted cash and cash equivalents) divided by a rolling four quarter EBITDA calculation, of 3.50 or less at the end of each fiscal quarter. We were in compliance with the terms of the Credit Agreement at December 31, 2025.
At December 31, 2025, San Mateo had $883.0 million in borrowings outstanding under the San Mateo Credit Facility and approximately $15.4 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. In December 2025, San Mateo and certain of its lenders amended the San Mateo Credit Facility to (i) increase the lender commitments from $850.0 million to $1.10 billion, (ii) reduce the borrowing rate and (iii) add one new bank to San Mateo’s lending group. The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments of up to $1.35 billion.
The San Mateo Credit Facility is non-recourse with respect to Matador and its other subsidiaries, but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s debt to EBITDA ratio is greater than 4.50 or San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. San Mateo was in compliance with the terms of the San Mateo Credit Facility at December 31, 2025.
In February 2025, April 2025 and July 2025, our Board declared quarterly cash dividends of $0.3125 per share of common stock. In October 2025, the Board amended our dividend policy to increase the quarterly dividend to $0.375 per share of common stock and also declared a quarterly cash dividend of $0.375 per share of common stock. In February 2026, the Board declared a quarterly cash dividend of $0.375 per share of common stock payable on March 10, 2026 to shareholders of record as of February 27, 2026.
In April 2025, the Board approved the Share Repurchase Program authorizing the repurchase of up to $400.0 million of common stock. These repurchases may be conducted through a variety of methods including open market purchases, 10b5-1 trading plans, privately negotiated transactions or other means. The timing and number of shares that we may repurchase under the Share Repurchase Program is subject to a variety of factors, including our stock price, market conditions, trading volume and other uses for our free cash flow. There can be no assurance regarding the exact number of shares to be repurchased by us, if any. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time periodically without prior notice, and the Share Repurchase Program does not obligate us to acquire any amount of common stock. During the year ended December 31, 2025, we repurchased 1,351,328 shares of common stock under the Share Repurchase Program at a weighted average price of $41.31 per common share for a total cost of $55.8 million.
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures in 2026. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. Our 2026 estimated capital expenditure budget consists of $1.35 to $1.44 billion for D/C/E capital expenditures and $100.0 to $110.0 million for midstream capital expenditures, which reflects our proportionate share of San Mateo’s estimated 2026 capital expenditures as well as the estimated 2026 capital expenditures for other wholly-owned midstream projects. Substantially all of these 2026 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities. Our 2026 Delaware Basin operated drilling program is expected to focus on the continued development of our various asset areas, with a continued emphasis on drilling and completing a high percentage of longer horizontal wells.
We intend to continue evaluating the opportunistic acquisition of producing properties, acreage and mineral interests and midstream assets, principally in the Delaware Basin. Purchase price multiples and per-acre prices can vary significantly based on the asset or prospect. As a result, it is difficult to estimate these capital expenditures with any degree of certainty; therefore, we have not provided estimated capital expenditures related to acquiring producing properties, acreage and mineral interests and midstream assets for 2026.
As we have done in recent years, we may divest portions of our non-core assets as well as consider monetizing other assets, such as certain midstream assets and mineral and royalty interests, as value-creating opportunities arise. Divestitures and other types of monetizations are difficult to estimate with any degree of certainty. Therefore, we have not provided estimated proceeds related to divestitures or monetizations for 2026.
Our 2026 capital expenditures may be adjusted as business conditions warrant and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated or non-operated wells, our drilling results, the actual costs and scope of our midstream activities, the ability of our joint venture partners to meet their capital obligations, other opportunities that may become available to us and our ability to obtain capital. When oil or natural gas prices decline, or costs increase significantly, we have the flexibility to defer a significant portion of our capital expenditures until later periods to conserve cash or to focus on projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling, completion and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in our exploration and development activities, contractual obligations, drilling plans for properties we do not operate and other factors both within and outside our control.
Exploration and development activities are subject to a number of risks and uncertainties, which could cause these activities to be less successful than we anticipate. A significant portion of our anticipated cash flows from operations for 2026 is expected to come from producing wells and development activities on currently proved properties in the Wolfcamp and Bone Spring plays in the Delaware Basin. Our existing operated and non-operated wells may not produce at the levels we are forecasting or may be temporarily shut in or restricted due to low commodity prices, and our exploration and development activities in these areas may not be as successful as we anticipate. Additionally, our anticipated cash flows from operations are based upon current expectations of oil and natural gas prices for 2026 and the hedges we currently have in place. For a discussion of our expectations of such commodity prices, see “—General Outlook and Trends” below. At times, we use commodity derivative financial instruments to mitigate our exposure to fluctuations in oil, natural gas and NGL prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices. See Note 12 to the consolidated financial statements in this Annual Report for a summary of our open derivative financial instruments at December 31, 2025. See “Risk Factors—Risks Related to our Financial Condition—Our exploration, development, exploitation and midstream projects require substantial capital expenditures that may exceed our cash flows from operations and potential borrowings, and we may be unable to obtain needed capital on satisfactory terms, which could adversely affect our future growth,” “Risk Factors—Risks Related to our Operations—Drilling for and producing oil, natural gas and NGLs is highly speculative and involves a high degree of operational and financial risk, with many uncertainties that could adversely affect our business,” “Risk Factors—Risks Related to our Operations—Our identified drilling locations are scheduled over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling” and “Risk Factors—Risks Related to Laws and Regulations—Approximately 33% of our leasehold and mineral acres in the Delaware Basin is located on federal lands, which are subject to administrative permitting requirements and potential federal legislation, regulation and orders that may limit or restrict oil and natural gas operations on federal lands.”

Our cash flows for the years ended December 31, 2025, 2024 and 2023 are presented below.

	Year Ended December 31,
	2025	2024	2023
(In thousands)
Net cash provided by operating activities	$2,425,015	$2,246,885	$1,867,828
Net cash used in investing activities	(2,157,682)	(3,672,114)	(3,211,192)
Net cash (used in) provided by financing activities	(282,598)	1,413,673	902,332
Net change in cash	$(15,265)	$(11,556)	$(441,032)
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$2,294,551	$2,298,777	$1,849,547
__________________
(1)Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Non-GAAP Financial Measures” below.
Net Cash Provided by Operating Activities
Net cash provided by operating activities increased by $178.1 million to $2.43 billion for the year ended December 31, 2025 from $2.25 billion for the year ended December 31, 2024. Excluding changes in operating assets and liabilities, net cash provided by operating activities increased by $15.0 million to $2.25 billion for the year ended December 31, 2025 from $2.23 billion for the year ended December 31, 2024. This increase was primarily attributable to a 21% increase in total oil equivalent production during 2025, as compared to 2024, partially offset by lower realized oil and natural gas prices. Changes in our operating assets and liabilities between the periods resulted in a $163.1 million increase in net cash provided by operating activities for the year ended December 31, 2025, as compared to the year ended December 31, 2024.
Our operating cash flows are sensitive to a number of variables that are beyond our control and are difficult to predict. From time to time, we use commodity derivative financial instruments to mitigate our exposure to fluctuations in oil, natural gas and NGL prices. For additional information on the impact of changing prices on our financial condition, see “Quantitative and Qualitative Disclosures About Market Risk.” See also “Risk Factors—Risks Related to Our Financial Condition—Our success is dependent on the prices of oil, natural gas and NGLs. Low oil, natural gas and NGL prices and the continued volatility in these prices may adversely affect our financial condition and our ability to meet our capital expenditure requirements and financial obligations.”
Net Cash Used in Investing Activities
Net cash used in investing activities decreased by $1.51 billion to $2.16 billion for the year ended December 31, 2025 from $3.67 billion for the year ended December 31, 2024. This decrease in net cash used in investing activities between the periods was primarily due to (i) a $1.83 billion decrease in expenditures related to the Ameredev Acquisition that occurred in September 2024, (ii) a $115.3 million decrease in expenditures related to the acquisition of oil and natural gas properties and (iii) a $10.1 million increase in cash provided by proceeds from the sale of assets. The decreases in cash used in investing activities between the periods were partially offset by (i) a $319.4 million increase in D/C/E capital expenditures primarily attributable to our operated and non-operated drilling, completion and equipping activities in the Delaware Basin, (ii) a $110.3 million decrease in proceeds from the sale of an equity method investment in the parent company of Piñon Midstream, LLC, and (iii) a $13.9 million increase in midstream capital expenditures.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities increased by $1.70 billion to $282.6 million for the year ended December 31, 2025, from net cash provided by financing activities of $1.41 billion for the year ended December 31, 2024. This increase in net cash used in financing activities between the periods was primarily due to (i) a $1.27 billion decrease in net proceeds from debt and equity offerings in the prior period, (ii) a $293.0 million increase in net repayments under the Credit Agreement, (iii) a $44.7 million increase in net distributions related to San Mateo, (iv) a $58.2 million increase in dividends paid and (v) a $55.8 million increase in repurchases of common stock. These increases in net cash used in financing activities were partially offset by (i) a $175.0 million increase in net borrowings under the San Mateo Credit Facility and (ii) a $31.0 million decrease in costs to amend credit facilities.
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

	Year Ended December 31,
	2025	2024	2023
(In thousands)
Unaudited Adjusted EBITDA Reconciliation to Net Income:
Net income attributable to Matador Resources Company shareholders	$759,221	$885,322	$846,074
Net income attributable to non-controlling interest in subsidiaries	101,548	86,021	64,285
Net income	860,769	971,343	910,359
Interest expense	208,520	171,687	121,520
Total income tax provision	172,675	292,364	186,026
Depletion, depreciation and amortization	1,195,358	974,300	716,688
Accretion of asset retirement obligations	7,846	6,027	3,943
Unrealized (gain) loss on derivatives	(18,084)	(13,299)	1,261
Non-cash stock-based compensation expense	18,327	14,982	13,661
Net loss on impairment	589	—	202
(Income) expense related to contingent consideration and other	(7,338)	5,420	(6,038)
Consolidated Adjusted EBITDA	2,438,662	2,422,824	1,947,622
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(144,111)	(124,047)	(98,075)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$2,294,551	$2,298,777	$1,849,547

	Year Ended December 31,
	2025	2024	2023
(In thousands)
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$2,425,015	$2,246,885	$1,867,828
Net change in operating assets and liabilities	(176,189)	(13,080)	(50,027)
Interest expense, net of non-cash portion	193,756	155,154	114,473
Current income tax provision	7,088	27,059	13,922
Net loss on asset sales and impairment	589	—	—
Other non-cash and non-recurring (income) expense	(11,597)	6,806	1,426
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(144,111)	(124,047)	(98,075)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$2,294,551	$2,298,777	$1,849,547

For the year ended December 31, 2025, we reported net income attributable to Matador shareholders of $759.2 million, as compared to $885.3 million for the year ended December 31, 2024. This decrease primarily resulted from (i) a $221.1 million increase in depletion, depreciation and amortization expenses, (ii) a $90.7 million increase in lease operating expenses, (iii) a $40.7 million increase in midstream operating expenses, (iv) a $36.8 million increase in interest expense, (v) an $8.2 million increase in transportation and processing expenses and (vi) lower realized oil and natural gas prices for the year ended December 31, 2025, as compared to the year ended December 31, 2024. These expense increases were partially offset by (i) increased oil and natural gas production and (ii) a $119.7 million decrease in the income tax provision for the year ended December 31, 2025, as compared to the year ended December 31, 2024.
Off-Balance Sheet Arrangements
 From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2025, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) firm gathering, transportation, processing, fractionation, sales and disposal commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 14 to the consolidated financial statements in this Annual Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.
Obligations and Commitments
We had the following material contractual obligations and commitments at December 31, 2025.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(In thousands)
Contractual Obligations:
Borrowings, including letters of credit(1)	$1,350,244	$—	$—	$1,350,244	$—
Senior unsecured notes(2)	2,150,000	—	500,000	—	1,650,000
Office leases	101,390	3,542	12,339	13,091	72,418
Non-operated drilling commitments(3)	79,038	79,038	—	—	—
Drilling rig contracts(4)	22,622	22,622	—	—	—
Asset retirement obligations(5)	150,372	6,309	6,785	1,720	135,558
Transportation, gathering, processing and disposal agreements with non-affiliates(6)	2,320,113	144,567	582,695	452,288	1,140,563
Transportation, gathering, processing and disposal agreements with San Mateo(7)	743,907	56,812	279,080	206,590	201,425
Midstream contracts	11,638	11,638	—	—	—
Total contractual cash obligations	$6,929,324	$324,528	$1,380,899	$2,023,933	$3,199,964
__________________
(1)The amounts included in the table above represent principal maturities only. At December 31, 2025, we had $398.0 million in borrowings outstanding under the Credit Agreement and approximately $53.8 million in outstanding letters of credit issued pursuant to the Credit Agreement. The outstanding borrowings under the Credit Agreement mature on March 22, 2029. At December 31, 2025, San Mateo had $883.0 million of borrowings outstanding under the San Mateo Credit Facility and approximately $15.4 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The outstanding borrowings under the San Mateo Credit Facility mature on November 26, 2029. Assuming the amounts outstanding and interest rates of 5.63% and 5.72%, respectively, for the Credit Agreement and the San Mateo Credit Facility at December 31, 2025, the interest expense for such facilities is expected to be approximately $22.4 million and $50.5 million, respectively, each year until maturity.
(2)The amounts included in the table above represent principal maturities only. Interest expense on the $500.0 million of outstanding 2028 Notes as of December 31, 2025 is expected to be approximately $34.4 million each year until maturity. Interest expense on the $900.0 million of outstanding 2032 Notes as of December 31, 2025 is expected to be approximately $58.5 million each year until maturity. Interest expense on the $750.0 million of outstanding 2033 Notes as of December 31, 2025 is expected to be approximately $46.9 million each year until maturity.
(3)At December 31, 2025, we had outstanding commitments to participate in the drilling and completion of various non-operated wells.
(4)We do not own or operate our own drilling rigs, but instead we enter into contracts with third parties for such drilling rigs. See Note 14 to the consolidated financial statements in this Annual Report for more information regarding these contractual commitments.
(5)The amounts included in the table above represent discounted cash flow estimates for future asset retirement obligations at December 31, 2025.

(6)From time to time, we enter into agreements with third parties whereby we commit to deliver anticipated natural gas and oil production and produced water from certain portions of our acreage for transportation, gathering, processing, fractionation, sales and disposal. Certain of these agreements contain minimum volume commitments, including contracts related to firm transportation on Energy Transfer’s Hugh Brinson Pipeline. If we do not meet the minimum volume commitments under these agreements, we would be required to pay deficiency fees. See Note 14 to the consolidated financial statements in this Annual Report for more information about these contractual commitments.
(7)We dedicated to San Mateo our current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, we dedicated to San Mateo our current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements. In connection with the Pronto Transaction, we dedicated to San Mateo our current and certain future leasehold interests in the Ranger and Antelope Ridge asset areas pursuant to 15-year, fixed fee natural gas gathering, compression, treating and processing agreements with San Mateo whereby San Mateo will gather, compress, treat and process natural gas produced from our operated wells in northern Lea County, New Mexico. See Note 14 to the consolidated financial statements in this Annual Report for more information regarding these contractual commitments.
General Outlook and Trends
Our business success and financial results are dependent on many factors beyond our control, such as economic, political and regulatory developments, as well as competition from other sources of energy. For example, the current administration and Congress have altered, and may continue to alter, our current regulatory framework and may impact our business and the oil and natural gas industry generally. Commodity price volatility, in particular, is a significant risk to our business, cash flows and results of operations. Commodity prices are affected by changes in market supply and demand, which are impacted by overall economic activity, ongoing military conflicts, including the ongoing military conflicts between Russia and Ukraine and in the Middle East, political instability, particularly in China and in the Middle East, the actions of OPEC+, weather, pipeline capacity constraints, inventory storage levels, oil and natural gas price differentials and other factors.
The prices we receive for oil, natural gas and NGLs heavily influence our revenues, profitability, cash flow available for capital expenditures, the repayment of debt, the payment of cash dividends, if any, the repurchase of our common stock, if any, access to capital, borrowing capacity under our Credit Agreement and future rate of growth. Oil, natural gas and NGL prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil, natural gas and NGLs have been volatile, and these markets will likely continue to be volatile in the future. Declines in oil, natural gas or NGL prices not only reduce our revenues, but could also reduce the amount of oil, natural gas and NGLs we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations, cash flows and reserves and our ability to comply with the financial covenants under our Credit Agreement. See “Risk Factors—Risks Related to our Financial Condition—Our success is dependent on the prices of oil, natural gas and NGLs. Low oil, natural gas and NGL prices and the continued volatility in these prices may adversely affect our financial condition and our ability to meet our capital expenditure requirements and financial obligations.”
For the year ended December 31, 2025, oil prices averaged $64.73 per Bbl, as compared to $75.76 per Bbl in 2024, ranging from a high of $80.04 per Bbl in mid-January to a low of $55.27 per Bbl in mid-December, based upon the WTI oil futures contract price for the earliest delivery date. We realized a weighted average oil price of $64.99 per Bbl (with no realized gains or losses from oil derivatives) for our oil production for the year ended December 31, 2025, as compared to $75.89 per Bbl (with no realized gains or losses from oil derivatives) for the year ended December 31, 2024. At February 24, 2026, the WTI oil futures contract price for the earliest delivery date had increased from year-end 2025, closing at $65.63 per Bbl, but was lower compared to $70.70 per Bbl on February 24, 2025.
For the year ended December 31, 2025, natural gas prices averaged $3.62 per MMBtu, as compared to $2.40 per MMBtu in 2024, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. During 2025, natural gas prices ranged from a low of $2.70 per MMBtu in late August to a high of $5.29 per MMBtu in early December. We report production volumes in two streams, oil and natural gas (which includes both dry gas and NGLs). NGL prices were also lower in 2025 as compared to 2024, which contributed to lower realized weighted average natural gas prices for the year ended December 31, 2025. We realized a weighted average natural gas price of $2.08 per Mcf ($2.20 per Mcf including realized gains from natural gas derivatives) for our natural gas production for the year ended December 31, 2025, as compared to $2.38 per Mcf ($2.47 per Mcf including realized losses from natural gas derivatives) for the year ended December 31, 2024. At February 24, 2026, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had decreased from year-end 2025, closing at $2.92 per MMBtu, and was lower as compared to $3.99 per MMBtu at February 24, 2025.
The prices we receive for oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the WTI oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At December 31, 2025, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and a significant portion of our natural gas production from the Delaware Basin was sold based on Houston Ship Channel pricing, while the remainder of our Delaware Basin natural gas production was sold primarily based on prices established at the Waha hub in far West Texas.

The Midland-Cushing (Oklahoma) oil price differential has been highly volatile in recent years. At February 24, 2026, this oil price differential was approximately +$0.66 per Bbl. At February 24, 2026, we had no derivative contracts in place to mitigate our exposure to this Midland-Cushing (Oklahoma) oil price differential for 2026.
Certain volumes of our Delaware Basin natural gas production are exposed to the Waha-Henry Hub basis differential, which has also been highly volatile in recent years. In recent years, concerns about natural gas pipeline takeaway capacity out of the Delaware Basin began to increase and a result, the Waha-Henry Hub basis differential began to widen. The Waha-Henry Hub basis differential averaged ($2.96) per MMBtu for the year ended December 31, 2025. Between December 31, 2025 and February 24, 2026, this natural gas price differential remained wide at approximately ($5.11) per MMBtu. A significant portion of our Delaware Basin natural gas production, however, is sold at Houston Ship Channel pricing and is not exposed to Waha pricing. At certain times, we may also sell a portion of our natural gas production into other markets to improve our realized natural gas pricing. For example, in the fourth quarter of 2025, the Company entered into an agreement to transport natural gas on Energy Transfer’s Hugh Brinson Pipeline. The Hugh Brinson Pipeline is expected to provide direct access from the Waha hub in the Permian Basin to Henry Hub markets along the Louisiana Gulf Coast. Further, approximately 4% of our reported natural gas production for the year ended December 31, 2025 was attributable to the Haynesville shale play, which is not exposed to Waha pricing. In addition, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
From time to time, we use derivative financial instruments to mitigate our exposure to commodity price risk associated with oil, natural gas and NGL prices. Even so, decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. This, in turn, may affect the liquidity that can be accessed through the borrowing base under the Credit Agreement and through the capital markets. During the year ended December 31, 2025, we realized gains on our natural gas basis differential derivative contracts of approximately $21.7 million resulting primarily from natural gas basis differentials that were below the fixed prices of our natural gas basis differential swap contracts.
We have at times, including in the fourth quarter of 2025, experienced pipeline-related interruptions to our oil, natural gas or NGL production or produced water disposal. In certain recent periods, shortages of NGL fractionation capacity were experienced by certain operators in the Delaware Basin. Although we did not encounter such fractionation capacity problems, we can provide no assurances that such problems will not arise. If we do experience any material interruptions with produced water disposal, takeaway capacity or NGL fractionation, our oil and natural gas revenues, business, financial condition, results of operations and cash flows could be adversely affected. Should we experience future periods of negative pricing for natural gas as we have experienced historically, including in 2024 and 2025, we may again temporarily shut in certain high gas-oil ratio wells and take other actions to mitigate the impact on our realized natural gas prices and results.
We have at times experienced inflation in the costs of certain oilfield services, materials and equipment, including diesel, steel, labor, trucking, sand, personnel and completion costs, among others. Should oil prices increase, we may be subject to additional service cost inflation in future periods, which may increase our costs to drill, complete, equip and operate wells. In addition, supply chain disruptions, tariffs and trade restrictions and other inflationary pressures experienced in recent periods throughout the United States and global economy and in the oil and natural gas industry may limit our ability to procure the necessary products and services we need for drilling, completing and producing wells in a timely and cost-effective manner, which could result in reduced margins and delays to our operations and could, in turn, adversely affect our business, financial condition, results of operations and cash flows. See “Risk Factors—Risks Related to our Financial Condition—Our industry and the broader U.S. economy have experienced higher than expected inflationary pressures in recent years. Should these conditions persist, it may impact our ability to procure services, materials and equipment on a cost-effective basis, or at all, and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected” and “Risk Factors—Risks Related to Laws and Regulations—Changes in U.S. foreign trade policies, including the imposition of additional tariffs and other trade barriers, and efforts to withdraw from or materially modify international trade agreements, may materially and adversely affect our business, operations and financial condition.”
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses during each reporting period. We believe that our estimates and assumptions are reasonable and reliable and that the actual results will not differ significantly from those reported; however, such estimates and assumptions are subject to a number of risks and uncertainties, and such risks and uncertainties could cause the actual results to differ materially from our estimates. We consider the following to be our most critical accounting policies and estimates involving significant judgment or estimates by our management. See Note 2 to the consolidated financial statements in this Annual Report for further details on our accounting policies at December 31, 2025.
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
Capitalized costs of oil and natural gas properties are depleted using the unit-of-production method based upon production and estimates of proved reserves quantities. Unproved and unevaluated property costs are excluded from the depletable base used to determine depletion. Unproved and unevaluated properties are assessed for possible impairment on a periodic basis based upon changes in operating or economic conditions. This assessment includes consideration of the following factors, among others: the assignment of proved reserves, geological and geophysical evaluations, intent to drill, remaining lease term and drilling activity and results. Upon impairment, the costs of the unproved and unevaluated properties are immediately included in the depletable base. Exploratory dry holes are included in the depletable base immediately upon the determination that the well is not productive.
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
We record all derivative financial instruments at fair value, which is determined using purchase and sale information available for similarly traded securities. Additionally, we have considered the credit standing of the counterparties in determining the fair value of our derivative financial instruments.
At December 31, 2025, we had various costless collar contracts open and in place to mitigate our exposure to oil price volatility, each with an established price floor and ceiling. At December 31, 2025, we had natural gas basis differential swap contracts open and in place to mitigate our exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price. We had no open contracts associated with NGL prices at December 31, 2025.
See Note 12 to the consolidated financial statements in this Annual Report for a summary of our open derivative financial instruments at December 31, 2025. Such information is incorporated herein by reference.
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
Interest rate risk. We do not and have not used interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense on existing debt. At December 31, 2025, we had $398.0 million of outstanding borrowings under our Credit Agreement at an interest rate of 5.63%, $500.0 million of outstanding 2028 Notes at a coupon rate of 6.875%, $900.0 million of outstanding 2032 Notes at a coupon rate of 6.500%, $750.0 million of outstanding 2033 Notes at a coupon rate of 6.250% and $883.0 million of outstanding borrowings under the San Mateo Credit Facility at an interest rate of 5.72%. If we incur additional indebtedness in the future and at higher interest rates, we may use interest rate derivatives. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
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
While we do not require our customers to post collateral and we do not have a formal process in place to evaluate and assess the credit standing of our significant customers for oil and natural gas receivables and the counterparties on our derivative instruments, we do evaluate the credit standing of such counterparties as we deem appropriate under the circumstances. This evaluation requires us to conduct the due diligence necessary to determine credit terms and credit limits, which may include (i) reviewing a counterparty’s credit rating, latest financial information and, in the case of a customer with which we have receivables, its historical payment record and the financial ability of its parent company to make payment if the customer cannot and (ii) undertaking the due diligence necessary to determine credit terms and credit limits. The counterparties on our derivative financial instruments in place at February 24, 2026 were Bank of America, PNC Bank, Truist Bank, The Bank of Nova Scotia, Royal Bank of Canada, Comerica Bank, BOKF (or affiliates thereof), The Toronto Dominion Bank, J.P. Morgan Chase Bank and Wells Fargo Bank, which are all lenders under our Credit Agreement.
Impact of inflation. Although inflation in the U.S. softened in 2024 and 2025, prices for many services, materials and equipment have remained elevated relative to pre-2022 levels. We do not know how long these inflationary pressures may persist or the impact they may have on our business moving forward. We tend to specifically experience inflationary pressure on the cost of oilfield services and equipment with increases in oil and natural gas prices and with increases in drilling activity in our areas of operations, including the Wolfcamp and Bone Spring plays in the Delaware Basin and the Haynesville shale play. See “Risk Factors—Risks Related to our Financial Condition—Our industry and the broader U.S. economy have experienced higher than expected inflationary pressures in recent years related to increases in oil and natural gas prices, continued supply chain disruptions, labor shortages and geopolitical instability, among other pressures. Should these conditions persist, it may impact our ability to procure services, materials and equipment on a cost-effective basis, or at all, and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected” and “Risk Factors—Risks Related to our Operations—The unavailability or high cost of drilling rigs, completion equipment and services, supplies and personnel, including hydraulic fracturing equipment and personnel, could adversely affect our ability to establish and execute exploration and development plans within budget and on a timely basis, which could have a material adverse effect on our financial condition, results of operations and cash flows.”
Item 8. Financial Statements and Supplementary Data.
Our financial statements appear at the end of this Annual Report beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2025, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.
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
KPMG, our independent registered public accounting firm, has issued an attestation report on our controls over financial reporting as of December 31, 2025 as included herein.
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
Opinion on Internal Control Over Financial Reporting
We have audited Matador Resources Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Dallas, Texas
February 26, 2026

Item 9B. Other Information.
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report (our “Definitive Proxy Statement”). Such responsive information is expected to be included under the captions “Proposal 1—Election of Directors,” “Corporate Governance,” “Executive Compensation” and “Director Compensation.”
Item 11. Executive Compensation.
The information required in response to this Item 11 is incorporated herein by reference to our Definitive Proxy Statement under the caption “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table presents the securities authorized for issuance under our equity compensation plans as of December 31, 2025.

Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(1)(2)	1,297,593	$—	6,739,067
Equity compensation plans not approved by security holders	—	—	—
Total	1,297,593	$—	6,739,067
__________________

(1)The Matador Resources Company 2019 Long-Term Incentive Plan (the “2019 Incentive Plan”) was adopted by our Board in April 2019 and approved by our shareholders on June 6, 2019. For a description of our 2019 Incentive Plan, see Note 9 to the consolidated financial statements in this Annual Report.
(2)The Matador Resources Company 2022 Employee Stock Purchase Plan (the “ESPP”) was adopted by our Board in April 2022 and approved by our shareholders on June 10, 2022. For a description of our ESPP, see Note 9 to the consolidated financial statements in this Annual Report.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Annual Report:
1. Index to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2025 and 2024, Consolidated Statements of Income for the Years Ended December 31, 2025, 2024 and 2023, Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023 and Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023.
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

2.6
Amendment No. 2 to Securities Purchase Agreement, dated February 14, 2025, by and among MRC Toro, LLC, Ameredev II Parent, LLC, Ameredev Intermediate II, LLC (incorporated by reference to Exhibit 2.6 to the Annual Report on Form 10-K for the year ended December 31, 2024).

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

4.8
First Supplemental Indenture, dated as of March 18, 2025, by and among Matador Resources Company, MRC Royalties, LLC, the existing subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).

4.9
Second Supplemental Indenture, dated as of March 18, 2025, by and among Matador Resources Company, MRC Royalties, LLC, the existing subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).

4.10
Third Supplemental Indenture, dated as of March 18, 2025, by and among Matador Resources Company, MRC Royalties, LLC, the existing subsidiary guarantors and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).

4.11	Description of Capital Stock (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 2019).

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

10.9†	Advisor Agreement between MRC Energy Company and G. Gregg Krug, effective February 28, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 23, 2026).

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

10.14
First Amendment to Fourth Amended and Restated Credit Agreement dated as of April 25, 2022, by and among MRC Energy Company, as Borrower, the lending entities parties thereto as Lenders, and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.15
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 31, 2023, by and among MRC Energy Company, as Borrower, the lending entities parties thereto as Lenders, Royal Bank of Canada, as resigning Administrative Agent, and Truist Bank, as successor Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2023).

10.16
Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 10, 2023, by and among MRC Energy Company, as Borrower, the lending entities parties thereto as Lenders, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.17
Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 19, 2023, by and among MRC Energy Company, as Borrower, the lending entities parties thereto as Lenders, and Truist Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 19, 2023).

10.18
Fifth Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 22, 2024, by and among MRC Energy Company, as Borrower, the lending entities parties thereto as Lenders, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 25, 2024).

10.19
Sixth Amendment to Fourth Amended and Restated Credit Agreement, dated as of September 18, 2024, by and among MRC Energy Company, as Borrower, the lending entities parties thereto as Lenders, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 19, 2024).

10.20
Seventh Amendment to Fourth Amended and Restated Credit Agreement, dated as of December 9, 2025, by and among MRC Energy Company, as Borrower, the lending entities parties thereto as Lenders, and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 9, 2025).

10.21†
Matador Resources Company Nonqualified Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K for the year ended December 31, 2015).

10.22†
Matador Resources Company Annual Cash Incentive Plan, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K for the year ended December 31, 2018).

10.23†	Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 11, 2015).

10.24†
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

10.26†
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

10.28†
Form of Restricted Stock Unit Award Agreement for Annual Grants with delayed delivery relating to the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.29†
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

10.33†
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

10.36†	Matador Resources Company 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on June 6, 2019).

10.37†
First Amendment to Matador Resources Company 2019 Long-Term Incentive Plan effective April 21, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2022).

10.38†
Form of Restricted Stock Unit Award Agreement for director awards under the Matador Resources Company 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.39†
Form of Restricted Stock Unit Award Agreement for director awards with deferred delivery under the Matador Resources Company 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.40†
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

10.42†
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

10.44†
Form of Restricted Stock Award Agreement for awards under the Matador Resources Company 2019 Long-Term Incentive Plan with ratable vesting for employees without employment agreements (incorporated by reference to Exhibit 10.60 to the Annual Report on Form 10-K for the year ended December 31, 2021).

10.45†
Form of Stock Option Cancellation Agreement for certain stock options under the Matador Resources Company Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K for the year ended December 31, 2020).

10.46†	Matador Resources Company 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 16, 2022).

19.1	Matador Resources Company Insider Trading Policy (filed herewith).

21.1	List of Subsidiaries of Matador Resources Company (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

23.2	Consent of Netherland, Sewell & Associates, Inc. (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97	Matador Resources Company Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K for the year ended December 31, 2023).

99.1	Audit report of Netherland, Sewell & Associates, Inc. (filed herewith).

101
The following financial information from Matador Resources Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

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

MATADOR RESOURCES COMPANY

February 26, 2026	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Wm. Foran	Chairman and Chief Executive Officer	February 26, 2026
Joseph Wm. Foran	(Principal Executive Officer)

/s/ Robert T. Macalik	Executive Vice President and Chief Financial Officer	February 26, 2026
Robert T. Macalik	(Principal Financial Officer)

/s/ Benjamin T. Colodney	Senior Vice President and Chief Accounting Officer	February 26, 2026
Benjamin T. Colodney	(Principal Accounting Officer)

/s/ Shelley F. Appel	Director	February 26, 2026
Shelley F. Appel

/s/ Reynald A. Baribault	Director	February 26, 2026
Reynald A. Baribault

/s/ R. Gaines Baty	Director	February 26, 2026
R. Gaines Baty

/s/ William M. Byerley	Director	February 26, 2026
William M. Byerley

/s/ Monika U. Ehrman	Director	February 26, 2026
Monika U. Ehrman

/s/ Paul W. Harvey	Director	February 26, 2026
Paul W. Harvey

/s/ Timothy E. Parker	Director	February 26, 2026
Timothy E. Parker

/s/ Kenneth L. Stewart	Director	February 26, 2026
Kenneth L. Stewart
/s/ Susan M. Ward	Director	February 26, 2026
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
NYMEX. New York Mercantile Exchange.
Organization of Petroleum Exporting Countries or OPEC. An intergovernmental group of 12 of the world’s major oil-exporting countries, which was founded in 1960 to coordinate the petroleum policies of its members and to provide member countries with technical and economic aid.
OPEC+. A loose affiliation of the member countries of OPEC and 11 of the world’s other major oil-exporting countries, including Russia.
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
December 31, 2025, 2024 and 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Matador Resources Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Matador Resources Company and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

For the year ended December 31, 2025, the Company recorded depletion expense of evaluated oil and natural gas properties of $1.1 billion. Additionally, as discussed in Note 3 to the consolidated financial statements, the Company’s consolidated balance sheet includes $14.3 billion of gross evaluated oil and natural gas properties as of December 31, 2025. The Company’s internal reservoir engineers prepare an estimate of the proved oil and natural gas reserves, and the Company engages external reservoir engineers to independently evaluate the proved oil and natural gas reserves estimated by the Company.

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
February 26, 2026

Matador Resources Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2025	2024
ASSETS
Current assets
Cash	$15,314	$23,033
Restricted cash	64,163	71,709
Accounts receivable
Oil and natural gas revenues	286,158	331,590
Joint interest billings	140,043	260,555
Other	103,628	62,584
Derivative instruments	34,052	15,968
Lease and well equipment inventory	43,842	38,469
Prepaid expenses and other current assets	129,368	123,437
Total current assets	816,568	927,345
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	14,286,726	12,534,290
Unproved and unevaluated	1,823,456	1,702,203
Midstream properties	1,963,059	1,683,334
Other property and equipment	53,199	47,532
Less accumulated depletion, depreciation and amortization	(7,395,142)	(6,203,263)
Net property and equipment	10,731,298	9,764,096
Other assets
Other long-term assets	162,703	158,668
Total assets	$11,710,569	$10,850,109
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$540,620	$619,167
Royalties payable	351,062	227,865
Advances from joint interest owners	64,169	83,338
Other current liabilities	75,658	64,987
Total current liabilities	1,031,509	995,357
Long-term liabilities
Borrowings under Credit Agreement	398,000	595,500
Borrowings under San Mateo Credit Facility	883,000	615,000
Senior unsecured notes payable	2,121,102	2,114,908
Asset retirement obligations	144,063	114,237
Deferred income taxes	1,015,931	847,666
Other long-term liabilities	120,312	110,009
Total long-term liabilities	4,682,408	4,397,320
Commitments and contingencies (Note 14)
Shareholders’ equity
Common stock — $0.01 par value, 160,000,000 shares authorized; 124,409,739 and 125,101,268 shares issued; and 124,262,322 and 125,048,396 shares outstanding, respectively	1,244	1,251
Additional paid-in capital	2,509,118	2,533,247
Retained earnings	3,153,112	2,556,987
Treasury stock, at cost, 147,417 and 52,872 shares, respectively	(5,333)	(2,336)
Total Matador Resources Company shareholders’ equity	5,658,141	5,089,149
Non-controlling interest in subsidiaries	338,511	368,283
Total shareholders’ equity	5,996,652	5,457,432
Total liabilities and shareholders’ equity	$11,710,569	$10,850,109
The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Oil and natural gas revenues	$3,238,750	$3,143,834	$2,545,599
Third-party midstream services revenues	164,733	141,027	122,153
Sales of purchased natural gas	253,031	194,097	149,869
Realized gain (loss) on derivatives	21,679	12,724	(9,575)
Unrealized gain (loss) on derivatives	18,084	13,299	(1,261)
Total revenues	3,696,277	3,504,981	2,806,785
Expenses
Lease operating	415,810	325,145	232,521
Transportation and processing	66,787	58,593	59,912
Midstream operating	208,142	167,400	124,021
Purchased natural gas	163,094	142,715	129,401
Depletion, depreciation and amortization	1,195,358	974,300	716,688
Taxes other than income	275,629	268,649	220,604
Accretion of asset retirement obligations	7,846	6,027	3,943
General and administrative	137,069	127,454	110,373
Total expenses	2,469,735	2,070,283	1,597,463
Operating income	1,226,542	1,434,698	1,209,322
Other income (expense)
Net loss on asset sales and impairment	(589)	—	(202)
Interest expense	(208,520)	(171,687)	(121,520)
Other income	16,011	696	8,785
Total other expense	(193,098)	(170,991)	(112,937)
Income before income taxes	1,033,444	1,263,707	1,096,385
Income tax provision (benefit)
Current	7,088	27,059	13,922
Deferred	165,587	265,305	172,104
Total income tax provision	172,675	292,364	186,026
Net income	860,769	971,343	910,359
Net income attributable to non-controlling interest in subsidiaries	(101,548)	(86,021)	(64,285)
Net income attributable to Matador Resources Company shareholders	$759,221	$885,322	$846,074
Earnings per common share
Basic	$6.10	$7.16	$7.10
Diluted	$6.09	$7.14	$7.05
Weighted average common shares outstanding
Basic	124,556	123,568	119,139
Diluted	124,586	124,076	119,980

The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
For the Years Ended December 31, 2025, 2024 and 2023

							Total shareholders’ equity attributable to Matador Resources Company

			Additional paid-in capital	Retained earnings	Treasury Stock			Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2023	118,953	1,190	2,101,999	1,007,642	5	(34)	3,110,797	206,294	3,317,091
Dividends declared ($0.65 per share)	—	—	—	(77,175)	—	—	(77,175)	—	(77,175)
Issuance of stock pursuant to incentive and purchase plans, net of shares withheld for taxes	656	6	(15,511)	—	146	(5,087)	(20,592)	—	(20,592)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	21,580	—	—	—	21,580	—	21,580
Contribution related to formation of San Mateo, net of tax of $8.0 million (See Note 11)	—	—	30,178	—	—	—	30,178	—	30,178
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	24,500	24,500
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(78,253)	(78,253)
Cancellation of treasury stock	(131)	(2)	(5,074)	—	(131)	5,076	—	—	—
Current period net income	—	—	—	846,074	—	—	846,074	64,285	910,359
Balance at December 31, 2023	119,478	$1,194	$2,133,172	$1,776,541	20	$(45)	$3,910,862	$216,826	$4,127,688
Dividends declared ($0.85 per share)	—	—	—	(104,876)	—	—	(104,876)	—	(104,876)
Issuance of stock pursuant to incentive and purchase plans, net of shares withheld for taxes	455	4	(9,205)	—	115	(5,319)	(14,520)	—	(14,520)
Issuance of common stock pursuant to public offering	5,250	53	344,610	—	—	—	344,663	—	344,663
Cost to issue equity	—	—	(2,566)	—	—	—	(2,566)	—	(2,566)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	23,749	—	—	—	23,749	—	23,749
Contribution of Pronto to San Mateo (See Note 11)	—	—	27,713	—	—	—	27,713	143,787	171,500
Contributions related to formation of San Mateo, net of tax of $5.0 million (See Note 11)	—	—	18,802	—	—	—	18,802	—	18,802
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	19,110	19,110
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(97,461)	(97,461)
Cancellation of treasury stock	(82)	—	(3,028)	—	(82)	3,028	—	—	—
Current period net income	—	—	—	885,322	—	—	885,322	86,021	971,343
Balance at December 31, 2024	125,101	$1,251	$2,533,247	$2,556,987	53	$(2,336)	$5,089,149	$368,283	$5,457,432

							Total shareholders’ equity attributable to Matador Resources Company

			Additional paid-in capital	Retained earnings	Treasury Stock			Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2025	125,101	$1,251	$2,533,247	$2,556,987	53	$(2,336)	$5,089,149	$368,283	$5,457,432
Dividends declared ($1.3125 per share)	—	—	—	(163,096)	—	—	(163,096)	—	(163,096)
Issuance of stock pursuant to incentive and purchase plans, net of shares withheld for taxes	693	7	(5,364)	—	127	(3,970)	(9,327)	—	(9,327)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	28,332	—	—	—	28,332	—	28,332
Contributions related to formation of San Mateo, net of tax of $2.7 million (See Note 11)	—	—	10,270	—	—	—	10,270	—	10,270
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(131,320)	(131,320)
Cancellation of treasury stock	(1,384)	(14)	(57,367)	—	(1,384)	57,381	—	—	—
Repurchases of common stock	—	—	—	—	1,351	(56,408)	(56,408)	—	(56,408)
Current period net income	—	—	—	759,221	—	—	759,221	101,548	860,769
Balance at December 31, 2025	124,410	$1,244	$2,509,118	$3,153,112	147	$(5,333)	$5,658,141	$338,511	$5,996,652

The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income	$860,769	$971,343	$910,359
Adjustments to reconcile net income to net cash provided by operating activities
Depletion, depreciation and amortization	1,195,358	974,300	716,688
Deferred income tax provision	165,587	265,305	172,104
Stock-based compensation expense	18,327	14,982	13,661
Unrealized (gain) loss on derivatives	(18,084)	(13,299)	1,261
Amortization of debt issuance cost and other debt related costs	14,764	16,533	7,047
Accretion of asset retirement obligations	7,846	6,027	3,943
Other non-cash changes	4,259	(1,386)	(7,262)
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other current assets	114,285	(138,137)	48,136
Lease and well equipment inventory	(35,313)	(10,934)	(3,034)
Other long-term assets	(10)	4,052	646
Accounts payable, accrued liabilities and other current liabilities	(8,930)	33,748	2,810
Royalties payable	123,196	56,193	34,273
Advances from joint interest owners	(19,170)	63,384	(32,402)
Other long-term liabilities	2,131	4,774	(402)
Net cash provided by operating activities	2,425,015	2,246,885	1,867,828
Investing activities
Drilling, completion and equipping capital expenditures	(1,542,253)	(1,222,831)	(1,192,800)
Acquisition of oil and natural gas properties	(339,126)	(454,443)	(187,655)
Midstream capital expenditures	(297,746)	(283,881)	(165,719)
Expenditures for other property and equipment	(4,246)	(5,691)	(3,636)
Proceeds from sale of assets and other	22,426	12,370	14,750
Proceeds from sale of equity method investment	3,263	113,576	—
Acquisition of Ameredev	—	(1,831,214)	—
Acquisition of Advance	—	—	(1,676,132)
Net cash used in investing activities	(2,157,682)	(3,672,114)	(3,211,192)
Financing activities
Repayments of borrowings under Credit Agreement	(2,367,500)	(3,969,500)	(3,032,000)
Borrowings under Credit Agreement	2,170,000	4,065,000	3,532,000
Repayments of borrowings under San Mateo Credit Facility	(345,000)	(733,000)	(171,000)
Borrowings under San Mateo Credit Facility	613,000	826,000	228,000
Cost to enter into or amend credit facilities	(2,406)	(33,436)	(9,296)
Dividends paid	(163,096)	(104,876)	(77,175)
Repurchases of common stock	(55,849)	—	—
Contributions related to formation of San Mateo	13,000	23,800	38,200
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(131,320)	(97,461)	(78,253)
Taxes paid related to net share settlement of stock-based compensation	(11,960)	(16,956)	(22,910)
Proceeds from issuance of senior unsecured notes	—	1,650,000	494,800
Purchase of senior unsecured notes	—	(699,191)	—
Issuance costs of senior unsecured notes	—	(28,157)	(8,503)
Proceeds from issuance of common stock	—	344,663	—
Contribution related to Pronto Transaction	—	171,500	—
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	19,110	24,500
Other	(1,467)	(3,823)	(16,031)
Net cash (used in) provided by financing activities	(282,598)	1,413,673	902,332
Decrease in cash and restricted cash	(15,265)	(11,556)	(441,032)
Cash and restricted cash at beginning of period	94,742	106,298	547,330
Cash and restricted cash at end of period	$79,477	$94,742	$106,298
Supplemental disclosures of cash flow information (Note 15)
The accompanying notes are an integral part of these consolidated financial statements.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025, 2024 and 2023

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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of Matador and its wholly-owned and majority-owned subsidiaries. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Accordingly, the Company consolidates certain subsidiaries and joint ventures that are less-than-wholly-owned and are not involved in oil and natural gas exploration, including San Mateo, and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The Company proportionately consolidates certain joint ventures that are less-than-wholly-owned and are involved in oil and natural gas exploration. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain reclassifications to captions within the consolidated balance sheets, statements of income and statements of changes in shareholders’ equity have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations, cash flows or retained earnings.
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
December 31, 2025, 2024 and 2023
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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
For the years ended December 31, 2025, 2024 and 2023, three significant purchasers accounted for 72%, 79% and 76%, respectively, of the Company’s total oil, natural gas and NGL revenues: Plains Marketing, L.P. (49%, 53% and 42%, respectively), Exxon Mobil Corporation (13%, 15% and 24%, respectively) and Enterprise Products Partners L.P. (10%, 11% and 10%, respectively). If any one of Matador’s major customers were to stop purchasing its production, the Company believes there are a number of other purchasers to whom the Company could sell Matador’s production. If multiple significant customers were to discontinue purchasing Matador’s production abruptly, the Company believes it would have the resources needed to access alternative customers or markets and avoid or materially mitigate associated sales disruptions. At December 31, 2025, 2024 and 2023, approximately 32%, 32% and 38%, respectively, of the Company’s accounts receivable, including joint interest billings, related to the top three purchasers.
Lease and Well Equipment Inventory
Lease and well equipment inventory is stated at the lower of cost or net realizable value and consists entirely of materials or equipment scheduled for use in future well or midstream operations.
Oil and Natural Gas Properties
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, all costs associated with the acquisition, exploration and development of oil and natural gas properties and reserves, including unproved and unevaluated property costs, are capitalized as incurred and accumulated in a single cost center representing the Company’s activities, which are undertaken exclusively in the United States. Such costs include lease acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, costs of drilling both productive and non-productive wells, capitalized interest on qualifying projects and general and administrative expenses directly related to acquisition, exploration and development activities, but do not include any costs related to production, selling or general corporate administrative activities. The Company capitalized $71.7 million, $66.6 million and $54.2 million of its general and administrative costs into oil and natural gas properties in 2025, 2024 and 2023, respectively. The Company capitalized $21.2 million, $17.5 million and $20.2 million of its interest expense into oil and natural gas properties for the years ended December 31, 2025, 2024 and 2023, respectively.
Capitalized costs of oil and natural gas properties are depleted using the unit-of-production method based upon production and estimates of proved reserves quantities. For the years ended December 31, 2025, 2024 and 2023, the Company recorded depletion expense of $1.13 billion, $925.6 million and $672.0 million, respectively. Unproved and unevaluated property costs are excluded from the depletable base used to determine depletion. Unproved and unevaluated properties are assessed for possible impairment on a periodic basis based upon changes in operating or economic conditions. This assessment includes consideration of the following factors, among others: the assignment of proved reserves, geological and geophysical evaluations, intent to drill, remaining lease term and drilling activity and results. Upon impairment, the costs of the unproved and unevaluated properties are immediately included in the depletable base. Exploratory dry holes are included in the depletable base immediately upon determination that the well is not productive.
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
December 31, 2025, 2024 and 2023
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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
The estimated present value of after-tax future net cash flows from proved oil and natural gas reserves is highly dependent upon the quantities of proved reserves, the estimation of which requires substantial judgment. The associated commodity prices and the applicable discount rate used in these estimates are in accordance with guidelines established by the SEC. Under these guidelines, oil and natural gas reserves are estimated using then-current operating and economic conditions, with no provision for price and cost changes in future periods except by contractual arrangements. Future net revenues are calculated using prices that represent the arithmetic averages of the first-day-of-the-month oil and natural gas prices for the previous 12-month period, and a 10% discount factor is used to determine the present value of future net revenues. For the period from January through December 2025, these average oil and natural gas prices were $61.82 per Bbl and $3.39 per MMBtu, respectively. For the period from January through December 2024, these average oil and natural gas prices were $71.96 per Bbl and $2.13 per MMBtu, respectively. For the period from January through December 2023, these average oil and natural gas prices were $74.70 per Bbl and $2.64 per MMBtu, respectively. In estimating the present value of after-tax future net cash flows from proved oil and natural gas reserves, the average oil prices were further adjusted by property for quality, transportation and marketing fees and regional price differentials, and the average natural gas prices were further adjusted by property for energy content, transportation and marketing fees and regional price differentials.
During the years ended December 31, 2025, 2024 and 2023, the Company’s full-cost ceiling exceeded the net capitalized costs less related deferred income taxes. As a result, the Company recorded no impairment to its net capitalized costs during the years ended December 31, 2025, 2024 and 2023. Changes in oil and natural gas production rates, oil and natural gas prices, reserves estimates, future development costs and other factors will determine the Company’s actual ceiling test computation and impairment analyses in future periods.
Midstream Properties and Other Property and Equipment
Midstream properties and other property and equipment are recorded at historical cost or acquisition date fair value and include midstream equipment and facilities, including the Company’s pipelines, processing facilities and produced water disposal systems, and corporate assets, including furniture, fixtures, equipment, land and leasehold improvements. Midstream equipment and facilities are depreciated over a 30-year useful life using the straight-line, mid-month convention method. Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Software, furniture, fixtures and other equipment are depreciated over their useful life (five to 30 years) using the straight-line method. The Company capitalized $3.5 million, $3.4 million and $2.9 million of general and administrative costs into midstream properties in 2025, 2024 and 2023, respectively. The Company capitalized $7.6 million, $12.2 million and $2.1 million of interest expense into midstream properties for the years ended December 31, 2025, 2024 and 2023, respectively. Maintenance and repair costs that do not extend the useful life of the property or equipment are expensed as incurred. See Note 3 for a detail of midstream properties and other property and equipment.
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
December 31, 2025, 2024 and 2023
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
The majority of the Company’s oil marketing contracts transfer physical custody and title at or near the wellhead or a central delivery point, which is generally when control of the oil has been transferred to the purchaser. The majority of the oil produced is sold under contracts using market-based pricing, which price is then adjusted for differentials based upon delivery location and oil quality. To the extent the differentials are incurred at or after the transfer of control of the oil, the differentials are included in oil revenues on the statements of income, as they represent part of the transaction price of the contract. If the differentials, or other related costs, are incurred prior to the transfer of control of the oil, those costs are included in transportation and processing expenses on the Company’s consolidated statements of income, as they represent payment for services performed outside of the contract with the customer.
The Company’s natural gas is sold at the lease location, at the inlet or outlet of a natural gas processing plant or at an interconnect near a marketing hub following transportation from a processing plant. The majority of the Company’s natural gas is sold under fee-based contracts. When the natural gas is sold at the lease, the purchaser gathers the natural gas via pipeline to natural gas processing plants where, if necessary, NGLs are extracted. The NGLs and remaining residue natural gas are then sold by the purchaser, or if the Company elects to take in-kind the natural gas or the NGLs, the Company sells the natural gas or the NGLs to a third party. Under the fee-based contracts, the Company receives NGL and residue natural gas value, less the fee component, or is invoiced the fee component. To the extent control of the natural gas transfers upstream of the gathering and processing activities, revenue is recognized as the net amount received from the purchaser. To the extent that control transfers downstream of those services, revenue is recognized on a gross basis, and the related costs are included in transportation and processing expenses on the Company’s consolidated statements of income.
The Company recognizes midstream services revenues at the time services have been rendered and the price is fixed and determinable. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in the Company’s operated wells. All midstream services revenues related to the Company’s

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
working interest are eliminated in consolidation. Since the Company has a right to payment from its customers in amounts that correspond directly to the value that the customer receives from the performance completed on each contract, the Company applies the practical expedient in ASC Topic 606, Revenue from Contracts with Customers that allows recognition of revenue in the amount for which there is a right to invoice the customer without estimating a transaction price for each contract and allocating that transaction price to the performance obligations within each contract.
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
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the years ended December 31, 2025, 2024 and 2023 (in thousands).

	Year Ended December 31,
	2025	2024	2023
Revenues from contracts with customers	$3,656,514	$3,478,958	$2,817,621
Realized gain (loss) on derivatives	21,679	12,724	(9,575)
Unrealized gain (loss) on derivatives	18,084	13,299	(1,261)
Total revenues	$3,696,277	$3,504,981	$2,806,785

	Year Ended December 31,
	2025	2024	2023
Oil revenues	$2,840,167	$2,772,360	$2,144,894
Natural gas revenues	398,583	371,474	400,705
Third-party midstream services revenues	164,733	141,027	122,153
Sales of purchased natural gas	253,031	194,097	149,869
Total revenues from contracts with customers	$3,656,514	$3,478,958	$2,817,621

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
December 31, 2025, 2024 and 2023
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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
The Company’s consolidated statements of income for the years ended December 31, 2025, 2024 and 2023 include equity-based compensation (non-cash) expense of $18.3 million, $15.0 million and $13.7 million, respectively. This equity-based compensation expense includes common stock awards granted to employees and restricted stock units paid to independent members of the Board and advisors as compensation for their services to the Company totaling $1.7 million, $1.3 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Income Taxes
The Company accounts for income taxes using the asset and liability approach for financial accounting and reporting. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and records a valuation allowance for the portion of any deferred tax assets for which it is more likely than not that the benefit from the deferred tax asset will not be realized.
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
When necessary, the Company would include interest assessed by taxing authorities in “Interest expense” and penalties related to income taxes in “Other expense” on its consolidated statements of income. The Company did not record any interest or penalties related to income taxes for the years ended December 31, 2025, 2024 and 2023.
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
December 31, 2025, 2024 and 2023
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The following are reconciliations of the numerators and denominators used to compute the Company’s basic and diluted earnings per common share as reported for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share data).

	Year Ended December 31,
	2025	2024	2023
Net income attributable to Matador Resources Company shareholders — numerator	$759,221	$885,322	$846,074
Weighted average common shares outstanding — denominator
Basic	124,556	123,568	119,139
Dilutive effect of options and restricted stock units	30	508	841
Diluted weighted average common shares outstanding	124,586	124,076	119,980
Earnings per common share attributable to Matador Resources Company shareholders
Basic	$6.10	$7.16	$7.10
Diluted	$6.09	$7.14	$7.05
 Credit Risk
The Company’s cash is held in financial institutions and at times these amounts exceed the insurance limits of the Federal Deposit Insurance Corporation. Management believes, however, that the Company’s counterparty risks are minimal based on the reputation and history of the institutions selected.
The Company uses derivative financial instruments to mitigate its exposure to oil, natural gas and NGL price volatility. These transactions expose the Company to potential credit risk from its counterparties. The Company manages counterparty credit risk through established internal derivatives policies that are reviewed on an ongoing basis. Additionally, the Company’s commodity derivative contracts at December 31, 2025 were all with lenders under the Company’s reserves-based revolving credit agreement (the “Credit Agreement”).
Accounts receivable constitute the principal component of additional credit risk to which the Company may be exposed. The Company attempts to minimize credit risk exposure to counterparties by monitoring the financial condition and payment history of its purchasers and joint interest partners.

Recent Accounting Pronouncements
Income Taxes. In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this standard provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid. This ASU is effective for the Company prospectively to all annual periods beginning after December 15, 2024, with retrospective application permitted. The Company retrospectively adopted this standard in the current period and the changes are reflected in Note 8 of the consolidated financial statements in this Annual Report. While the adoption of this ASU modified the Company’s disclosures, it did not have an impact on the Company’s consolidated balance sheets, consolidated statements of income or consolidated statements of cash flows.
Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disclosure in the Company’s annual and interim consolidated financial statements of specified information about certain costs and expenses, including depreciation, depletion and amortization recognized as part of oil and gas producing activities and employee compensation. This ASU is effective for the Company to all annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. While the adoption of this ASU will modify the Company’s disclosures, it will not have an impact on the Company’s consolidated balance sheets, consolidated statements of income or consolidated statements of cash flows.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 3 — PROPERTY AND EQUIPMENT
The following table presents a summary of the Company’s property and equipment balances as of December 31, 2025 and 2024 (in thousands).

	December 31,
	2025	2024
Oil and natural gas properties
Evaluated (subject to depletion)	$14,286,726	$12,534,290
Unproved and unevaluated (not subject to depletion)	1,823,456	1,702,203
Total oil and natural gas properties	16,110,182	14,236,493
Accumulated depletion	(7,093,268)	(5,959,845)
Net oil and natural gas properties	9,016,914	8,276,648
Midstream properties
Midstream equipment and facilities	1,963,059	1,683,334
Accumulated depreciation	(264,938)	(211,048)
Net midstream properties	1,698,121	1,472,286
Other property and equipment
Furniture, fixtures and other equipment	22,810	20,007
Software	8,361	8,283
Leasehold improvements	22,028	19,242
Total other property and equipment	53,199	47,532
Accumulated depreciation	(36,936)	(32,370)
Net other property and equipment	16,263	15,162
Net property and equipment	$10,731,298	$9,764,096
 The following table provides a breakdown of the Company’s unproved and unevaluated property costs not subject to depletion as of December 31, 2025 and the year in which these costs were incurred (in thousands).

Description	2025	2024	2023	2022	2021 and prior	Total
Costs incurred for
Property acquisition	$255,126	$585,463	$321,062	$95,880	$420,481	$1,678,012
Exploration wells	12,560	2,313	846	164	1,011	16,894
Development wells	125,988	1,604	738	156	64	128,550
Total	$393,674	$589,380	$322,646	$96,200	$421,556	$1,823,456
Property acquisition costs are costs incurred to purchase, lease or otherwise acquire oil and natural gas properties, but may also include broker and legal expenses, geological and geophysical expenses and capitalized internal costs associated with developing oil and natural gas prospects on these properties. Property acquisition costs are transferred into the depletable base on an ongoing basis as these properties are evaluated and proved reserves are established or impairment is determined. Unproved and unevaluated properties are assessed for possible impairment on a periodic basis based upon changes in operating or economic conditions.
Property acquisition costs incurred that remain in unproved and unevaluated property at December 31, 2025 are related to the Company’s leasehold and mineral acquisitions in the Delaware Basin in Southeast New Mexico and West Texas. These costs are associated with acreage for which proved reserves have yet to be assigned. A significant portion of these costs are associated with properties that are held by production or have automatic lease renewal options. As the Company drills wells and assigns proved reserves to these properties or determines that certain portions of this acreage, if any, cannot be assigned proved reserves, portions of these costs are transferred to the depletable base.
Costs excluded from depletion also include those costs associated with exploration and development wells in progress or awaiting completion at year-end. These costs are transferred into the depletable base on an ongoing basis as these wells are completed and proved reserves are established or confirmed. These costs totaled $145.4 million at December 31, 2025, of which $16.9 million was associated with exploration wells and $128.6 million was associated with development wells. The

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 3 — PROPERTY AND EQUIPMENT — Continued
Company anticipates that most of the costs associated with these wells in progress at December 31, 2025 will be transferred to the depletable base during 2026. Unproved and unevaluated property costs for exploration and development wells incurred in years prior to 2025 are costs related to the advanced preparation for wells that the Company intends to drill in the future.
NOTE 4 — LEASES
The Company determines if an arrangement is a lease at inception of the contract. If an arrangement is a lease, the present value of the related lease payments is recorded as a liability, and an equal amount is capitalized on the Company’s consolidated balance sheets. The Company elected to include payments for non-lease components associated with certain leases when determining the present value of the lease payments. Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s estimated incremental borrowing rate, determined at the lease commencement date using the Company’s average secured borrowing rate, is used to calculate present value. The weighted average estimated incremental borrowing rates used for the year ended December 31, 2025 were 5.40% and 6.15% for operating leases and finance leases, respectively. For these purposes, the lease term includes options to extend the lease when it is reasonably certain that the Company will exercise such option. Leases with terms of 12 months or less at inception are not recorded on the consolidated balance sheets unless there is a significant cost to terminate the lease, including the cost of removal of the leased asset. As the Company is the responsible party under these arrangements, the Company records the resulting assets and liabilities on a gross basis in its consolidated balance sheets.
The following table presents supplemental consolidated statements of income information related to lease expenses, on a gross basis, for the years ended December 31, 2025 and 2024, respectively (in thousands). Lease payments represent gross payments to vendors, which, for certain of the Company’s operating assets, are partially offset by amounts received from other working interest owners in the Company’s operated wells.

	Year Ended December 31,
	2025	2024
Operating leases
Lease operating	$35,407	$30,141
General and administrative	5,189	2,910
Total operating leases(1)	40,596	33,051
Short-term leases
Lease operating	68,277	46,770
Midstream operating	8,933	11,110
General and administrative	22	54
Total short-term leases(2)(3)	77,232	57,934
Finance leases
Depreciation of assets	1,765	2,296
Interest on lease liabilities	866	607
Total finance leases	2,631	2,903
Total lease expense	$120,459	$93,888
_____________________
(1)     Does not include gross payments related to drilling rig leases of $84.7 million and $87.8 million for the years ended December 31, 2025 and 2024, respectively, that were capitalized and recorded in “Oil and natural gas properties, full-cost method” in the consolidated balance sheets at December 31, 2025 and 2024, respectively.
(2)    These costs are related to leases that are not recorded as right of use assets or lease liabilities in the consolidated balance sheets as they are short-term leases.
(3)    Does not include gross payments related to short-term drilling rig leases and other equipment rentals of $265.9 million and $231.8 million for the years ended December 31, 2025 and 2024, respectively, that were capitalized and recorded in “Oil and natural gas properties, full-cost method” in the consolidated balance sheets at December 31, 2025 and 2024, respectively.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 4 — LEASES — Continued
The following table presents supplemental consolidated balance sheet information related to leases as of December 31, 2025 and 2024, respectively (in thousands).

	December 31,
	2025	2024
Operating leases
Other long-term assets	$138,655	$127,445
Other current liabilities	$(65,091)	$(57,924)
Other long-term liabilities	(79,190)	(72,498)
Total operating lease liabilities	$(144,281)	$(130,422)

Finance leases
Other property and equipment, at cost	$14,204	$12,783
Accumulated depreciation	(11,297)	(9,532)
Net property and equipment	$2,907	$3,251
Other current liabilities	$(1,113)	$(1,312)
Other long-term liabilities	(1,175)	(1,021)
Total finance lease liabilities	$(2,288)	$(2,333)

The following table presents supplemental consolidated cash flow information related to lease payments for the years ended December 31, 2025 and 2024, respectively (in thousands).

	Year Ended December 31,
	2025	2024
Cash paid related to lease liabilities
Operating cash payments for operating leases	$36,725	$37,155
Investing cash payments for operating leases	$84,663	$87,776
Financing cash payments for finance leases	$1,466	$1,257

Right of use assets obtained in exchange for lease obligations entered into during the period
Operating leases	$139,400	$207,279
Finance leases	$1,421	$1,467
The following table presents the maturities of lease liabilities at December 31, 2025 (in years).

Weighted-Average Remaining Lease Term	December 31, 2025
Operating leases	7.3
Finance leases	1.9

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 4 — LEASES — Continued
The following table presents a schedule of future minimum lease payments required under all lease agreements as of December 31, 2025 (in thousands).

	December 31, 2025
	Operating Leases	Finance Leases
2026	$65,091	$1,113
2027	25,690	808
2028	13,383	384
2029	7,618	—
2030	5,076	—
Thereafter	56,618	—
Total lease payments	173,476	2,305
Less imputed interest	(29,195)	(17)
Total lease obligations	144,281	2,288
Less current obligations	(65,091)	(1,113)
Long-term lease obligations	$79,190	$1,175
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
The following table summarizes the changes in the Company’s asset retirement obligations for the years ended
December 31, 2025 and 2024 (in thousands).

	Year Ended December 31,
	2025	2024
Beginning asset retirement obligations	$122,668	$92,090
Liabilities incurred during period	10,190	7,538
Liabilities settled during period	(1,674)	(1,188)
Revisions in estimated cash flows	17,141	16,351
Acquisitions during the period	—	7,487
Divestitures during the period	(5,799)	(5,637)
Accretion expense	7,846	6,027
Ending asset retirement obligations	150,372	122,668
Less: current asset retirement obligations(1)	(6,309)	(8,431)
Long-term asset retirement obligations	$144,063	$114,237
__________________
(1)Included in “Accrued liabilities” in the Company’s consolidated balance sheets at December 31, 2025 and 2024.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 6 — BUSINESS COMBINATIONS AND DIVESTITURES
Business Combinations
San Mateo Joint Venture
On December 18, 2024, the Company completed a transaction with Five Point Infrastructure, LLC and its affiliates (previously, Five Point Energy LLC) (“Five Point”) in which the Company contributed Pronto Midstream, LLC and its subsidiary (“Pronto”), a wholly-owned subsidiary of the Company, to San Mateo, and Five Point made a cash contribution to San Mateo of $171.5 million (the “Pronto Transaction”). In connection with the Pronto Transaction, the Company received a special distribution from San Mateo of approximately $219.8 million. In addition, the Company has the potential to earn up to $75.0 million in incentive payments from Five Point over a five-year period, of which $13.0 million and $1.3 million was paid by Five Point during the years ended December 31, 2025 and 2024, respectively. San Mateo continues to be owned 51% by the Company and 49% by Five Point, with Five Point’s interest in San Mateo being accounted for as a non-controlling interest.
Subsequent to the Pronto Transaction, San Mateo owns and operates the expanded Marlan Processing Plant, which has a designed inlet capacity of 260 MMcf of natural gas per day, and operates Pronto’s six compressor stations and approximately 150 miles of natural gas gathering pipelines in Lea and Eddy Counties, New Mexico.
In connection with the Pronto Transaction, the Company dedicated to San Mateo its current and certain future leasehold interests in the Ranger and Antelope Ridge asset areas pursuant to 15-year, fixed fee natural gas gathering, compression, treating and processing agreements whereby San Mateo will gather, compress, treat and process natural gas produced from the Company’s operated wells in northern Lea County, New Mexico. In addition, San Mateo entered into certain agreements with Northwind Midstream Partners LLC (“Northwind”), previously an affiliate of Five Point, whereby Northwind will treat certain sour gas gathered and delivered by San Mateo in northern Lea County, New Mexico. Under these agreements, Northwind will redeliver the treated sweet gas from San Mateo and other third-party customers to San Mateo for processing.
Ameredev Acquisition
On September 18, 2024, a wholly-owned subsidiary of the Company completed the acquisition (the “Ameredev Acquisition”) of Ameredev Stateline II, LLC (“Ameredev”) from affiliates of EnCap Investments L.P., including (i) certain oil and natural gas producing properties and undeveloped acreage located in Lea County, New Mexico and Loving and Winkler Counties, Texas, and (ii) an approximate 19% stake (the “Piñon Investment”) in the parent company of Piñon Midstream, LLC (“Piñon”). The Ameredev Acquisition had an effective date of June 1, 2024 and an aggregate as-adjusted closing purchase price of approximately $1.83 billion in cash. The purchase price for the Ameredev Acquisition was funded by a combination of cash on hand and borrowings under the Company’s Credit Agreement, which was amended on September 18, 2024 to, among other things: (i) provide for a term loan of $250.0 million, the full amount of which was borrowed to fund the Ameredev Acquisition, and (ii) increase the elected borrowing commitments under the revolving credit facility from $1.50 billion to $2.25 billion. On September 25, 2024, the Company completed the sale of $750.0 million in aggregate principal amount of the Company’s 6.25% senior unsecured notes due 2033 (the “2033 Notes”) and used the net proceeds to partially repay borrowings outstanding under the Credit Agreement, including all of the $250.0 million in outstanding borrowings under the term loan.
The Ameredev Acquisition was accounted for under the acquisition method of accounting as a business combination in accordance with ASC Topic 805, Business Combinations. Under ASC Topic 805, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values as of the respective acquisition date, with any excess purchase price allocated to goodwill. As the Company acquired 100% of the membership interests of Ameredev, the acquisition was treated as an asset acquisition for tax purposes. The Company concluded that the Piñon Investment was an equity method investment.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 6 — BUSINESS COMBINATIONS AND DIVESTITURES — Continued
The final allocation of the total purchase price for the Ameredev Acquisition is set forth below (in thousands).

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
Divestitures
During the first quarter of 2025, the Company sold its remaining South Texas assets in the Eagle Ford shale for $22.2 million. During 2024, the Company converted approximately $12.4 million of non-core assets to cash. These properties were primarily located in South Texas and Northwest Louisiana.
On October 28, 2024, Piñon was acquired by an affiliate of Enterprise Products Partners L.P. The Company received $113.6 million from the sale of Piñon during the fourth quarter of 2024 and used these proceeds to reduce borrowings under the Credit Agreement. The Company received an additional $3.3 million from the sale of Piñon in the first half of 2025.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 7 — DEBT

The components of debt, including the effects of issuance costs and discounts, net as of December 31, 2025 and 2024, are set forth below (in thousands).

	December 31,
	2025	2024
Revolving credit agreements:
Credit Agreement due 2029	$398,000	$595,500
San Mateo Credit Facility due 2029	883,000	615,000
Senior unsecured notes:
6.875% senior notes due 2028 (the “2028 Notes”)	500,000	500,000
6.500% senior notes due 2032 (the “2032 Notes”)	900,000	900,000
6.250% senior notes due 2033 (the “2033 Notes”)	750,000	750,000
Issuance costs and discounts, net	(28,898)	(35,092)
Total senior unsecured notes payable	2,121,102	2,114,908
Total long-term debt	$3,402,102	$3,325,408
Credit Agreements
MRC Energy Company
On November 18, 2021, the Company entered into its Fourth Amended and Restated Credit Agreement with the lenders party thereto. MRC Energy Company (“MRC”), a subsidiary of Matador that directly or indirectly holds the Company’s ownership interests in its other operating subsidiaries, is the borrower under the Credit Agreement. Borrowings are secured by mortgages on at least 85% of MRC’s and the Restricted Subsidiaries’ (as defined in the Credit Agreement) proved oil and natural gas properties and by the equity interests of certain of MRC’s wholly-owned subsidiaries, which are also guarantors. San Mateo is not a guarantor of the Credit Agreement. In addition, all obligations under the Credit Agreement are guaranteed by Matador, the parent corporation. Various commodity hedging agreements with certain of the lenders under the Credit Agreement (or affiliates thereof) are also secured by the collateral of and guaranteed by certain eligible subsidiaries of MRC. The outstanding borrowings under the Credit Agreement mature on March 22, 2029 or, if earlier, the date that is up to 180 days prior to the earliest stated redemption date of any senior notes of the Company if unused availability under the revolving credit facility on such date is less than 20% of the aggregate revolving commitments, on a pro forma basis after giving effect to the repayment of such senior notes.
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
In May and December 2025, the borrowing base of the Credit Agreement was reaffirmed at $3.25 billion, and the Company kept the elected borrowing commitments at $2.25 billion. The May and December 2025 reaffirmations of the borrowing base constituted the regularly scheduled May 1 and November 1 redeterminations, respectively.
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
Total deferred loan costs were $21.5 million at December 31, 2025, and these costs are being amortized over the term of the Credit Agreement. At December 31, 2025, the Company had $398.0 million in borrowings outstanding under the Credit Agreement and approximately $53.8 million in outstanding letters of credit issued pursuant to the Credit Agreement. The Company’s effective interest rate under the Credit Agreement was 5.63% at December 31, 2025.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 7 — DEBT — Continued
The applicable interest rate margin for borrowings under the Credit Agreement ranges from 1.75% to 2.75% for borrowings bearing interest with reference to Term SOFR (as defined in the Credit Agreement) and from 0.75% to 1.75% for borrowings bearing interest with reference to the Alternate Base Rate (as defined in the Credit Agreement), in each case depending on the level of borrowings under the Credit Agreement. The interest period for Term SOFR borrowings may be one, three or six months as designated by MRC. If MRC has outstanding borrowings under the Credit Agreement and interest rates increase, so will MRC’s interest costs, which may have a material adverse effect on the Company’s results of operations and financial condition.
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
The Company was in compliance with the terms of the Credit Agreement at December 31, 2025.
San Mateo Midstream, LLC
On December 19, 2018, San Mateo entered into a secured revolving credit facility (the “San Mateo Credit Facility”) with the lenders party thereto. In June 2025, San Mateo and certain of its lenders modified the San Mateo Credit Facility to (i) increase the lender commitments from $800.0 million to $850.0 million and (ii) add one new bank to San Mateo’s lending group. In December 2025, San Mateo and certain of its lenders amended the San Mateo Credit Facility to (i) increase the lender commitments from $850.0 million to $1.10 billion, (ii) reduce the borrowing rate and (iii) add one new bank to San Mateo’s lending group. The San Mateo Credit Facility includes an accordion feature, which provides for potential increases in lender commitments of up to $1.35 billion. The San Mateo Credit Facility is non-recourse with respect to Matador and its other subsidiaries but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 7 — DEBT — Continued
Total deferred loan costs were $9.3 million at December 31, 2025, and these costs are being amortized over the term of the San Mateo Credit Facility. San Mateo’s effective interest rate under the San Mateo Credit Facility was 5.72% at December 31, 2025. At December 31, 2025, San Mateo had $883.0 million in borrowings outstanding under the San Mateo Credit Facility and $15.4 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The outstanding borrowings under the San Mateo Credit Facility mature on November 26, 2029.
Borrowings under the San Mateo Credit Facility may be in the form of a base rate loan or a SOFR loan. If San Mateo borrows funds as a base rate loan, such borrowings will bear interest at a rate equal to the greatest of (i) the prime rate for such day, (ii) the Federal Funds Effective Rate (as defined in the San Mateo Credit Facility) on such day, plus 0.50%, and (iii) the Term SOFR (as defined in the San Mateo Credit Facility) for a one month tenor plus 1.0%, plus, in each case, an amount ranging from 1.00% to 2.00% depending on San Mateo’s Consolidated Total Leverage Ratio (as defined in the San Mateo Credit Facility). If San Mateo borrows funds as a SOFR loan, such borrowings will bear interest at a rate equal to (x) Term SOFR for the chosen interest period plus (y) an amount ranging from 2.00% to 3.00% depending on San Mateo’s Consolidated Total Leverage Ratio. The applicable margin for base rate loans and SOFR loans under the San Mateo Credit Facility will be decreased by 0.25% in the event of a Notes Offering (as defined in the San Mateo Credit Facility) or a Qualified IPO (as defined in the San Mateo Credit Facility). If San Mateo has outstanding borrowings under the San Mateo Credit Facility and interest rates increase, so will San Mateo’s interest costs, which may have a material adverse effect on San Mateo’s results of operations and financial condition.
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
San Mateo was in compliance with the terms of the San Mateo Credit Facility at December 31, 2025.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 7 — DEBT — Continued
Senior Unsecured Notes
2028 Notes
At December 31, 2025, the Company had $500.0 million in outstanding 2028 Notes, which have a 6.875% coupon rate and mature on April 15, 2028. Interest on the 2028 Notes is payable semi-annually in arrears on each April 15 and October 15. The 2028 Notes are jointly and severally guaranteed on a senior unsecured basis by certain subsidiaries of the Company (the “Guarantors”). San Mateo is not a Restricted Subsidiary (as defined in the indenture governing the 2028 Notes (the “2028 Notes Indenture”)) or Guarantor of the 2028 Notes.
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

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 7 — DEBT — Continued
2032 Notes
At December 31, 2025, the Company had $900.0 million in outstanding 2032 Notes, which have a 6.50% coupon rate and mature on April 15, 2032. Interest on the 2032 Notes is payable in arrears on each April 15 and October 15. The 2032 Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantors. San Mateo is not a Restricted Subsidiary (as defined in the indenture governing the 2032 Notes (the “2032 Notes Indenture”)) or Guarantor of the 2032 Notes.
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
December 31, 2025, 2024 and 2023
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
2033 Notes
At December 31, 2025, the Company had $750.0 million in outstanding 2033 Notes, which have a 6.25% coupon rate and mature on April 15, 2033. Interest on the 2033 Notes is payable in arrears on each April 15 and October 15. The 2033 Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantors. San Mateo is not a Restricted Subsidiary (as defined in the indenture governing the 2033 Notes (the “2033 Notes Indenture”)) or Guarantor of the 2033 Notes.
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
•failure by the Company to comply with its obligations to offer to purchase or purchase 2033 Notes pursuant to the change of control or asset sale covenants of the 2033 Notes Indenture or to comply with the covenant relating to mergers;
•failure by the Company for 180 days after notice to comply with its reporting obligations under the 2033 Notes Indenture;
•failure by the Company for 60 days after notice to comply with any of the other agreements in the 2033 Notes Indenture;

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 7 — DEBT — Continued
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
NOTE 8 — INCOME TAXES
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted. The legislation, among other things, makes permanent, extends or modifies certain provisions under the 2017 Tax Cuts and Jobs Act, including (i) a permanent extension of 100% bonus depreciation for certain capital expenditures, (ii) an immediate deduction of domestic research or experimental expenditures, (iii) an acceleration of deductions for unamortized domestic research and development expenditures and (iv) an elimination of the deduction for depreciation, amortization and depletion from the definition of “adjusted taxable income” for the purpose of calculating limitations on interest expense deductions. Pursuant to ASC Topic 740, Income Taxes, the effects of changes in tax law are recognized in the period of enactment, and as a result, the Company recognized the impacts of this legislation in its consolidated financial statements for the year ended December 31, 2025. While the enactment of OBBBA resulted in a decrease in the current income tax provision and corresponding increase in the deferred income tax provision for the year ended December 31, 2025, the effective income tax rates and the total income tax provision were not materially impacted.
Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax bases of assets and liabilities. The Company’s net deferred tax position as of December 31, 2025 and 2024 is as follows (in thousands).

	December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$118,860	$14,338
Lease liabilities	24,021	31,843
Compensation	17,615	16,562
Research and experimental tax credits, net of reserve	8,376	1,117
Interest expense carryforward	—	15,891
Other	2,553	1,677
Total deferred tax assets	171,425	81,428
Valuation allowance on deferred tax assets	$(8,985)	(11,957)
Total deferred tax assets, net of valuation allowance	162,440	69,471
Deferred tax liabilities
Property and equipment	(1,036,280)	(802,186)
Less than wholly-owned subsidiaries	(107,566)	(75,580)
Lease right of use assets	(24,021)	(31,843)
Unrealized gain on derivatives	(8,097)	(4,039)
Other	(2,407)	(3,489)
Total deferred tax liabilities	(1,178,371)	(917,137)
Net deferred tax liabilities	$(1,015,931)	$(847,666)

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 8 — INCOME TAXES — Continued
At December 31, 2025, the Company had a federal net operating loss (“NOL”) carryforward and research and experimental credit carryforward of $97.3 million and $10.4 million, respectively. The federal NOL carryforward is indefinite-lived, and the research and experimental credit carryforward expires in 2045. At December 31, 2025, the Company had state NOL carryforwards and research and experimental credit carryforwards of $21.5 million and $4.3 million, respectively. State NOL carryforwards were comprised of $11.1 million and $10.0 million related to Louisiana and New Mexico, respectively. The Louisiana NOL carryforwards are fully offset by a valuation allowance, and the New Mexico NOL carryforward expires in 2045. The state research and experimental credit carryforwards all relate to Texas and begin expiring in 2038.
The current income tax provision and the deferred income tax provision for the years ended December 31, 2025, 2024 and 2023 were comprised of the following (in thousands).

	Year Ended December 31,
	2025	2024	2023
Current income tax provision
Federal	$6,192	$21,296	$1,554
State	896	5,763	12,368
Total current income tax provision	$7,088	$27,059	$13,922
Deferred income tax provision (benefit)
Federal	$187,881	$221,356	$145,711
State	(22,294)	43,949	26,393
Total deferred income tax provision	$165,587	$265,305	$172,104
Total income tax provision (benefit)
Federal	$194,073	242,652	147,265
State	(21,398)	49,712	38,761
Total income tax provision	$172,675	$292,364	$186,026

Reconciliations of expected income tax expense and reported income tax expense on income before income taxes for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands).

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
US federal statutory income tax rate	$217,558	21.00%	$265,379	21.00%	$230,241	21.00%
Federal
Non-controlling interest in subsidiaries	(21,325)	(2.06)%	(18,064)	(1.43)%	(13,500)	(1.23)%
Research and experimental tax credits	(11,545)	(1.11)%	1,504	0.12%	(102,330)	(9.33)%
Other nontaxable and nondeductible items	5,922	0.57%	(3,931)	(0.31)%	3,558	0.32%
State income tax (benefit) expense(1)	(21,398)	(2.06)%	47,927	3.79%	37,358	3.41%
Change in reserve on uncertain tax positions	3,463	0.33%	(451)	(0.04)%	30,699	2.80%
Total income tax provision	$172,675	16.67%	$292,364	23.13%	$186,026	16.97%
__________________
(1)For the years ended December 31, 2025, 2024 and 2023, the state income tax (benefit) expense was primarily related to the State of New Mexico.

The Company did not have any reconciling items related to changes in tax laws or rates enacted in the current period.
The Company files a United States federal income tax return and several state tax returns, a number of which remain open for examination. The earliest tax year open for examination for the federal, the State of New Mexico and the State of Louisiana tax returns is 2022. The earliest tax year open for examination for the State of Texas tax return is 2021.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 8 — INCOME TAXES — Continued
As of December 31, 2025, 2024 and 2023, the Company had unrecognized tax benefits (“UTB”) of $37.8 million, $34.3 million and $35.3 million, respectively, as a result of research and experimental expenditures, which would reduce the Company’s effective tax rate in future periods if and when realized. As of December 31, 2025, 2024 and 2023, $31.5 million, $31.1 million and $27.0 million, respectively, of the Company’s UTBs were recorded as other long-term liabilities on the consolidated balance sheets.
Reconciliations of UTBs for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands).

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$34,335	$35,336	$—
Additions for tax positions of current period	3,111	2,745	35,336
Adjustment for tax positions of prior periods	352	(3,746)	—
Balance at end of period(1)	$37,798	$34,335	$35,336
__________________
(1)At December 31, 2025, 2024 and 2023, the UTBs related to U.S. federal taxes were $33.7 million, $30.2 million and $30.7 million, respectively. At each of December 31, 2025 and 2024, the UTBs related to state of Texas taxes were $4.1 million. At December 31, 2023, the UTBs related to state of Texas taxes were $4.6 million.

The Company’s cash paid for income taxes, net of refunds received during the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands).

	Year Ended December 31,
	2025	2024	2023
Federal	$43,000	$22,622	$(8,864)
State
New Mexico	7,500	7,200	13,284
Other	—	182	177
Total cash paid for income taxes, net of refunds received	$50,500	$30,004	$4,597

NOTE 9 — STOCK-BASED COMPENSATION
In 2019, the Board adopted and shareholders approved the 2019 Incentive Plan. In 2022, the Board adopted and shareholders approved the first amendment to the 2019 Incentive Plan authorizing an additional 3,725,000 shares of common stock for issuance to employees, directors, contractors or advisors of the Company. As of December 31, 2025, the 2019 Incentive Plan provided for a maximum of 2,902,512 shares of common stock in the aggregate that may be issued pursuant to grants of options, restricted stock, stock appreciation rights, restricted stock units or other performance award grants. The persons eligible to receive awards under the 2019 Incentive Plan include employees, directors, contractors or advisors of the Company. The primary purpose of the 2019 Incentive Plan is to attract and retain key employees, directors, contractors or advisors of the Company.
The 2019 Incentive Plan is administered by the independent members of the Board, who, upon recommendation of the Strategic Planning and Compensation Committee of the Board, determine the number of options, restricted shares or other awards to be granted, the effective dates, the terms of the grants and the vesting periods. The Company typically uses newly issued shares of common stock to satisfy option exercises or restricted share grants.
During the years ended December 31, 2025, 2024 and 2023, the Company granted both equity-based and liability-based awards under the 2019 Incentive Plan. The fair value of equity-based awards is fixed at the grant date, while the fair value of liability-based awards is remeasured at each reporting period.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 9 — STOCK-BASED COMPENSATION — Continued
Employee Stock Purchase Plan (“ESPP”)
In 2022, the Board adopted and shareholders approved an ESPP, which authorizes a maximum of 4.0 million shares of common stock to be purchased. The purpose of the ESPP is to encourage and enable the Company’s eligible employees to acquire an interest in the Company through the ownership of common stock. At December 31, 2025, the Company had 3,833,110 remaining shares available for issuance under the ESPP.
Restricted Stock, Restricted Stock Units and Common Stock
The Company has granted stock, restricted stock and restricted stock unit awards to employees, consultants, outside directors and advisors of the Company under the 2019 Incentive Plan. The stock and restricted stock are issued upon grant, with the restrictions, if any, being removed upon vesting. The equity-based restricted stock units are issued upon vesting, unless the recipient makes an election to defer issuance for a set term after vesting. Liability-based restricted stock units are settled in cash upon vesting. Restricted stock and restricted stock units granted in 2025, 2024 and 2023 were service-based awards, which will settle in cash or equity, and vest over a one-year to three-year period. Performance-based restricted stock units granted in 2025 and 2024 vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year periods ending December 31, 2027 and 2026, respectively, as compared to a designated peer group, and will be settled in equity.
Equity-Based
A summary of the non-vested equity-based restricted stock and restricted stock units as of December 31, 2025 is presented below (in thousands, except fair value).

	Restricted Stock		Restricted Stock Units
	Service Based		Service Based		Performance Based
Non-vested restricted stock and restricted stock units	Shares	Weighted average fair value	Shares	Weighted average fair value	Shares	Weighted average fair value
Non-vested at December 31, 2024	701	$51.26	23	$59.21	501	$70.65
Granted	380	$51.58	38	$49.42	363	$62.41
Vested(1)	(196)	$51.30	(24)	$59.31	(179)	$65.49
Forfeited	(55)	$50.88	—	$—	(55)	$66.32
Non-vested at December 31, 2025	830	$51.42	37	$49.02	630	$67.85
__________________
(1)On January 6, 2026 upon certification by the Board, 106,500 of the performance-based awards that were granted in 2023 vested. The vested units earned 58% for each vested award representing 61,770 aggregate shares of common stock, which were issued on January 6, 2026.
Liability-Based
A summary of the non-vested liability-based restricted stock units as of December 31, 2025 is presented below (in thousands).

Non-vested restricted stock units	Shares
Non-vested at December 31, 2024	494
Granted	474
Vested	(221)
Forfeited	(32)
Non-vested at December 31, 2025	715
During the years ended December 31, 2025, 2024 and 2023, the Company settled 220,669, 222,948 and 378,852 liability-based awards, respectively, for $11.2 million, $13.4 million and $20.5 million in cash, respectively.
At December 31, 2025, the aggregate intrinsic value for the restricted stock and restricted stock units outstanding was $94.7 million, of which $30.6 million is expected to be settled in cash as calculated based on the maximum number of shares of

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 9 — STOCK-BASED COMPENSATION — Continued
restricted stock units vesting, based on the closing price of Matador’s common stock on the appropriate date under the 2019 Incentive Plan.
At December 31, 2025, the total remaining unrecognized compensation expense related to unvested restricted stock and restricted stock units was approximately $67.5 million, of which $21.1 million is expected to be settled in cash. In accordance with the 2019 Incentive Plan, cash settlements are valued on the closing price of Matador’s common stock on the trading day prior to vesting. The weighted average remaining requisite service period (vesting period) of all non-vested restricted stock and restricted stock units was 1.8 years.
The fair value of restricted stock and restricted stock units vested during 2025, 2024 and 2023 was $41.0 million, $29.4 million and $64.8 million, respectively.
Summary
During the years ended December 31, 2025, 2024 and 2023, the total expense attributable to restricted stock and restricted stock units was $39.8 million, $37.3 million and $33.0 million, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company capitalized $13.3 million, $11.8 million and $7.4 million, respectively, related to stock-based compensation and expensed the remaining $26.5 million, $25.5 million and $25.6 million, respectively.
The total tax benefit recognized for all stock-based compensation was $8.5 million, $8.0 million and $7.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
NOTE 10 — EMPLOYEE BENEFIT PLANS
401(k) Plan
All full-time Company employees are eligible to join the Company’s defined contribution retirement plan the first day of the calendar month immediately following their date of employment. Each employee may contribute up to the maximum allowable under the Internal Revenue Code. Each year, the Company makes a contribution to the plan that equals 3% of the employee’s annual compensation, up to the maximum allowable under the Internal Revenue Code, referred to as the Employer’s Safe Harbor Non-Elective Contribution, which totaled $2.9 million, $2.6 million and $2.2 million in 2025, 2024 and 2023, respectively. In addition, each year, the Company may make a discretionary matching contribution, as well as additional contributions. The Company’s discretionary matching contributions totaled $3.7 million, $3.3 million and $2.8 million in 2025, 2024 and 2023, respectively. The Company made no additional contributions in any reporting period presented.
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
Common Stock Dividend
The Board declared a quarterly cash dividend of $0.3125 per share of common stock in each of the first, second and third quarters of 2025. The first quarter dividend, which totaled $39.2 million, was paid on March 14, 2025 to shareholders of record as of February 28, 2025. The second quarter dividend, which totaled $39.0 million, was paid on June 6, 2025 to shareholders of record as of May 9, 2025. The third quarter dividend, which totaled $38.7 million, was paid on September 5, 2025 to shareholders of record as of August 15, 2025. On October 15, 2025, the Board amended the Company’s dividend policy to increase the quarterly dividend to $0.375 per share of common stock for future dividend payments and also declared a quarterly cash dividend of $0.375 per share of common stock. The fourth quarter dividend, which totaled $46.2 million, was paid on December 5, 2025 to shareholders of record as of November 10, 2025.
The Board declared a quarterly cash dividend of $0.20 per share of common stock in each of the first, second and third quarters of 2024 and the Board declared a quarterly cash dividend of $0.25 per share of common stock in the fourth quarter of 2024.
Total cash dividends declared and paid totaled $163.1 million and $104.9 million, respectively, during the years ended December 31, 2025 and 2024.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 11 — EQUITY — Continued

Share Repurchase Program
On April 16, 2025, the Board approved a share repurchase program (the “Share Repurchase Program”) authorizing the repurchase of up to $400.0 million of common stock. These repurchases may be conducted through a variety of methods, including open market purchases, 10b5-1 trading plans, privately negotiated transactions or other means.
During the year ended December 31, 2025, the Company repurchased 1,351,328 shares of common stock under the Share Repurchase Program at a weighted average price of $41.31 per common share for a total cost of $55.8 million.
Treasury Stock
On October 15, 2025, October 17, 2024 and October 19, 2023, the Board canceled all of the shares of treasury stock outstanding as of September 30, 2025, 2024 and 2023, respectively. These shares were restored to the status of authorized but unissued shares of common stock of the Company.
The shares of treasury stock outstanding at December 31, 2025, 2024 and 2023 represent shares traded by employees to cover taxes on vested restricted stock awards and forfeitures of unvested restricted stock awards.
Preferred Stock
The Company’s Amended and Restated Certificate of Formation authorizes 2,000,000 shares of preferred stock. Before any such shares are issued, the Board shall fix and determine the designations, preferences, limitations and relative rights, including voting rights of the shares of each such series. There are no shares of preferred stock outstanding.
San Mateo Distributions and Contributions
During the years ended December 31, 2025, 2024 and 2023, San Mateo distributed $136.7 million, $321.2 million and $81.4 million, respectively, to the Company and $131.3 million, $97.5 million and $78.3 million, respectively, to Five Point, the Company’s joint venture partner in San Mateo.
During the year ended December 31, 2025, neither the Company nor Five Point contributed cash to San Mateo. During the years ended December 31, 2024 and 2023, the Company contributed $19.9 million and $25.5 million, respectively, and Five Point contributed $190.6 million and $24.5 million, respectively, of cash to San Mateo.
San Mateo’s 2024 distributions to the Company included a special distribution of approximately $219.8 million, of which $171.5 million represented a special contribution by Five Point recorded within the Company’s statement of changes in shareholders’ equity in connection with the Pronto Transaction. San Mateo’s remaining special distribution to the Company of $48.3 million represented a reimbursement of certain capital expenditures for the expansion of the Marlan Processing Plant that were previously funded by Matador. See Note 6 for additional details.
Performance Incentives
As part of the joint venture with Five Point, the Company has the potential to earn performance incentives. During the years ended December 31, 2025, 2024 and 2023, Five Point paid the Company $13.0 million, $23.8 million and $38.2 million, respectively, in performance incentives, which were recorded when received in “Additional paid-in-capital” in the Company’s consolidated balance sheets, net of $2.7 million, $5.0 million and $8.0 million of deferred tax impacts, for the years ended December 31, 2025, 2024 and 2023, respectively. Through April 1, 2029, the Company has the potential to earn an additional $60.7 million of performance incentives.
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
At December 31, 2025, the Company had various costless collar contracts open and in place to mitigate its exposure to oil price volatility, each with an established price floor and ceiling. At December 31, 2025, the Company had natural gas basis

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
differential swap contracts open and in place to mitigate its exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price. The Company had no open contracts associated with NGL prices at December 31, 2025.
The following is a summary of the Company’s open costless collar contracts at December 31, 2025.

Commodity	Calculation Period	Notional Quantity (Bbl or MMBtu)	Weighted Average Price Floor ($/Bbl or $/MMBtu)	Weighted Average Price Ceiling ($/Bbl or $/MMBtu)	Fair Value of Asset (Liability) (thousands)
Oil	01/01/2026 - 12/31/2026	6,752,500	$50.00	$65.00	$717
Natural Gas	01/01/2026 - 12/31/2026	54,750,000	$3.50	$6.70	17,396
Total open costless collar contracts					$18,113

The following is a summary of the Company’s open basis differential swap contracts at December 31, 2025.

		Notional Quantity (MMBtu)	Fixed Price ($/MMBtu)	Fair Value of Asset (Liability) (thousands)

Commodity	Calculation Period
Natural Gas Basis Differential	01/01/2026 - 12/31/2026	54,750,000	$(2.52)	$15,939
Total open basis differential swap contracts				$15,939
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
December 31, 2025, 2024 and 2023
NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the consolidated balance sheets as of December 31, 2025 and December 31, 2024 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the consolidated balance sheets	Net amounts presented in the consolidated balance sheets
December 31, 2025
Current assets	$57,450	$(23,398)	$34,052
Current liabilities	(23,398)	23,398	—
Total	$34,052	$—	$34,052
December 31, 2024
Current assets	$19,899	$(3,931)	$15,968
Current liabilities	(3,931)	3,931	—
Total	$15,968	$—	$15,968

The following table summarizes the location and aggregate gain (loss) of all derivative financial instruments recorded in the consolidated statements of income for the periods presented (in thousands).

		Year Ended December 31,
Type of Instrument	Location in Statements of Income	2025	2024	2023
Derivative Instrument
Natural Gas	Revenues: Realized gain (loss) on derivatives	$21,679	$12,724	$(9,575)
Realized gain (loss) on derivatives		21,679	12,724	(9,575)
Oil	Revenues: Unrealized (loss) gain on derivatives	(2,958)	3,676	—
Natural Gas	Revenues: Unrealized gain (loss) on derivatives	21,042	9,623	(1,261)
Unrealized gain (loss) on derivatives		18,084	13,299	(1,261)
Total		$39,763	$26,023	$(10,836)

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of December 31, 2025 and 2024 (in thousands).

	Fair Value Measurements at December 31, 2025 using
Description
	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil costless collars	$—	$717	$—	$717
Natural gas costless collars	—	17,396	—	17,396
Natural gas basis differential swaps	—	15,939	—	15,939
Total	$—	$34,052	$—	$34,052

	Fair Value Measurements at December 31, 2024 using
Description
	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil costless collars	$—	$3,676	$—	$3,676
Natural gas basis differential swaps	—	12,292	—	12,292
Total	$—	$15,968	$—	$15,968
Additional disclosures related to derivative financial instruments are provided in Note 12.
Other Fair Value Measurements
 At December 31, 2025 and 2024, the carrying values reported on the consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners and other current liabilities approximated their fair values due to their short-term maturities.
At December 31, 2025 and 2024, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 13 — FAIR VALUE MEASUREMENTS — Continued
The following table summarizes the carrying value and fair value of outstanding senior unsecured notes at December 31, 2025 and 2024 (in thousands).

		December 31, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	Level 1	$500,000	$511,585	$500,000	$505,380
2032 Notes	Level 1	$900,000	$914,265	$900,000	$890,667
2033 Notes	Level 1	$750,000	$751,920	$750,000	$730,568
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination, lease and well equipment inventory when the market value is determined to be lower than the cost of the inventory and other property and equipment that are reduced to fair value when they are impaired or held for sale. The Company recorded no material impairments to its lease and well equipment inventory or other property and equipment in 2025 and 2024.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Produced Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and produced water from certain portions of its acreage for gathering, transportation, processing, fractionation, sales and disposal. The Company paid approximately $85.8 million and $68.3 million for deliveries under these agreements during the years ended December 31, 2025 and 2024, respectively. Certain of these agreements contain minimum volume commitments, including agreements with Northwind that were entered into in connection with the Pronto Transaction in 2024 (see Note 6 for additional details), as well as contracts related to firm transportation on Energy Transfer’s Hugh Brinson Pipeline. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay deficiency fees. If the Company ceased operations in the areas subject to these agreements at December 31, 2025, the total deficiencies required to be paid by the Company under these agreements would be approximately $2.32 billion.
San Mateo Commitments
The Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area and acreage in the southern portion of its Arrowhead asset area (the “Greater Stebbins Area”) and the Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, the Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements. In connection with the Pronto Transaction, the Company also dedicated to San Mateo certain of its current and future leasehold interests in the Ranger and Antelope Ridge asset areas pursuant to 15-year, fixed-fee natural gas gathering, compression, treating and processing agreements (collectively with the transportation, gathering, produced water disposal and natural gas processing agreements, the “Operational Agreements”). San Mateo provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. See Note 6 for additional details. The remaining minimum contractual obligation under the Operational Agreements at December 31, 2025 was approximately $743.9 million.
Other Commitments
The Company does not own or operate its own drilling rigs, but instead enters into contracts with third parties for such drilling rigs. These contracts establish daily rates for the drilling rigs and the term of the Company’s commitment for the drilling services to be provided. The Company would incur a termination obligation if the Company elected to terminate a contract and if the drilling contractor were unable to secure replacement work for the contracted drilling rigs at the same daily rates being charged to the Company prior to the end of their respective contract terms. The Company’s undiscounted minimum outstanding aggregate termination obligations under its drilling rig contracts were approximately $22.6 million at December 31, 2025.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 14 — COMMITMENTS AND CONTINGENCIES — Continued
At December 31, 2025, the Company had outstanding commitments to participate in the drilling and completion of various non-operated wells. If all of these wells are drilled and completed as proposed, the Company’s undiscounted minimum outstanding aggregate commitments for its participation in these non-operated wells were approximately $79.0 million at December 31, 2025. The Company expects these costs to be incurred within the next year.
Legal Proceedings
The Company is a party to several legal proceedings encountered in the ordinary course of its business. While the ultimate outcome and impact to the Company cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
NOTE 15 — SUPPLEMENTAL DISCLOSURES
Accounts Payable and Accrued Liabilities
The following table summarizes the Company’s current accounts payable and accrued liabilities at December 31, 2025 and 2024 (in thousands).

	December 31,
	2025	2024
Accounts payable	$179,337	$147,139
Accrued evaluated and unproved and unevaluated property costs	151,680	197,817
Accrued lease operating expenses	85,009	92,364
Accrued compensation and benefits	33,162	30,544
Accrued interest on debt	32,157	34,769
Accrued partners’ share of joint interest charges	24,427	41,614
Accrued payable related to purchased natural gas	10,530	9,063
Accrued midstream properties costs	7,648	31,595
Accrued asset retirement obligations	6,309	8,431
Other	10,361	25,831
Total accounts payable and accrued liabilities	$540,620	$619,167
Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the years ended December 31, 2025, 2024 and 2023 (in thousands).

	Year Ended December 31,
	2025	2024	2023
Cash paid for interest expense, net of amounts capitalized	$196,368	$160,273	$111,742
Increase in asset retirement obligations related to mineral properties	$18,310	$23,773	$33,209
Increase in asset retirement obligations related to midstream properties	$1,548	$777	$1,197
(Decrease) increase in liabilities for drilling, completion and equipping capital expenditures	$(37,127)	$79,363	$31,364
Increase in liabilities for acquisition of oil and natural gas properties	$52	$212	$709
(Decrease) increase in liabilities for midstream capital expenditures	$(23,850)	$(23,789)	$43,572
Stock-based compensation expense recognized as liability	$11,451	$13,565	$11,380
Transfer of inventory (to) from oil and natural gas properties	$(29,124)	$(14,904)	$933

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 15 — SUPPLEMENTAL DISCLOSURES
The following table provides a reconciliation of cash and restricted cash recorded in the consolidated balance sheets to cash and restricted cash as presented on the consolidated statements of cash flows (in thousands).

	Year Ended December 31,
	2025	2024	2023
Cash	$15,314	$23,033	$52,662
Restricted cash	64,163	71,709	53,636
Total cash and restricted cash	$79,477	$94,742	$106,298

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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Year Ended December 31, 2025
Oil and natural gas revenues	$3,227,055	$11,695	$—	$—	$3,238,750
Midstream services revenues	—	549,865	—	(385,132)	164,733
Sales of purchased natural gas	99,346	153,685	—	—	253,031
Realized gain on derivatives	21,679	—	—	—	21,679
Unrealized gain on derivatives	18,084	—	—	—	18,084
Operating expense(1)	588,285	208,142	—	(172,475)	623,952
Other expenses(2)	1,712,988	228,834	116,618	(212,657)	1,845,783
Operating income(3)	$1,064,891	$278,269	$(116,618)	$—	$1,226,542
Total assets(4)	$9,737,486	$1,833,673	$139,410	$—	$11,710,569
Capital expenditures(5)	$1,864,889	$286,294	$4,246	$—	$2,155,429
_____________________
(1)Operating expense includes lease operating expense for the exploration and production segment and midstream operating expense for the midstream segment.

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 16 — SEGMENT INFORMATION — Continued
(2)Includes depletion, depreciation and amortization expenses of $1.14 billion and $57.4 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $1.6 million. Other expenses for each reportable segment also includes (i) transportation and processing, (ii) general and administrative expenses, (iii) accretion of asset retirement obligations, (iv) purchased natural gas and (v) taxes other than income.
(3)Includes $101.5 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(4)Excludes intercompany receivables and investments in subsidiaries.
(5)Includes $339.2 million attributable to land and seismic acquisition expenditures related to the exploration and production segment and $118.4 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Year Ended December 31, 2024
Oil and natural gas revenues	$3,129,598	$14,236	$—	$—	3,143,834
Midstream services revenues	—	453,464	—	(312,437)	141,027
Sales of purchased natural gas	22,186	171,911	—	—	194,097
Realized gain on derivatives	12,724	—	—	—	12,724
Unrealized gain on derivatives	13,299	—	—	—	13,299
Operating expense(1)	488,507	167,400	—	(163,362)	492,545
Other expenses(2)	1,386,821	226,218	113,774	(149,075)	1,577,738
Operating income(3)	$1,302,479	$245,993	$(113,774)	$—	$1,434,698
Total assets(4)	$9,117,095	$1,613,936	$119,078	$—	$10,850,109
Capital expenditures(5)	$3,396,543	$504,315	$5,691	$—	$3,906,549
_____________________
(1)Operating expense includes lease operating expense for the exploration and production segment and midstream operating expense for the midstream segment.
(2)Includes depletion, depreciation and amortization expenses of $929.0 million and $43.9 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $1.4 million. Other expenses for each reportable segment also includes (i) transportation and processing, (ii) general and administrative expenses, (iii) accretion of asset retirement obligations, (iv) purchased natural gas and (v) taxes other than income.
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

Matador Resources Company and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2025, 2024 and 2023
NOTE 16 — SEGMENT INFORMATION — Continued

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Year Ended December 31, 2023
Oil and natural gas revenues	$2,538,813	$6,786	$—	$—	$2,545,599
Midstream services revenues	—	346,933	—	(224,780)	122,153
Sales of purchased natural gas	23,521	126,348	—	—	149,869
Realized loss on derivatives	(9,575)	—	—	—	(9,575)
Unrealized loss on derivatives	(1,261)	—	—	—	(1,261)
Operating expense(1)	347,655	124,021	—	(115,134)	356,542
Other expenses(2)	1,070,302	180,903	99,362	(109,646)	1,240,921
Operating income(3)	$1,133,541	$175,143	$(99,362)	$—	$1,209,322
Total assets(4)	$6,385,762	$1,257,988	$83,246	$—	$7,726,996
Capital expenditures(5)	$2,970,230	$254,393	$3,636	$—	$3,228,259
_____________________
(1)Operating expense includes lease operating expense for the exploration and production segment and midstream operating expense for the midstream segment.
(2)Includes depletion, depreciation and amortization expenses of $675.0 million and $40.4 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $1.3 million. Other expenses for each reportable segment also includes (i) transportation and processing, (ii) general and administrative expenses, (iii) accretion of asset retirement obligations (iv) purchased natural gas and (v) taxes other than income.
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
December 31, 2025, 2024 and 2023
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES
Costs Incurred
The following table summarizes costs incurred and capitalized by the Company in the acquisition, exploration and development of oil and natural gas properties for the years ended December 31, 2025, 2024 and 2023 (in thousands).

	Year Ended December 31,
	2025	2024	2023
Property acquisition costs
Proved(1)	$84,102	$1,488,033	$1,478,258
Unproved and unevaluated	252,020	575,046	328,579
Exploration costs	152,016	71,381	230,712
Development costs	1,403,772	1,287,221	966,338
Total costs incurred(2)	$1,891,910	$3,421,681	$3,003,887
__________________
(1)Includes $60.4 million, $11.6 million and $1.8 million of D/C/E capital expenditures related to carried-interest agreements for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Excludes midstream-related development and corporate costs of approximately $290.5 million, $510.0 million and $258.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Property acquisition costs are costs incurred to purchase, lease or otherwise acquire oil and natural gas properties, including both unproved and unevaluated leasehold and purchases of reserves in place. For the year ended December 31, 2024, a majority of the Company’s property acquisition costs resulted from the Ameredev Acquisition. For the year ended December 31, 2023, a majority of the Company’s property acquisition costs resulted from its acquisition of Advance Energy Partners Holdings, LLC from affiliates of EnCap Investments L.P. on April 12, 2023 and its acquisition of additional interests from affiliates of EnCap Investments L.P., including overriding royalty interests and royalty interests in certain oil and natural gas properties located primarily in Lea County, New Mexico, on December 1, 2023 (collectively, the “Advance Acquisition”).
Exploration costs are costs incurred in identifying areas of these oil and natural gas properties that may warrant examination and in examining specific areas that are considered to have prospects of containing oil and natural gas reserves, including costs of drilling exploratory wells, geological and geophysical costs and costs of carrying and retaining unproved and unevaluated properties. Exploration costs may be incurred before or after acquiring the related oil and natural gas properties. For the year ended December 31, 2025 and 2024, the Company capitalized $2.6 million and $11.3 million of geological and geophysical costs, respectively, which are included as exploration costs in the table above. The Company did not capitalize any geological and geophysical costs in 2023.
Development costs are costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing oil and natural gas. Development costs include the costs of preparing well locations for drilling, completing and equipping development wells and acquiring, constructing and installing production facilities.
Costs incurred also include newly established asset retirement obligations, as well as changes to asset retirement obligations resulting from revisions in cost estimates or abandonment dates. Asset retirement obligations included in the table above were increases of $20.0 million, $25.1 million and $33.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Capitalized general and administrative expenses that are directly related to acquisition, exploration and development activities are also included in the table above. The Company capitalized $71.7 million, $66.6 million and $54.2 million of these internal costs for the years ended December 31, 2025, 2024 and 2023, respectively, excluding midstream-related capitalized general and administrative expenses. Capitalized interest expense for qualifying projects is also included in the table above. The Company capitalized $21.2 million, $17.5 million and $20.2 million of its interest expense for the years ended December 31, 2025, 2024 and 2023, respectively, excluding midstream-related capitalized interest expense.
Oil and Natural Gas Reserves
Proved reserves are the quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Estimating oil and natural gas reserves is complex and inexact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2025, 2024 and 2023
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued
geological, geophysical, petrophysical, engineering and production data. The extent, quality and reliability of both the data and the associated interpretations of that data can vary. The process also requires certain economic assumptions, including assumptions related to oil and natural gas prices, drilling, completion and operating expenses, capital expenditures, taxes and availability of funds. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas most likely will vary from the Company’s estimates.
The Company reports its production and proved reserves in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Where the Company produces liquids-rich natural gas, such as in the Wolfcamp and Bone Spring plays in the Delaware Basin in Southeast New Mexico and West Texas, the economic value of the NGLs associated with the natural gas is included in the estimated wellhead natural gas price on those properties where the NGLs are extracted and sold. The Company’s oil and natural gas reserves estimates for the years ended December 31, 2025, 2024 and 2023 were prepared by the Company’s engineering staff in accordance with guidelines established by the SEC and then audited for their reasonableness and conformance with SEC guidelines by Netherland, Sewell & Associates, Inc., independent reservoir engineers.
Oil and natural gas reserves are estimated using then-current operating and economic conditions, with no provision for price and cost escalations in future periods except by contractual arrangements. The commodity prices used to estimate oil and natural gas reserves are based on unweighted, arithmetic averages of first-day-of-the-month oil and natural gas prices for the previous 12-month period. For the period from January through December 2025, these average oil and natural gas prices were $61.82 per Bbl and $3.39 per MMBtu, respectively. For the period from January through December 2024, these average oil and natural gas prices were $71.96 per Bbl and $2.13 per MMBtu, respectively. For the period from January through December 2023, these average oil and natural gas prices were $74.70 per Bbl and $2.64 per MMBtu, respectively.

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2025, 2024 and 2023
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

	Net Proved Reserves
	Oil	Natural Gas	Oil Equivalent
	(MBbl)	(MMcf)	(MBOE)
Total at December 31, 2022	196,289	962,594	356,722
Revisions of prior estimates	(31,184)	(88,779)	(45,981)
Net acquisitions of minerals-in-place	78,550	183,311	109,102
Extensions and discoveries	56,164	193,054	88,339
Production	(27,542)	(123,420)	(48,112)
Total at December 31, 2023	272,277	1,126,760	460,070
Revisions of prior estimates	(11,264)	32,640	(5,824)
Net acquisitions of minerals-in-place	73,347	279,170	119,875
Extensions and discoveries	64,012	215,389	99,910
Production	(36,530)	(155,790)	(62,495)
Total at December 31, 2024	361,842	1,498,169	611,536
Revisions of prior estimates	(19,755)	75,258	(7,212)
Net acquisitions of minerals-in-place	1,768	9,345	3,326
Extensions and discoveries	75,819	354,920	134,972
Production	(43,694)	(191,288)	(75,575)
Total at December 31, 2025	375,980	1,746,404	667,047
Proved Developed Reserves
December 31, 2022	116,030	632,858	221,507
December 31, 2023	161,642	782,733	292,097
December 31, 2024	206,269	963,170	366,797
December 31, 2025	223,028	1,109,755	407,987
Proved Undeveloped Reserves
December 31, 2022	80,259	329,736	135,215
December 31, 2023	110,635	344,026	167,973
December 31, 2024	155,573	534,999	244,740
December 31, 2025	152,952	636,649	259,060
The following is a discussion of the changes in the Company’s proved oil and natural gas reserves estimates for the years ended December 31, 2025, 2024 and 2023.
The Company’s proved oil and natural gas reserves increased 9% from 611.5 million BOE at December 31, 2024 to 667.0 million BOE at December 31, 2025. The Company’s proved oil and natural gas reserves increased by 131.1 million BOE and the Company produced 75.6 million BOE during the year ended December 31, 2025, resulting in a net increase of 55.5 million BOE. This increase in proved oil and natural gas reserves was primarily attributable to the Company’s delineation and development operations in the Delaware Basin during 2025. The Company also added 135.0 million BOE in proved reserves through extensions and discoveries during 2025, of which 23.0 million BOE resulted from new well locations turned to sales during 2025 to establish proved developed reserves and 112.0 million BOE resulted from new proved undeveloped locations identified as a result of drilling activities on the Company’s existing acreage in the Delaware Basin during 2025. The Company also increased its total proved oil and natural gas reserves by 3.3 million BOE as a result of net acquisitions, divestitures and trades during 2025. Additionally, the Company realized approximately 7.2 million BOE in net downward revisions of prior

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2025, 2024 and 2023
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued
estimates for proved oil and natural gas reserves in 2025, which primarily included the removal of 22.8 million BOE in proved undeveloped reserves that were not developed or were no longer expected to be developed within five years of their initial booking resulting primarily from changes in development plans for certain of the Company’s properties in the Delaware Basin, 5.6 million BOE resulting from pricing updates, including the 14% decrease in oil prices, which was partially offset by the 59% increase in natural gas prices used to estimate total proved reserves at December 31, 2025, as compared to December 31, 2024, and 2.9 million BOE in expense updates. As the Company continues to develop its Delaware Basin assets, the Company may reclassify some or all of this 22.8 million BOE to proved reserves at a future date. These downward revisions at December 31, 2025 were partially offset by positive forecast updates of 24.1 million BOE.
The Company’s proved developed oil and natural gas reserves increased 11% from 366.8 million BOE at December 31, 2024 to 408.0 million BOE at December 31, 2025. The Company’s proved developed oil and natural gas reserves increased by 116.8 million BOE and the Company produced 75.6 million BOE during the year ended December 31, 2025, resulting in a net increase of 41.2 million BOE. The Company added 23.0 million BOE in proved developed reserves through extensions and discoveries during 2025, which resulted from new well locations drilled during 2025 to establish proved reserves. In addition, during 2025 the Company converted 77.6 million BOE of its proved undeveloped reserves to proved developed reserves primarily through its development activities in the Delaware Basin. The Company also increased its proved developed reserves by 3.4 million BOE at December 31, 2025 as a result of net property acquisitions, divestitures and trades completed during 2025. Additionally, the Company realized approximately 12.8 million BOE in net upward revisions of prior estimates of proved developed reserves in 2025, including positive forecast updates of 16.7 million BOE and ownership updates of 3.2 million BOE. These upward revisions were partially offset by downward revisions of 4.2 million BOE and 2.9 million BOE attributable to certain pricing and expense updates used to estimate proved developed reserves at December 31, 2025 and 2024, respectively.
The Company’s proved undeveloped oil and natural gas reserves increased 6% from 244.7 million BOE at December 31, 2024 to 259.1 million at December 31, 2025. The Company added 112.0 million BOE in proved undeveloped reserves through extensions and discoveries during 2025, which resulted primarily from new proved undeveloped locations identified as a result of drilling activities on the Company’s existing acreage in the Delaware Basin during 2025. The Company also decreased its proved undeveloped reserves by 0.1 million BOE at December 31, 2025 as a result of net property acquisitions, divestitures and trades completed during 2025. Additionally, the Company realized approximately 20.0 million BOE in net downward revisions of prior estimates of proved undeveloped reserves in 2025, which included the removal of 22.8 million BOE in proved undeveloped reserves that were not developed or were no longer expected to be developed within five years of their initial booking resulting primarily from changes in development plans for certain of the properties in the Delaware Basin and the removal of 3.2 million BOE and 1.4 million BOE for certain ownership and pricing updates at December 31, 2025 and 2024, respectively. These downward revisions were partially offset by positive forecast updates of 7.4 million BOE.
At December 31, 2025, the Company’s proved reserves were comprised of 56% oil and 44% natural gas. As a percentage of total proved reserves, proved developed reserves were approximately 61% and proved undeveloped reserves were 39% at December 31, 2025. Comparatively, proved developed reserves as a percentage of total proved reserves were 60% and 63% at December 31, 2024 and 2023, respectively. The percent increase in proved developed reserves over proved undeveloped reserves from December 31, 2024 to December 31, 2025 was primarily a result of acquisitions and new wells drilled that resulted in proved developed reserves at a greater pace than extensions and discoveries of new proved undeveloped locations on the Company’s existing acreage in the Delaware Basin. The percent decrease in proved developed reserves over proved undeveloped reserves from December 31, 2023 to December 31, 2024 was primarily the result of greater extensions and discoveries of new proved undeveloped locations on the Company’s existing acreage in the Delaware Basin and proved undeveloped reserves acquired as part of the Ameredev Acquisition.
The Company’s proved oil and natural gas reserves increased 33% from 460.1 million BOE at December 31, 2023 to 611.5 million BOE at December 31, 2024. The Company’s proved oil and natural gas reserves increased by 214.0 million BOE and the Company produced 62.5 million BOE during the year ended December 31, 2024, resulting in a net increase of 151.5 million BOE. This increase in proved oil and natural gas reserves was primarily attributable to the Ameredev Acquisition and the Company’s delineation and development operations in the Delaware Basin during 2024. The Company increased its total proved oil and natural gas reserves by 119.9 million BOE as a result of acquisitions and trades during 2024. The Company also added 99.9 million BOE in proved reserves through extensions and discoveries during 2024, of which 28.4 million BOE resulted from new well locations turned to sales during 2024 to establish proved developed reserves and 71.5 million BOE resulted primarily from new proved undeveloped locations identified as a result of drilling activities on the Company’s existing acreage in the Delaware Basin during 2024. These increases were partially offset by net downward revisions of prior estimates for proved oil and natural gas reserves, which primarily included the removal of 8.2 million BOE resulting from the 4%

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2025, 2024 and 2023
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued
decrease in oil prices and the 19% decrease in natural gas prices used to estimate total proved reserves at December 31, 2024, as compared to December 31, 2023, and 15.3 million BOE in proved undeveloped reserves that were not developed or were no longer expected to be developed within five years of their initial booking resulting primarily from changes in development plans for certain of the Company’s properties in the Delaware Basin. These downward revisions at December 31, 2024 were partially offset by positive forecast updates of 21.7 million BOE.
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
As noted previously, for the period from January through December 2025, the unweighted, arithmetic averages of first-day-of-the-month oil and natural gas prices were $61.82 per Bbl and $3.39 per MMBtu, respectively. For the period from January through December 2024, the comparable average oil and natural gas prices were $71.96 per Bbl and $2.13 per MMBtu, respectively. For the period from January through December 2023, the comparable average oil and natural gas prices were $74.70 per Bbl and $2.64 per MMBtu, respectively.
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
Future income taxes were computed by applying the statutory tax rate to the excess of future net cash flows relating to proved oil and natural gas reserves less the tax basis of the associated properties. Tax credits and NOL carryforwards available to the Company were also considered in the computation of future income taxes. Future net cash flows after income taxes were discounted using a 10% annual discount rate to derive the standardized measure of discounted future net cash flows.

Matador Resources Company and Subsidiaries
UNAUDITED SUPPLEMENTARY INFORMATION — CONTINUED
December 31, 2025, 2024 and 2023
SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES — Continued
The following table presents the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2025, 2024 and 2023 (in thousands).

	Year Ended December 31,
	2025	2024	2023
Future cash inflows	$27,159,063	$29,033,021	$23,662,653
Future production costs	(10,126,010)	(10,126,454)	(7,623,205)
Future development costs	(2,683,388)	(2,705,340)	(2,162,625)
Future abandonment costs	(236,163)	(158,346)	(93,901)
Future income tax expense	(2,089,975)	(3,326,489)	(2,939,514)
Future net cash flows	12,023,527	12,716,392	10,843,408
10% annual discount for estimated timing of cash flows	(5,036,961)	(5,339,842)	(4,729,916)
Standardized measure of discounted future net cash flows	$6,986,566	$7,376,550	$6,113,492
The following table summarizes the changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2025, 2024 and 2023 (in thousands).

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of period	$7,376,550	$6,113,492	$6,983,203
Net change in sales and lifting costs related to future production	(1,298,014)	(915,645)	(3,074,085)
Changes in estimated future development costs	5,096	(706,728)	(504,323)
Sales and transfers of oil and natural gas produced during the period	(2,757,200)	(2,496,524)	(2,037,451)
Net purchases of reserves in place	82,713	2,310,776	2,113,620
Net change due to extensions and discoveries	1,376,044	1,925,926	1,711,389
Net change due to revisions in estimates of reserves quantities	(52,151)	(102,776)	(890,794)
Previously estimated development costs incurred during the period	821,212	685,163	441,671
Accretion of discount	923,378	770,407	807,896
Changes in timing and other	(97,104)	15,190	3,913
Net change in income taxes	606,042	(222,731)	558,453
Standardized measure of discounted future net cash flows	$6,986,566	$7,376,550	$6,113,492