Form 10-Q
period 2026-06-30
Matador Resources Co
filed 2026-08-07
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 5, 2026, there were 123,754,216 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except par value and share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash	$26,318	$15,314
Restricted cash	64,597	64,163
Accounts receivable
Oil and natural gas revenues	408,304	286,158
Joint interest billings	185,314	140,043
Other	77,526	103,628
Derivative instruments	13,597	34,052
Lease and well equipment inventory	50,177	43,842
Prepaid expenses and other current assets	181,276	129,368
Total current assets	1,007,109	816,568
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	15,487,735	14,286,726
Unproved and unevaluated	2,703,231	1,823,456
Midstream properties	2,018,246	1,963,059
Other property and equipment	57,058	53,199
Less accumulated depletion, depreciation and amortization	(8,002,990)	(7,395,142)
Net property and equipment	12,263,280	10,731,298
Other assets
Other long-term assets	224,177	162,703
Total assets	$13,494,566	$11,710,569
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$836,776	$540,620
Royalties payable	399,711	351,062
Derivative instruments	141,092	—
Advances from joint interest owners	78,280	64,169
Other current liabilities	93,254	75,658
Total current liabilities	1,549,113	1,031,509
Long-term liabilities
Borrowings under Credit Agreement	939,000	398,000
Borrowings under San Mateo Credit Facility	911,000	883,000
Senior unsecured notes payable	2,366,410	2,121,102
Asset retirement obligations	155,191	144,063
Derivative instruments	8,470	—
Deferred income taxes	1,124,901	1,015,931
Other long-term liabilities	189,583	120,312
Total long-term liabilities	5,694,555	4,682,408
Commitments and contingencies (see Note 10)
Shareholders’ equity
Common stock - $0.01 par value, 160,000,000 shares authorized; 124,511,431 and 124,409,739 shares issued; and 123,998,298 and 124,262,322 shares outstanding, respectively	1,245	1,244
Additional paid-in capital	2,537,746	2,509,118
Retained earnings	3,414,634	3,153,112
Treasury stock, at cost, 513,133 and 147,417 shares, respectively	(25,002)	(5,333)
Total Matador Resources Company shareholders’ equity	5,928,623	5,658,141
Non-controlling interest in subsidiaries	322,275	338,511
Total shareholders’ equity	6,250,898	5,996,652
Total liabilities and shareholders’ equity	$13,494,566	$11,710,569

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Oil and natural gas revenues	$1,087,584	$815,774	$1,906,315	$1,725,692
Third-party midstream services revenues	44,593	42,007	86,684	75,506
Sales of purchased natural gas	41,246	67,897	122,028	130,653
Realized (loss) gain on derivatives	(72,488)	6,947	(86,981)	9,661
Unrealized gain (loss) on derivatives	85,457	(37,313)	(170,017)	(32,242)
Total revenues	1,186,392	895,312	1,858,029	1,909,270
Expenses
Lease operating	106,948	105,230	214,474	209,641
Transportation and processing	18,934	16,451	33,776	36,512
Midstream operating	60,536	44,457	115,763	96,260
Purchased natural gas	(38,912)	35,944	3,423	90,077
Depletion, depreciation and amortization	315,144	302,602	607,848	584,493
Taxes other than income	102,794	68,010	173,685	145,059
Accretion of asset retirement obligations	2,352	1,767	4,620	3,494
General and administrative	41,274	32,187	80,297	65,919
Total expenses	609,070	606,648	1,233,886	1,231,455
Operating income	577,322	288,664	624,143	677,815
Other income (expense)
Interest expense	(60,819)	(53,345)	(112,344)	(102,834)
Loss on debt extinguishment	—	—	(15,587)	—
Loss on asset sales	—	—	(578)	—
Other income	3,986	3,502	8,353	9,008
Total other expense	(56,833)	(49,843)	(120,156)	(93,826)
Income before income taxes	520,489	238,821	503,987	583,989
Income tax provision (benefit)
Current	226	23,089	226	46,070
Deferred	106,611	33,373	105,927	93,313
Total income tax provision	106,837	56,462	106,153	139,383
Net income	413,652	182,359	397,834	444,606
Net income attributable to non-controlling interest in subsidiaries	(23,000)	(32,134)	(43,054)	(54,296)
Net income attributable to Matador Resources Company shareholders	$390,652	$150,225	$354,780	$390,310
Earnings per common share
Basic	$3.15	$1.21	$2.86	$3.13
Diluted	$3.15	$1.21	$2.86	$3.12
Weighted average common shares outstanding
Basic	124,156	124,418	124,205	124,804
Diluted	124,156	124,456	124,205	124,977
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Six Months Ended June 30, 2026

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Retained earnings	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2026	124,410	$1,244	$2,509,118	$3,153,112	147	$(5,333)	$5,658,141	$338,511	$5,996,652
Dividends declared ($0.375 per share)	—	—	—	(46,817)	—	—	(46,817)	—	(46,817)
Issuance of stock pursuant to incentive and purchase plans, net of shares withheld for taxes	37	—	(998)	—	76	(2,478)	(3,476)	—	(3,476)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	8,187	—	—	—	8,187	—	8,187
Contribution related to formation of San Mateo, net of tax of $1.4 million (see Note 7)	—	—	5,451	—	—	—	5,451	—	5,451
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(30,380)	(30,380)
Repurchases of common stock	—	—	—	—	18	(714)	(714)	—	(714)
Current period net (loss) income	—	—	—	(35,872)	—	—	(35,872)	20,054	(15,818)
Balance at March 31, 2026	124,447	$1,244	$2,521,758	$3,070,423	241	$(8,525)	$5,584,900	$328,185	$5,913,085
Dividends declared ($0.375 per share)	—	—	—	(46,441)	—	—	(46,441)	—	(46,441)
Issuance of stock pursuant to incentive and purchase plans, net of shares withheld for taxes	64	1	1,251	—	47	(5,532)	(4,280)	—	(4,280)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	8,259	—	—	—	8,259	—	8,259
Contribution related to formation of San Mateo, net of tax of $1.7 million (see Note 7)	—	—	6,478	—	—	—	6,478	—	6,478
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(28,910)	(28,910)
Repurchases of common stock	—	—	—	—	225	(10,945)	(10,945)	—	(10,945)
Current period net income	—	—	—	390,652	—	—	390,652	23,000	413,652
Balance at June 30, 2026	124,511	$1,245	$2,537,746	$3,414,634	513	$(25,002)	$5,928,623	$322,275	$6,250,898
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Six Months Ended June 30, 2025

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Retained earnings	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2025	125,101	$1,251	$2,533,247	$2,556,987	53	$(2,336)	$5,089,149	$368,283	$5,457,432
Dividends declared ($0.3125 per share)	—	—	—	(39,180)	—	—	(39,180)	—	(39,180)
Issuance of stock pursuant to incentive and purchase plans, net of shares withheld for taxes	228	2	(7,112)	—	75	(3,333)	(10,443)	—	(10,443)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	5,669	—	—	—	5,669	—	5,669
Contribution related to formation of San Mateo, net of tax of $0.6 million (see Note 7)	—	—	2,212	—	—	—	2,212	—	2,212
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(33,810)	(33,810)
Current period net income	—	—	—	240,085	—	—	240,085	22,162	262,247
Balance at March 31, 2025	125,329	$1,253	$2,534,016	$2,757,892	128	$(5,669)	$5,287,492	$356,635	$5,644,127
Dividends declared ($0.3125 per share)	—	—	—	(38,970)	—	—	(38,970)	—	(38,970)
Issuance of stock pursuant to incentive and purchase plans, net of shares withheld for taxes	87	1	1,107	—	16	(425)	683	—	683
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	6,378	—	—	—	6,378	—	6,378
Contribution related to formation of San Mateo, net of tax of $1.3 million (see Note 7)	—	—	5,056	—	—	—	5,056	—	5,056
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(28,420)	(28,420)
Repurchases of common stock	—	—	—	—	1,096	(44,691)	(44,691)	—	(44,691)
Current period net income	—	—	—	150,225	—	—	150,225	32,134	182,359
Balance at June 30, 2025	125,416	$1,254	$2,546,557	$2,869,147	1,240	$(50,785)	$5,366,173	$360,349	$5,726,522
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$397,834	$444,606
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized loss on derivatives	170,017	32,242
Depletion, depreciation and amortization	607,848	584,493
Accretion of asset retirement obligations	4,620	3,494
Stock-based compensation expense	10,617	8,460
Loss on extinguishment of debt	15,587	—
Deferred income tax provision	105,927	93,313
Amortization of debt issuance costs and other debt-related costs	7,068	7,336
Other non-cash changes	7,301	1,117
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other current assets	(148,629)	(5,198)
Lease and well equipment inventory	(5,120)	(21,955)
Other long-term assets	1,738	(1,029)
Accounts payable, accrued liabilities and other current liabilities	174,265	6,281
Royalties payable	48,650	49,694
Advances from joint interest owners	14,111	26,112
Other long-term liabilities	(4,160)	(60)
Net cash provided by operating activities	1,407,674	1,228,906
Investing activities
Drilling, completion and equipping capital expenditures	(745,343)	(745,476)
Acquisition of oil and natural gas properties	(1,228,834)	(125,118)
Acquisition of Cardinal	(37,604)	—
Midstream capital expenditures	(38,697)	(159,844)
Acquisition of midstream assets	(6,200)	—
Expenditures for other property and equipment	(2,088)	(1,756)
Proceeds from sale of assets	858	22,257
Proceeds from sale of equity method investment	—	3,263
Net cash used in investing activities	(2,057,908)	(1,006,674)
Financing activities
Repayments of borrowings under Credit Agreement	(1,613,000)	(1,235,500)
Borrowings under Credit Agreement	2,154,000	1,030,000
Repayments of borrowings under San Mateo Credit Facility	(181,000)	(165,000)
Borrowings under San Mateo Credit Facility	209,000	328,000
Cost to amend credit facilities	(2,192)	(463)
Proceeds from issuance of senior unsecured notes	750,000	—
Cost to issue senior unsecured notes	(12,909)	—
Purchase of senior unsecured notes	(509,670)	—
Proceeds from sale-leaseback financing obligation	24,000	—
Payments on sale-leaseback financing obligation	(331)	—
Repurchases of common stock	(12,106)	(44,249)
Dividends paid	(93,258)	(78,150)
Contributions related to formation of San Mateo	15,100	9,200
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(59,290)	(62,230)
Taxes paid related to net share settlement of stock-based compensation	(6,005)	(11,081)
Other	(667)	(715)
Net cash provided by (used in) financing activities	661,672	(230,188)
Change in cash and restricted cash	11,438	(7,956)
Cash and restricted cash at beginning of period	79,477	94,742
Cash and restricted cash at end of period	$90,915	$86,786

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
Certain reclassifications to captions within the interim unaudited condensed consolidated balance sheets, statements of operations and statements of changes in shareholders’ equity have been made to the prior period’s financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations, cash flows or retained earnings. In management’s opinion, these interim unaudited condensed consolidated financial statements include all normal, recurring adjustments that are necessary for a fair presentation of the Company’s interim unaudited condensed consolidated financial statements as of June 30, 2026. Amounts as of December 31, 2025 are derived from the Company’s audited consolidated financial statements included in the Annual Report.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Revenues
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the three and six months ended June 30, 2026 and 2025 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues from contracts with customers	$1,173,423	$925,678	$2,115,027	$1,931,851
Realized (loss) gain on derivatives	(72,488)	6,947	(86,981)	9,661
Unrealized gain (loss) on derivatives	85,457	(37,313)	(170,017)	(32,242)
Total revenues	$1,186,392	$895,312	$1,858,029	$1,909,270

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Oil revenues	$1,126,425	$719,380	$1,914,774	$1,468,701
Natural gas revenues	(38,841)	96,394	(8,459)	256,991
Third-party midstream services revenues	44,593	42,007	86,684	75,506
Sales of purchased natural gas	41,246	67,897	122,028	130,653
Total revenues from contracts with customers	$1,173,423	$925,678	$2,115,027	$1,931,851

Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, the Company is required to perform a ceiling test each quarter that determines a limit, or ceiling, on the capitalized costs of oil and natural gas properties based primarily on the after-tax estimated future net cash flows from oil and natural gas properties using a 10% discount rate and the arithmetic average of first-day-of-the-month oil and natural gas prices for the prior 12-month period. For each of the three and six months ended June 30, 2026 and 2025, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and, as a result, no impairment charge was necessary.
The Company capitalized approximately $19.2 million and $18.2 million of its general and administrative costs for the three months ended June 30, 2026 and 2025, respectively, and $40.3 million and $35.7 million of its general and administrative costs for the six months ended June 30, 2026 and 2025, respectively. The Company capitalized approximately $4.6 million and $6.2 million of its interest expense for the three months ended June 30, 2026 and 2025, respectively, and $11.6 million and $14.9 million of its interest expense for the six months ended June 30, 2026 and 2025, respectively.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
The following table sets forth the computation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2026 and 2025 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average common shares outstanding
Basic	124,156	124,418	124,205	124,804
Dilutive effect of options and restricted stock units	—	38	—	173
Diluted weighted average common shares outstanding	124,156	124,456	124,205	124,977
NOTE 3 — ACQUISITIONS
Bureau of Land Management (“BLM”) Oil and Gas Lease Acquisition
In May 2026, the Company completed the acquisition of 5,154 net undeveloped acres in the core of the Delaware Basin in Southeast New Mexico for approximately $1.16 billion as part of the BLM Oil and Gas Lease Sale (the “BLM Acquisition”). The acquired acreage complements the Company’s existing acreage position, and as a result, includes proved undeveloped reserves in addition to unproved and unevaluated reserves.
The BLM Acquisition was accounted for as an asset acquisition. The purchase price is allocated to the underlying assets acquired based upon their relative fair values as of the acquisition date as set forth below (in thousands).

Allocation
Unproved and unevaluated	$912,054
Evaluated	248,100
Total oil and natural gas properties acquired	$1,160,154
The fair value measurements of the assets acquired were based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair value of evaluated oil and gas properties were measured using the discounted cash flow technique of valuation. Significant inputs to the valuation of oil and gas properties include estimates of: (i) future production volumes, (ii) future commodity prices and (iii) the weighted average cost of capital. These inputs require significant judgments and estimates and are the most sensitive and subject to change.
NOTE 4 — ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations for the six months ended June 30, 2026 (in thousands).

Beginning asset retirement obligations	$150,372
Liabilities incurred during period	4,462
Liabilities settled during period	(380)
Accretion expense	4,620
Ending asset retirement obligations	159,074
Less: current asset retirement obligations(1)	(3,883)
Long-term asset retirement obligations	$155,191
 _______________
(1)Included in accounts payable and accrued liabilities in the Company’s interim unaudited condensed consolidated balance sheet at June 30, 2026.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 5 — DEBT
The components of debt, including the effects of issuance costs and discounts, net as of June 30, 2026 and December 31, 2025, are set forth below (in thousands).

	June 30, 2026	December 31, 2025
Revolving credit agreements:
Credit Agreement due 2029	$939,000	$398,000
San Mateo Credit Facility due 2029	911,000	883,000
Senior unsecured notes:
6.875% senior notes due 2028 (the “2028 Notes”)	—	500,000
6.500% senior notes due 2032 (the “2032 Notes”)	900,000	900,000
6.250% senior notes due 2033 (the “2033 Notes”)	750,000	750,000
6.000% senior notes due 2034 (the “2034 Notes”)	750,000	—
Issuance costs and discounts, net	(33,590)	(28,898)
Total senior unsecured notes payable	2,366,410	2,121,102
Total long-term debt	$4,216,410	$3,402,102
Credit Agreements
MRC Energy Company
At June 30, 2026, the Company had $939.0 million in borrowings outstanding under the Company’s reserves-based revolving credit facility (the “Credit Agreement”) and approximately $53.8 million in outstanding letters of credit issued pursuant to the Credit Agreement. Since June 30, 2026, the Company’s borrowings increased $243.0 million under the Credit Agreement, and at August 5, 2026, the Company had $1.18 billion in borrowings outstanding.
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
In June 2026, in connection with the regularly scheduled May 1 redetermination, the borrowing base of the Credit Agreement was reaffirmed at $3.25 billion. Additionally, the Company elected to, and the lenders agreed to, increase the borrowing commitments from $2.25 billion to $2.75 billion.
The Credit Agreement requires the Company to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities of debt, of not less than 1.0 at the end of each fiscal quarter, and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to the greater of $150.0 million or 10% of the elected borrowing commitments of unrestricted cash and cash equivalents), divided by a rolling four quarter EBITDA calculation, of 3.5 or less at the end of each fiscal quarter. The Company was in compliance with the terms of the Credit Agreement at June 30, 2026.
San Mateo Midstream, LLC
At June 30, 2026, San Mateo had $911.0 million in borrowings outstanding under its secured revolving credit facility (the “San Mateo Credit Facility”) and approximately $15.4 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. Since June 30, 2026, San Mateo’s borrowings increased $25.0 million under the San Mateo Credit Facility, and at August 5, 2026, San Mateo had $936.0 million in borrowings outstanding.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 5 — DEBT — Continued
The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s debt to EBITDA ratio is greater than 4.50 or San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. San Mateo was in compliance with the terms of the San Mateo Credit Facility at June 30, 2026.
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
NOTE 6 — INCOME TAXES
The Company recorded a current income tax provision of $0.2 million for each of the three and six months ended June 30, 2026 and a deferred income tax provision of $106.6 million and $105.9 million for the three and six months ended June 30, 2026, respectively. The Company recorded a current income tax provision of $23.1 million and $46.1 million and a deferred income tax provision of $33.4 million and $93.3 million for the three and six months ended June 30, 2025, respectively. The decrease in the current income tax provision and increase in the deferred income tax provision for the three and six months ended June 30, 2026 compared to the respective periods of 2025 were primarily the result of the One Big Beautiful Bill Act of 2025 (the “OBBBA”). See Note 8, Income Taxes, of the Company’s Annual Report for further details of the provisions of the OBBBA that most significantly affect its income taxes. Additionally, the increase in the total income tax provision resulted from higher income before income taxes.
The Company’s effective income tax rate was 21% for the three months ended June 30, 2026. The Company’s effective income tax rate of 23% for the six months ended June 30, 2026 differed from the U.S. federal statutory rate primarily due to state taxes in New Mexico, partially offset by the impact of permanent differences between book and tax income recognized discretely in the current period. The Company’s effective income tax rates of 27% and 26% for the three and six months ended June 30, 2025, respectively, differed from the U.S. federal statutory rate primarily due to state taxes in New Mexico.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 6 — INCOME TAXES — Continued

The Company’s cash (refunds) payments for income taxes during the three and six months ended June 30, 2026 and 2025 are as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Federal	$(22,733)	$43,000	$(22,733)	$43,000
State
New Mexico	—	7,500	(4,039)	7,500
Other	—	—	(50)	—
Total cash (refunds) payments for income taxes	$(22,733)	$50,500	$(26,822)	$50,500
NOTE 7 — EQUITY
Stock-Based Compensation
During the six months ended June 30, 2026, the Company granted awards to certain of its employees of 392,000 service-based restricted stock units to be settled in cash, which are liability instruments, and 392,000 performance-based stock units and 2,500 service-based shares of restricted stock, which are equity instruments. The performance-based stock units vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year period ending December 31, 2028, as compared to a designated peer group. The service-based restricted stock and restricted stock units vest over a three-year period. The fair value of these awards was approximately $37.6 million on their respective grant dates.
Common Stock Dividend
Matador’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.375 per share of common stock in each of the first and second quarters of 2026. The first quarter dividend, which totaled $46.8 million, was paid on March 10, 2026 to shareholders of record as of February 27, 2026. The second quarter dividend, which totaled $46.4 million, was paid on June 5, 2026 to shareholders of record as of May 8, 2026. On July 22, 2026, the Board declared a quarterly cash dividend of $0.375 per share of common stock payable on September 8, 2026 to shareholders of record as of August 10, 2026.
Share Repurchase Program
As further described in the Annual Report, the Company maintains a share repurchase program (the “Share Repurchase Program”) authorizing the repurchase of up to $400.0 million of common stock. During the three and six months ended June 30, 2026, the Company repurchased 225,000 and 242,702 shares of common stock, respectively, under the Share Repurchase Program at a weighted average price of $49.59 and $48.88 per common share, respectively, for a total cost of $11.2 million and $11.9 million, respectively.
San Mateo Distributions and Contributions
During the three months ended June 30, 2026 and 2025, San Mateo distributed $30.1 million and $29.6 million, respectively, to the Company and $28.9 million and $28.4 million, respectively, to a subsidiary of Five Point Infrastructure LLC (“Five Point”), the Company’s joint venture partner in San Mateo. During the six months ended June 30, 2026 and 2025, San Mateo distributed $61.7 million and $64.8 million to the Company and $59.3 million and $62.2 million, respectively, to Five Point. During the three and six months ended June 30, 2026 and 2025, there were no contributions to San Mateo by either the Company or Five Point.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 7 — EQUITY — Continued
Performance Incentives
Five Point paid the Company $8.2 million and $6.4 million of performance incentives during the three months ended June 30, 2026 and 2025, respectively. Five Point paid the Company $15.1 million and $9.2 million of performance incentives during the six months ended June 30, 2026 and 2025, respectively. These performance incentives are recorded when received, net of the $1.7 million and $1.3 million deferred tax impact to the Company for the three months ended June 30, 2026 and 2025, respectively, and $3.1 million and $1.9 million deferred tax impact to the Company for the six months ended June 30, 2026 and 2025, respectively, in “Additional paid-in capital” in the Company’s interim unaudited condensed consolidated balance sheets. These performance incentives received in the three and six months ended June 30, 2026 and 2025 are also denoted as “Contributions related to formation of San Mateo” under “Financing activities” in the Company’s interim unaudited condensed consolidated statements of cash flows and changes in shareholders’ equity.
NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2026, the Company had various costless collar and price call contracts open and in place to mitigate its exposure to oil and natural gas price volatility, each with an established price floor and ceiling. At June 30, 2026, the Company had natural gas swap and natural gas basis differential swap contracts open and in place to mitigate its exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price. The Company had no open contracts associated with natural gas liquids prices at June 30, 2026.
The following is a summary of the Company’s open costless collar contracts at June 30, 2026.

Commodity	Calculation Period	Notional Quantity (Bbl or MMBtu)	Weighted Average Price Floor ($/Bbl or $/MMBtu)	Weighted Average Price Ceiling ($/Bbl or $/MMBtu)	Fair Value of Asset (Liability) (thousands)
Oil - WTI	07/01/2026 - 12/31/2026	12,328,000	$52.75	$66.36	$(66,064)
Oil - WTI	01/01/2027 - 12/31/2027	3,650,000	$55.00	$76.00	(2,807)
Natural Gas - Henry Hub	07/01/2026 - 12/31/2026	27,600,000	$3.50	$6.70	9,226
Total open costless collar contracts					$(59,645)
The following is a summary of the Company’s open price call contracts at June 30, 2026.

Commodity	Calculation Period	Notional Quantity (Bbl)	Fixed Price ($/Bbl)	Fair Value of Asset (Liability) (thousands)
Oil - WTI	07/01/2026 - 12/31/2026	12,236,000	$100.00	$(57,059)
Total open price call contracts				$(57,059)
The following is a summary of the Company’s open swap contracts at June 30, 2026.

Commodity	Calculation Period	Notional Quantity (MMBtu)	Fixed Price ($/MMBtu)	Fair Value of Asset (Liability) (thousands)
Natural Gas - Waha	07/01/2026 - 07/31/2026	3,100,000	$(0.53)	$(4,042)
Total open swap contracts				$(4,042)

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
The following is a summary of the Company’s open basis differential swap contracts at June 30, 2026.

Commodity	Calculation Period	Notional Quantity (MMBtu)	Fixed Price ($/MMBtu)	Fair Value of Asset (Liability) (thousands)
Natural Gas Basis Differential - Waha	07/01/2026 - 12/31/2026	27,600,000	$(2.52)	$(11,944)
Natural Gas Basis Differential - Houston Ship Channel	07/01/2026 - 09/30/2029	135,432,000	$(0.37)	(3,275)
Total open basis differential swap contracts				$(15,219)
The Company’s derivative financial instruments are subject to master netting arrangements, and the Company’s counterparties allow for cross-commodity master netting provided the settlement dates for the commodities are the same. The Company does not present different types of commodities with the same counterparty on a net basis in its interim unaudited condensed consolidated balance sheets.
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the interim unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the condensed consolidated balance sheets	Net amounts presented in the condensed consolidated balance sheets
June 30, 2026
Current assets	$30,294	$(16,697)	$13,597
Other assets	8,291	(8,291)	—
Current liabilities	(157,789)	16,697	(141,092)
Long-term liabilities	(16,761)	8,291	(8,470)
Total	$(135,965)	$—	$(135,965)
December 31, 2025
Current assets	$57,450	$(23,398)	$34,052
Current liabilities	(23,398)	23,398	—
Total	$34,052	$—	$34,052

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

		Three Months Ended June 30,		Six Months Ended June 30,
Type of Instrument	Location in Condensed Consolidated Statement of Operations	2026	2025	2026	2025
Derivative Instrument
Oil	Revenues: Realized loss on derivatives	$(171,817)	$—	$(223,634)	$—
Natural Gas	Revenues: Realized gain on derivatives	99,329	6,947	136,653	9,661
Realized (loss) gain on derivatives		(72,488)	6,947	(86,981)	9,661
Oil	Revenues: Unrealized gain (loss) on derivatives	186,091	17,724	(126,648)	1,582
Natural Gas	Revenues: Unrealized loss on derivatives	(100,634)	(55,037)	(43,369)	(33,824)
Unrealized gain (loss) on derivatives		85,457	(37,313)	(170,017)	(32,242)
Total		$12,969	$(30,366)	$(256,998)	$(22,581)
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 9 — FAIR VALUE MEASUREMENTS — Continued
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of June 30, 2026 and December 31, 2025 (in thousands).

	Fair Value Measurements at June 30, 2026 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil costless collars	$—	$(68,871)	$—	$(68,871)
Oil price calls	—	(57,059)	—	(57,059)
Natural gas costless collars	—	9,226	—	9,226
Natural gas swaps	—	(4,042)	—	(4,042)
Natural gas basis differential swaps	—	(15,219)	—	(15,219)
Total	$—	$(135,965)	$—	$(135,965)

	Fair Value Measurements at December 31, 2025 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil costless collars	$—	$717	$—	$717
Natural gas costless collars	—	17,396	—	17,396
Natural gas basis differential swaps	—	15,939	—	15,939
Total	$—	$34,052	$—	$34,052

Additional disclosures related to derivative financial instruments are provided in Note 8, Derivative Financial Instruments.
Other Fair Value Measurements
At June 30, 2026 and December 31, 2025, the carrying values reported on the interim unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners and other current liabilities approximated their fair values due to their short-term maturities.
At June 30, 2026 and December 31, 2025, the carrying value of borrowings under the Credit Agreement and the San Mateo Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
The following table summarizes the carrying values and fair values of outstanding senior unsecured notes at June 30, 2026 and December 31, 2025 (in thousands).

		June 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	Level 1	$—	$—	$500,000	$511,585
2032 Notes	Level 1	$900,000	$905,490	$900,000	$914,265
2033 Notes	Level 1	$750,000	$748,688	$750,000	$751,920
2034 Notes	Level 1	$750,000	$732,278	$—	$—

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 9 — FAIR VALUE MEASUREMENTS — Continued
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination, lease and well equipment inventory when the market value is determined to be lower than the cost of the inventory, and other property and equipment that are reduced to fair value when they are impaired or held for sale. See Note 3, Acquisitions, for a discussion of the fair value measurement of assets acquired as part of the BLM Acquisition.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Produced Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and produced water from certain portions of its acreage for transportation, gathering, processing, fractionation, sales and disposal. The Company paid approximately $39.9 million and $22.0 million for services under these agreements during the three months ended June 30, 2026 and 2025, respectively, and $65.2 million and $43.4 million for services under these agreements during the six months ended June 30, 2026 and 2025, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at June 30, 2026, the total deficiencies required to be paid by the Company under these agreements would be approximately $2.37 billion.
San Mateo Commitments
The Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area and acreage in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and the Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, the Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements. The Company also dedicated to San Mateo certain of its current and future leasehold interests in the Ranger and Antelope Ridge asset areas pursuant to 15-year, fixed-fee natural gas gathering, compression, treating and processing agreements (collectively with the transportation, gathering, produced water disposal and natural gas processing agreements, the “Operational Agreements”). San Mateo provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The remaining minimum contractual obligation under the Operational Agreements at June 30, 2026 was approximately $646.2 million.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 11 — SUPPLEMENTAL DISCLOSURES
Accounts Payable and Accrued Liabilities
The following table summarizes the Company’s current accounts payable and accrued liabilities at June 30, 2026 and December 31, 2025 (in thousands).

	June 30, 2026	December 31, 2025
Accrued evaluated and unproved and unevaluated property costs	$272,810	$151,680
Accounts payable	243,765	179,337
Accrued lease operating expenses	107,295	85,009
Accrued partners’ share of joint interest charges	43,546	24,427
Accrued interest on debt	42,906	32,157
Accrued derivative payments	41,309	—
Accrued compensation and benefits	25,262	33,162
Accrued midstream properties costs	22,011	7,648
Accrued payable related to purchased natural gas	12,127	10,530
Accrued asset retirement obligations	3,883	6,309
Other	21,862	10,361
Total accounts payable and accrued liabilities	$836,776	$540,620
Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the six months ended June 30, 2026 and 2025 (in thousands).

	Six Months Ended June 30,
	2026	2025
Cash paid for interest expense, net of amounts capitalized	$40,502	$77,377
Increase (decrease) in asset retirement obligations related to mineral properties	$3,929	$(2,613)
Increase in asset retirement obligations related to midstream properties	$153	$8
Increase (decrease) in liabilities for drilling, completion and equipping capital expenditures	$106,264	$(34,910)
Increase in liabilities for acquisition of oil and natural gas properties	$4,920	$444
Increase in liabilities for midstream properties capital expenditures	$14,451	$17,884
Stock-based compensation expense recognized as a liability	$12,034	$5,111
Transfer of inventory from oil and natural gas properties	$(232)	$(17,648)
The following table provides a reconciliation of cash and restricted cash recorded in the interim unaudited condensed consolidated balance sheets to cash and restricted cash as presented on the interim unaudited condensed consolidated statements of cash flows (in thousands).

	Six Months Ended June 30,
	2026	2025
Cash	$26,318	$10,520
Restricted cash	64,597	76,266
Total cash and restricted cash	$90,915	$86,786

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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended June 30, 2026
Oil and natural gas revenues	$1,083,333	$4,251	$—	$—	$1,087,584
Midstream services revenues	—	146,328	—	(101,735)	44,593
Sales of purchased natural gas	3,024	38,222	—	—	41,246
Realized loss on derivatives	(72,488)	—	—	—	(72,488)
Unrealized gain on derivatives	85,457	—	—	—	85,457
Operating expense(1)	148,823	60,536	—	(41,875)	167,484
Other expenses(2)	409,089	57,003	35,354	(59,860)	441,586
Operating income(3)	$541,414	$71,262	$(35,354)	$—	$577,322
Total assets(4)	$11,459,104	$1,900,557	$134,905	$—	$13,494,566
Capital expenditures(5)	$1,594,747	$44,041	$(44)	$—	$1,638,744
_____________________
(1)Includes lease operating expense for the exploration and production segment and midstream operating expense for the midstream segment.
(2)Includes depletion, depreciation and amortization expenses of $297.1 million and $17.6 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.4 million. Other expenses for each reportable segment also include (i) transportation and processing, (ii) general and administrative expenses, (iii) accretion of asset retirement obligations, (iv) purchased natural gas and (v) taxes other than income.
(3)Includes $23.0 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(4)Excludes intercompany receivables and investments in subsidiaries.
(5)Includes $1.18 billion attributable to land and seismic acquisition expenditures related to the exploration and production segment, $6.2 million attributable to midstream acquisition expenditures and $13.4 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 12 — SEGMENT INFORMATION — Continued

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended June 30, 2025
Oil and natural gas revenues	$813,115	$2,659	$—	$—	$815,774
Midstream services revenues	—	137,125	—	(95,118)	42,007
Sales of purchased natural gas	29,682	38,215	—	—	67,897
Realized gain on derivatives	6,947	—	—	—	6,947
Unrealized loss on derivatives	(37,313)	—	—	—	(37,313)
Operating expense(1)	151,530	44,456	—	(46,299)	149,687
Other expenses(2)	427,230	51,755	26,795	(48,819)	456,961
Operating income(3)	$233,671	$81,788	$(26,795)	$—	$288,664
Total assets(4)	$9,405,046	$1,770,840	$104,024	$—	$11,279,910
Capital expenditures(5)	$389,113	$101,487	$814	$—	$491,414
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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Six Months Ended June 30, 2026
Oil and natural gas revenues	$1,899,284	$7,031	$—	$—	$1,906,315
Midstream services revenues	—	282,276	—	(195,592)	86,684
Sales of purchased natural gas	37,391	84,637	—	—	122,028
Realized loss on derivatives	(86,981)	—	—	—	(86,981)
Unrealized loss on derivatives	(170,017)	—	—	—	(170,017)
Operating expense(1)	296,001	115,763	—	(81,527)	330,237
Other expenses(2)	823,694	124,180	69,840	(114,065)	903,649
Operating income(3)	$559,982	$134,001	$(69,840)	$—	$624,143
Total assets(4)	$11,459,104	$1,900,557	$134,905	$—	$13,494,566
Capital expenditures(5)	$2,073,807	$59,775	$2,088	$—	$2,135,670
_____________________
(1)Includes lease operating expense for the exploration and production segment and midstream operating expense for the midstream segment.
(2)Includes depletion, depreciation and amortization expenses of $572.4 million and $34.6 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.8 million. Other expenses for each reportable segment also includes (i) transportation and processing, (ii) general and administrative expenses, (iii) accretion of asset retirement obligations, (iv) purchased natural gas and (v) taxes other than income.
(3)Includes $43.1 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 12 — SEGMENT INFORMATION — Continued
(4)Excludes intercompany receivables and investments in subsidiaries.
(5)Includes $1.24 billion attributable to land and seismic acquisition expenditures related to the exploration and production segment, $6.2 million attributable to midstream acquisition expenditures and $18.6 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Six Months Ended June 30, 2025
Oil and natural gas revenues	$1,719,046	$6,646	$—	$—	$1,725,692
Midstream services revenues	—	257,104	—	(181,598)	75,506
Sales of purchased natural gas	55,259	75,394	—	—	130,653
Realized gain on derivatives	9,661	—	—	—	9,661
Unrealized loss on derivatives	(32,242)	—	—	—	(32,242)
Operating expense(1)	297,396	96,260	—	(87,755)	305,901
Other expenses(2)	858,570	105,177	55,650	(93,843)	925,554
Operating income(3)	$595,758	$137,707	$(55,650)	$—	$677,815
Total assets(4)	$9,405,046	$1,770,840	$104,024	$—	$11,279,910
Capital expenditures(5)	$865,265	$178,671	$1,756	$—	$1,045,692
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
NOTE 13 — SUBSEQUENT EVENTS

Paloma Acquisition
On July 22, 2026, a wholly-owned subsidiary of the Company entered into a definitive agreement to acquire Paloma Permian, LLC (“Paloma”) from a portfolio company of EnCap Investments L.P. (“EnCap”), including certain proved undeveloped acreage and oil and natural gas producing properties located in Eddy and Lea Counties, New Mexico (the “Paloma Acquisition”). The consideration for the Paloma Acquisition will consist of a cash payment of $1.275 billion, subject to customary closing adjustments, including for working capital and for title and environmental defects. The consummation of the Paloma Acquisition is subject to the satisfaction or waiver of a number of customary closing conditions and is expected to close in the fourth quarter of 2026, with an effective date of June 1, 2026. This acquisition is expected to be funded through cash on hand and borrowings under the Company’s existing reserves-based Credit Agreement, for which the elected commitment level was increased to $2.75 billion as discussed in Note 5, Debt.

Ridge Runner Acquisition
On July 22, 2026, a wholly-owned subsidiary of the Company entered into a definitive agreement to acquire from subsidiaries of Ridge Runner Resources II, LLC, a portfolio company of EnCap, primarily undeveloped acreage and certain oil and natural gas producing properties located the Woodford play in Lea County, New Mexico and Winkler and Ward Counties, Texas (the “Ridge Runner Acquisition”). The consummation of the Ridge Runner Acquisition is subject to the satisfaction or waiver of a number of customary closing conditions and is expected to close in the fourth quarter of 2026, with an effective date of June 1, 2026. This acquisition is expected to be funded through cash on hand and borrowings under the Company’s

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
Note 13 — SUBSEQUENT EVENTS — Continued
existing reserves-based Credit Agreement, for which the elected commitment level was increased to $2.75 billion as discussed in Note 5, Debt.
Cardinal Acquisition
On July 31, 2026, a wholly-owned subsidiary of San Mateo completed the acquisition of the operating subsidiaries of Cardinal Midstream Partners, LLC (“Cardinal”), a portfolio company of EnCap Flatrock Midstream, for total cash consideration of $752.0 million, subject to certain customary post-closing purchase price adjustments (the “Cardinal Acquisition”). The purchase price for the Cardinal Acquisition was funded through a combination of (i) borrowings under a new $650.0 million term loan due July 30, 2027 under the San Mateo Credit Facility, (ii) capital contributions by Matador and Five Point to San Mateo of $51.0 million and $49.0 million, respectively, and (iii) cash on hand.

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
By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include those described in the “Risk Factors” section of the Annual Report, as well as the following factors, among others: general economic conditions, including the effects of inflation and interest rates; tariffs and trade tensions; our ability to execute our business plan, including whether our drilling program is successful; changes in oil, natural gas and natural gas liquids (“NGL”) prices and the demand for oil, natural gas and NGLs; our ability to replace reserves and efficiently develop current reserves; the operating results of our midstream business’s oil, natural gas and water gathering and transportation systems, pipelines and facilities, the acquiring of third-party business and the drilling of any additional salt water disposal wells; costs of operations; delays and other difficulties related to producing oil, natural gas and NGLs or the construction, expansion or operation of our midstream assets; delays and other difficulties related to regulatory and governmental approvals and restrictions; impact on our operations due to seismic events; availability of sufficient capital to execute our business plan, including from future cash flows, capital markets, available borrowing capacity under our revolving credit facilities and otherwise; our ability to make acquisitions on economically acceptable terms; our ability to integrate acquisitions, including the Cardinal Acquisition, the Paloma Acquisition and the Ridge Runner Acquisition (each as defined below); the operating results of and availability of any potential distributions from our joint ventures; weather conditions, environmental conditions and natural disasters; our ability to consummate the Paloma Acquisition and the Ridge Runner Acquisition in the anticipated timeframes or at all; risks related to the satisfaction or waiver of the conditions to closing the Paloma Acquisition and the Ridge Runner Acquisition in the anticipated timeframes or at all; risks related to obtaining the requisite regulatory approvals for the Paloma Acquisition and the Ridge Runner Acquisition; disruption from our acquisitions, including the Cardinal Acquisition, the Paloma Acquisition and the Ridge Runner Acquisition, making it more difficult to maintain business and operational relationships; significant transaction costs associated with our acquisitions, including the Cardinal Acquisition, the Paloma Acquisition and the Ridge Runner Acquisition; evolving cybersecurity risks; the risk of litigation and/or regulatory actions related to our acquisitions, including the Cardinal Acquisition, the Paloma Acquisition and the Ridge Runner Acquisition; and the other factors discussed below and elsewhere in this Quarterly Report and in other documents that we file with or furnish to the SEC, all of which are difficult to predict. Forward-looking statements may include statements about:
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
•the integration of acquisitions, including the Cardinal Acquisition, the Paloma Acquisition and the Ridge Runner Acquisition, with our business;
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
•our future operating results;
•the Cardinal Acquisition, the Paloma Acquisition and the Ridge Runner Acquisition, including the anticipated timing and benefits thereof;
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

Second Quarter Highlights
For the three months ended June 30, 2026, our total oil equivalent production was 19.6 million BOE, and our average daily oil equivalent production was 215,631 BOE per day, of which 126,106 Bbl per day, or 58%, was oil and 537.1 MMcf per day, or 42%, was natural gas. Our average daily oil production of 126,106 Bbl per day for the three months ended June 30, 2026 increased 3% year-over-year from 122,875 Bbl per day for the three months ended June 30, 2025. Our average daily natural gas production of 537.1 MMcf per day for the three months ended June 30, 2026 increased 4% year-over-year from 516.8 MMcf per day for the three months ended June 30, 2025. The Delaware Basin contributed 100% of our daily oil production and 97% of our daily natural gas production in each of the second quarters of 2026 and 2025.
For the second quarter of 2026, we reported net income attributable to Matador shareholders of $390.7 million, or $3.15 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $150.2 million, or $1.21 per diluted common share, for the second quarter of 2025. For the second quarter of 2026, our Adjusted EBITDA, a non‑GAAP financial measure, was $781.0 million, as compared to Adjusted EBITDA of $594.2 million during the second quarter of 2025.
For the six months ended June 30, 2026, we reported net income attributable to Matador shareholders of $354.8 million, or $2.86 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $390.3 million, or $3.12 per diluted common share, for the six months ended June 30, 2025. For the six months ended June 30, 2026, our Adjusted EBITDA, a non‑GAAP financial measure, was $1.36 billion, as compared to Adjusted EBITDA of $1.24 billion for the six months ended June 30, 2025.
For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Liquidity and Capital Resources—Non-GAAP Financial Measures.” For more information regarding our financial results for the three and six months ended June 30, 2026, see “—Results of Operations” below.
Acquisitions
In May 2026, we completed the acquisition of 5,154 net undeveloped acres in the core of the Delaware Basin in Southeast New Mexico for approximately $1.16 billion as part of the Bureau of Land Management Oil and Gas Lease Sale (the “BLM Acquisition”). The acquired acreage complements our existing acreage position, and as a result, includes proved undeveloped reserves in addition to unproved and unevaluated reserves.
Subsequent to the end of the reporting period, on July 22, 2026, we entered into a definitive agreement to acquire Paloma Permian, LLC (“Paloma”) from a portfolio company of EnCap Investments L.P. (“EnCap”), including certain proved undeveloped acreage and oil and natural gas producing properties located in Eddy and Lea Counties, New Mexico (the “Paloma Acquisition”). The consideration for the Paloma Acquisition will consist of a cash payment of $1.275 billion, subject to customary closing adjustments, including for working capital and for title and environmental defects. The consummation of the Paloma Acquisition is subject to the satisfaction or waiver of a number of customary closing conditions and is expected to close in the fourth quarter of 2026, with an effective date of June 1, 2026.
On July 22, 2026, we entered into a definitive agreement to acquire from subsidiaries of Ridge Runner Resources II, LLC, a portfolio company of EnCap, primarily undeveloped acreage and certain oil and natural gas producing properties located in the Woodford play in Lea County, New Mexico and Winkler and Ward Counties, Texas (the “Ridge Runner Acquisition”). The consummation of the Ridge Runner Acquisition is subject to the satisfaction or waiver of a number of customary closing conditions and is expected to close in the fourth quarter of 2026, with an effective date of June 1, 2026.
On July 31, 2026, San Mateo completed the acquisition of the operating subsidiaries of Cardinal Midstream Partners, LLC (“Cardinal”), a portfolio company of EnCap Flatrock Midstream, for total cash consideration of $752.0 million, subject to certain customary post-closing purchase price adjustments (the “Cardinal Acquisition”).
For discussion of the funding for these acquisitions, see “—Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report.
2026 Capital Expenditure Budget
On August 5, 2026, we increased our estimated drilling, completing and equipping (“D/C/E”) capital expenditures for 2026 to a range of $1.48 to $1.56 billion from a range of $1.35 to $1.44 billion, which includes our expected D/C/E capital expenditures on acreage acquired in the BLM Acquisition and expected to be acquired in the Paloma Acquisition and Ridge Runner Acquisition. On August 5, 2026, we also adjusted our estimated midstream capital expenditures for 2026 to a range of $145.0 to $165.0 million from a range of $100.0 to $110.0 million, which includes our proportionate share of San Mateo’s estimated 2026 capital expenditures as well as the estimated 2026 capital expenditures for other wholly-owned midstream projects.

Critical Accounting Policies
There have been no changes to our critical accounting policies and estimates from those set forth in the Annual Report.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our financial statements.
Results of Operations
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Operating Data
Revenues (in thousands)(1)
Oil	$1,126,425	$719,380	$407,045	57%
Natural gas	(38,841)	96,394	(135,235)	(140)%
Total oil and natural gas revenues	1,087,584	815,774	271,810	33%
Third-party midstream services revenues	44,593	42,007	2,586	6%
Sales of purchased natural gas	41,246	67,897	(26,651)	(39)%
Realized (loss) gain on derivatives	(72,488)	6,947	(79,435)	(1,143)%
Unrealized gain (loss) on derivatives	85,457	(37,313)	122,770	(329)%
Total revenues	$1,186,392	$895,312	$291,080	33%
Net Production Volumes(1)
Oil (MBbl)	11,476	11,182	294	3%
Natural gas (Bcf)	48.9	47.0	1.9	4%
Total oil equivalent (MBOE)(2)	19,622	19,020	602	3%
Average daily production (BOE/d)(2)	215,631	209,013	6,618	3%
Average Sales Prices
Oil, without realized derivatives (per Bbl)	$98.16	$64.34	$33.82	53%
Oil, with realized derivatives (per Bbl)	$83.19	$64.34	$18.85	29%
Natural gas, without realized derivatives (per Mcf)	$(0.79)	$2.05	$(2.84)	(139)%
Natural gas, with realized derivatives (per Mcf)	$1.24	$2.20	$(0.96)	(44)%
_________________
(1)We report our production volumes in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Revenues associated with NGLs are included with our natural gas revenues.
(2)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
Three Months Ended June 30, 2026 as Compared to Three Months Ended June 30, 2025
Oil and natural gas revenues. The increase in oil revenues resulted from the 53% increase in the weighted average oil price realized and the 3% increase in oil production. The decrease in natural gas revenues primarily resulted from the 139% decrease in the weighted average natural gas price realized and the 4% increase in natural gas production. For further discussion of factors impacting commodity prices, see “—General Outlook and Trends.”
Third-party midstream services revenues. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. The increase in third-party midstream services revenues was primarily attributable to a $3.0 million increase in our third-party natural gas gathering and processing revenues, which was partially offset by a $0.7 million decrease in our third-party water disposal revenues.

Sales of purchased natural gas. The decrease in sales of purchased natural gas was primarily the result of a 49% decrease in natural gas price realized, which was partially offset by a 20% increase in natural gas volumes sold. Sales of purchased natural gas reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at San Mateo’s cryogenic natural gas processing plants and subsequently sell the residue natural gas and NGLs to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our interim unaudited condensed consolidated statements of operations.
Realized (loss) gain on derivatives. Our realized loss on derivatives was $72.5 million for the three months ended June 30, 2026, as compared to a realized gain of $6.9 million for the three months ended June 30, 2025. For the three months ended June 30, 2026, we recorded a net loss of $171.8 million related to our oil costless collars, resulting primarily from oil prices that were above the ceiling of certain of our oil costless collar contracts and the deferred call premiums on certain of our purchased oil call contracts. This loss was partially offset by a net gain of $99.3 million related to our natural gas costless collar and swap contracts, resulting primarily from natural gas prices that were below the floor of our natural gas costless collar contracts, natural gas prices that were below the fixed prices of certain of our natural gas swap contracts and natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts. For the three months ended June 30, 2025, we recorded a net gain of $6.9 million related to our natural gas basis differential swap contracts, resulting primarily from natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts. We realized an average loss on our oil derivatives of approximately $14.97 per Bbl produced during the three months ended June 30, 2026, as compared to no realized gains or losses from oil derivatives during the three months ended June 30, 2025. We realized an average gain on our natural gas derivatives of approximately $2.03 per Mcf produced during the three months ended June 30, 2026, as compared to an average gain of approximately $0.15 per Mcf produced during the three months ended June 30, 2025. See Note 8, Derivative Financial Instruments, for further details on our derivatives.
Unrealized gain (loss) on derivatives. During the three months ended June 30, 2026, the aggregate net fair value of our open oil and natural gas costless collar, oil price call, natural gas swap and natural gas basis differential swap contracts changed to a net liability of $136.0 million from a net liability of $221.4 million at March 31, 2026, resulting in an unrealized gain on derivatives of $85.5 million for the three months ended June 30, 2026. During the three months ended June 30, 2025, the aggregate net fair value of our open oil and natural gas costless collar and natural gas basis differential swap contracts changed to a net liability of $16.3 million from a net asset of $21.0 million at March 31, 2025, resulting in an unrealized loss on derivatives of $37.3 million for the three months ended June 30, 2025. See Note 8, Derivative Financial Instruments, for further details on our derivatives.

Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Three Months Ended June 30,
(In thousands, except expenses per BOE)	2026	2025	$ Change	% Change
Expenses
Lease operating	$106,948	$105,230	$1,718	2%
Transportation and processing	18,934	16,451	2,483	15%
Midstream operating	60,536	44,457	16,079	36%
Purchased natural gas	(38,912)	35,944	(74,856)	(208)%
Depletion, depreciation and amortization	315,144	302,602	12,542	4%
Taxes other than income	102,794	68,010	34,784	51%
Accretion of asset retirement obligations	2,352	1,767	585	33%
General and administrative	41,274	32,187	9,087	28%
Total expenses	609,070	606,648	2,422	—%
Operating income	577,322	288,664	288,658	100%
Other income (expense)
Interest expense	(60,819)	(53,345)	(7,474)	14%
Other income	3,986	3,502	484	14%
Total other expense	(56,833)	(49,843)	(6,990)	14%
Income before income taxes	520,489	238,821	281,668	118%
Income tax provision (benefit)
Current	226	23,089	(22,863)	(99)%
Deferred	106,611	33,373	73,238	219%
Total income tax provision	106,837	56,462	50,375	89%
Net income	413,652	182,359	231,293	127%
Net income attributable to non-controlling interest in subsidiaries	(23,000)	(32,134)	9,134	(28)%
Net income attributable to Matador Resources Company shareholders	$390,652	$150,225	$240,427	160%
Expenses per BOE
Lease operating	$5.45	$5.53	$(0.08)	(1)%
Transportation and processing	$0.96	$0.86	$0.10	12%
Midstream operating	$3.09	$2.34	$0.75	32%
Depletion, depreciation and amortization	$16.06	$15.91	$0.15	1%
Taxes other than income	$5.24	$3.58	$1.66	46%
General and administrative	$2.10	$1.69	$0.41	24%
Three Months Ended June 30, 2026 as Compared to Three Months Ended June 30, 2025
Lease operating. The increase in lease operating expense was primarily attributable to the increased number of wells being operated by us and other operators (where we own a working interest).
Transportation and processing. The increase in transportation and processing expenses is primarily due to the 3% increase in our total oil equivalent production and a change in the mix of revenue contracts between the periods.
Midstream operating. The increase in midstream operating expense was primarily attributable to a $9.3 million increase in pipeline operation expenses as a result of increased inlet connections and a $6.0 million increase in plant processing expenses as a result of increased gas gathering and processing volumes.
Purchased natural gas. The decrease in purchased natural gas expense was primarily due to a decline of approximately 910% in average Waha pricing resulting in negative prices during the current period, which was partially offset by a 55% increase in volumes purchased due to the weaker market pricing.

Depletion, depreciation and amortization. The increase in depletion, depreciation and amortization was primarily a result of the 3% increase in our total oil equivalent production and the addition of $282.2 million of proved reserves to the full cost pool as a result of the BLM Acquisition.
Taxes other than income. The increase in taxes other than income is primarily due to the increase in oil revenues, partially offset by the decrease in natural gas revenues.
General and administrative. The increase in general and administrative expense was largely attributable to a $4.2 million increase in employee compensation costs as a result of increased headcount and a $1.4 million increase in stock-based compensation expense primarily associated with our cash-settled stock awards, the values of which are remeasured at each reporting period. Additionally, general and administrative expense increased due to a $1.3 million increase in director and officer insurance and approximately $1.1 million in transaction costs associated with the Cardinal Acquisition.
Interest expense. The increase in interest expense for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to a $164.5 million increase in average debt outstanding under the Credit Agreement, a $198.0 million increase in average debt outstanding under the San Mateo Credit Facility, and a $250.0 million increase in the weighted average of senior notes outstanding between the periods, partially offset by lower interest rates.
Income tax provision. The decrease in the current income tax provision and the increase in the deferred income tax provision were primarily due to the OBBBA. See Note 8, Income Taxes, of our Annual Report for further details of the provisions of the OBBBA that most significantly affect our income taxes. Additionally, the increase in the total income tax provision resulted from higher income before income taxes. Our effective income tax rate was 21% for the three months ended June 30, 2026. Our effective tax rate was 27% for the three months ended June 30, 2025, which differed from the U.S. federal statutory rate primarily due to state taxes in New Mexico.
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Operating Data
Revenues (in thousands)(1)
Oil	$1,914,774	$1,468,701	$446,073	30%
Natural gas	(8,459)	256,991	(265,450)	(103)%
Total oil and natural gas revenues	1,906,315	1,725,692	180,623	10%
Third-party midstream services revenues	86,684	75,506	11,178	15%
Sales of purchased natural gas	122,028	130,653	(8,625)	(7)%
Realized (loss) gain on derivatives	(86,981)	9,661	(96,642)	(1,000)%
Unrealized loss on derivatives	(170,017)	(32,242)	(137,775)	427%
Total revenues	$1,858,029	$1,909,270	$(51,241)	(3)%
Net Production Volumes(1)
Oil (MBbl)	22,301	21,535	766	4%
Natural gas (Bcf)	96.0	92.2	3.8	4%
Total oil equivalent (MBOE)(2)	38,305	36,897	1,408	4%
Average daily production (BOE/d)(2)	211,635	203,851	7,784	4%
Average Sales Prices
Oil, without realized derivatives (per Bbl)	$85.86	$68.20	17.66	26%
Oil, with realized derivatives (per Bbl)	$75.83	$68.20	$7.63	11%
Natural gas, without realized derivatives (per Mcf)	$(0.09)	$2.79	$(2.88)	(103)%
Natural gas, with realized derivatives (per Mcf)	$1.33	$2.89	$(1.56)	(54)%
_________________
(1)We report our production volumes in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Revenues associated with NGLs are included with our natural gas revenues.
(2)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

Six Months Ended June 30, 2026 as Compared to Six Months Ended June 30, 2025
Oil and natural gas revenues. The increase in oil revenues resulted from the 26% increase in the weighted average oil price realized and the 4% increase in our oil production. The decrease in natural gas revenues primarily resulted from the 103% decrease in the weighted average natural gas price realized and the 4% increase in our natural gas production. For further discussion of factors impacting commodity prices, see “—General Outlook and Trends.”
Third-party midstream services revenues. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. The increase in third-party midstream services revenues was primarily attributable to a $12.0 million increase in our third-party natural gas gathering and processing revenues, which was partially offset by a $1.3 million decrease in our third-party water disposal revenues.
Sales of purchased natural gas. The decrease in sales of purchased natural gas was primarily the result of a 37% decrease in natural gas price realized, which was partially offset by a 48% increase in natural gas volumes sold. Sales of purchased natural gas reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at San Mateo’s cryogenic natural gas processing plants and subsequently sell the residue natural gas and NGLs to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our interim unaudited condensed consolidated statements of operations.
Realized loss on derivatives. Our realized loss on derivatives was $87.0 million for the six months ended June 30, 2026, as compared to a realized gain of $9.7 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, we recorded a net loss of $223.6 million related to our oil costless collars, resulting primarily from oil prices that were above the ceiling of certain of our oil costless collar contracts and the deferred call premiums on certain of our purchased oil call contracts. This loss was partially offset by a net gain of $136.7 million related to our natural gas costless collar and swap contracts, resulting primarily from natural gas prices that were below the floor of our natural gas costless collar contracts, natural gas prices that were below the fixed prices of certain of our natural gas swap contracts and natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts. For the six months ended June 30, 2025, we recorded a net gain of $9.7 million related to our natural gas basis differential swap contracts, resulting primarily from natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts. We realized an average loss on our oil derivatives of approximately $10.03 per Bbl produced during the three months ended June 30, 2026, as compared to no realized gains or losses from oil derivatives during the six months ended June 30, 2025. We realized an average gain on our natural gas derivatives of approximately $1.42 per Mcf produced during the six months ended June 30, 2026, as compared to an average gain of approximately $0.10 per Mcf produced during the six months ended June 30, 2025. See Note 8, Derivative Financial Instruments, for further details on our derivatives.
Unrealized loss on derivatives. During the six months ended June 30, 2026, the aggregate net fair value of our open oil and natural gas costless collar, oil price call, natural gas swap and natural gas basis differential swap contracts changed to a net liability of $136.0 million from a net asset of $34.1 million at December 31, 2025, resulting in an unrealized loss on derivatives of $170.0 million for the six months ended June 30, 2026. During the six months ended June 30, 2025, the aggregate net fair value of our open oil and natural gas costless collar and natural gas basis differential swap contracts changed to a net liability of $16.3 million from a net asset of $16.0 million at December 31, 2024, resulting in an unrealized loss on derivatives of $32.2 million for the six months ended June 30, 2025. See Note 8, Derivative Financial Instruments, for further details on our derivatives.

Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Six Months Ended June 30,
(In thousands, except expenses per BOE)	2026	2025	$ Change	% Change
Expenses
Lease operating	$214,474	$209,641	$4,833	2%
Transportation and processing	33,776	36,512	(2,736)	(7)%
Midstream operating	115,763	96,260	19,503	20%
Purchased natural gas	3,423	90,077	(86,654)	(96)%
Depletion, depreciation and amortization	607,848	584,493	23,355	4%
Taxes other than income	173,685	145,059	28,626	20%
Accretion of asset retirement obligations	4,620	3,494	1,126	32%
General and administrative	80,297	65,919	14,378	22%
Total expenses	1,233,886	1,231,455	2,431	—%
Operating income	624,143	677,815	(53,672)	(8)%
Other income (expense)
Interest expense	(112,344)	(102,834)	(9,510)	9%
Loss on debt extinguishment	(15,587)	—	(15,587)	100%
Loss on asset sales	(578)	—	(578)	100%
Other income	8,353	9,008	(655)	(7)%
Total other expense	(120,156)	(93,826)	(26,330)	28%
Income before income taxes	503,987	583,989	(80,002)	(14)%
Income tax provision (benefit)
Current	226	46,070	(45,844)	(100)%
Deferred	105,927	93,313	12,614	14%
Total income tax provision	106,153	139,383	(33,230)	(24)%
Net income	397,834	444,606	(46,772)	(11)%
Net income attributable to non-controlling interest in subsidiaries	(43,054)	(54,296)	11,242	(21)%
Net income attributable to Matador Resources Company shareholders	$354,780	$390,310	$(35,530)	(9)%
Expenses per BOE
Lease operating	$5.60	$5.68	$(0.08)	(1)%
Transportation and processing	$0.88	$0.99	$(0.11)	(11)%
Midstream operating	$3.02	$2.61	$0.41	16%
Depletion, depreciation and amortization	$15.87	$15.84	$0.03	—%
Taxes other than income	$4.53	$3.93	$0.60	15%
General and administrative	$2.10	$1.79	$0.31	17%
Six Months Ended June 30, 2026 as Compared to Six Months Ended June 30, 2025
Lease operating. The increase in lease operating expense was primarily attributable to the increased number of wells being operated by us and other operators (where we own a working interest).
Transportation and processing. The decrease in transportation and processing expenses is primarily due to additional allowable deductions identified in the state of New Mexico and a change in the mix of revenue contracts between the periods.
Midstream operating. The increase in midstream operating expense was primarily attributable to an $11.2 million increase in plant processing expenses as a result of increased gas gathering and processing volumes and a $9.5 million increase in pipeline operation expenses as a result of increased inlet connections.

Purchased natural gas. The decrease in purchased natural gas expense was primarily due to a decline of approximately 520% in average Waha pricing, partially offset by a 30% increase in volumes purchased due to the weaker market pricing.
Depletion, depreciation and amortization. The increase in depletion, depreciation and amortization was primarily a result of the 4% increase in our total oil equivalent production and the addition of $282.2 million of proved reserves to the full cost pool as a result of the BLM Acquisition.
Taxes other than income. The increase in taxes other than income was primarily due to the increase in oil revenues, partially offset by the decrease in natural gas revenues.
General and administrative. The increase in general and administrative expense was largely attributable to a $14.2 million increase in employee compensation costs, as a result of increased headcount and an $8.2 million increase in stock-based compensation expense primarily associated with our cash-settled stock awards, the values of which are remeasured at each reporting period. Additionally, the increase in general and administrative expense was due to a $1.3 million increase in director and officer insurance and approximately $1.1 million in transaction costs associated with the Cardinal Acquisition. These increases were partially offset by a $4.5 million increase in capitalized general and administrative expenses.
Interest expense. The increase in interest expense for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to a $175.8 million increase in average debt outstanding under the Credit Agreement, a $200.5 million increase in average debt outstanding under the San Mateo Credit Facility, and a $158.9 million increase in the weighted average of senior notes outstanding between the periods, partially offset by lower interest rates.
Loss on debt extinguishment. In connection with the 2028 Notes Tender Offer and 2028 Notes Redemption, both of which as defined in “—Liquidity and Capital Resources” below, we incurred a loss on debt extinguishment of $15.6 million, including a $9.7 million cash prepayment premium and a $5.9 million write-off of remaining unamortized deferred issuance costs and discounts.
Income tax provision. The decrease in the current income tax provision and the increase in the deferred income tax provisions were primarily due to the OBBBA. See Note 8, Income Taxes, of our Annual Report for further details of the provisions of the OBBBA that most significantly affect our income taxes. Additionally, the decrease in the total income tax provision resulted from lower income before income taxes. Our effective income tax rate of 23% for the six months ended June 30, 2026 differed from the U.S. federal statutory rate primarily due to state taxes in New Mexico, partially offset by the impact of permanent differences between book and tax income recognized discretely in the current period. Our effective tax rate of 26% for the six months ended June 30, 2025 differed from the U.S. federal statutory rate primarily due to state taxes in New Mexico.
Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue to be during the remainder of 2026 and for the foreseeable future, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. We expect to fund our 2026 capital expenditures through a combination of cash on hand, operating cash flows and performance incentives paid to us by Five Point or its affiliates. If capital expenditures were to exceed these sources of cash during the remainder of 2026, we expect to fund any such excess capital expenditures, including for significant acquisitions, through borrowings under our secured revolving credit facility (the “Credit Agreement”) or San Mateo’s secured revolving credit facility (the “San Mateo Credit Facility”) (assuming availability under such facilities) or through other capital sources, including borrowings under expanded or additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to generate operating cash flows and access outside sources of capital.
The table below reflects our sources and availability of liquidity at June 30, 2026. See Note 5, Debt, for further details.

(In thousands)	Total Balance	Availability
Cash	$26,318	$26,318
Credit Agreement	$939,000	$1,757,156	(1)
San Mateo Credit Facility	$911,000	$173,600	(2)
6.500% senior notes due 2032 (the “2032 Notes”)	$900,000		(3)
6.250% senior notes due 2033 (the “2033 Notes”)	$750,000		(3)
6.000% senior notes due 2034 (the “2034 Notes”)	$750,000		(3)
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
In June 2026, in connection with the regularly scheduled May 1 redetermination, the borrowing base of the Credit Agreement was reaffirmed at $3.25 billion. Additionally, we elected to, and the lenders agreed to, increase the borrowing commitments from $2.25 billion to $2.75 billion.
See Note 5, Debt, for further details of these debt transactions.
As further described in the Annual Report, we maintain a share repurchase program (the “Share Repurchase Program”) authorizing the repurchase of up to $400.0 million of common stock. During the three and six months ended June 30, 2026, we repurchased 225,000 and 242,702 shares of common stock, respectively, under the Share Repurchase Program at a weighted average price of $49.59 and $48.88 per common share, respectively, for a total cost of $11.2 million and $11.9 million, respectively.
Matador’s Board of Directors (the “Board”) declared and paid quarterly cash dividends of $0.375 per share of common stock in each of the first and second quarters of 2026. On July 22, 2026, the Board declared a quarterly cash dividend of $0.375 per share of common stock payable on September 8, 2026 to shareholders of record as of August 10, 2026.
The BLM Acquisition was funded through cash on hand and borrowings under our existing reserves-based Credit Agreement. The Paloma Acquisition and the Ridge Runner Acquisition are expected to be funded through cash on hand and borrowings under our existing reserves-based Credit Agreement, for which the elected commitment level was increased to $2.75 billion as discussed above.
In connection with the Cardinal Acquisition, on July 31, 2026, San Mateo entered into a $650.0 million term loan due July 30, 2027 under the San Mateo Credit Facility. The purchase price was additionally funded through capital contributions by Matador and Five Point to San Mateo of $51.0 million and $49.0 million, respectively, and cash on hand.
Since June 30, 2026, our borrowings increased $243.0 million under the Credit Agreement, and at August 5, 2026, we had $1.18 billion in borrowings outstanding. Since June 30, 2026, San Mateo’s borrowings increased $25.0 million under the San Mateo Credit Facility, and at August 5, 2026, San Mateo had $936.0 million in borrowings outstanding.
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures for the remainder of 2026. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. On August 5, 2026, we increased our estimated drilling, completing and equipping (“D/C/E”) capital expenditures for 2026 to a range of $1.48 to $1.56 billion from a range of $1.35 to $1.44 billion, which includes our expected D/C/E capital expenditures on acreage acquired in the BLM Acquisition and expected to be acquired in the Paloma Acquisition and the Ridge Runner Acquisition. On August 5, 2026, we also adjusted our estimated midstream capital expenditures for 2026 to a range of $145.0 to $165.0 million from a range of $100.0 to $110.0 million, which includes our proportionate share of San Mateo’s estimated 2026 capital expenditures as well as the estimated 2026 capital expenditures for other wholly-owned midstream projects. Substantially all of these 2026 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position, (ii) the construction, installation and maintenance of midstream assets and (iii) our participation in certain non-operated well opportunities. Our Delaware Basin operated drilling program for the remainder of 2026 is expected to focus on the continued development of our various asset areas throughout the Delaware Basin, with a continued emphasis on drilling and completing a high percentage of longer horizontal wells.

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
Exploration and development activities are subject to a number of risks and uncertainties, which could cause these activities to be less successful than we anticipate. A significant portion of our anticipated cash flows from operations for the remainder of 2026 is expected to come from producing wells and development activities on currently proved properties in the Delaware Basin. Our existing operated and non-operated wells may not produce at the levels we are forecasting or may be temporarily shut in or restricted due to low commodity prices, and our exploration and development activities in these areas may not be as successful as we anticipate. Additionally, our anticipated cash flows from operations are based upon current expectations of oil and natural gas prices for 2026 and the hedges we currently have in place. For further discussion of our expectations of such commodity prices, see “—General Outlook and Trends” below. At times, we use commodity derivative financial instruments to mitigate our exposure to fluctuations in oil, natural gas and NGL prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices. See Note 8, Derivative Financial Instruments, in this Quarterly Report for a summary of our open derivative financial instruments.
Cash Flows
Our unaudited cash flows for the six months ended June 30, 2026 and 2025 are presented below:

	Six Months Ended June 30,
(In thousands)	2026	2025	$ Change	% Change
Net cash provided by operating activities	$1,407,674	$1,228,906	$178,768	15%
Net cash used in investing activities	(2,057,908)	(1,006,674)	(1,051,234)	104%
Net cash provided by (used in) financing activities	661,672	(230,188)	891,860	(387)%
Net change in cash and restricted cash	$11,438	$(7,956)	$19,394	(244)%
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$1,358,179	$1,238,468	$119,711	10%
__________________
(1)Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Non-GAAP Financial Measures” below.
Net Cash Provided by Operating Activities
Excluding changes in operating assets and liabilities, net cash provided by operating activities increased $151.8 million to $1.33 billion for the six months ended June 30, 2026 from $1.18 billion for the six months ended June 30, 2025. This increase was primarily attributable to higher realized oil prices and increased oil production for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, partially offset by lower realized natural gas prices and higher natural gas production. Changes in our operating assets and liabilities between the periods resulted in a $27.0 million increase in net cash provided by operating activities for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Net Cash Used in Investing Activities
The increase in net cash used in investing activities between the periods was primarily due to (i) a $1.10 billion increase in expenditures related to the acquisition of oil and natural gas properties, primarily the BLM Acquisition, (ii) a $37.6 million cash deposit related to the Cardinal Acquisition and (iii) a $21.4 million decrease in cash provided by proceeds from the sale of assets, partially offset by a $121.1 million decrease in midstream capital expenditures.
Net Cash Provided by (Used in) Financing Activities
The decrease in net cash used in financing activities between the periods was primarily due to (i) a $746.5 million increase in net borrowings under the Credit Agreement, (ii) $737.1 million of net proceeds received from the 2034 Notes Offering during the period, (iii) a $32.1 million decrease in repurchases of common stock, (iv) $23.7 million of net proceeds from a sale-leaseback financing obligation and (v) a $5.9 million increase in performance incentives received from Five Point, partially offset by (i) $509.7 million used to repurchase the principal amount of the 2028 Notes, (ii) a $135.0 million decrease in net borrowings under the San Mateo Credit Agreement and (iii) a $15.1 million increase in dividends paid.
See Note 5, Debt, in this Quarterly Report for a summary of our debt, including the Credit Agreement, the San Mateo Credit Facility, the 2032 Notes, the 2033 Notes and the 2034 Notes.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Unaudited Adjusted EBITDA Reconciliation to Net Income
Net income attributable to Matador Resources Company shareholders	$390,652	$150,225	$354,780	$390,310
Net income attributable to non-controlling interest in subsidiaries	23,000	32,134	43,054	54,296
Net income	413,652	182,359	397,834	444,606
Interest expense	60,819	53,345	112,344	102,834
Total income tax provision	106,837	56,462	106,153	139,383
Depletion, depreciation and amortization	315,144	302,602	607,848	584,493
Accretion of asset retirement obligations	2,352	1,767	4,620	3,494
Unrealized (gain) loss on derivatives	(85,457)	37,313	170,017	32,242
Non-cash stock-based compensation expense	6,099	4,572	10,617	8,460
Loss on debt extinguishment	—	—	15,587	—
Loss on asset sales	—	—	578	—
Other non-recurring (income) expense	(573)	(2,300)	4,225	(5,586)
Consolidated Adjusted EBITDA	818,873	636,120	1,429,823	1,309,926
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(37,864)	(41,875)	(71,644)	(71,458)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$781,009	$594,245	$1,358,179	$1,238,468

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$937,128	$501,027	$1,407,674	$1,228,906
Net change in operating assets and liabilities	(174,549)	65,540	(80,855)	(53,845)
Interest expense, net of non-cash portion	57,289	49,672	105,276	95,498
Current income tax provision	226	23,089	226	46,070
Other non-cash and non-recurring income	(1,221)	(3,208)	(2,498)	(6,703)
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(37,864)	(41,875)	(71,644)	(71,458)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$781,009	$594,245	$1,358,179	$1,238,468
Net income attributable to Matador shareholders increased $240.4 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase in net income attributable to Matador shareholders primarily resulted from (i) higher realized oil prices, (ii) increased oil production, (iii) a $48.2 million increase in net sales of purchased natural gas and (iv) a $43.3 million decrease in net loss on realized and unrealized derivatives. These increases were partially offset by (i) a $50.4 million increase in the income tax provision, (ii) a $34.8 million increase in taxes other than income, (iii) a $16.1 million increase in midstream operating expenses, (iv) a $12.5 million increase in depletion, depreciation and amortization and (v) a $9.1 million increase in general and administrative expenses. See “—Results of Operations” for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 above for further discussion and analysis of these individual changes within net income.

Net income attributable to Matador shareholders decreased $35.5 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease in net income attributable to Matador shareholders primarily resulted from (i) a $234.4 million increase in net loss on realized and unrealized derivatives, (ii) a $28.6 million increase in taxes other than income, (iii) a $23.4 million increase in depletion, depreciation and amortization, (iv) a $19.5 million increase in midstream operating expenses, (v) a $15.6 million loss on debt extinguishment and (vi) a $9.5 million increase in interest expense. These decreases were partially offset by (i) higher realized oil prices, (ii) increased oil production, (iii) a $78.0 million increase in net sales of purchased natural gas and (iv) a $33.2 million decrease in the income tax provision. See “—Results of Operations” for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, above for further discussion and analysis of these individual changes within net income.
Adjusted EBITDA, a non-GAAP financial measure, increased $186.8 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily attributable to (i) higher realized oil prices, (ii) increased oil production and (iii) a $48.2 million increase in net sales of purchased natural gas. These increases were partially offset by (i) lower realized natural gas prices and increased natural gas production, (ii) a $79.4 million decrease in realized gain on derivatives, (iii) a $34.8 million increase in taxes other than income, (iv) a $16.1 million increase in midstream operating expenses and (v) a $9.1 million increase in general and administrative expenses.
Adjusted EBITDA, a non-GAAP financial measure, increased $119.7 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase is primarily attributable to (i) higher realized oil prices, (ii) increased oil production and (iii) a $78.0 million increase in net sales of purchased natural gas. These increases were partially offset by (i) lower realized natural gas prices and increased natural gas production, (ii) a $96.6 million decrease in realized gain on derivatives, (iii) a $28.6 million increase in taxes other than income, (iv) a $19.5 million increase in midstream operating expenses and (v) a $14.4 million increase in general and administrative expenses.
Off-Balance Sheet Arrangements
From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2026, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) firm gathering, transportation, processing, fractionation, sales and disposal commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, we have no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 10, Commitments and Contingencies, in this Quarterly Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.

Obligations and Commitments
We had the following material contractual obligations and commitments at June 30, 2026:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations
Borrowings, including letters of credit(1)	$1,919,244	$—	$992,844	$926,400	$—
Senior unsecured notes(2)	2,400,000	—	—	—	2,400,000
Office leases	103,231	5,784	12,837	13,651	70,959
Non-operated drilling commitments(3)	47,706	47,706	—	—	—
Drilling rig contracts(4)	25,097	25,097	—	—	—
Asset retirement obligations(5)	159,074	3,883	9,892	1,889	143,410
Transportation, gathering, processing and disposal agreements with non-affiliates(6)	2,368,938	242,364	571,410	439,503	1,115,661
Transportation, gathering, processing and disposal agreements with San Mateo(7)	646,231	28,640	222,170	206,590	188,831
Midstream contracts(8)	85,797	71,631	14,166	—	—
Seismic data contracts	15,750	15,750	—	—	—
Total contractual cash obligations	$7,771,068	$440,855	$1,823,319	$1,588,033	$3,918,861
__________________
(1)The amounts included in the table above represent principal maturities only. At June 30, 2026, we had $939.0 million in borrowings outstanding under the Credit Agreement and approximately $53.8 million in outstanding letters of credit issued pursuant to the Credit Agreement. The outstanding borrowings under the Credit Agreement mature on March 22, 2029. At June 30, 2026, San Mateo had $911.0 million of borrowings outstanding under the San Mateo Credit Facility and approximately $15.4 million in outstanding letters of credit issued pursuant to the San Mateo Credit Facility. The outstanding borrowings under the San Mateo Credit Facility mature on November 26, 2029. Assuming the amounts outstanding and interest rates of 5.65% and 5.88%, respectively, for the Credit Agreement and the San Mateo Credit Facility at June 30, 2026, the interest expense for such facilities is expected to be approximately $53.7 million and $54.3 million, respectively, each year until maturity.
(2)The amounts included in the table above represent principal maturities only. Interest expense on the $900.0 million of outstanding 2032 Notes as of June 30, 2026 is expected to be approximately $58.5 million each year until maturity. Interest expense on the $750.0 million of outstanding 2033 Notes as of June 30, 2026 is expected to be approximately $46.9 million each year until maturity. Interest expense on the $750.0 million of outstanding 2034 Notes as of June 30, 2026 is expected to be approximately $45.0 million each year until maturity.
(3)At June 30, 2026, we had outstanding commitments to participate in the drilling and completion of various non-operated wells.
(4)We do not own or operate our own drilling rigs, but instead we enter into contracts with third parties for such drilling rigs.
(5)The amounts included in the table above represent discounted cash flow estimates for future asset retirement obligations at June 30, 2026.
(6)From time to time, we enter into agreements with third parties whereby we commit to deliver anticipated natural gas and oil production and produced water from certain portions of our acreage for transportation, gathering, processing, fractionation, sales and disposal. Certain of these agreements contain minimum volume commitments, including contracts related to firm transportation on Energy Transfer’s Hugh Brinson Pipeline. If we do not meet the minimum volume commitments under these agreements, we would be required to pay certain deficiency fees. See Note 10, Commitments and Contingencies, in this Quarterly Report for more information about these contractual commitments.
(7)We dedicated to San Mateo our current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area and acreage in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, we dedicated to San Mateo our current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15‑year, fixed-fee natural gas processing agreements. We also dedicated to San Mateo certain of our current and future leasehold interests in the Ranger and Antelope Ridge asset areas pursuant to 15-year, fixed-fee natural gas gathering, compression, treating and processing agreements with San Mateo, whereby San Mateo will gather, compress, treat and process natural gas produced from our operated wells in northern Lea County, New Mexico. See Note 10, Commitments and Contingencies, in this Quarterly Report for more information about these contractual commitments.
(8)At June 30, 2026, we had outstanding commitments for capital expenditures to be utilized in San Mateo’s operations.

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
Oil prices were higher in the second quarter of 2026, as compared to the second quarter of 2025. For the three months ended June 30, 2026, oil prices averaged $92.70 per Bbl, ranging from a high of $112.95 per Bbl in early April to a low of $69.23 per Bbl in late June, based upon the West Texas Intermediate (“WTI”) oil futures contract price for the earliest delivery date. Oil prices averaged $63.68 per Bbl for the three months ended June 30, 2025. We realized a weighted average oil price of $98..16 per Bbl ($83.19 with realized losses from oil derivatives) for our oil production for the three months ended June 30, 2026, as compared to $64.34 per Bbl (with no realized gains or losses from oil derivatives) for our oil production for the three months ended June 30, 2025. Oil prices have remained volatile since June 30, 2026. At August 5, 2026, the WTI oil futures contract for the earliest delivery date had decreased from the average price for the second quarter of 2026 of $92.70 per Bbl, settling at $75.22 per Bbl.
Natural gas prices were lower in the second quarter of 2026, as compared to the second quarter of 2025. For the three months ended June 30, 2026, natural gas prices averaged $2.94 per MMBtu, ranging from a low of $2.52 per MMBtu in late April to a high of $3.34 per MMBtu in late June, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. Natural gas prices averaged $3.51 per MMBtu for the three months ended June 30, 2025. We report production volumes in two streams, oil and natural gas (which includes both dry gas and NGLs). We realized a weighted average natural gas price of $(0.79) per Mcf ($1.24 per Mcf including realized gains from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended June 30, 2026, as compared to $2.05 per Mcf ($2.20 per Mcf including realized gains from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended June 30, 2025. Certain volumes of our natural gas production are sold at prices established at the beginning of each month by the various markets where we sell our natural gas production, and certain volumes of our natural gas production are sold at daily market prices. At August 5, 2026, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had decreased from the average price for the second quarter of 2026 of $2.94 per MMBtu, to $2.69 per MMBtu.
The prices we receive for oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the WTI oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. At June 30, 2026, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and a significant portion of our natural gas production from the Delaware Basin was sold based on Houston Ship Channel pricing, while the remainder of our Delaware Basin natural gas production was sold primarily based on prices established at the Waha hub in far West Texas.
The Midland-Cushing (Oklahoma) oil price differential has been highly volatile in recent years. At August 5, 2026, this oil price differential was positive at approximately +$0.35 per Bbl. At August 5, 2026, we had no derivative contracts in place to mitigate our exposure to this Midland-Cushing (Oklahoma) oil price differential for 2026.

Certain volumes of our Delaware Basin natural gas production are exposed to the Waha-Henry Hub basis differential, which has also been highly volatile in recent years. In recent years, concerns about natural gas pipeline takeaway capacity out of the Delaware Basin began to increase and as a result, the Waha-Henry Hub basis differential began to widen. The Waha-Henry Hub basis differential averaged ($6.03) per MMBtu for the six months ended June 30, 2026. Between June 30, 2026 and August 5, 2026, this natural gas price differential narrowed to approximately ($0.82) per MMBtu. A significant portion of our Delaware Basin natural gas production, however, is sold at Houston Ship Channel pricing and is not exposed to Waha pricing. During 2023 and 2024, we typically realized a narrower differential to natural gas sold at the Waha hub despite higher transportation charges incurred to transport the natural gas to the Gulf Coast. At certain times, we may also sell a portion of our natural gas production into other markets to improve our realized natural gas pricing. Further, approximately 3% of our reported natural gas production for the six months ended June 30, 2026 was attributable to the Haynesville shale play, which is not exposed to Waha pricing. In addition, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
We secured 500,000 MMBtu per day of firm natural gas transportation on Energy Transfer’s new Hugh Brinson pipeline, which began flowing natural gas during the second quarter of 2026 and which Energy Transfer expects to be fully in-service by the end of the third quarter of 2026. The Hugh Brinson pipeline will provide Matador access to Henry Hub markets along the Louisiana Gulf Coast and to other opportunities such as liquefied natural gas (LNG) plants and export terminals along this pipeline route that have historically experienced more favorable pricing to the Waha hub.
From time to time, we use derivative financial instruments to mitigate our exposure to commodity price risk associated with oil, natural gas and NGL prices. Even so, decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. This, in turn, may affect the liquidity that can be accessed through the borrowing base under the Credit Agreement and through the capital markets. During the first six months of 2026, we recorded a net loss of $223.6 million related to our oil costless collars, resulting primarily from oil prices that were above the ceiling of certain of our oil costless collar contracts and the deferred call premiums on certain of our purchased oil call contracts. This loss was partially offset by a net gain of $136.7 million related to our natural gas costless collar and swap contracts, resulting primarily from natural gas prices that were below the floor of our natural gas costless collar contracts, natural gas prices that were below the fixed prices of certain of our natural gas swap contracts and natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts.
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
We typically use costless (or zero-cost) collars, three-way collars and/or swap contracts to manage risks related to changes in oil, natural gas and NGL prices. Costless collars provide us with downside price protection through the purchase of a put option that is financed through the sale of a call option. Because the call option proceeds are used to offset the cost of the put option, these arrangements are initially “costless” to us. Three-way costless collars also provide us with downside price protection through the purchase of a put option, but they also allow us to participate in price upside through the purchase of a call option. The purchase of both the put option and call option are financed through the sale of a call option. Because the proceeds from the call option sale are used to offset the cost of the purchased put and call options, these arrangements are also initially “costless” to us. In the case of a costless collar, the put option or options and the call option or options have different fixed price components. When the settlement price is below the price floor established by the collar, we receive from our counterparty an amount equal to the difference between the settlement price and the price floor multiplied by the contract oil, natural gas or NGL volume. When the settlement price is above the price ceiling established by the costless collar, we pay our counterparty an amount equal to the difference between the settlement price and the price ceiling multiplied by the contract oil, natural gas or NGL volume. In a swap contract, a floating price is exchanged for a fixed price over a specified period, providing downside price protection. At times we have also purchased calls to mitigate potential losses associated with our costless collar contracts in a rising oil price environment.
We record all derivative financial instruments at fair value, which is determined using purchase and sale information available for similarly traded securities. Additionally, we have considered the credit standing of the counterparties in determining the fair value of our derivative financial instruments.
At June 30, 2026, we had various costless collar contracts open and in place to mitigate our exposure to oil and natural gas price volatility, each with an established price floor and ceiling. At June 30, 2026, we had oil price call contracts open and in place to mitigate our exposure to oil price volatility with an established strike price. At June 30, 2026, we had natural gas swap and natural gas basis differential swap contracts open and in place to mitigate our exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price. We had no open contracts associated with NGL prices at June 30, 2026.
See Note 8, Derivative Financial Instruments, in this Quarterly Report for a summary of our open derivative financial instruments. Such information is incorporated herein by reference.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2026, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
On July 22, 2025, the New Mexico Environment Department (“NMED”) issued a Notice of Violation to San Mateo alleging possible violations related to excess air emissions from San Mateo’s Black River cryogenic natural gas processing plant in Eddy County, New Mexico. San Mateo and the NMED are in settlement discussions with respect to this matter, and San Mateo expects that the settlement amount will be greater than $300,000 and less than $1,000,000. Accordingly, the Company does not have an expectation of material loss.
We are party to several legal proceedings encountered in the ordinary course of business. While the ultimate outcome and impact on us cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on our financial condition, results of operations or cash flows.
Except as set forth above, during the three months ended June 30, 2026, there were no material changes regarding the legal proceedings we have disclosed in “Item 3. Legal Proceedings” in the Annual Report.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see “Item 1A. Risk Factors” in the Annual Report. Except as set forth below, there have been no material changes to the risk factors we have disclosed in the Annual Report.
The consummation of the Paloma Acquisition and the Ridge Runner Acquisition is subject to a number of conditions that may not be satisfied or completed on a timely basis or at all. Accordingly, there can be no assurance as to when or if either or both of the Paloma Acquisition and the Ridge Runner Acquisition will be completed, and the failure to complete either the Paloma Acquisition or the Ridge Runner Acquisition could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Although we expect to complete the Paloma Acquisition and the Ridge Runner Acquisition in the fourth quarter of 2026, there can be no assurances as to the exact timing of the closings or that either or both of these acquisitions will be completed at all. The consummation of these acquisitions is subject to the satisfaction or waiver of a number of conditions contained in the related purchase agreements. Such conditions, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all and therefore make the completion and timing of the Paloma Acquisition and the Ridge Runner Acquisition uncertain. In addition, the purchase agreements contain certain termination rights for the parties, which if exercised will also result in the applicable acquisition not being consummated. Any such termination or any failure to otherwise complete the Paloma Acquisition or the Ridge Runner Acquisition could result in various consequences, including, among others: our business being adversely impacted by the failure to pursue other beneficial opportunities due to the time and resources committed by our management to the Paloma Acquisition and the Ridge Runner Acquisition, without realizing any of the benefits of completing such acquisitions; being required to pay our legal, accounting and other expenses relating to the Paloma Acquisition and the Ridge Runner Acquisition; the market price of our common stock being adversely impacted to the extent that the current market price reflects a market assumption that the Paloma Acquisition and the Ridge Runner Acquisition will be completed; and negative reactions from the financial markets and customers that may occur if the anticipated benefits of the Paloma Acquisition or the Ridge Runner Acquisition are not realized. Such consequences could materially and adversely affect our business, financial condition, results of operations and cash flows.
Even if the Paloma Acquisition and the Ridge Runner Acquisition are completed, we may be unable to successfully integrate the acquisitions into our business or achieve the anticipated benefits of the acquisitions.
The success of the Paloma Acquisition and the Ridge Runner Acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from integrating the assets and operations of these acquisitions into our business, and there can be no assurance that we will be able to successfully integrate or otherwise realize the anticipated benefits of the Paloma Acquisition or the Ridge Runner Acquisition. Difficulties in integrating these acquisitions into our company and our ability to manage the combined company may result in us performing differently than expected, in operational challenges or in the delay or failure to realize anticipated expense-related efficiencies and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Potential difficulties that may be encountered in the integration process include, among others:
•the inability to successfully integrate the acquisitions operationally, in a manner that permits us to achieve the full revenue, expected cash flows and cost savings anticipated from the acquisitions;
•not realizing anticipated operating synergies; and
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the acquisitions.

Item 2. Repurchase of Equity by the Company or Affiliates
The following table contains information about our acquisition of equity securities during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value in thousands) of Shares that May Yet Be Purchased under the Plans or Programs(2)
April 1, 2026 to April 30, 2026	110	$59.76	—	$343,443
May 1, 2026 to May 31, 2026	19,050	$63.40	—	$343,443
June 1, 2026 to June 30, 2026	225,666	$49.59	225,000	$332,282
Total	244,826	$50.67	225,000
_________________
(1)During the second quarter of 2026, the Company re-acquired 19,826 shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.
(2)In April 2025, the Board authorized the Share Repurchase Program covering up to $400.0 million of common stock. During the second quarter of 2026, we repurchased 225,000 shares of our common stock under the Share Repurchase Program at a weighted average price of $49.59 per common share for a total cost of $11.2 million, excluding accrued excise tax of $0.1 million.
Item 5. Other Information
Insider Trading Plans
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Disclosure Pursuant to Item 5.02 of Form 8-K – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
On August 3, 2026, Brian J. Willey, Executive Vice President – Midstream, informed the Company of his decision to resign from his roles at the Company and San Mateo, effective as of September 2, 2026. Aspects of Mr. Willey’s role, including Mr. Willey’s leadership role at San Mateo, will be assumed primarily by Glenn W. Stetson, Executive Vice President and Chief Operating Officer of the Company, and Sean T. O’Grady, Senior Vice President and Chief Operating Officer of San Mateo. Mr. Willey’s resignation is not related to any disagreement with the Company on any matter relating to the Company, including its strategic priorities for San Mateo.

Item 6. Exhibits

Exhibit Number	Description

2.1*
Securities Purchase Agreement, dated July 22, 2026, by and among MRC Ranger, LLC, MRC Energy Company (solely for the limited purposes stated therein), Paloma Permian Holdings, LLC, Paloma Permian Intermediate, LLC and Paloma Permian, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 24, 2026).

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

10.1
Eighth Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 10, 2026, by and among MRC Energy Company, as Borrower, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2026).

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

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations - Unaudited, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

MATADOR RESOURCES COMPANY

Date: August 7, 2026	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: August 7, 2026	By:	/s/ Christopher P. Calvert
Christopher P. Calvert
Executive Vice President and Chief Financial Officer