Form 10-Q
period 2026-09-30
Matador Resources Co
filed 2026-11-06
CIK 1520006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 _________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 3, 2026, there were 123,747,774 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

MATADOR RESOURCES COMPANY
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In thousands, except par value and share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash	$11,756	$15,314
Restricted cash	58,357	64,163
Accounts receivable
Oil and natural gas revenues	584,976	286,158
Joint interest billings	211,697	140,043
Other	90,657	103,628
Derivative instruments	6,815	34,052
Lease and well equipment inventory	53,308	43,842
Prepaid expenses and other current assets	236,786	129,368
Total current assets	1,254,352	816,568
Property and equipment, at cost
Oil and natural gas properties, full-cost method
Evaluated	15,980,199	14,286,726
Unproved and unevaluated	2,668,975	1,823,456
Midstream properties	2,514,284	1,963,059
Other property and equipment	61,226	53,199
Less accumulated depletion, depreciation and amortization	(8,343,733)	(7,395,142)
Net property and equipment	12,880,951	10,731,298
Other assets
Intangible assets, net	263,883	—
Goodwill	54,864	—
Other long-term assets	239,263	162,703
Total other assets	558,010	162,703
Total assets	$14,693,313	$11,710,569
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$878,503	$540,620
Current term loan payable under San Mateo Credit Facility	647,266	—
Royalties payable	378,406	351,062
Derivative instruments	198,376	—
Advances from joint interest owners	79,564	64,169
Other current liabilities	97,561	75,658
Total current liabilities	2,279,676	1,031,509
Long-term liabilities
Borrowings under Credit Agreement	951,000	398,000
Borrowings under San Mateo Revolving Credit Facility	1,002,000	883,000
Senior unsecured notes payable	2,367,642	2,121,102
Asset retirement obligations	258,621	144,063
Derivative instruments	12,130	—
Deferred income taxes	1,205,997	1,015,931
Other long-term liabilities	200,985	120,312
Total long-term liabilities	5,998,375	4,682,408
Commitments and contingencies (see Note 11)
Shareholders’ equity
Common stock - $0.01 par value, 160,000,000 shares authorized; 124,523,381 and 124,409,739 shares issued; and 123,748,440 and 124,262,322 shares outstanding, respectively	1,245	1,244
Additional paid-in capital	2,547,613	2,509,118
Retained earnings	3,540,549	3,153,112
Treasury stock, at cost, 774,941 and 147,417 shares, respectively	(38,999)	(5,333)
Total Matador Resources Company shareholders’ equity	6,050,408	5,658,141
Non-controlling interest in subsidiaries	364,854	338,511
Total shareholders’ equity	6,415,262	5,996,652
Total liabilities and shareholders’ equity	$14,693,313	$11,710,569

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Oil and natural gas revenues	$1,222,121	$810,241	$3,128,436	$2,535,933
Third-party midstream services revenues	56,334	43,833	143,018	119,339
Sales of purchased natural gas	112,085	61,043	234,113	191,696
Realized (loss) gain on derivatives	(160,170)	3,946	(247,151)	13,607
Unrealized (loss) gain on derivatives	(67,727)	19,952	(237,744)	(12,290)
Total revenues	1,162,643	939,015	3,020,672	2,848,285
Expenses
Lease operating	120,076	104,181	334,550	313,822
Transportation and processing	22,980	18,814	56,756	55,326
Midstream operating	82,442	49,337	198,205	145,597
Purchased natural gas	90,900	47,658	94,323	137,735
Depletion, depreciation and amortization	342,961	305,354	950,809	889,847
Taxes other than income	100,762	68,754	274,447	213,813
Accretion of asset retirement obligations	3,995	2,148	8,615	5,642
General and administrative	44,645	36,790	124,942	102,709
Total expenses	808,761	633,036	2,042,647	1,864,491
Operating income	353,882	305,979	978,025	983,794
Other income (expense)
Interest expense	(79,982)	(50,641)	(192,326)	(153,475)
Loss on debt extinguishment	—	—	(15,587)	—
Loss on asset sales	—	(589)	(578)	(589)
Other income	2,747	5,003	11,100	14,011
Total other expense	(77,235)	(46,227)	(197,391)	(140,053)
Income before income taxes	276,647	259,752	780,634	843,741
Income tax provision (benefit)
Current	578	(39,335)	804	6,735
Deferred	80,970	98,463	186,897	191,776
Total income tax provision	81,548	59,128	187,701	198,511
Net income	195,099	200,624	592,933	645,230
Net income attributable to non-controlling interest in subsidiaries	(22,979)	(24,260)	(66,033)	(78,556)
Net income attributable to Matador Resources Company shareholders	$172,120	$176,364	$526,900	$566,674
Earnings per common share
Basic	$1.39	$1.42	$4.25	$4.55
Diluted	$1.39	$1.42	$4.24	$4.54
Weighted average common shares outstanding
Basic	123,808	124,396	124,073	124,668
Diluted	123,888	124,410	124,160	124,729
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Nine Months Ended September 30, 2026

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Retained earnings	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2026	124,410	$1,244	$2,509,118	$3,153,112	147	$(5,333)	$5,658,141	$338,511	$5,996,652
Dividends declared ($0.375 per share)	—	—	—	(46,817)	—	—	(46,817)	—	(46,817)
Issuance of stock pursuant to incentive and purchase plans, net of shares withheld for taxes	37	—	(998)	—	76	(2,478)	(3,476)	—	(3,476)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	8,187	—	—	—	8,187	—	8,187
Contribution related to formation of San Mateo, net of tax of $1.4 million (see Note 8)	—	—	5,451	—	—	—	5,451	—	5,451
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(30,380)	(30,380)
Repurchases of common stock	—	—	—	—	18	(714)	(714)	—	(714)
Current period net (loss) income	—	—	—	(35,872)	—	—	(35,872)	20,054	(15,818)
Balance at March 31, 2026	124,447	$1,244	$2,521,758	$3,070,423	241	$(8,525)	$5,584,900	$328,185	$5,913,085
Dividends declared ($0.375 per share)	—	—	—	(46,441)	—	—	(46,441)	—	(46,441)
Issuance of stock pursuant to incentive and purchase plans, net of shares withheld for taxes	64	1	1,251	—	47	(5,532)	(4,280)	—	(4,280)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	8,259	—	—	—	8,259	—	8,259
Contribution related to formation of San Mateo, net of tax of $1.7 million (see Note 8)	—	—	6,478	—	—	—	6,478	—	6,478
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(28,910)	(28,910)
Repurchases of common stock	—	—	—	—	225	(10,945)	(10,945)	—	(10,945)
Current period net income	—	—	—	390,652	—	—	390,652	23,000	413,652
Balance at June 30, 2026	124,511	$1,245	$2,537,746	$3,414,634	513	$(25,002)	$5,928,623	$322,275	$6,250,898

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Nine Months Ended September 30, 2026

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Retained earnings	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at July 1, 2026	124,511	$1,245	$2,537,746	$3,414,634	513	$(25,002)	$5,928,623	$322,275	$6,250,898
Dividends declared ($0.375 per share)	—	—	—	(46,205)	—	—	(46,205)	—	(46,205)
Issuance of stock pursuant to incentive and purchase plans, net of shares withheld for taxes	12	—	104	—	8	(1,789)	(1,685)	—	(1,685)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	8,183	—	—	—	8,183	—	8,183
Contribution related to formation of San Mateo, net of tax of $0.4 million (see Note 8)	—	—	1,580	—	—	—	1,580	—	1,580
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	49,000	49,000
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(29,400)	(29,400)
Repurchases of common stock	—	—	—	—	254	(12,208)	(12,208)	—	(12,208)
Current period net income	—	—	—	172,120	—	—	172,120	22,979	195,099
Balance at September 30, 2026	124,523	$1,245	$2,547,613	$3,540,549	775	$(38,999)	$6,050,408	$364,854	$6,415,262
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Nine Months Ended September 30, 2025

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Retained earnings	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2025	125,101	$1,251	$2,533,247	$2,556,987	53	$(2,336)	$5,089,149	$368,283	$5,457,432
Dividends declared ($0.3125 per share)	—	—	—	(39,180)	—	—	(39,180)	—	(39,180)
Issuance of stock pursuant to incentive and purchase plans, net of shares withheld for taxes	228	2	(7,112)	—	75	(3,333)	(10,443)	—	(10,443)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	5,669	—	—	—	5,669	—	5,669
Contribution related to formation of San Mateo, net of tax of $0.6 million (see Note 8)	—	—	2,212	—	—	—	2,212	—	2,212
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(33,810)	(33,810)
Current period net income	—	—	—	240,085	—	—	240,085	22,162	262,247
Balance at March 31, 2025	125,329	$1,253	$2,534,016	$2,757,892	128	$(5,669)	$5,287,492	$356,635	$5,644,127
Dividends declared ($0.3125 per share)	—	—	—	(38,970)	—	—	(38,970)	—	(38,970)
Issuance of stock pursuant to incentive and purchase plans, net of shares withheld for taxes	87	1	1,107	—	16	(425)	683	—	683
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	6,378	—	—	—	6,378	—	6,378
Contribution related to formation of San Mateo, net of tax of $1.3 million (see Note 8)	—	—	5,056	—	—	—	5,056	—	5,056
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(28,420)	(28,420)
Repurchases of common stock	—	—	—	—	1,096	(44,691)	(44,691)	—	(44,691)
Current period net income	—	—	—	150,225	—	—	150,225	32,134	182,359
Balance at June 30, 2025	125,416	$1,254	$2,546,557	$2,869,147	1,240	$(50,785)	$5,366,173	$360,349	$5,726,522

The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — UNAUDITED
(In thousands)
For the Three and Nine Months Ended September 30, 2025

							Total shareholders’ equity attributable to Matador Resources Company

								Non-controlling interest in subsidiaries	Total shareholders’ equity
	Common Stock		Additional paid-in capital	Retained earnings	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at July 1, 2025	125,416	$1,254	$2,546,557	$2,869,147	1,240	$(50,785)	$5,366,173	$360,349	$5,726,522
Dividends declared ($0.3125 per share)	—	—	—	(38,662)	—	—	(38,662)	—	(38,662)
Issuance of stock pursuant to incentive and purchase plans, net of shares withheld for taxes	348	3	(564)	—	7	(74)	(635)	—	(635)
Stock-based compensation expense related to equity-based awards including amounts capitalized	—	—	9,243	—	—	—	9,243	—	9,243
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	—	—	—	—	—	—	—	(34,790)	(34,790)
Repurchase of common stock	—	—	—	—	137	(6,522)	(6,522)	—	(6,522)
Current period net income	—	—	—	176,364			176,364	24,260	200,624
Balance at September 30, 2025	125,764	$1,257	$2,555,236	$3,006,849	1,384	$(57,381)	$5,505,961	$349,819	$5,855,780
The accompanying notes are an integral part of these financial statements.

Matador Resources Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	592,933	$645,230
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized loss on derivatives	237,744	12,290
Depletion, depreciation and amortization	950,809	889,847
Accretion of asset retirement obligations	8,615	5,642
Stock-based compensation expense	17,529	14,641
Loss on extinguishment of debt	15,587	—
Deferred income tax provision	186,897	191,776
Amortization of debt issuance costs and other debt-related costs	11,377	11,029
Other non-cash changes	7,634	2,984
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other current assets	(360,090)	14,360
Lease and well equipment inventory	(10,812)	(32,303)
Other long-term assets	1,297	(1,524)
Accounts payable, accrued liabilities and other current liabilities	304,553	42,708
Royalties payable	27,344	115,036
Advances from joint interest owners	15,395	36,143
Other long-term liabilities	(4,706)	2,707
Net cash provided by operating activities	2,002,106	1,950,566
Investing activities
Drilling, completion and equipping capital expenditures	(1,177,707)	(1,093,010)
Acquisition of oil and natural gas properties	(1,277,510)	(261,831)
Acquisition of Paloma	(63,750)	—
Acquisition of Cardinal	(760,958)	—
Midstream capital expenditures	(96,033)	(237,436)
Acquisition of midstream assets	(6,200)	—
Expenditures for other property and equipment	(3,697)	(3,047)
Proceeds from sale of assets	858	22,426
Proceeds from sale of equity method investment	—	3,263
Net cash used in investing activities	(3,384,997)	(1,569,635)
Financing activities
Repayments of borrowings under Credit Agreement	(2,394,000)	(1,840,500)
Borrowings under Credit Agreement	2,947,000	1,530,000
Repayments of borrowings under San Mateo Revolving Credit Facility	(249,000)	(265,000)
Borrowings under San Mateo Revolving Credit Facility	368,000	465,000
Proceeds from San Mateo Term Loan under San Mateo Credit Facility	650,000	—
Cost to issue San Mateo Term Loan	(3,280)	—
Cost to amend credit facilities	(2,192)	(530)
Proceeds from issuance of senior unsecured notes	750,000	—
Cost to issue senior unsecured notes	(12,909)	—
Purchase of senior unsecured notes	(509,670)	—
Proceeds from sale-leaseback financing obligation	24,000	—
Payments on sale-leaseback financing obligation	(684)	—
Repurchases of common stock	(24,193)	(50,706)
Dividends paid	(139,463)	(116,812)
Contributions related to formation of San Mateo	17,100	9,200
Contributions from non-controlling interest owners of less-than-wholly-owned subsidiaries	49,000	—
Distributions to non-controlling interest owners of less-than-wholly-owned subsidiaries	(88,690)	(97,020)
Taxes paid related to net share settlement of stock-based compensation	(6,056)	(11,822)
Other	(1,436)	(1,096)
Net cash provided by (used in) financing activities	1,373,527	(379,286)
Change in cash and restricted cash	(9,364)	1,645
Cash and restricted cash at beginning of period	79,477	94,742
Cash and restricted cash at end of period	$70,113	$96,387
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
The Company consolidates certain subsidiaries and joint ventures that are less-than-wholly-owned and are not involved in oil and natural gas exploration, including San Mateo, and the net income and equity attributable to the non-controlling interest in these subsidiaries have been reported separately as required by Accounting Standards Codification 810, Consolidation. The Company proportionately consolidates certain joint ventures that are less-than-wholly-owned and are involved in oil and natural gas exploration. All intercompany accounts and transactions have been eliminated in consolidation.
Certain reclassifications to captions within the interim unaudited condensed consolidated balance sheets, statements of operations and statements of changes in shareholders’ equity have been made to the prior period’s financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations, cash flows or retained earnings. In management’s opinion, these interim unaudited condensed consolidated financial statements include all normal, recurring adjustments that are necessary for a fair presentation of the Company’s interim unaudited condensed consolidated financial statements as of September 30, 2026. Amounts as of December 31, 2025 are derived from the Company’s audited consolidated financial statements included in the Annual Report.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
Revenues
The following table summarizes the Company’s total revenues and revenues from contracts with customers on a disaggregated basis for the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues from contracts with customers	$1,390,540	$915,117	$3,505,567	$2,846,968
Realized (loss) gain on derivatives	(160,170)	3,946	(247,151)	13,607
Unrealized (loss) gain on derivatives	(67,727)	19,952	(237,744)	(12,290)
Total revenues	$1,162,643	$939,015	$3,020,672	$2,848,285

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Oil revenues	$1,059,685	$713,947	$2,974,459	$2,182,648
Natural gas revenues	162,436	96,294	153,977	353,285
Third-party midstream services revenues	56,334	43,833	143,018	119,339
Sales of purchased natural gas	112,085	61,043	234,113	191,696
Total revenues from contracts with customers	$1,390,540	$915,117	$3,505,567	$2,846,968
Property and Equipment
The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method, the Company is required to perform a ceiling test each quarter that determines a limit, or ceiling, on the capitalized costs of oil and natural gas properties based primarily on the after-tax estimated future net cash flows from oil and natural gas properties using a 10% discount rate and the arithmetic average of first-day-of-the-month oil and natural gas prices for the prior 12-month period. For each of the three and nine months ended September 30, 2026 and 2025, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and, as a result, no impairment charge was necessary.
The Company capitalized approximately $18.7 million and $19.5 million of its general and administrative costs for the three months ended September 30, 2026 and 2025, respectively, and $59.0 million and $55.2 million of its general and administrative costs for the nine months ended September 30, 2026 and 2025, respectively. The Company capitalized approximately $5.3 million and $8.4 million of its interest expense for the three months ended September 30, 2026 and 2025, respectively, and $17.0 million and $23.3 million of its interest expense for the nine months ended September 30, 2026 and 2025, respectively.
Intangibles
Amortization of intangibles with definite lives is calculated using the straight-line method, which is reflective of the benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. Intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible may not be recoverable. If the sum of the expected undiscounted future cash flows related to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment at the reporting unit level annually and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below carrying value. If the Company determines, based on a qualitative assessment, that it is not more likely than not that a reporting unit’s fair value is less than its carrying amount, no further impairment testing is required. If the Company does not perform a qualitative assessment or if that assessment indicates that further impairment testing is required, the fair value of each reporting

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
unit is determined using an income and market approach which is compared to the carrying value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
Earnings Per Common Share
The Company reports basic earnings attributable to Matador shareholders per common share, which excludes the effect of potentially dilutive securities, and diluted earnings attributable to Matador shareholders per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive.
The following table sets forth the computation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2026 and 2025 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average common shares outstanding
Basic	123,808	124,396	124,073	124,668
Dilutive effect of options and restricted stock units	80	14	87	61
Diluted weighted average common shares outstanding	123,888	124,410	124,160	124,729
NOTE 3 — ACQUISITIONS
Cardinal Acquisition
On July 31, 2026, a wholly-owned subsidiary of San Mateo completed the acquisition of the operating subsidiaries of Cardinal Midstream Partners, LLC (“Cardinal”), a portfolio company of EnCap Flatrock Midstream, for total cash consideration of $761.0 million, subject to certain customary post-closing purchase price adjustments (the “Cardinal Acquisition”). The Cardinal Acquisition provides San Mateo with increased processing capacity, future expansion opportunities, new natural gas customers and enhanced flow assurance for producers, including Matador, in the northern Delaware Basin. The results of operations of the acquired business and the assets acquired and liabilities assumed in the Cardinal Acquisition are included in the Company’s midstream segment.
The purchase price for the Cardinal Acquisition was funded through a combination of (i) borrowings under a new $650.0 million incremental senior secured term loan due July 30, 2027 under the San Mateo Credit Facility (as defined below) (the “San Mateo Term Loan”), (ii) capital contributions by Matador and a subsidiary of Five Point Infrastructure LLC (“Five Point”), the Company’s joint venture partner in San Mateo, to San Mateo of $51.0 million and $49.0 million, respectively, and (iii) cash on hand.
The Cardinal Acquisition was accounted for under the acquisition method of accounting as a business combination in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). Under ASC 805, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values as of the respective acquisition date, with any excess purchase price allocated to goodwill. As San Mateo acquired 100% of the membership interests of Cardinal, the acquisition was treated as an asset acquisition for tax purposes.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 3 — ACQUISITIONS — Continued
The preliminary allocation of the total purchase price for the Cardinal Acquisition is set forth below (in thousands). As of the date of this filing, the valuation of property, plant and equipment and intangible assets, as well as certain working capital adjustments in connection with the final settlement, remain ongoing and adjustments may be made. The Company expects to complete the final purchase price allocation during the 12-month period subsequent to the Cardinal Acquisition closing date.

Cash consideration	$760,958
Allocation of purchase price
Current assets	14,233
Property, plant and equipment	431,350
Intangible assets	266,100
Goodwill	54,864
Other long-term assets(1)	14,217
Current liabilities(1)	(10,008)
Asset retirement obligations	(237)
Other long-term liabilities(1)	$(9,561)
Net assets acquired	$760,958
_____________________
(1)Other long-term assets and other long-term liabilities represent lease balances, and current liabilities includes current lease liabilities of $4.7 million.
The historical carrying values of the current assets acquired and the current liabilities assumed approximated their fair values due to their short-term maturities. The fair value measurements of the intangible assets acquired and asset retirement obligations were based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of property, plant and equipment were measured using the replacement cost new and the reproduction cost new methods under the cost approach of valuation. Significant inputs to the valuation of property, plant and equipment include estimates of: (i) replacement or reproduction cost, (ii) adjustments for physical deterioration and (iii) remaining useful lives of the assets. Asset retirement obligations were measured using the discounted cash flow method under the cost approach of valuation.
The fair value of the intangible assets was measured using the multi-period excess earnings method under the income approach of valuation, which considers the incremental cash flows attributable only to the subject intangible asset after deducting contributory asset charges. Significant inputs to the valuation of intangible assets include estimates of: (i) future throughput volumes, (ii) future margins, (iii) cash flows attributable to returns on contributory assets, (iv) the weighted average cost of capital and (v) the economic lives of the customer relationships. These inputs require significant judgments and estimates and are the most sensitive and subject to change.
Goodwill represents the excess of the purchase price of an acquired business over the fair value of net assets acquired. The goodwill recognized in connection with the Cardinal Acquisition reflects the value to San Mateo of flowing additional volumes through the system, including those of Matador. The goodwill is deductible over 15 years for tax purposes, which creates associated deferred tax balances post closing.
The results of operations for the Cardinal Acquisition since the closing date have been included in the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026. Additionally, the Company incurred $3.1 million and $4.1 million in acquisition-related costs for the Cardinal Acquisition during the three and nine months ended September 30, 2026, respectively, which were included in general and administrative expenses in the unaudited condensed consolidated statements of operations.
The pro forma impacts of this business combination to revenues and net income for the three and nine months ended September 30, 2026 and 2025 were not material to the Company’s revenues and net income as reported.
Bureau of Land Management Oil and Gas Lease Acquisition
In May 2026, the Company completed the acquisition of 5,154 net undeveloped acres in the core of the Delaware Basin in Southeast New Mexico for approximately $1.16 billion as part of the Bureau of Land Management Oil and Gas Lease Sale (the “BLM Acquisition”). The acquired acreage complements the Company’s existing acreage position, and as a result, includes proved undeveloped reserves in addition to unproved and unevaluated reserves.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 3 — ACQUISITIONS — Continued
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
NOTE 4 — INTANGIBLE ASSETS
The following table summarizes the Company’s intangible assets at September 30, 2026 and December 31, 2025 (in thousands), all of which is derived from the Cardinal Acquisition and attributable to the midstream segment and has been assigned a 20-year economic life. The intangible assets are deductible over 15 years for tax purposes, which creates associated deferred tax balances post closing.

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$266,100	$2,217	$263,883	$—	$—	$—
Total	$266,100	$2,217	$263,883	$—	$—	$—
The following table presents estimated amortization expense through 2030 (in thousands):

Remainder of 2026	$3,326
2027	$13,305
2028	$13,305
2029	$13,305
2030	$13,305
NOTE 5 — ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2026 (in thousands).

Beginning asset retirement obligations	$150,372
Revisions in estimated cash flows	93,578
Liabilities incurred during period	11,230
Liabilities settled during period	(941)
Acquisitions during period	237
Accretion expense	8,615
Ending asset retirement obligations	263,091
Less: current asset retirement obligations(1)	(4,470)
Long-term asset retirement obligations	$258,621
 _______________
(1)Included in accounts payable and accrued liabilities in the Company’s interim unaudited condensed consolidated balance sheet at September 30, 2026.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 6— DEBT
The components of debt, including the effects of issuance costs and discounts, net as of September 30, 2026 and December 31, 2025, are set forth below (in thousands).

	September 30, 2026	December 31, 2025
San Mateo Term Loan due 2027	$650,000	$—
Issuance costs	(2,734)	—
Total short-term debt	$647,266	$—

Revolving credit agreements:
Credit Agreement due 2029	$951,000	$398,000
San Mateo Revolving Credit Facility due 2029	1,002,000	883,000
Senior unsecured notes:
6.875% senior notes due 2028 (the “2028 Notes”)	—	500,000
6.500% senior notes due 2032 (the “2032 Notes”)	900,000	900,000
6.250% senior notes due 2033 (the “2033 Notes”)	750,000	750,000
6.000% senior notes due 2034 (the “2034 Notes”)	750,000	—
Issuance costs and discounts, net	(32,358)	(28,898)
Total senior unsecured notes payable	2,367,642	2,121,102
Total long-term debt	$4,320,642	$3,402,102

Total debt	$4,967,908	$3,402,102
Credit Agreements
MRC Energy Company
At September 30, 2026, the Company had $951.0 million in borrowings outstanding under the Company’s secured revolving credit facility (the “Credit Agreement”) and approximately $53.1 million in outstanding letters of credit issued pursuant to the Credit Agreement.
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
Between September 30, 2026 and November 3, 2026, net borrowings under the Credit Agreement increased $1.30 billion primarily in connection with the Paloma Acquisition (see Note 14, Subsequent Events). Of this increase in net borrowings, $150 million was repaid following the closing of the Paloma Acquisition. At November 3, 2026, the Company had $2.25 billion in borrowings outstanding under the Credit Agreement.
The Credit Agreement requires the Company to maintain (i) a current ratio, which is defined as (x) total consolidated current assets plus the unused availability under the Credit Agreement divided by (y) total consolidated current liabilities less current maturities of debt, of not less than 1.0 at the end of each fiscal quarter, and (ii) a debt to EBITDA ratio, which is defined as debt outstanding (net of up to the greater of $150.0 million or 10% of the elected borrowing commitments of unrestricted cash and cash equivalents), divided by a rolling four quarter EBITDA calculation, of 3.5 or less at the end of each fiscal quarter. The Company was in compliance with the terms of the Credit Agreement at September 30, 2026.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 6 — DEBT — Continued
San Mateo Midstream, LLC
In July 2026, in connection with the Cardinal Acquisition, San Mateo amended the San Mateo Credit Facility to include the $650.0 million San Mateo Term Loan.
At September 30, 2026, San Mateo had $1.00 billion in borrowings outstanding under its secured revolving credit facility (the “San Mateo Revolving Credit Facility” and, together with the San Mateo Term Loan, the “San Mateo Credit Facility”) and approximately $22.9 million in outstanding letters of credit issued pursuant to the San Mateo Revolving Credit Facility.
Total deferred financing costs for the San Mateo Term Loan were $2.7 million at September 30, 2026, which are being amortized to interest expense over the term of the loan. The Company recognizes these costs as a deduction to the principal balance in the interim unaudited condensed consolidated balance sheet. San Mateo’s effective interest rate under the San Mateo Term Loan was 6.91% at September 30, 2026.
As of September 30, 2026, the San Mateo Term Loan is due within twelve months and has therefore been presented as a current liability in the Company’s interim unaudited condensed consolidated balance sheet. San Mateo’s management presently believes measures being taken to refinance the San Mateo Term Loan will enable San Mateo to successfully refinance the balance on a long-term basis prior to its maturity, although no assurance can be given. In the absence of being able to refinance the San Mateo Term Loan on a long-term basis, San Mateo believes it could satisfy the obligation through a combination of cash on hand, cash flows from operations, borrowings under the San Mateo Revolving Credit Facility and contributions from its members.
The San Mateo Credit Facility is non-recourse with respect to Matador and its other subsidiaries but is guaranteed by San Mateo’s subsidiaries and secured by substantially all of San Mateo’s assets, including real property. The outstanding borrowings under the San Mateo Revolving Credit Facility mature on November 26, 2029, and the San Mateo Term Loan matures on July 30, 2027. The floating interest rate margins under the San Mateo Revolving Credit Facility and the San Mateo Term Loan are the same, except there is a 0.50% fee payable on the principal amount of the San Mateo Term Loan if it is still outstanding on the six-month anniversary date of its funding. The San Mateo Term Loan includes a mandatory prepayment requirement with the proceeds of certain equity issuances, debt issuances and asset sales, in each case relating to San Mateo and its subsidiaries.
The San Mateo Credit Facility requires San Mateo to maintain a debt to EBITDA ratio, which is defined as total consolidated funded indebtedness outstanding (as defined in the San Mateo Credit Facility) divided by a rolling four quarter EBITDA calculation, of 5.00 or less, subject to certain exceptions. The San Mateo Credit Facility also requires San Mateo to maintain an interest coverage ratio, which is defined as a rolling four quarter EBITDA calculation divided by San Mateo’s consolidated interest expense for such period, of 2.50 or more. The San Mateo Credit Facility also restricts the ability of San Mateo to distribute cash to its members if San Mateo’s debt to EBITDA ratio is greater than 4.50 or San Mateo’s liquidity is less than 10% of the lender commitments under the San Mateo Credit Facility. San Mateo was in compliance with the terms of the San Mateo Credit Facility at September 30, 2026.
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 6 — DEBT — Continued
2034 Notes
On March 5, 2026, the Company completed the sale of $750.0 million in aggregate principal amount of the 2034 Notes, which have a 6.0% coupon rate and mature on April 15, 2034. Interest is payable in arrears on each April 15 and October 15. The first interest payment date was October 15, 2026. The 2034 Notes are jointly and severally guaranteed on a senior unsecured basis by certain subsidiaries of the Company (the “Guarantors”). San Mateo is not a Restricted Subsidiary (as defined in the indenture governing the 2034 Notes (the “2034 Notes Indenture”)) or Guarantor of the 2034 Notes.
The Company used the net proceeds from the sale of the 2034 Notes of $737.1 million, after deducting initial purchasers’ discounts and estimated offering expenses, to fund the 2028 Notes Tender Offer and 2028 Notes Redemption and for general corporate purposes.
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

NOTE 6 — DEBT — Continued
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
NOTE 7 — INCOME TAXES
The current income tax provision and the deferred income tax provision for the three months ended September 30, 2026 and 2025 were as follows (in thousands).

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Income tax provision (benefit)
Current	$578	$(39,335)	$39,913	(101)%
Deferred	80,970	98,463	(17,493)	(18)%
Total income tax provision	$81,548	$59,128	$22,420	38%
The decrease in the current income tax benefit and the decrease in the deferred income tax provision for the three months ended September 30, 2026 compared to the respective period of 2025 were primarily the result of the enactment of the One Big Beautiful Bill Act of 2025 (the “OBBBA”) during the third quarter of 2025, which resulted in the recognition of the impacts of the OBBBA for the first two quarters of 2025 in the third quarter of 2025. There were no such legislation changes in the third quarter of 2026. See Note 8, Income Taxes, of the Company’s Annual Report for further details of the provisions of the OBBBA that most significantly affect its income taxes. Additionally, the increase in the total income tax provision resulted from higher income before income taxes.
The current income tax provision and the deferred income tax provision for the nine months ended September 30, 2026 and 2025 were as follows (in thousands).

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Income tax provision (benefit)
Current	$804	$6,735	$(5,931)	(88)%
Deferred	186,897	191,776	(4,879)	(3)%
Total income tax provision	$187,701	$198,511	$(10,810)	(5)%
The decreases in the current, deferred and total income tax provisions for the nine months ended September 30, 2026 compared to the respective period of 2025 were primarily the result of lower income before income taxes.
The Company’s effective income tax rates of 32% and 26% for the three and nine months ended September 30, 2026, respectively, differed from the U.S. federal statutory rate primarily due to state taxes in New Mexico and the impact of permanent differences between book and tax income recognized discretely in the current period.
The Company’s effective income tax rates of 25% and 26% for the three and nine months ended September 30, 2025, respectively, differed from the U.S. federal statutory rate primarily due to state taxes in New Mexico.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
UNAUDITED - CONTINUED

NOTE 7 — INCOME TAXES — Continued
The Company’s cash (refunds) payments for income taxes during the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Federal	$—	$—	$(22,733)	$43,000
State
New Mexico	—	—	(4,039)	7,500
Other	—	—	(50)	—
Total cash (refunds) payments for income taxes	$—	$—	$(26,822)	$50,500
NOTE 8 — EQUITY
Stock-Based Compensation
During the nine months ended September 30, 2026, the Company granted awards to certain of its employees of 392,000 service-based restricted stock units to be settled in cash, which are liability instruments, and 392,000 performance-based stock units and 14,450 service-based shares of restricted stock, which are equity instruments. The performance-based stock units vest in an amount between zero and 200% of the target units granted based on the Company’s relative total shareholder return over the three-year period ending December 31, 2028, as compared to a designated peer group. The service-based restricted stock and restricted stock units vest over a three-year period. The fair value of these awards was approximately $38.2 million on their respective grant dates.
Common Stock Dividend
Matador’s Board of Directors (the “Board”) declared a quarterly cash dividend of $0.375 per share of common stock in each of the first, second and third quarters of 2026. The first quarter dividend, which totaled $46.8 million, was paid on March 10, 2026 to shareholders of record as of February 27, 2026. The second quarter dividend, which totaled $46.4 million, was paid on June 5, 2026 to shareholders of record as of May 8, 2026. The third quarter dividend, which totaled $46.2 million, was paid on September 8, 2026 to shareholders of record as of August 10, 2026. On October 21, 2026, the Board amended the Company’s dividend policy to increase the quarterly dividend to $0.4375 per share of common stock for future dividend payments and also declared a quarterly cash dividend of $0.4375 per share of common stock payable on December 4, 2026 to shareholders of record as of November 10, 2026.
Share Repurchase Program
As further described in the Annual Report, the Company maintains a share repurchase program (the “Share Repurchase Program”) authorizing the repurchase of up to $400.0 million of common stock. During the three and nine months ended September 30, 2026, the Company repurchased 253,603 and 496,305 shares of common stock, respectively, under the Share Repurchase Program at a weighted average price of $47.64 and $48.25 per common share, respectively, for a total cost of $12.1 million and $24.0 million, respectively.
San Mateo Distributions and Contributions
During the three months ended September 30, 2026 and 2025, San Mateo distributed $30.6 million and $36.2 million, respectively, to the Company and $29.4 million and $34.8 million, respectively, to Five Point. During the nine months ended September 30, 2026 and 2025, San Mateo distributed $92.3 million and $101.0 million, respectively, to the Company and $88.7 million and $97.0 million, respectively, to Five Point. During the three and nine months ended September 30, 2026, the Company contributed $51.0 million and Five Point contributed $49.0 million of cash to San Mateo in connection with the Cardinal Acquisition. During the three and nine months ended September 30, 2025, there were no contributions to San Mateo by either the Company or Five Point.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 8 — EQUITY — Continued
Performance Incentives
Five Point paid the Company $2.0 million of performance incentives during the three months ended September 30, 2026. No performance incentives were paid by Five Point to the Company during the three months ended September 30, 2025. Five Point paid the Company $17.1 million and $9.2 million of performance incentives during the nine months ended September 30, 2026 and 2025, respectively. These performance incentives are recorded when received, net of the $0.4 million deferred tax impact to the Company for the three months ended September 30, 2026, and $3.5 million and $1.9 million deferred tax impact to the Company for the nine months ended September 30, 2026 and 2025, respectively, in “Additional paid-in capital” in the Company’s interim unaudited condensed consolidated balance sheets. These performance incentives received in the three and nine months ended September 30, 2026 and 2025 are also denoted as “Contributions related to formation of San Mateo” under “Financing activities” in the Company’s interim unaudited condensed consolidated statements of cash flows and changes in shareholders’ equity.
NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2026, the Company had various costless collar and price call contracts open and in place to mitigate its exposure to oil and natural gas price volatility, each with an established price floor and ceiling. At September 30, 2026, the Company had natural gas basis differential swap contracts open and in place to mitigate its exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price. The Company had no open contracts associated with natural gas liquids prices at September 30, 2026.
The following is a summary of the Company’s open costless collar contracts at September 30, 2026.

Commodity	Calculation Period	Notional Quantity (Bbl or MMBtu)	Weighted Average Price Floor ($/Bbl or $/MMBtu)	Weighted Average Price Ceiling ($/Bbl or $/MMBtu)	Fair Value of Asset (Liability) (thousands)
Oil - WTI	10/01/2026 - 12/31/2026	6,164,000	$52.75	$66.36	$(134,423)
Oil - WTI	01/01/2027 - 12/31/2027	3,650,000	$55.00	$76.00	(30,811)
Natural Gas - Henry Hub	10/01/2026 - 12/31/2026	13,800,000	$3.50	$6.70	6,347
Total open costless collar contracts					$(158,887)
The following is a summary of the Company’s open price call contracts at September 30, 2026.

Commodity	Calculation Period	Notional Quantity (Bbl)	Fixed Price ($/Bbl)	Fair Value of Asset (Liability) (thousands)
Oil - WTI	10/01/26 - 12/31/2026	6,118,000	$100.00	$(20,884)
Total open price call contracts				$(20,884)
The following is a summary of the Company’s open basis differential swap contracts at September 30, 2026.

Commodity	Calculation Period	Notional Quantity (MMBtu)	Fixed Price ($/MMBtu)	Fair Value of Asset (Liability) (thousands)
Natural Gas Basis Differential - Waha	10/01/2026 - 12/31/2026	13,800,000	$(2.52)	$(17,816)
Natural Gas Basis Differential - Houston Ship Channel	10/01/2026 - 09/30/2029	124,944,000	$(0.37)	(6,104)
Total open basis differential swap contracts				$(23,920)
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

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS — Continued
The following table presents the gross asset and liability fair values of the Company’s commodity price derivative financial instruments and the location of these balances in the interim unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 (in thousands).

Derivative Instruments	Gross amounts recognized	Gross amounts netted in the condensed consolidated balance sheets	Net amounts presented in the condensed consolidated balance sheets
September 30, 2026
Current assets	$20,399	$(13,584)	$6,815
Other assets	3,331	(3,331)	—
Current liabilities	(211,960)	13,584	(198,376)
Long-term liabilities	(15,461)	3,331	(12,130)
Total	$(203,691)	$—	$(203,691)
December 31, 2025
Current assets	$57,450	$(23,398)	$34,052
Current liabilities	(23,398)	23,398	—
Total	$34,052	$—	$34,052
The following table summarizes the location and aggregate gain (loss) of all derivative financial instruments recorded in the interim unaudited condensed consolidated statements of operations for the periods presented (in thousands).

		Three Months Ended September 30,		Nine Months Ended September 30,
Type of Instrument	Location in Condensed Consolidated Statement of Operations	2026	2025	2026	2025
Derivative Instrument
Oil	Revenues: Realized loss on derivatives	$(150,651)	$—	$(374,285)	$—
Natural Gas	Revenues: Realized (loss) gain on derivatives	(9,519)	3,946	127,134	13,607
Realized (loss) gain on derivatives		(160,170)	3,946	(247,151)	13,607
Oil	Revenues: Unrealized loss on derivatives	(60,189)	(4,372)	(186,837)	(2,790)
Natural Gas	Revenues: Unrealized (loss) gain on derivatives	(7,538)	24,324	(50,907)	(9,500)
Unrealized (loss) gain on derivatives		(67,727)	19,952	(237,744)	(12,290)
Total		$(227,897)	$23,898	$(484,895)	$1,317
NOTE 10 — FAIR VALUE MEASUREMENTS
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
UNAUDITED — CONTINUED

NOTE 10 — FAIR VALUE MEASUREMENTS — Continued
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
The following tables summarize the valuation of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in accordance with the classifications provided above as of September 30, 2026 and December 31, 2025 (in thousands).

	Fair Value Measurements at September 30, 2026 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil costless collars	$—	$(165,234)	$—	$(165,234)
Oil price calls	—	(20,884)	—	(20,884)
Natural gas costless collars	—	6,347	—	6,347
Natural gas basis differential swaps	—	(23,920)	—	(23,920)
Total	$—	$(203,691)	$—	$(203,691)

	Fair Value Measurements at December 31, 2025 using
Description	Level 1	Level 2	Level 3	Total
Assets (Liabilities)
Oil costless collars	$—	$717	$—	$717
Natural gas costless collars	—	17,396	—	17,396
Natural gas basis differential swaps	—	15,939	—	15,939
Total	$—	$34,052	$—	$34,052

Additional disclosures related to derivative financial instruments are provided in Note 9, Derivative Financial Instruments.
Other Fair Value Measurements
At September 30, 2026 and December 31, 2025, the carrying values reported on the interim unaudited condensed consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, amounts due to affiliates, advances from joint interest owners and other current liabilities approximated their fair values due to their short-term maturities.
At September 30, 2026 and December 31, 2025, the carrying value of borrowings under the Credit Agreement and the San Mateo Revolving Credit Facility approximated their fair value as both are subject to short-term floating interest rates that reflect market rates available to the Company at the time and are classified at Level 2 in the fair value hierarchy.
At September 30, 2026, the carrying value of the San Mateo Term Loan approximated its fair value as it is subject to short-term floating interest rates and has a short-term maturity and is classified at Level 2 in the fair value hierarchy.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 10 — FAIR VALUE MEASUREMENTS — Continued
The following table summarizes the carrying values and fair values of outstanding senior unsecured notes at September 30, 2026 and December 31, 2025 (in thousands).

		September 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	Level 1	$—	$—	$500,000	$511,585
2032 Notes	Level 1	$900,000	$875,142	$900,000	$914,265
2033 Notes	Level 1	$750,000	$719,258	$750,000	$751,920
2034 Notes	Level 1	$750,000	$705,525	$—	$—
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination, lease and well equipment inventory when the market value is determined to be lower than the cost of the inventory, and other property and equipment that are reduced to fair value when they are impaired or held for sale. See Note 3, Acquisitions, for a discussion of the fair value measurement of assets acquired and liabilities assumed as part of the BLM Acquisition and the Cardinal Acquisition. There were no other nonrecurring fair value measurements during the periods presented.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Processing, Transportation and Produced Water Disposal Commitments
Firm Commitments
From time to time, the Company enters into agreements with third parties whereby the Company commits to deliver anticipated natural gas and oil production and produced water from certain portions of its acreage for transportation, gathering, processing, fractionation, sales and disposal. The Company paid approximately $34.9 million and $18.8 million for services under these agreements during the three months ended September 30, 2026 and 2025, respectively, and $100.1 million and $62.2 million for services under these agreements during the nine months ended September 30, 2026 and 2025, respectively. Certain of these agreements contain minimum volume commitments. If the Company does not meet the minimum volume commitments under these agreements, it will be required to pay certain deficiency fees. If the Company ceased operations in the areas subject to these agreements at September 30, 2026, the total deficiencies required to be paid by the Company under these agreements would be approximately $2.50 billion.
San Mateo Commitments
The Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area and acreage in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and the Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, the Company dedicated to San Mateo its current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15-year, fixed-fee natural gas processing agreements. The Company also dedicated to San Mateo certain of its current and future leasehold interests in the Ranger and Antelope Ridge asset areas pursuant to 15-year, fixed-fee natural gas gathering, compression, treating and processing agreements (collectively with the transportation, gathering, produced water disposal and natural gas processing agreements, the “Operational Agreements”). San Mateo provides the Company with firm service under each of the Operational Agreements in exchange for certain minimum volume commitments. The remaining minimum contractual obligation under the Operational Agreements at September 30, 2026 was approximately $590.1 million.
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

NOTE 12 — SUPPLEMENTAL DISCLOSURES
Accounts Payable and Accrued Liabilities
The following table summarizes the Company’s current accounts payable and accrued liabilities at September 30, 2026 and December 31, 2025 (in thousands).

	September 30, 2026	December 31, 2025
Accounts payable	$197,591	$179,337
Accrued evaluated and unproved and unevaluated property costs	180,994	151,680
Accrued lease operating expenses	133,921	85,009
Accrued interest on debt	80,386	32,157
Accrued derivative payments	69,242	—
Accrued payable related to purchased natural gas	59,925	10,530
Accrued partners’ share of joint interest charges	55,233	24,427
Accrued compensation and benefits	39,482	33,162
Accrued midstream properties costs	27,804	7,648
Accrued asset retirement obligations	4,470	6,309
Other	29,455	10,361
Total accounts payable and accrued liabilities	$878,503	$540,620
Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the nine months ended September 30, 2026 and 2025 (in thousands).

	Nine Months Ended September 30,
	2026	2025
Cash paid for interest expense, net of amounts capitalized	$133,485	$110,732
Increase in asset retirement obligations related to mineral properties	$101,805	$16,568
Increase in asset retirement obligations related to midstream properties	$2,778	$341
Increase in liabilities for drilling, completion and equipping capital expenditures	$7,617	$43,167
Increase in liabilities for acquisition of oil and natural gas properties	$1,945	$1,146
Increase in liabilities for midstream properties capital expenditures	$19,593	$12,330
Stock-based compensation expense recognized as a liability	$15,849	$8,795
Transfer of inventory to (from) oil and natural gas properties	$3,643	$(18,194)
The following table provides a reconciliation of cash and restricted cash recorded in the interim unaudited condensed consolidated balance sheets to cash and restricted cash as presented on the interim unaudited condensed consolidated statements of cash flows (in thousands).

	Nine Months Ended September 30,
	2026	2025
Cash	$11,756	$20,150
Restricted cash	58,357	76,237
Total cash and restricted cash	$70,113	$96,387

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED

NOTE 13 — SEGMENT INFORMATION
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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended September 30, 2026
Oil and natural gas revenues	$1,217,582	$4,539	$—	$—	$1,222,121
Midstream services revenues	—	172,500	—	(116,166)	56,334
Sales of purchased natural gas	52,045	60,040	—	—	112,085
Realized loss on derivatives	(160,170)	—	—	—	(160,170)
Unrealized loss on derivatives	(67,727)	—	—	—	(67,727)
Operating expense(1)	170,157	82,442	—	(50,081)	202,518
Other expenses(2)	556,092	80,208	36,028	(66,085)	606,243
Operating income(3)	$315,481	$74,429	$(36,028)	$—	$353,882
Total assets(4)	$11,902,834	$2,672,391	$118,088	$—	$14,693,313
Capital expenditures(5)	$355,778	$825,349	$1,609	$—	$1,182,736
_____________________
(1)Includes lease operating expense for the exploration and production segment and midstream operating expense for the midstream segment.
(2)Includes depletion, depreciation and amortization expenses of $320.1 million and $22.6 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $0.3 million. Other expenses for each reportable segment also include (i) transportation and processing, (ii) general and administrative expenses, (iii) accretion of asset retirement obligations, (iv) purchased natural gas and (v) taxes other than income.
(3)Includes $23.0 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.
(4)Excludes intercompany receivables and investments in subsidiaries.
(5)Includes $25.9 million attributable to land and seismic acquisition expenditures related to the exploration and production segment, $761.0 million attributable to midstream acquisition expenditures and $12.1 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 13 — SEGMENT INFORMATION — Continued

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Three Months Ended September 30, 2025
Oil and natural gas revenues	$807,167	$3,074	$—	$—	$810,241
Midstream services revenues	—	143,117	—	(99,284)	43,833
Sales of purchased natural gas	26,057	34,986	—	—	61,043
Realized gain on derivatives	3,946	—	—	—	3,946
Unrealized gain on derivatives	19,952	—	—	—	19,952
Operating expense(1)	147,537	49,337	—	(43,356)	153,518
Other expenses(2)	444,304	59,528	31,614	(55,928)	479,518
Operating income(3)	$265,281	$72,312	$(31,614)	$—	$305,979
Total assets(4)	$9,663,974	$1,832,452	$150,282	$—	$11,646,708
Capital expenditures(5)	$569,873	$72,193	$1,291	$—	$643,357
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

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Nine Months Ended September 30, 2026
Oil and natural gas revenues	$3,116,866	$11,570	$—	$—	$3,128,436
Midstream services revenues	—	454,776	—	(311,758)	143,018
Sales of purchased natural gas	89,436	144,677	—	—	234,113
Realized loss on derivatives	(247,151)	—	—	—	(247,151)
Unrealized loss on derivatives	(237,744)	—	—	—	(237,744)
Operating expense(1)	466,158	198,205	—	(131,608)	532,755
Other expenses(2)	1,379,786	204,388	105,868	(180,150)	1,509,892
Operating income(3)	$875,463	$208,430	$(105,868)	$—	$978,025
Total assets(4)	$11,902,834	$2,672,391	$118,088	$—	$14,693,313
Capital expenditures(5)	$2,429,585	$885,124	$3,697	$—	$3,318,406
_____________________
(1)Includes lease operating expense for the exploration and production segment and midstream operating expense for the midstream segment.
(2)Includes depletion, depreciation and amortization expenses of $892.5 million and $57.2 million for the exploration and production and midstream segments, respectively. Also includes corporate depletion, depreciation and amortization expenses of $1.1 million. Other expenses for each reportable segment also includes (i) transportation and processing, (ii) general and administrative expenses, (iii) accretion of asset retirement obligations, (iv) purchased natural gas and (v) taxes other than income.
(3)Includes $66.0 million in net income attributable to non-controlling interest in subsidiaries related to the midstream segment.

Matador Resources Company and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
UNAUDITED — CONTINUED
NOTE 13 — SEGMENT INFORMATION — Continued
(4)Excludes intercompany receivables and investments in subsidiaries.
(5)Includes $1.27 billion attributable to land and seismic acquisition expenditures related to the exploration and production segment, $767.2 million attributable to midstream acquisition expenditures and $30.7 million in capital expenditures attributable to non-controlling interest in subsidiaries related to the midstream segment.

	Exploration and Production			Consolidations and Eliminations	Consolidated Company
		Midstream	Corporate
Nine Months Ended September 30, 2025
Oil and natural gas revenues	$2,526,213	$9,720	$—	$—	$2,535,933
Midstream services revenues	—	400,221	—	(280,882)	119,339
Sales of purchased natural gas	81,316	110,380	—	—	191,696
Realized gain on derivatives	13,607	—	—	—	13,607
Unrealized loss on derivatives	(12,290)	—	—	—	(12,290)
Operating expense(1)	444,932	145,597	—	(131,110)	459,419
Other expenses(2)	1,302,875	164,705	87,264	(149,772)	1,405,072
Operating income(3)	$861,039	$210,019	$(87,264)	$—	$983,794
Total assets(4)	$9,663,974	$1,832,452	$150,282	$—	$11,646,708
Capital expenditures(5)	$1,435,138	$250,864	$3,047	$—	$1,689,049
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
NOTE 14 — SUBSEQUENT EVENTS

Paloma Acquisition
On October 1, 2026, a wholly-owned subsidiary of the Company completed the acquisition of Paloma Permian, LLC (“Paloma”) from a portfolio company of EnCap Investments L.P., including certain proved undeveloped acreage and oil and natural gas producing properties located in Eddy and Lea Counties, New Mexico (the “Paloma Acquisition”). The Paloma Acquisition has an effective date of June 1, 2026 and an aggregate as-adjusted closing purchase price of approximately $1.255 billion, subject to customary post-closing adjustments, including for working capital and for title defects. The acquisition was funded through cash on hand and borrowings under the Credit Agreement, for which the elected commitment level was increased to $2.75 billion as discussed in Note 6, Debt. The Paloma Acquisition will be accounted for under the acquisition method of accounting as a business combination in accordance with ASC 805.

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
By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include those described in the “Risk Factors” section of the Annual Report, as well as the following factors, among others: general economic conditions, including the effects of inflation and interest rates; tariffs and trade tensions; our ability to execute our business plan, including whether our drilling program is successful; changes in oil, natural gas and natural gas liquids (“NGL”) prices and the demand for oil, natural gas and NGLs; our ability to replace reserves and efficiently develop current reserves; the operating results of our midstream business’s oil, natural gas and water gathering and transportation systems, pipelines and facilities, the acquisition of third-party businesses and the drilling of any additional salt water disposal wells; costs of operations; delays and other difficulties related to producing oil, natural gas and NGLs or the construction, expansion or operation of our midstream assets; delays and other difficulties related to regulatory and governmental approvals and restrictions; impact on our operations due to seismic events; availability of sufficient capital to execute our business plan, including from future cash flows, capital markets, available borrowing capacity under our revolving credit facilities and otherwise; our ability to make acquisitions on economically acceptable terms; disruption from our acquisitions, including the Cardinal Acquisition and the Paloma Acquisition (each as defined below), making it more difficult to maintain business and operational relationships; significant transaction costs associated with our acquisitions, including the Cardinal Acquisition and the Paloma Acquisition; evolving cybersecurity risks; the risk of litigation and/or regulatory actions related to our acquisitions, including the Cardinal Acquisition and the Paloma Acquisition; and the other factors discussed below and elsewhere in this Quarterly Report and in other documents that we file with or furnish to the SEC, all of which are difficult to predict. Forward-looking statements may include statements about:
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
•the integration of acquisitions, including the Cardinal Acquisition and the Paloma Acquisition, with our business;
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
•our future operating results;
•the Cardinal Acquisition and the Paloma Acquisition, including the benefits thereof;
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

Third Quarter Highlights
For the three months ended September 30, 2026, our total oil equivalent production was 21.2 million BOE, and our average daily oil equivalent production was 230,470 BOE per day, of which 132,019 Bbl per day, or 57%, was oil and 590.7 MMcf per day, or 43%, was natural gas. Our average daily oil production of 132,019 Bbl per day for the three months ended September 30, 2026 increased 10% year-over-year from 119,556 Bbl per day for the three months ended September 30, 2025. Our average daily natural gas production of 590.7 MMcf per day for the three months ended September 30, 2026 increased 10% year-over-year from 537.8 MMcf per day for the three months ended September 30, 2025. The Delaware Basin contributed 100% of our daily oil production and 97% of our daily natural gas production in the third quarter of 2026, as compared to 100% of our daily oil production and 94% of our daily natural gas production in the third quarter of 2025.
For the third quarter of 2026, we reported net income attributable to Matador shareholders of $172.1 million, or $1.39 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $176.4 million, or $1.42 per diluted common share, for the third quarter of 2025. For the third quarter of 2026, our Adjusted EBITDA, a non‑GAAP financial measure, was $738.3 million, as compared to Adjusted EBITDA of $566.5 million during the third quarter of 2025.
For the nine months ended September 30, 2026, we reported net income attributable to Matador shareholders of $526.9 million, or $4.24 per diluted common share, on a GAAP basis, as compared to net income attributable to Matador shareholders of $566.7 million, or $4.54 per diluted common share, for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, our Adjusted EBITDA, a non‑GAAP financial measure, was $2.10 billion, as compared to Adjusted EBITDA of $1.80 billion for the nine months ended September 30, 2025.
For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Liquidity and Capital Resources—Non-GAAP Financial Measures.” For more information regarding our financial results for the three and nine months ended September 30, 2026, see “—Results of Operations” below.
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
In July 2026, San Mateo completed the acquisition of the operating subsidiaries of Cardinal Midstream Partners, LLC (“Cardinal”), a portfolio company of EnCap Flatrock Midstream, for total cash consideration of $761.0 million, subject to certain customary post-closing purchase price adjustments (the “Cardinal Acquisition”).
Subsequent to the end of the reporting period, on October 1, 2026, we completed the acquisition of Paloma Permian, LLC (“Paloma”) from a portfolio company of EnCap Investments L.P., including certain proved undeveloped acreage and oil and natural gas producing properties located in Eddy and Lea Counties, New Mexico (the “Paloma Acquisition”). The Paloma Acquisition has an effective date of June 1, 2026 and an aggregate as-adjusted closing purchase price of approximately $1.255 billion, subject to customary post-closing adjustments, including for working capital and for title defects.
For discussion of the funding for these acquisitions, see “—Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report.
2026 Capital Expenditure Budget
On November 3, 2026, we adjusted our estimated drilling, completing and equipping (“D/C/E”) capital expenditures for 2026 to a range of $1.50 to $1.54 billion from a range of $1.48 to $1.56 billion, which includes our expected D/C/E capital expenditures on acreage acquired in the BLM Acquisition and Paloma Acquisition.
On November 3, 2026, we also adjusted our estimated midstream capital expenditures for 2026 to a range of $170.0 to $190.0 million from a range of $145.0 to $165.0 million, which includes our proportionate share of San Mateo’s estimated 2026 capital expenditures as well as the estimated 2026 capital expenditures for other wholly-owned midstream projects. More specifically, the $25 million increase in estimated midstream capital expenditures is to fund initial work on a new natural gas processing train at San Mateo’s Marlan Plant complex and associated gathering assets. This expansion is underwritten by a new agreement with a large Delaware Basin producer expected to add meaningful long-term volumes across San Mateo’s existing gathering and processing footprint as well as anticipated increased volumes from Matador production.
Critical Accounting Policies and Estimates
As of September 30, 2026, there have been no changes to our critical accounting policies and estimates from those set forth in the Annual Report except as noted below.

The Cardinal Acquisition was accounted for under the acquisition method of accounting as a business combination in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). Under ASC 805, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values as of the respective acquisition date, with any excess purchase price allocated to goodwill. The Cardinal Acquisition purchase price allocation resulted in customer relationship intangible assets and goodwill. See Note 3, Acquisitions, to the unaudited condensed consolidated financial statements in this Quarterly Report for additional information on the Cardinal Acquisition including the preliminary allocation of the total purchase price and the inputs, estimates and judgments used in the valuation.

Intangibles
Amortization of intangibles with definite lives is calculated using the straight-line method, which is reflective of the benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. Intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible may not be recoverable. If the sum of the expected undiscounted future cash flows related to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment at the reporting unit level annually and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below carrying value. If we determine, based on a qualitative assessment, that it is not more likely than not that a reporting unit’s fair value is less than its carrying amount, no further impairment testing is required. If we do not perform a qualitative assessment or if that assessment indicates that further impairment testing is required, the fair value of each reporting unit is determined using an income and market approach which is compared to the carrying value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The fair value under the income approach is calculated using the expected present value of future cash flows method. Significant assumptions used in the cash flow forecasts include future net operating margins, future volumes, discount rates and future capital requirements.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our financial statements.

Results of Operations
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Operating Data
Revenues (in thousands)(1)
Oil	$1,059,685	$713,947	$345,738	48%
Natural gas	162,436	96,294	66,142	69%
Total oil and natural gas revenues	1,222,121	810,241	411,880	51%
Third-party midstream services revenues	56,334	43,833	12,501	29%
Sales of purchased natural gas	112,085	61,043	51,042	84%
Realized (loss) gain on derivatives	(160,170)	3,946	(164,116)	(4,159)%
Unrealized (loss) gain on derivatives	(67,727)	19,952	(87,679)	(439)%
Total revenues	$1,162,643	$939,015	$223,628	24%
Net Production Volumes(1)
Oil (MBbl)	12,146	10,999	1,147	10%
Natural gas (Bcf)	54.3	49.5	4.8	10%
Total oil equivalent (MBOE)(2)	21,203	19,245	1,958	10%
Average daily production (BOE/d)(2)	230,470	209,184	21,286	10%
Average Sales Prices
Oil, without realized derivatives (per Bbl)	$87.25	$64.91	$22.34	34%
Oil, with realized derivatives (per Bbl)	$74.84	$64.91	$9.93	15%
Natural gas, without realized derivatives (per Mcf)	$2.99	$1.95	$1.04	53%
Natural gas, with realized derivatives (per Mcf)	$2.81	$2.03	$0.78	38%
_________________
(1)We report our production volumes in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Revenues associated with NGLs are included with our natural gas revenues.
(2)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
Three Months Ended September 30, 2026 as Compared to Three Months Ended September 30, 2025
Oil and natural gas revenues. The increase in oil revenues resulted from the 34% increase in the weighted average oil price realized and the 10% increase in oil production. The increase in natural gas revenues primarily resulted from the 53% increase in the weighted average natural gas price realized and the 10% increase in natural gas production. For further discussion of factors impacting commodity prices, see “—General Outlook and Trends.”
Third-party midstream services revenues. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. The increase in third-party midstream services revenues was primarily attributable to a $9.7 million increase in our third-party natural gas gathering and processing revenues, which was mostly driven by the Cardinal Acquisition, and a $3.8 million increase in our third-party water disposal revenues.
Sales of purchased natural gas. The increase in sales of purchased natural gas was primarily the result of a 50% increase in natural gas price realized and a 22% increase in purchased natural gas volumes sold. Sales of purchased natural gas reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at San Mateo’s cryogenic natural gas processing plants and subsequently sell the residue natural gas and NGLs to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our interim unaudited condensed consolidated statements of operations.

Realized (loss) gain on derivatives. Our realized loss on derivatives was $160.2 million for the three months ended September 30, 2026, as compared to a realized gain of $3.9 million for the three months ended September 30, 2025. For the three months ended September 30, 2026, we recorded a net loss of $150.7 million related to our oil costless collars and deferred calls, resulting primarily from oil prices that were above the ceiling of certain of our oil costless collar contracts and the deferred call premiums on certain of our purchased oil call contracts. For the three months ended September 30, 2026, we recorded a net loss of $17.1 million related to our natural gas swap contracts, resulting primarily from natural gas basis differentials that were above the fixed prices of certain of our natural gas basis differential swap contracts and natural gas prices that were above the fixed prices of certain of our natural gas swap contracts. This loss was partially offset by a net gain of $7.5 million related to our natural gas costless collar contracts, resulting primarily from natural gas prices that were below the floor of our natural gas costless collar contracts. For the three months ended September 30, 2025, we recorded a net gain of $3.9 million related to our natural gas basis differential swap contracts, resulting primarily from natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts. We realized an average loss on our oil derivatives of approximately $12.41 per Bbl produced during the three months ended September 30, 2026, as compared to no realized gains or losses from oil derivatives during the three months ended September 30, 2025. We realized an average loss on our natural gas derivatives of approximately $0.18 per Mcf produced during the three months ended September 30, 2026, as compared to an average gain of approximately $0.08 per Mcf produced during the three months ended September 30, 2025. See Note 9, Derivative Financial Instruments, for further details on our derivatives.
Unrealized gain (loss) on derivatives. During the three months ended September 30, 2026, the aggregate net fair value of our open oil and natural gas costless collar, oil price call, natural gas swap and natural gas basis differential swap contracts changed to a net liability of $203.7 million from a net liability of $136.0 million at June 30, 2026, resulting in an unrealized loss on derivatives of $67.7 million for the three months ended September 30, 2026. During the three months ended September 30, 2025, the aggregate net fair value of our open oil and natural gas costless collar and natural gas basis differential swap contracts changed to a net asset of $3.7 million from a net liability of $16.3 million at June 30, 2025, resulting in an unrealized gain on derivatives of $20.0 million for the three months ended September 30, 2025. See Note 9, Derivative Financial Instruments, for further details on our derivatives.

Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Three Months Ended September 30,
(In thousands, except expenses per BOE)	2026	2025	$ Change	% Change
Expenses
Lease operating	$120,076	$104,181	$15,895	15%
Transportation and processing	22,980	18,814	4,166	22%
Midstream operating	82,442	49,337	33,105	67%
Purchased natural gas	90,900	47,658	43,242	91%
Depletion, depreciation and amortization	342,961	305,354	37,607	12%
Taxes other than income	100,762	68,754	32,008	47%
Accretion of asset retirement obligations	3,995	2,148	1,847	86%
General and administrative	44,645	36,790	7,855	21%
Total expenses	808,761	633,036	175,725	28%
Operating income	353,882	305,979	47,903	16%
Other income (expense)
Interest expense	(79,982)	(50,641)	(29,341)	58%
Loss on asset sales	—	(589)	589	(100)%
Other income	2,747	5,003	(2,256)	(45)%
Total other expense	(77,235)	(46,227)	(31,008)	67%
Income before income taxes	276,647	259,752	16,895	7%
Income tax provision (benefit)
Current	578	(39,335)	39,913	(101)%
Deferred	80,970	98,463	(17,493)	(18)%
Total income tax provision	81,548	59,128	22,420	38%
Net income	195,099	200,624	(5,525)	(3)%
Net income attributable to non-controlling interest in subsidiaries	(22,979)	(24,260)	1,281	(5)%
Net income attributable to Matador Resources Company shareholders	$172,120	$176,364	$(4,244)	(2)%
Expenses per BOE
Lease operating	$5.66	$5.42	$0.24	4%
Transportation and processing	$1.08	$0.98	$0.10	10%
Midstream operating	$3.89	$2.56	$1.33	52%
Depletion, depreciation and amortization	$16.18	$15.87	$0.31	2%
Taxes other than income	$4.75	$3.57	$1.18	33%
General and administrative	$2.11	$1.91	$0.20	10%
Three Months Ended September 30, 2026 as Compared to Three Months Ended September 30, 2025
Lease operating. The increase in lease operating expense was primarily attributable to the increased number of wells being operated by us and other operators (where we own a working interest).
Transportation and processing. The increase in transportation and processing expenses was primarily due to the 10% increase in our total oil equivalent production and a change in the mix of revenue contracts between the periods.
Midstream operating. The increase in midstream operating expense was primarily attributable to a $20.1 million increase in pipeline operation expenses as a result of increased inlet connections and a $9.0 million increase in plant processing expenses as a result of increased gas gathering and processing volumes, as well as the Cardinal Acquisition.
Purchased natural gas. The increase in purchased natural gas expense was primarily due to an increase of approximately 167% in average Waha pricing during the current period and a 93% increase in volumes purchased.

Depletion, depreciation and amortization. The increase in depletion, depreciation and amortization expense was primarily a result of the 10% increase in our total oil equivalent production and the addition of $248.1 million of proved reserves to the full cost pool as a result of the BLM Acquisition.
Taxes other than income. The increase in taxes other than income was primarily due to a $34.0 million increase in production taxes as a result of the increase in oil and natural gas revenues.
General and administrative. The increase in general and administrative expense was largely attributable to $3.1 million in transaction costs associated with the Cardinal Acquisition, a $1.1 million increase in rent expense and $0.8 million in transaction costs associated with the Paloma Acquisition.
Interest expense. The increase in interest expense was primarily due to a $607.5 million increase in average debt outstanding under the Credit Agreement, a $160.0 million increase in average debt outstanding under the San Mateo Revolving Credit Facility and a $250.0 million increase in the weighted average of senior notes outstanding between the periods, as well as the new $650.0 million San Mateo Term Loan (see “—Liquidity and Capital Resources” below for further discussion). These increases were partially offset by lower interest rates.
Income tax provision. The decrease in the current income tax benefit and the decrease in the deferred income tax provision were primarily the result of the enactment of the OBBBA during the third quarter of 2025, which resulted in the recognition of the impacts of the OBBBA for the first two quarters of 2025 in the third quarter of 2025. There were no such legislation changes in the third quarter of 2026. See Note 8, Income Taxes, of our Annual Report for further details of the provisions of the OBBBA that most significantly affect our income taxes. Additionally, the increase in the total income tax provision resulted from higher income before income taxes. Our effective income tax rate of 32% for the three months ended September 30, 2026 differed from the U.S. federal statutory rate primarily due to state taxes in New Mexico and the impact of permanent differences between book and tax income recognized discretely in the current period.
Revenues
The following table summarizes our unaudited revenues and production data for the periods indicated:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Operating Data
Revenues (in thousands)(1)
Oil	$2,974,459	$2,182,648	$791,811	36%
Natural gas	153,977	353,285	(199,308)	(56)%
Total oil and natural gas revenues	3,128,436	2,535,933	592,503	23%
Third-party midstream services revenues	143,018	119,339	23,679	20%
Sales of purchased natural gas	234,113	191,696	42,417	22%
Realized (loss) gain on derivatives	(247,151)	13,607	(260,758)	(1,916)%
Unrealized loss on derivatives	(237,744)	(12,290)	(225,454)	1,834%
Total revenues	$3,020,672	$2,848,285	$172,387	6%
Net Production Volumes(1)
Oil (MBbl)	34,446	32,534	1,912	6%
Natural gas (Bcf)	150.4	141.7	8.7	6%
Total oil equivalent (MBOE)(2)	59,508	56,142	3,366	6%
Average daily production (BOE/d)(2)	217,982	205,648	12,334	6%
Average Sales Prices
Oil, without realized derivatives (per Bbl)	$86.35	$67.09	19.26	29%
Oil, with realized derivatives (per Bbl)	$75.48	$67.09	$8.39	13%
Natural gas, without realized derivatives (per Mcf)	$1.02	$2.49	$(1.47)	(59)%
Natural gas, with realized derivatives (per Mcf)	$1.87	$2.59	$(0.72)	(28)%
_________________
(1)We report our production volumes in two streams: oil and natural gas, including both dry and liquids-rich natural gas. Revenues associated with NGLs are included with our natural gas revenues.

(2)Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.
Nine Months Ended September 30, 2026 as Compared to Nine Months Ended September 30, 2025
Oil and natural gas revenues. The increase in oil revenues resulted from the 29% increase in the weighted average oil price realized and the 6% increase in our oil production. The decrease in natural gas revenues primarily resulted from the 59% decrease in the weighted average natural gas price realized, which was partially offset by the 6% increase in our natural gas production. For further discussion of factors impacting commodity prices, see “—General Outlook and Trends.”
Third-party midstream services revenues. Third-party midstream services revenues are those revenues from midstream operations related to third parties, including working interest owners in our operated wells. The increase in third-party midstream services revenues was primarily attributable to a $21.7 million increase in our third-party natural gas gathering and processing revenues, $8.9 million of which was driven by the Cardinal Acquisition, and a $2.4 million increase in our third-party water disposal revenues.
Sales of purchased natural gas. The increase in sales of purchased natural gas was primarily the result of a 37% increase in purchased natural gas volumes sold, which was partially offset by a 11% decrease in natural gas price realized. Sales of purchased natural gas reflect those natural gas purchase transactions that we periodically enter into with third parties whereby we purchase natural gas and (i) subsequently sell the natural gas to other purchasers or (ii) process the natural gas at San Mateo’s cryogenic natural gas processing plants and subsequently sell the residue natural gas and NGLs to other purchasers. These revenues, and the expenses related to these transactions included in “Purchased natural gas,” are presented on a gross basis in our interim unaudited condensed consolidated statements of operations.
Realized (loss) gain on derivatives. Our realized loss on derivatives was $247.2 million for the nine months ended September 30, 2026, as compared to a realized gain of $13.6 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, we recorded a net loss of $374.3 million related to our oil costless collars and deferred calls, resulting primarily from oil prices that were above the ceiling of certain of our oil costless collar contracts and the deferred call premiums on certain of our purchased oil call contracts. This loss was partially offset by a net gain of $127.1 million related to our natural gas costless collar and swap contracts, resulting primarily from natural gas prices that were below the floor of our natural gas costless collar contracts, natural gas prices that were below the fixed prices of certain of our natural gas swap contracts and natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts. For the nine months ended September 30, 2025, we recorded a net gain of $13.6 million related to our natural gas basis differential swap contracts, resulting primarily from natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts. We realized an average loss on our oil derivatives of approximately $10.87 per Bbl produced during the nine months ended September 30, 2026, as compared to no realized gains or losses from oil derivatives during the nine months ended September 30, 2025. We realized an average gain on our natural gas derivatives of approximately $0.85 and $0.10 per Mcf produced during the nine months ended September 30, 2026 and 2025, respectively. See Note 9, Derivative Financial Instruments, for further details on our derivatives.
Unrealized loss on derivatives. During the nine months ended September 30, 2026, the aggregate net fair value of our open oil and natural gas costless collar, oil price call and natural gas basis differential swap contracts changed to a net liability of $203.7 million from a net asset of $34.1 million at December 31, 2025, resulting in an unrealized loss on derivatives of $237.7 million for the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the aggregate net fair value of our open oil and natural gas costless collar and natural gas basis differential swap contracts changed to a net asset of $3.7 million from a net asset of $16.0 million at December 31, 2024, resulting in an unrealized loss on derivatives of $12.3 million for the nine months ended September 30, 2025. See Note 9, Derivative Financial Instruments, for further details on our derivatives.

Expenses
The following table summarizes our unaudited operating expenses and other income (expense) for the periods indicated:

	Nine Months Ended September 30,
(In thousands, except expenses per BOE)	2026	2025	$ Change	% Change
Expenses
Lease operating	$334,550	$313,822	$20,728	7%
Transportation and processing	56,756	55,326	1,430	3%
Midstream operating	198,205	145,597	52,608	36%
Purchased natural gas	94,323	137,735	(43,412)	(32)%
Depletion, depreciation and amortization	950,809	889,847	60,962	7%
Taxes other than income	274,447	213,813	60,634	28%
Accretion of asset retirement obligations	8,615	5,642	2,973	53%
General and administrative	124,942	102,709	22,233	22%
Total expenses	2,042,647	1,864,491	178,156	10%
Operating income	978,025	983,794	(5,769)	(1)%
Other income (expense)
Interest expense	(192,326)	(153,475)	(38,851)	25%
Loss on debt extinguishment	(15,587)	—	(15,587)	100%
Loss on asset sales	(578)	(589)	11	(2)%
Other income	11,100	14,011	(2,911)	(21)%
Total other expense	(197,391)	(140,053)	(57,338)	41%
Income before income taxes	780,634	843,741	(63,107)	(7)%
Income tax provision (benefit)
Current	804	6,735	(5,931)	(88)%
Deferred	186,897	191,776	(4,879)	(3)%
Total income tax provision	187,701	198,511	(10,810)	(5)%
Net income	592,933	645,230	(52,297)	(8)%
Net income attributable to non-controlling interest in subsidiaries	(66,033)	(78,556)	12,523	(16)%
Net income attributable to Matador Resources Company shareholders	$526,900	$566,674	$(39,774)	(7)%
Expenses per BOE
Lease operating	$5.62	$5.59	$0.03	1%
Transportation and processing	$0.95	$0.99	$(0.04)	(4)%
Midstream operating	$3.33	$2.59	$0.74	29%
Depletion, depreciation and amortization	$15.98	$15.85	$0.13	1%
Taxes other than income	$4.61	$3.81	$0.80	21%
General and administrative	$2.10	$1.83	$0.27	15%
Nine Months Ended September 30, 2026 as Compared to Nine Months Ended September 30, 2025
Lease operating. The increase in lease operating expense was primarily attributable to the increased number of wells being operated by us and other operators (where we own a working interest).
Transportation and processing. The increase in transportation and processing expenses was primarily due to a change in the mix of revenue contracts between the periods.
Midstream operating. The increase in midstream operating expense was primarily attributable to a $29.6 million increase in pipeline operation expenses as a result of increased inlet connections and a $20.2 million increase in plant processing expenses as a result of increased gas gathering and processing volumes, as well as the Cardinal Acquisition.

Purchased natural gas. The decrease in purchased natural gas expense was primarily due to a decline of approximately 291% in average Waha pricing, partially offset by a 85% increase in volumes purchased due to the weaker market pricing.
Depletion, depreciation and amortization. The increase in depletion, depreciation and amortization expense was primarily a result of the 6% increase in our total oil equivalent production and the addition of $248.1 million of proved reserves to the full cost pool as a result of the BLM Acquisition.
Taxes other than income. The increase in taxes other than income was primarily due to a $59.2 million increase in production taxes as a result of the increase in oil revenues, partially offset by the decrease in natural gas revenues.
Accretion of asset retirement obligations. The increase in accretion of asset retirement obligations was primarily due to an increase in estimated future costs.
General and administrative. The increase in general and administrative expense was largely attributable to a $13.4 million increase in employee compensation costs, as a result of increased headcount and a $5.5 million increase in stock-based compensation expense primarily associated with our cash-settled stock awards, the values of which are remeasured at each reporting period. Additionally, the increase in general and administrative expense was due to approximately $4.1 million in transaction costs associated with the Cardinal Acquisition, a $1.9 million increase in rent expense, a $1.3 million increase in director and officer insurance and $0.8 million in transaction costs associated with the Paloma Acquisition. These increases were partially offset by a $3.5 million increase in capitalized general and administrative expenses.
Interest expense. The increase in interest expense for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to a $234.3 million increase in average debt outstanding under the Credit Agreement, a $227.5 million increase in average debt outstanding under the San Mateo Revolving Credit Facility and a $189.6 million increase in the weighted average of senior notes outstanding between the periods, as well as the new $650.0 million San Mateo Term Loan (see “—Liquidity and Capital Resources” below for further discussion). These increases were partially offset by lower interest rates.
Loss on debt extinguishment. In connection with the 2028 Notes Tender Offer and 2028 Notes Redemption, both of which as defined in “—Liquidity and Capital Resources” below, we incurred a loss on debt extinguishment of $15.6 million, including a $9.7 million cash prepayment premium and a $5.9 million write-off of remaining unamortized deferred issuance costs and discounts.
Income tax provision. The decreases in the current, deferred and total income tax provisions were primarily the result of lower income before income taxes. Our effective income tax rate of 26% for the nine months ended September 30, 2026 differed from the U.S. federal statutory rate primarily due to state taxes in New Mexico and the impact of permanent differences between book and tax income recognized discretely in the current period.
Liquidity and Capital Resources
Our primary use of capital has been, and we expect will continue to be during the remainder of 2026 and for the foreseeable future, for the acquisition, exploration and development of oil and natural gas properties and for midstream investments. We expect to fund our 2026 capital expenditures through a combination of cash on hand, operating cash flows and performance incentives paid to us by Five Point or its affiliates. If capital expenditures were to exceed these sources of cash during the remainder of 2026, we expect to fund any such excess capital expenditures, including for significant acquisitions, through borrowings under our secured revolving credit facility (the “Credit Agreement”) or the San Mateo Revolving Credit Facility (assuming availability under such facilities) or through other capital sources, including borrowings under expanded or additional credit arrangements, the sale or joint venture of midstream assets, oil and natural gas producing assets, leasehold interests or mineral interests and potential issuances of equity, debt or convertible securities, none of which may be available on satisfactory terms or at all. Our future success in growing proved reserves and production will be highly dependent on our ability to generate operating cash flows and access outside sources of capital.

The table below reflects our sources and availability of liquidity at September 30, 2026.

(In thousands)	Total Balance	Availability
Cash	$11,756	$11,756
Credit Agreement	$951,000	$1,745,941	(1)
San Mateo Revolving Credit Facility	$1,002,000	$75,132	(2)
San Mateo Term Loan	$650,000	$—
6.500% senior notes due 2032 (the “2032 Notes”)	$900,000		(3)
6.250% senior notes due 2033 (the “2033 Notes”)	$750,000		(3)
6.000% senior notes due 2034 (the “2034 Notes”)	$750,000		(3)
(1)Reduced by approximately $53.1 million in outstanding letters of credit issued pursuant to the Credit Agreement.
(2)Reduced by approximately $22.9 million in outstanding letters of credit issued pursuant to the San Mateo Revolving Credit Facility.
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
Additionally, in March 2026, we completed the sale of $750.0 million in aggregate principal amount of our 2034 Notes. We used the net proceeds from the sale of the 2034 Notes (the “2034 Notes Offering”) of $737.1 million, after deducting initial purchasers’ discounts and estimated offering expenses, to fund the 2028 Notes Tender Offer and 2028 Notes Redemption and for general corporate purposes.
In June 2026, in connection with the regularly scheduled May 1 redetermination, the borrowing base of the Credit Agreement was reaffirmed at $3.25 billion. Additionally, we elected to, and the lenders agreed to, increase the borrowing commitments from $2.25 billion to $2.75 billion.
The BLM Acquisition and the Paloma Acquisition were each funded through cash on hand and borrowings under our Credit Agreement, for which the elected commitment level was increased to $2.75 billion as discussed above.
Between September 30, 2026 and November 3, 2026, our borrowings increased $1.30 billion under the Credit Agreement primarily in connection with the Paloma Acquisition, and at November 3, 2026, we had $2.25 billion in borrowings outstanding under the Credit Agreement. We expect to repay between $350 and $400 million in borrowings under the Credit Agreement based on market conditions as of November 3, 2026, funded by free cash flow generation, in the fourth quarter of 2026 following the closing of the Paloma Acquisition, of which $150 million has been repaid as of November 3, 2026.
In connection with the Cardinal Acquisition, on July 31, 2026, San Mateo amended the San Mateo Credit Facility (as defined in Note 6, Debt) to include a $650.0 million incremental senior secured term loan (the “San Mateo Term Loan”), and fully drew on that term loan on the same date. In addition to the San Mateo Term Loan, the Cardinal Acquisition was funded through capital contributions by Matador and Five Point to San Mateo of $51.0 million and $49.0 million, respectively, and cash on hand. As of September 30, 2026, the San Mateo Term Loan is due within twelve months and has therefore been presented as a current liability in our interim unaudited condensed consolidated balance sheet. San Mateo’s management is evaluating the refinancing of the San Mateo Term Loan and presently believes the measures being taken will enable San Mateo to successfully refinance the balance on a long-term basis prior to its maturity, although no assurance can be given. In the absence of being able to refinance the San Mateo Term Loan on a long-term basis, San Mateo believes it could satisfy the obligation through a combination of cash on hand, cash flows from operations, borrowings under the San Mateo Revolving Credit Facility (as defined in Note 6, Debt) and contributions from its members.
See Note 6, Debt, for further details of the debt transactions.
As further described in the Annual Report, we maintain a share repurchase program (the “Share Repurchase Program”) authorizing the repurchase of up to $400.0 million of common stock. During the three and nine months ended September 30, 2026, we repurchased 253,603 and 496,305 shares of common stock, respectively, under the Share Repurchase Program at a weighted average price of $47.64 and $48.25 per common share, respectively, for a total cost of $12.1 million and $24.0 million, respectively.

Matador’s Board of Directors (the “Board”) declared and paid quarterly cash dividends of $0.375 per share of common stock in each of the first, second and third quarters of 2026. On October 21, 2026, the Board amended our dividend policy to increase the quarterly dividend to $0.4375 per share of common stock for future dividend payments and also declared a quarterly cash dividend of $0.4375 per share of common stock payable on December 4, 2026 to shareholders of record as of November 10, 2026.
We expect that development of our Delaware Basin assets will be the primary focus of our operations and capital expenditures for the remainder of 2026. We have built significant optionality into our drilling program, which should generally allow us to decrease or increase the number of rigs we operate as necessary based on changing commodity prices and other factors. On November 3, 2026, we adjusted our estimated drilling, completing and equipping (“D/C/E”) capital expenditures for 2026 to a range of $1.50 to $1.54 billion from a range of $1.48 to $1.56 billion, which includes our expected D/C/E capital expenditures on acreage acquired in the BLM Acquisition and Paloma Acquisition. Substantially all of these 2026 estimated capital expenditures are expected to be allocated to (i) the further delineation and development of our leasehold position and (ii) our participation in certain non-operated well opportunities. Our Delaware Basin operated drilling program for the remainder of 2026 is expected to focus on the continued development of our various asset areas throughout the Delaware Basin, with a continued emphasis on drilling and completing a high percentage of longer horizontal wells. At November 3, 2026, we have established an acreage position in what we believe is the core of the Woodford play of approximately 50,000 net acres, acquired at an average cost of $4,000 per acre across more than 400 separate transactions, including acquisitions in the fourth quarter of 2026. We drilled our first horizontal well in the Woodford formation during 2026 and plan to begin drilling two additional wells in the fourth quarter of 2026 to further delineate the play as we transition into an active 2027 development schedule.
On November 3, 2026, we also adjusted our estimated midstream capital expenditures for 2026 to a range of $170.0 to $190.0 million from a range of $145.0 to $165.0 million, which includes our proportionate share of San Mateo’s estimated 2026 capital expenditures as well as the estimated 2026 capital expenditures for other wholly-owned midstream projects. Substantially all of these 2026 estimated capital expenditures are expected to be allocated to the construction, installation and maintenance of midstream assets. More specifically, the $25 million increase in estimated midstream capital expenditures is to fund initial work on a new natural gas processing train at San Mateo’s Marlan Plant complex and associated gathering assets. This expansion is underwritten by a new agreement with a large Delaware Basin producer expected to add meaningful long-term volumes across San Mateo’s existing gathering and processing footprint as well as anticipated increased volumes from Matador production estimates.
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

Exploration and development activities are subject to a number of risks and uncertainties, which could cause these activities to be less successful than we anticipate. A significant portion of our anticipated cash flows from operations for the remainder of 2026 is expected to come from producing wells and development activities on currently proved properties in the Delaware Basin. Our existing operated and non-operated wells may not produce at the levels we are forecasting or may be temporarily shut in or restricted due to low commodity prices, and our exploration and development activities in these areas may not be as successful as we anticipate. Additionally, our anticipated cash flows from operations are based upon current expectations of oil and natural gas prices for 2026 and the hedges we currently have in place. For further discussion of our expectations of such commodity prices, see “—General Outlook and Trends” below. At times, we use commodity derivative financial instruments to mitigate our exposure to fluctuations in oil, natural gas and NGL prices and to partially offset reductions in our cash flows from operations resulting from declines in commodity prices. See Note 9, Derivative Financial Instruments, in this Quarterly Report for a summary of our open derivative financial instruments.
Cash Flows
Our unaudited cash flows for the nine months ended September 30, 2026 and 2025 are presented below:

	Nine Months Ended September 30,
(In thousands)	2026	2025	$ Change	% Change
Net cash provided by operating activities	$2,002,106	$1,950,566	$51,540	3%
Net cash used in investing activities	(3,384,997)	(1,569,635)	(1,815,362)	116%
Net cash provided by (used in) financing activities	1,373,527	(379,286)	1,752,813	(462)%
Net change in cash and restricted cash	$(9,364)	$1,645	$(11,009)	(669)%
Adjusted EBITDA attributable to Matador Resources Company shareholders(1)	$2,096,455	$1,804,983	$291,472	16%
__________________
(1)Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our net income and net cash provided by operating activities, see “—Non-GAAP Financial Measures” below.
Net Cash Provided by Operating Activities
Excluding changes in operating assets and liabilities, net cash provided by operating activities increased $255.7 million to $2.03 billion for the nine months ended September 30, 2026 from $1.77 billion for the nine months ended September 30, 2025. This increase was primarily attributable to higher realized oil prices and increased oil and natural gas production for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, partially offset by lower realized natural gas prices. Changes in our operating assets and liabilities between the periods resulted in a $204.1 million decrease in net cash provided by operating activities for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.
Net Cash Used in Investing Activities
The increase in net cash used in investing activities between the periods was primarily due to (i) a $1.02 billion increase in expenditures related to the acquisition of oil and natural gas properties, primarily the BLM Acquisition, (ii) $761.0 million in expenditures related to the Cardinal Acquisition, (iii) an $84.7 million increase in D/C/E capital expenditures primarily attributable to our operated and non-operated drilling, completion and equipping activities in the Delaware Basin, (iv) a $63.8 million cash deposit related to the Paloma Acquisition and (v) a $21.6 million decrease in proceeds from the sale of assets; partially offset by a $141.4 million decrease in midstream capital expenditures.
Net Cash Provided by (Used in) Financing Activities
The decrease in net cash used in financing activities between the periods was primarily due to (i) an $863.5 million increase in net borrowings under the Credit Agreement, (ii) $737.1 million of net proceeds received from the 2034 Notes Offering, (iii) $650.0 million of proceeds from the San Mateo Term Loan, (iv) a $49.0 million contribution from non-controlling interest owners of less-than-wholly-owned subsidiaries in connection with the Cardinal Acquisition, (v) a $26.5 million decrease in repurchases of common stock, (vi) $23.3 million of net proceeds from a sale-leaseback financing obligation, (vii) an $8.3 million decrease in distributions to non-controlling interest owners and (viii) a $7.9 million increase in performance incentives received from Five Point; partially offset by (i) $509.7 million used to repurchase the principal amount of the 2028 Notes, (ii) an $81.0 million decrease in net borrowings under the San Mateo Revolving Credit Facility and (iii) a $22.7 million increase in dividends paid.

See Note 6, Debt, in this Quarterly Report for a summary of our debt, including the Credit Agreement, the San Mateo Revolving Credit Facility, the San Mateo Term Loan, the 2032 Notes, the 2033 Notes and the 2034 Notes.
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
Management believes Adjusted EBITDA is useful because it allows us to evaluate our operating performance and compare the results of operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above from net income in calculating Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which certain assets were acquired.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Unaudited Adjusted EBITDA Reconciliation to Net Income
Net income attributable to Matador Resources Company shareholders	$172,120	$176,364	$526,900	$566,674
Net income attributable to non-controlling interest in subsidiaries	22,979	24,260	66,033	78,556
Net income	195,099	200,624	592,933	645,230
Interest expense	79,982	50,641	192,326	153,475
Total income tax provision	81,548	59,128	187,701	198,511
Depletion, depreciation and amortization	342,961	305,354	950,809	889,847
Accretion of asset retirement obligations	3,995	2,148	8,615	5,642
Unrealized loss (gain) on derivatives	67,727	(19,952)	237,744	12,290
Non-cash stock-based compensation expense	6,912	6,181	17,529	14,641
Loss on debt extinguishment	—	—	15,587	—
Loss on asset sales	—	589	578	589
Other non-recurring expense (income)	6,115	(1,866)	10,339	(7,452)
Consolidated Adjusted EBITDA	784,339	602,847	2,214,161	1,912,773
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(46,062)	(36,332)	(117,706)	(107,790)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$738,277	$566,515	$2,096,455	$1,804,983

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Unaudited Adjusted EBITDA Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$594,432	$721,660	$2,002,106	$1,950,566
Net change in operating assets and liabilities	107,874	(123,282)	27,019	(177,127)
Interest expense, net of non-cash portion	75,673	46,948	180,949	142,446
Current income tax provision	578	(39,335)	804	6,735
Other non-cash and non-recurring expense (income)	5,782	(3,144)	3,283	(9,847)
Adjusted EBITDA attributable to non-controlling interest in subsidiaries	(46,062)	(36,332)	(117,706)	(107,790)
Adjusted EBITDA attributable to Matador Resources Company shareholders	$738,277	$566,515	$2,096,455	$1,804,983
Net income attributable to Matador shareholders decreased $4.2 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease in net income attributable to Matador shareholders primarily resulted from (i) a $251.8 million decrease in net gain on realized and unrealized derivatives, (ii) a $37.6 million increase in depletion, depreciation and amortization expense, (iii) a $33.1 million increase in midstream operating expenses, (iv) a $32.0 million increase in taxes other than income, (v) a $29.3 million increase in interest expense, (vi) a $22.4 million increase in the income tax provision, (vii) a $15.9 million increase in lease operating expenses and (viii) a $7.9 million increase in general and administrative expenses. These decreases were partially offset by (i) higher realized oil and natural gas prices, (ii) increased oil and natural gas production, (iii) a $12.5 million increase in third-party midstream services revenues and (iv) a $7.8 million increase in net sales of purchased natural gas. See “—Results of Operations” for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 above for further discussion and analysis of these individual changes within net income.
Net income attributable to Matador shareholders decreased $39.8 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease in net income attributable to Matador shareholders primarily resulted from (i) lower realized natural gas prices, (ii) a $486.2 million decrease in net gain on realized and unrealized derivatives, (iii) a $60.6 million increase in taxes other than income, (iv) a $61.0 million increase in depletion, depreciation and amortization expense, (v) a $52.6 million increase in midstream operating expenses, (vi) a $38.9 million increase in interest expense, (vii) a $22.2 million increase in general and administrative expenses, (viii) a $20.7 million increase in lease operating expenses and (ix) a $15.6 million loss on debt extinguishment. These decreases were partially offset by (i) higher realized oil prices, (ii) increased oil and natural gas production, (iii) an $85.8 million increase in net sales of purchased natural gas, (iv) a $23.7 million increase in third-party midstream services revenues and (v) a $10.8 million decrease in the income tax provision. See “—Results of Operations” for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, above for further discussion and analysis of these individual changes within net income.
Adjusted EBITDA, a non-GAAP financial measure, increased $171.8 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily attributable to (i) higher realized oil and natural gas prices, (ii) increased oil and natural gas production, (iii) a $12.5 million increase in third-party midstream services revenues and (iv) a $7.8 million increase in net sales of purchased natural gas. These increases were partially offset by (i) a $164.1 million decrease in realized gain on derivatives, (ii) a $33.1 million increase in midstream operating expenses, (iii) a $32.0 million increase in taxes other than income, (iv) a $15.9 million increase in lease operating expenses and (v) a $7.9 million increase in general and administrative expenses.
Adjusted EBITDA, a non-GAAP financial measure, increased $291.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily attributable to (i) higher realized oil prices, (ii) increased oil and natural gas production, (iii) an $85.8 million increase in net sales of purchased natural gas and (iv) a $23.7 million increase in third-party midstream services revenues. These increases were partially offset by (i) lower realized natural gas prices, (ii) a $260.8 million decrease in realized gain on derivatives, (iii) a $60.6 million increase in taxes other than income, (iv) a $52.6 million increase in midstream operating expenses, (v) a $22.2 million increase in general and administrative expenses and (vi) a $20.7 million increase in lease operating expenses.

Off-Balance Sheet Arrangements
From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2026, the material off-balance sheet arrangements and transactions that we have entered into include (i) non-operated drilling commitments, (ii) firm gathering, transportation, processing, fractionation, sales and disposal commitments and (iii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, treating, transportation and disposal commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, we have no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources. See “—Obligations and Commitments” below and Note 11, Commitments and Contingencies, in this Quarterly Report for more information regarding our off-balance sheet arrangements. Such information is incorporated herein by reference.
Obligations and Commitments
We had the following material contractual obligations and commitments at September 30, 2026:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations
Borrowings, including letters of credit(1)	$2,028,927	$—	$1,004,059	$1,024,868	$—
San Mateo Term Loan under San Mateo Credit Facility(2)	650,000	650,000	—	—	—
Senior unsecured notes(3)	2,400,000	—	—	—	2,400,000
Office leases	101,897	5,999	12,961	13,752	69,185
Non-operated drilling commitments(4)	48,582	48,582	—	—	—
Drilling rig contracts(5)	21,174	21,174	—	—	—
Asset retirement obligations(6)	263,091	4,469	18,416	3,137	237,069
Transportation, gathering, processing and disposal agreements with non-affiliates(7)	2,497,074	325,207	547,119	458,835	1,165,913
Transportation, gathering, processing and disposal agreements with San Mateo(8)	590,088	76,127	206,860	204,659	102,442
Midstream contracts(9)	111,378	55,068	56,310	—	—
Seismic data contracts	10,500	10,500	—	—	—
Total contractual cash obligations	$8,722,711	$1,197,126	$1,845,725	$1,705,251	$3,974,609
__________________
(1)The amounts included in the table above represent principal maturities only. At September 30, 2026, we had $951.0 million in borrowings outstanding under the Credit Agreement and approximately $53.1 million in outstanding letters of credit issued pursuant to the Credit Agreement. The outstanding borrowings under the Credit Agreement mature on March 22, 2029. At September 30, 2026, San Mateo had $1.00 billion of borrowings outstanding under the San Mateo Revolving Credit Facility and approximately $22.9 million in outstanding letters of credit issued pursuant to the San Mateo Revolving Credit Facility. The outstanding borrowings under the San Mateo Revolving Credit Facility mature on November 26, 2029. Assuming the amounts outstanding and interest rates of 5.75% and 6.91%, respectively, for the Credit Agreement and the San Mateo Revolving Credit Facility at September 30, 2026, the interest expense for such facilities is expected to be approximately $55.4 million and $70.2 million, respectively, each year until maturity.
(2)The amount included in the table above represents principal only. The borrowings outstanding under the San Mateo Term Loan mature on July 30, 2027. Assuming the amount outstanding and interest rate of 6.91% at September 30, 2026, the interest expense for the San Mateo Term Loan is expected to be approximately $37.8 million until maturity.
(3)The amounts included in the table above represent principal maturities only. Interest expense on the $900.0 million of outstanding 2032 Notes as of September 30, 2026 is expected to be approximately $58.5 million each year until maturity. Interest expense on the $750.0 million of outstanding 2033 Notes as of September 30, 2026 is expected to be approximately $46.9 million each year until maturity. Interest expense on the $750.0 million of outstanding 2034 Notes as of September 30, 2026 is expected to be approximately $45.0 million each year until maturity.
(4)At September 30, 2026, we had outstanding commitments to participate in the drilling and completion of various non-operated wells.
(5)We do not own or operate our own drilling rigs, but instead we enter into contracts with third parties for such drilling rigs.
(6)The amounts included in the table above represent discounted cash flow estimates for future asset retirement obligations at September 30, 2026.
(7)From time to time, we enter into agreements with third parties whereby we commit to deliver anticipated natural gas and oil production and produced water from certain portions of our acreage for transportation, gathering, processing, fractionation, sales and disposal. Certain of these agreements contain minimum volume commitments, including contracts related to firm transportation on Energy Transfer’s Hugh Brinson Pipeline. If we do not meet the minimum volume commitments under these agreements, we would be required to pay certain deficiency fees. See Note 11, Commitments and Contingencies, in this Quarterly Report for more information about these contractual commitments.
(8)We dedicated to San Mateo our current and certain future leasehold interests in the Rustler Breaks asset area and the Wolf portion of the West Texas asset area and acreage in the southern portion of the Arrowhead asset area (the “Greater Stebbins Area”) and Stateline asset area pursuant to 15-year, fixed-fee oil transportation, oil, natural gas and produced water gathering and produced water disposal agreements. In addition, we dedicated to San Mateo our current and certain future leasehold interests in the Rustler Breaks asset area and acreage in the Greater Stebbins Area and Stateline asset area pursuant to 15‑year, fixed-fee natural gas processing agreements. We also dedicated to San Mateo certain of our current and future leasehold interests in the Ranger and Antelope Ridge asset areas pursuant to 15-year, fixed-fee natural gas gathering, compression, treating and processing agreements with San Mateo, whereby San Mateo will gather, compress, treat and process natural gas produced from our operated wells in northern Lea County, New Mexico. See Note 11, Commitments and Contingencies, in this Quarterly Report for more information about these contractual commitments.
(9)At September 30, 2026, we had outstanding commitments for capital expenditures to be utilized in San Mateo’s operations.
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
Oil prices were higher in the third quarter of 2026, as compared to the third quarter of 2025. For the three months ended September 30, 2026, oil prices averaged $85.68 per Bbl, ranging from a low of $68.55 per Bbl in early July to a high of $105.83 per Bbl in mid-September, based upon the West Texas Intermediate (“WTI”) oil futures contract price for the earliest delivery date. Oil prices averaged $64.97 per Bbl for the three months ended September 30, 2025. We realized a weighted average oil price of $87.25 per Bbl ($74.84 per Bbl with realized losses from oil derivatives) for our oil production for the three months ended September 30, 2026, as compared to $64.91 per Bbl (with no realized gains or losses from oil derivatives) for our oil production for the three months ended September 30, 2025. Oil prices have remained volatile since September 30, 2026. At November 3, 2026, the WTI oil futures contract for the earliest delivery date had increased from the average price for the third quarter of 2026 of $85.68 per Bbl, settling at $96.09 per Bbl.
Natural gas prices were lower in the third quarter of 2026, as compared to the third quarter of 2025. For the three months ended September 30, 2026, natural gas prices averaged $2.89 per MMBtu, ranging from a low of $2.64 per MMBtu in early August to a high of $3.30 per MMBtu in late September, based upon the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date. Natural gas prices averaged $3.07 per MMBtu for the three months ended September 30, 2025. We report production volumes in two streams, oil and natural gas (which includes both dry gas and NGLs). We realized a weighted average natural gas price of $2.99 per Mcf ($2.81 per Mcf including realized losses from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended September 30, 2026, as compared to $1.95 per Mcf ($2.03 per Mcf including realized gains from natural gas derivatives) for our natural gas production (including revenues attributable to NGLs) for the three months ended September 30, 2025. Certain volumes of our natural gas production are sold at prices established at the beginning of each month by the various markets where we sell our natural gas production, and certain volumes of our natural gas production are sold at daily market prices. At November 3, 2026, the NYMEX Henry Hub natural gas futures contract price for the earliest delivery date had increased from the average price for the third quarter of 2026 of $2.89 per MMBtu to $2.90 per MMBtu.

The prices we receive for oil and natural gas production often reflect a discount to the relevant benchmark prices, such as the WTI oil price or the NYMEX Henry Hub natural gas price. The difference between the benchmark price and the price we receive is called a differential. Historically, most of our oil production from the Delaware Basin was sold based on prices established in Midland, Texas, and a significant portion of our natural gas production from the Delaware Basin was sold based on Houston Ship Channel pricing, while the remainder of our Delaware Basin natural gas production was sold primarily based on prices established at the Waha hub in far West Texas. At September 30, 2026, we have significantly reduced our exposure to prices at the Waha hub, particularly for our operated natural gas production, as we secured 500,000 MMBtu per day of firm natural gas transportation on Energy Transfer’s new Hugh Brinson pipeline, which began flowing natural gas during the second quarter of 2026 and was fully in-service as of September 1, 2026. The Hugh Brinson pipeline provides Matador access to Henry Hub markets along the Louisiana Gulf Coast and to other opportunities such as liquefied natural gas (LNG) plants and export terminals along this pipeline route that have historically experienced more favorable pricing to the Waha hub.
Certain volumes of our Delaware Basin natural gas production have historically been, and could again be, exposed to the Waha-Henry Hub basis differential, which has also been highly volatile in recent years. In recent years, concerns about natural gas pipeline takeaway capacity out of the Delaware Basin began to increase and as a result, the Waha-Henry Hub basis differential began to widen. The Waha-Henry Hub basis differential averaged ($4.38) per MMBtu for the nine months ended September 30, 2026. Between September 30, 2026 and November 3, 2026, this natural gas price differential narrowed to approximately ($1.29) per MMBtu. A significant portion of our Delaware Basin natural gas production, however, is sold at either Houston Ship Channel or Henry Hub pricing, subsequent to the recent commissioning of the Hugh Brinson pipeline, and is not exposed to Waha pricing. At certain times, we may also sell a portion of our natural gas production into other markets to improve our realized natural gas pricing. Further, approximately 3% of our reported natural gas production for the nine months ended September 30, 2026 was attributable to the Haynesville shale play, which is not exposed to Waha pricing. In addition, most of our natural gas volumes in the Delaware Basin are processed for NGLs, resulting in a further reduction in the reported natural gas volumes exposed to Waha pricing.
From time to time, we use derivative financial instruments to mitigate our exposure to commodity price risk associated with oil, natural gas and NGL prices. Even so, decisions as to whether, at what price and what production volumes to hedge are difficult and depend on market conditions and our forecast of future production and oil, natural gas and NGL prices, and we may not always employ the optimal hedging strategy. This, in turn, may affect the liquidity that can be accessed through the borrowing base under the Credit Agreement and through the capital markets. During the first nine months of 2026, we recorded a net loss of $374.3 million related to our oil costless collars, resulting primarily from oil prices that were above the ceiling of certain of our oil costless collar contracts and the deferred call premiums on certain of our purchased oil call contracts. This loss was partially offset by a net gain of $127.1 million related to our natural gas costless collar and swap contracts, resulting primarily from natural gas prices that were below the floor of our natural gas costless collar contracts, natural gas prices that were below the fixed prices of certain of our natural gas swap contracts and natural gas basis differentials that were below the fixed prices of certain of our natural gas basis differential swap contracts.
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
At September 30, 2026, we had various costless collar contracts open and in place to mitigate our exposure to oil and natural gas price volatility, each with an established price floor and ceiling. At September 30, 2026, we had oil price call contracts open and in place to mitigate our exposure to oil price volatility with an established strike price. At September 30, 2026, we had natural gas basis differential swap contracts open and in place to mitigate our exposure to natural gas price volatility, with a specific term (calculation period), notional quantity (volume hedged) and fixed price. We had no open contracts associated with NGL prices at September 30, 2026.

See Note 9, Derivative Financial Instruments, in this Quarterly Report for a summary of our open derivative financial instruments. Such information is incorporated herein by reference.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026 to ensure that (i) information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2026, there were no changes in our internal controls that have materially affected or are reasonably likely to have a material effect on our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
We are party to several legal proceedings encountered in the ordinary course of business. While the ultimate outcome and impact on us cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on our financial condition, results of operations or cash flows.
During the three months ended September 30, 2026, there were no material changes regarding the legal proceedings we have disclosed in “Part I—Item 3. Legal Proceedings” in the Annual Report or in “Part II—Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see “Item 1A. Risk Factors” in the Annual Report. During the three months ended September 30, 2026, there were no material changes to the risk factors we have disclosed in the Annual Report.
Item 2. Repurchase of Equity by the Company or Affiliates
The following table contains information about our acquisition of equity securities during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value in thousands) of Shares that May Yet Be Purchased under the Plans or Programs(2)
July 1, 2026 to July 31, 2026	200,729	$47.65	200,000	$322,751
August 1, 2026 to August 31, 2026	53,603	$47.66	53,603	$320,195
September 1, 2026 to September 30, 2026	51	$61.05	—	$320,195
Total	254,383	$47.66	253,603
_________________
(1)During the third quarter of 2026, the Company re-acquired 780 shares of common stock from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted stock.
(2)In April 2025, the Board authorized the Share Repurchase Program covering up to $400.0 million of common stock. During the third quarter of 2026, we repurchased 253,603 shares of our common stock under the Share Repurchase Program at a weighted average price of $47.64 per common share for a total cost of $12.1 million.
Item 5. Other Information
Insider Trading Plans
During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.1
First Supplemental Indenture, dated as of November 3, 2026, by and among MRC Ranger, LLC, Paloma Permian, LLC, Paloma Permian AssetCo, LLC and Paloma Permian Nominee Corporation, the existing Guarantors party thereto, Matador Resources Company and U.S. Bank Trust Company, National Association, as trustee (filed herewith).

4.2
Second Supplemental Indenture, dated as of November 3, 2026, by and among MRC Ranger, LLC, Paloma Permian, LLC, Paloma Permian AssetCo, LLC and Paloma Permian Nominee Corporation, the existing Guarantors party thereto, Matador Resources Company and U.S. Bank Trust Company, National Association, as trustee (filed herewith).

4.3
Third Supplemental Indenture, dated as of November 3, 2026, by and among MRC Ranger, LLC, Paloma Permian, LLC, Paloma Permian AssetCo, LLC and Paloma Permian Nominee Corporation, the existing Guarantors party thereto, Matador Resources Company and U.S. Bank Trust Company, National Association, as trustee (filed herewith).

10.1
Advisor Agreement between MRC Energy Company and Van H. Singleton, II, effective September 9, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 10, 2026).

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

101
The following financial information from Matador Resources Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statements of Operations - Unaudited, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited, (iv) the Condensed Consolidated Statements of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

MATADOR RESOURCES COMPANY

Date: November 6, 2026	By:	/s/ Joseph Wm. Foran
Joseph Wm. Foran
Chairman and Chief Executive Officer

Date: November 6, 2026	By:	/s/ Christopher P. Calvert
Christopher P. Calvert
Executive Vice President and Chief Financial Officer